Form 10-Q
period 2016-09-30
KLA TENCOR CORP
filed 2016-10-20
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of October 10, 2016, there were 156,318,732 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2016	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$966,325	$1,108,488
Marketable securities	1,528,296	1,382,806
Accounts receivable, net	654,699	613,233
Inventories	703,262	698,635
Other current assets	76,580	64,870
Total current assets	3,929,162	3,868,032
Land, property and equipment, net	272,351	278,014
Goodwill	335,198	335,177
Deferred income taxes	267,793	302,219
Purchased intangibles, net	3,065	4,331
Other non-current assets	188,529	174,659
Total assets	$4,996,098	$4,962,432
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$105,066	$106,517
Deferred system profit	185,640	174,551
Unearned revenue	54,841	59,147
Other current liabilities	629,194	662,208
Total current liabilities	974,741	1,002,423
Non-current liabilities:
Long-term debt	3,018,567	3,057,936
Unearned revenue	60,279	56,336
Other non-current liabilities	161,002	156,623
Total liabilities	4,214,589	4,273,318
Commitments and contingencies (Note 11 and Note 12)
Stockholders’ equity:
Common stock and capital in excess of par value	447,018	452,974
Retained earnings	381,124	284,825
Accumulated other comprehensive income (loss)	(46,633)	(48,685)
Total stockholders’ equity	781,509	689,114
Total liabilities and stockholders’ equity	$4,996,098	$4,962,432

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	September 30,
(In thousands, except per share amounts)	2016	2015
Revenues:
Product	$561,753	$460,739
Service	188,920	181,905
Total revenues	750,673	642,644
Costs and expenses:
Costs of revenues	277,836	270,244
Research and development	129,233	119,943
Selling, general and administrative	94,388	91,663
Interest expense	30,732	30,564
Other expense (income), net	(3,736)	(4,069)
Income before income taxes	222,220	134,299
Provision for income taxes	44,119	29,402
Net income	$178,101	$104,897
Net income per share:
Basic	$1.14	$0.67
Diluted	$1.13	$0.66
Cash dividends declared per share	$0.52	$0.52
Weighted-average number of shares:
Basic	156,129	156,820
Diluted	157,021	157,984

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
	September 30,
(In thousands)	2016	2015
Net income	$178,101	$104,897
Other comprehensive income (loss):
Currency translation adjustments:
Change in currency translation adjustments	3,924	(6,124)
Change in income tax benefit or expense	782	1,384
Net change related to currency translation adjustments	4,706	(4,740)
Cash flow hedges:
Change in net unrealized gains or losses	(1,838)	(1,861)
Reclassification adjustments for net gains or losses included in net income	1,379	(402)
Change in income tax benefit or expense	165	814
Net change related to cash flow hedges	(294)	(1,449)
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	245	230
Available-for-sale securities:
Change in net unrealized gains or losses	(2,877)	481
Reclassification adjustments for net gains or losses included in net income	(204)	(17)
Change in income tax benefit or expense	476	(69)
Net change related to available-for-sale securities	(2,605)	395
Other comprehensive income (loss)	2,052	(5,564)
Total comprehensive income	$180,153	$99,333

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended September 30,
(In thousands)	2016	2015
Cash flows from operating activities:
Net income	$178,101	$104,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,422	19,735
Asset impairment charges	358	—
Non-cash stock-based compensation expense	11,478	12,248
Excess tax benefit from equity awards	—	(10,159)
Net gain on sales of marketable securities and other investments	(204)	(1,233)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable, net	(38,241)	124,925
Decrease (increase) in inventories	1,187	(31,243)
Decrease in other assets	19,477	34,381
Increase (decrease) in accounts payable	(1,547)	4,158
Increase (decrease) in deferred system profit	11,089	(14,504)
Decrease in other liabilities	(26,343)	(49,423)
Net cash provided by operating activities	169,777	193,782
Cash flows from investing activities:
Acquisition of non-marketable securities	(1,470)	—
Capital expenditures, net	(9,883)	(7,341)
Purchases of available-for-sale securities	(457,512)	(343,358)
Proceeds from sale of available-for-sale securities	111,106	200,353
Proceeds from maturity of available-for-sale securities	197,100	184,973
Purchases of trading securities	(52,465)	(18,267)
Proceeds from sale of trading securities	45,301	15,540
Net cash provided by (used in) investing activities	(167,823)	31,900
Cash flows from financing activities:
Repayment of debt	(40,000)	(40,000)
Tax withholding payments related to vested and released restricted stock units	(17,376)	(21,526)
Common stock repurchases	—	(142,592)
Payment of dividends to stockholders	(89,313)	(101,674)
Excess tax benefit from equity awards	—	10,159
Net cash used in financing activities	(146,689)	(295,633)
Effect of exchange rate changes on cash and cash equivalents	2,572	(4,377)
Net decrease in cash and cash equivalents	(142,163)	(74,328)
Cash and cash equivalents at beginning of period	1,108,488	838,025
Cash and cash equivalents at end of period	$966,325	$763,697
Supplemental cash flow disclosures:
Income taxes paid, net	$39,411	$7,844
Interest paid	$3,243	$3,149
Non-cash activities:
Purchase of land, property and equipment - investing activities	$1,974	$1,490
Unsettled common stock repurchase - financing activities	$—	$9,610
Dividends payable - financing activities	$12,045	$20,892

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
Merger Agreement. On October 20, 2015, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement” or “Merger”) with Lam Research Corporation (“Lam Research”) which was subject to regulatory approvals. On October 5, 2016, the parties mutually agreed to terminate the Merger Agreement. See Note 17, “Subsequent Events” for additional details.
Basis of Presentation. The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations, comprehensive income, and cash flows for the periods indicated. These financial statements and notes, however, should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the SEC on August 5, 2016.
The condensed consolidated financial statements include the accounts of KLA-Tencor and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The results of operations for the three months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2017.
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
The deferred system profit balance equals the value of products that have been shipped and billed to customers which have not met the Company’s revenue recognition criteria, less applicable product and warranty costs. Deferred system profit does not include the profit associated with product shipments to certain customers in Japan, to whom title does not transfer until customer acceptance. Shipments to such customers in Japan are classified as inventory at cost until the time of acceptance.

Recent Accounting Pronouncements.
Recently Adopted
In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update for customer’s cloud based fees. The guidance changes what a customer must consider in determining whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for the fees related to the software license element in accordance with guidance related to internal use software; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. The Company adopted this update beginning in the first quarter of its fiscal year ending June 30, 2017 on a prospective basis and there was no impact of adoption on its condensed consolidated financial statements.
In March 2016, the FASB issued an accounting standard update to simplify certain aspects of share-based payment awards to employees, including the accounting for income taxes, an option to recognize gross stock-based compensation expense with actual forfeitures recognized as they occur and statutory tax withholding requirements, as well as certain classifications in the statement of cash flows. The update is effective for the Company beginning in the first quarter of its fiscal year ending June 30, 2018, with early adoption permitted and all of the guidance must be adopted in the same period. However, the Company elected to early-adopt this standard update beginning in the first quarter of its fiscal year ending June 30, 2017.
Impact to Condensed Consolidated Statements of Operations
The primary impact of adopting the standard update is a change in the recording of the excess tax benefits or deficiencies from share-based payments. Before adoption, the Company recognized the excess tax benefits or deficiencies related to stock-based compensation as a credit or charge to additional paid-in capital (“APIC”) in the Company’s Condensed Consolidated Balance Sheets. Under the standard update, these excess tax benefits or deficiencies are recognized as a discrete tax benefit or discrete tax expense in the income tax provision in the Company’s Condensed Consolidated Statement of Operations. For the three months ended September 30, 2016, the Company recognized a discrete tax benefit of $5.7 million related to net excess tax benefits mainly from stock-based compensation and dividend equivalents. The standard update requires companies to adopt the amendment related to accounting for excess tax benefits or deficiencies on a prospective basis only and as a result, prior periods were not retrospectively adjusted.
Impact to Condensed Consolidated Statements of Cash Flows
In addition to the income tax consequence as described above, the standard update for share-based payment requires that cash flows from excess tax benefits related to share-based payments be reported as operating activities in the Condensed Consolidated Statements of Cash Flows. Previously, cash flows from excess tax benefit related to share-based payments were reported as financing activities. The standard update allows for two methods of adoption which are prospective or retrospective application. The Company elected to adopt this amendment on a prospective basis and as a result, prior periods were not retrospectively adjusted.
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
The Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy as of September 30, 2016, because they were valued using quoted market prices, broker/dealer quotes or alternative pricing sources with reasonable levels of price transparency. As of September 30, 2016, the types of instruments valued based on quoted market prices in active markets included money market funds, U.S. Treasury securities, certain U.S. Government agency securities and certain sovereign securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
As of September 30, 2016, the types of instruments valued based on other observable inputs included corporate debt securities, certain U.S. Government agency securities, municipal securities, and certain sovereign securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
The principal market in which the Company executes its foreign currency contracts is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants generally are large financial institutions. The Company’s foreign currency contracts’ valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy.
Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on the Company’s Condensed Consolidated Balance Sheet as follows:

As of September 30, 2016 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
U.S. Treasury securities	$12,699	$12,699	$—
Corporate debt securities	28,748	—	28,748
Money market and other	581,240	581,240	—
Marketable securities:
U.S. Treasury securities	259,269	259,269	—
U.S. Government agency securities	424,018	404,022	19,996
Municipal securities	3,009	—	3,009
Corporate debt securities	812,577	—	812,577
Sovereign securities	21,971	1,004	20,967
Total cash equivalents and marketable securities(1)	2,143,531	1,258,234	885,297
Other current assets:
Derivative assets	692	—	692
Other non-current assets:
Executive Deferred Savings Plan	174,752	133,380	41,372
Total financial assets(1)	$2,318,975	$1,391,614	$927,361
Liabilities
Other current liabilities:
Derivative liabilities	$(7,637)	$—	$(7,637)
Total financial liabilities	$(7,637)	$—	$(7,637)
________________
(1) Excludes cash of $320.5 million held in operating accounts and time deposits of $30.5 million as of September 30, 2016.

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
________________
(1) Excludes cash of $330.1 million held in operating accounts and time deposits of $77.1 million as of June 30, 2016.
There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended September 30, 2016. The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of September 30, 2016 or June 30, 2016.

NOTE 3 – FINANCIAL STATEMENT COMPONENTS
Balance Sheet Components

(In thousands)	As of September 30, 2016	As of June 30, 2016
Accounts receivable, net:
Accounts receivable, gross	$676,366	$634,905
Allowance for doubtful accounts	(21,667)	(21,672)
	$654,699	$613,233
Inventories:
Customer service parts	$245,105	$234,712
Raw materials	207,080	208,689
Work-in-process	188,909	187,733
Finished goods	62,168	67,501
	$703,262	$698,635
Other current assets:
Prepaid expenses	$38,111	$37,127
Income tax related receivables	29,753	18,190
Other current assets	8,716	9,553
	$76,580	$64,870
Land, property and equipment, net:
Land	$40,606	$40,603
Buildings and leasehold improvements	314,649	313,239
Machinery and equipment	510,763	507,378
Office furniture and fixtures	21,287	21,737
Construction-in-process	5,810	5,286
	893,115	888,243
Less: accumulated depreciation and amortization	(620,764)	(610,229)
	$272,351	$278,014
Other non-current assets:
Executive Deferred Savings Plan(1)	$174,752	$162,160
Other non-current assets	13,777	12,499
	$188,529	$174,659
Other current liabilities:
Compensation and benefits	$179,452	$224,496
Executive Deferred Savings Plan(1)	175,211	162,289
Customer credits and advances	80,734	81,994
Interest payable	46,208	19,395
Warranty	36,967	34,773
Income taxes payable	21,513	27,964
Other accrued expenses	89,109	111,297
	$629,194	$662,208
Other non-current liabilities:
Pension liabilities	$71,349	$69,418
Income taxes payable	54,671	50,365
Other non-current liabilities	34,982	36,840
	$161,002	$156,623

________________

(1)
KLA-Tencor has a non-qualified deferred compensation plan (known as “Executive Deferred Savings Plan”) under which certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds, and the participants remain general creditors of the Company. The Company invests these funds in certain mutual funds and such investments are classified as trading securities in the condensed consolidated balance sheets. Distributions from the Executive Deferred Savings Plan commence following a participant’s retirement or termination of employment or on a specified date allowed per the Executive Deferred Savings Plan provisions, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. Participants can generally elect the distributions to be paid in lump sum or quarterly cash payments over a scheduled period for up to 15 years and are allowed to make subsequent changes to their existing elections as permissible under the Executive Deferred Savings Plan provisions. Changes in the Executive Deferred Savings Plan liability are recorded in selling, general and administrative expense in the condensed consolidated statements of operations. The expense (benefit) associated with changes in the liability included in selling, general and administrative expense was $5.8 million and $(10.2) million during the three months ended September 30, 2016 and 2015, respectively. Changes in the Executive Deferred Savings Plan assets are recorded as gains (losses), net in selling, general and administrative expense in the condensed consolidated statements of operations. The amount of net gains (losses), net included in selling, general and administrative expense was $5.9 million and $(10.0) million during the three months ended September 30, 2016 and 2015, respectively.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (“OCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of September 30, 2016	$(27,718)	$846	$481	$(20,242)	$(46,633)

Balance as of June 30, 2016	$(32,424)	$3,451	$775	$(20,487)	$(48,685)
The effects on net income of amounts reclassified from accumulated OCI to the Condensed Consolidated Statement of Operations for the indicated period were as follows (in thousands):

	Location in the Condensed Consolidated	Three months ended September 30,
Accumulated OCI Components	Statements of Operations	2016	2015
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$(1,481)	$685
	Costs of revenues	(87)	(472)
	Interest expense	189	189
	Net gains (losses) reclassified from accumulated OCI	$(1,379)	$402
Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$204	$17
The amounts reclassified out of accumulated OCI related to the Company’s defined benefit pension plans, which were recognized as a component of net periodic cost for the three months ended September 30, 2016 and 2015 were $0.4 million and $0.3 million, respectively. For additional details, refer to Note 10, “Employee Benefit Plans” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

NOTE 4 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of September 30, 2016 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$271,546	$514	$(92)	$271,968
U.S. Government agency securities	423,741	426	(149)	424,018
Municipal securities	3,008	1	—	3,009
Corporate debt securities	840,857	1,067	(599)	841,325
Money market and other	581,240	—	—	581,240
Sovereign securities	21,972	3	(4)	21,971
Subtotal	2,142,364	2,011	(844)	2,143,531
Add: Time deposits(1)	30,546	—	—	30,546
Less: Cash equivalents	645,783	—	(2)	645,781
Marketable securities	$1,527,127	$2,011	$(842)	$1,528,296

As of June 30, 2016 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$326,321	$1,181	$—	$327,502
U.S. Government agency securities	404,889	830	(14)	405,705
Municipal securities	5,014	2	—	5,016
Corporate debt securities	676,259	2,372	(157)	678,474
Money market and other	626,156	—	—	626,156
Sovereign securities	41,224	38	(5)	41,257
Subtotal	2,079,863	4,423	(176)	2,084,110
Add: Time deposits(1)	77,131	—	—	77,131
Less: Cash equivalents	778,451	1	(17)	778,435
Marketable securities	$1,378,543	$4,422	$(159)	$1,382,806
________________

(1)	Time deposits excluded from fair value measurements.
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

As of September 30, 2016 (In thousands)	Fair Value	Gross Unrealized Losses(1)
Corporate debt securities	$372,827	$(597)
U.S. Government agency securities	126,547	(149)
U.S. Treasury securities	44,791	(92)
Sovereign securities	13,036	(4)
Municipal securities	2,006	—
Total	$559,207	$(842)
__________________

(1)	As of September 30, 2016, the amount of total gross unrealized losses related to investments that had been in a continuous loss position for 12 months or more was immaterial.

The contractual maturities of securities classified as available-for-sale, regardless of their classification on the Company’s Condensed Consolidated Balance Sheet, as of the date indicated below were as follows:

As of September 30, 2016 (In thousands)	Amortized Cost	Fair Value
Due within one year	$531,572	$531,730
Due after one year through three years	995,555	996,566
	$1,527,127	$1,528,296
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities for the three months ended September 30, 2016 and 2015 were immaterial.
NOTE 5 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in prior business combinations. The Company has four reporting units: Wafer Inspection, Patterning, Global Service and Support, and Others. The following table presents goodwill balances and movements by reporting unit during the three months ended September 30, 2016:

(In thousands)	Wafer Inspection	Patterning	Others	Total
Balance as of June 30, 2016	$281,026	$53,255	$896	$335,177
Goodwill adjustment	21	—	—	21
Balance as of September 30, 2016	$281,047	$53,255	$896	$335,198
Goodwill is net of accumulated impairment losses of $277.6 million, which were recorded prior to the fiscal year ended June 30, 2014. The changes in the gross goodwill balance during the three months ended September 30, 2016 resulted from foreign currency translation adjustments.
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
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of September 30, 2016			As of June 30, 2016
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$141,659	$138,660	$2,999	$141,659	$138,160	$3,499
Trade name/Trademark	4-10 years	19,893	19,893	—	19,893	19,743	150
Customer relationships	6-7 years	54,980	54,914	66	54,980	54,298	682
Total		$216,532	$213,467	$3,065	$216,532	$212,201	$4,331
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

For the three months ended September 30, 2016 and 2015, amortization expense for purchased intangible assets was $1.3 million and $3.7 million, respectively. Based on the intangible assets recorded as of September 30, 2016, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2017 (remaining 9 months)	$1,540
2018	1,525
Total	$3,065
NOTE 6 – DEBT
The following table summarizes the debt of the Company as of September 30, 2016 and June 30, 2016:

	As of September 30, 2016		As of June 30, 2016
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 2.375% Senior notes due on November 1, 2017	$250,000	2.396%	$250,000	2.396%
Fixed-rate 3.375% Senior notes due on November 1, 2019	250,000	3.377%	250,000	3.377%
Fixed-rate 4.125% Senior notes due on November 1, 2021	500,000	4.128%	500,000	4.128%
Fixed-rate 4.650% Senior notes due on November 1, 2024(1)	1,250,000	4.682%	1,250,000	4.682%
Fixed-rate 5.650% Senior notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Term loans	536,250	1.890%	576,250	1.714%
Total debt	3,036,250		3,076,250
Unamortized discount	(3,209)		(3,312)
Unamortized debt issuance costs	(14,474)		(15,002)
Total long-term debt	$3,018,567		$3,057,936
__________________

(1)
The effective interest rate disclosed above for this series of Senior Notes excludes the impact of the treasury rate lock hedge discussed below. The effective interest rate including the impact of the treasury rate lock hedge was 4.626%.

As of September 30, 2016, future principal payments for the long-term debt are summarized as follows. There are no scheduled payment for the term loans for fiscal years ending 2017 and 2018, since the Company made $148.1 million of principal prepayments as of September 30, 2016.

Fiscal year ending June 30:	Amount (In thousands)
2017 (remaining 9 months)	$—
2018	250,000
2019	30,000
2020	756,250
2021	—
Thereafter	2,000,000
Total payments	$3,036,250

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
The original discount on the Senior Notes amounted to $4.0 million and is being amortized over the life of the debt. Interest is payable semi-annually on May 1 and November 1 of each year. The debt indenture (the “Indenture”) includes covenants that limit the Company’s ability to grant liens on its facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted. As of September 30, 2016, the Company was in compliance with all of its covenants under the Indenture associated with the Senior Notes.
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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of September 30, 2016 and June 30, 2016 was approximately $2.71 billion and $2.68 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.

Credit Facility (Term Loans and Unfunded Revolving Credit Facility):
In November 2014, the Company entered into $750.0 million of five-year senior unsecured prepayable term loans and a $500.0 million unfunded revolving credit facility (collectively, the “Credit Facility”) under the Credit Agreement (the “Credit Agreement”). The interest under the Credit Facility will be payable on the borrowed amounts at the London Interbank Offered Rate (“LIBOR”) plus a spread, which is currently 125 bps, and this spread is subject to adjustment in conjunction with the Company’s credit rating downgrades or upgrades. The spread ranges from 100 bps to 175 bps based on the Company’s then effective credit rating. The Company is also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the revolving credit facility, which is also subject to an adjustment in conjunction with the Company’s credit rating downgrades or upgrades by Moody’s and S&P. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility, depending upon the then effective credit rating. Principal payments with respect to the term loans will be made on the last day of each calendar quarter, and any unpaid principal balance of the term loans, including accrued interest, shall be payable on November 14, 2019 (the “Maturity Date”). The Company may prepay the term loans and unfunded revolving credit facility at any time without a prepayment penalty. During the first quarter of the fiscal year ending June 30, 2017, the Company made term loan principal payments of $40.0 million.
Future principal payments for the Company’s term loans (without giving effect to $148.1 million of principal prepayments as of September 30, 2016 that shall be applied to the future scheduled quarterly payments) as of September 30, 2016, are as follows:

Fiscal Quarters Ending	Quarterly Payment (In thousands)
December 31, 2016	$9,375
March 31, 2017 through December 31, 2017	$14,063
March 31, 2018 through September 30, 2019	$18,750
December 31, 2019	$487,500
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
The Company was in compliance with the financial covenants under the Credit Agreement as of September 30, 2016 and had no outstanding borrowings under the unfunded revolving credit facility.
NOTE 7 – EQUITY AND LONG-TERM INCENTIVE COMPENSATION PLANS
Equity Incentive Program
As of September 30, 2016, the Company had two plans under which the Company was able to issue equity incentive awards, such as restricted stock units and stock options, to its employees, consultants and members of its Board of Directors: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 1998 Director Plan (the “Outside Director Plan”).
2004 Plan:
The 2004 Plan provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock units, performance shares, performance units and deferred stock units to the Company’s employees, consultants and members of its Board of Directors. As of September 30, 2016, 4.1 million shares were available for issuance under the 2004 Plan.

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
In addition, the plan administrator has the ability to grant “dividend equivalent” rights in connection with awards of restricted stock units, performance shares, performance units and deferred stock units before they are fully vested. The plan administrator, at its discretion, may grant a right to receive dividends on the aforementioned awards which may be settled in cash or Company stock at the discretion of the plan administrator subject to meeting the vesting requirement of the underlying awards.
Outside Director Plan
The Outside Director Plan only permits the issuance of stock options to the non-employee members of the Board of Directors. As of September 30, 2016, 1.7 million shares were available for grant under the Outside Director Plan.
Equity Incentive Plans - General Information
The following table summarizes the combined activity under the Company’s equity incentive plans for the indicated periods:

(In thousands)	Available For Grant(1)
Balance as of June 30, 2016	6,778
Restricted stock units granted	(1,031)
Restricted stock units canceled	35
Balance as of September 30, 2016	5,782
__________________

(1)	The number of restricted stock units reflects the application of the award multiplier as described above (1.8x or 2.0x depending on the grant date of the applicable award).
The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. For restricted stock units granted without “dividend equivalent” rights, fair value is calculated using the closing price of the Company’s common stock on the grant date, adjusted to exclude the present value of dividends which are not accrued on those restricted stock units. The fair value for restricted stock units granted with “dividend equivalent” rights is determined using the closing price of the Company’s common stock on the grant date. As of September 30, 2016, the Company accrued $12.0 million of dividends payable, which included both a special cash dividend and quarterly cash dividends for the unvested restricted stock units outstanding as of the dividend record date. The fair value for purchase rights under the Company’s Employee Stock Purchase Plan is determined using a Black-Scholes valuation model.
The following table shows pre-tax stock-based compensation expense for the indicated periods:

	Three months ended September 30,
(In thousands)	2016	2015
Stock-based compensation expense by:
Costs of revenues	$1,262	$1,464
Research and development	2,021	2,492
Selling, general and administrative	8,195	8,292
Total stock-based compensation expense	$11,478	$12,248
As a result of the early adoption of the accounting standard update on accounting for share-based payment awards in the three months ended September 30, 2016, the Company recorded excess tax benefits of $5.7 million in the provision for income taxes. See Note 1, “Description of Business and Basis of Presentation” for additional details.

The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of September 30, 2016	As of June 30, 2016
Inventory	$2,714	$2,685
Restricted Stock Units
The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, withheld for taxes, and forfeited during the three months ended September 30, 2016 and restricted stock units outstanding as of September 30, 2016 and June 30, 2016:

Restricted Stock Units	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2016(2)	1,849	$56.41
Granted	515	$68.74
Vested and released	(324)	$52.05
Withheld for taxes	(237)	$52.05
Forfeited	(18)	$62.65
Outstanding restricted stock units as of September 30, 2016(2)	1,785	$61.28
__________________

(1)
Share numbers reflect actual shares subject to awarded restricted stock units. As described above, under the terms of the 2004 Plan, the number of shares subject to each award reflected in this number is multiplied by either 1.8x or 2.0x (depending on the grant date of the award) to calculate the impact of the award on the share reserve under the 2004 Plan.

(2)
Includes outstanding restricted stock units granted to senior management with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of September 30, 2016, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria of such restricted stock units had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares that may ultimately be issuable under such restricted stock units if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied. The restricted stock units granted during the three months ended September 30, 2016 did not contain performance-bested vesting criteria.

The restricted stock units granted by the Company since the beginning of the fiscal year ended June 30, 2013 generally vest (a) with respect to awards with only service-based vesting criteria, in four equal installments on the first, second, third and fourth anniversaries of the grant date and (b) with respect to awards with both performance-based and service-based vesting criteria, in two equal installments on the third and fourth anniversaries of the grant date, in each case subject to the recipient remaining employed by the Company as of the applicable vesting date. The restricted stock units granted by the Company from the beginning of the fiscal year ended June 30, 2007 through the fiscal year ended June 30, 2012 generally vested in two equal installments on the second and fourth anniversaries of the grant date, subject to the recipient remaining employed by the Company as of the applicable vesting date. The restricted stock units granted to the independent members of the board of directors vest on the first anniversary of the date of grant.
The following table shows the weighted-average grant date fair value per unit for the restricted stock units granted and tax benefits realized by the Company in connection with vested and released restricted stock units for the indicated periods:

	Three months ended September 30,
(In thousands, except for weighted-average grant date fair value)	2016	2015
Weighted-average grant date fair value per unit	$68.74	$50.44
Tax benefits realized by the Company in connection with vested and released restricted stock units	$13,929	$23,517
As of September 30, 2016, the unrecognized stock-based compensation expense balance related to restricted stock units was $81.7 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.8 years. The total grant date fair value of vested restricted stock units was $29.2 million and $45.7 million in the three months ended September 30, 2016 and 2015, respectively. The intrinsic value of outstanding restricted stock units as of September 30, 2016 was $124.4 million.

Cash-Based Long-Term Incentive Compensation
The Company has adopted a cash-based long-term incentive (“Cash LTI”) program for many of its employees as part of the Company’s employee compensation program. During the three months ended September 30, 2016 and 2015, the Company approved Cash LTI awards of $1.6 million and $0.3 million, respectively under the Company’s Cash Long-Term Incentive Plan (“Cash LTI Plan”). Cash LTI awards issued to employees under the Cash LTI Plan will vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date. Executives and non-employee Board members are not participating in this program. During the three months ended September 30, 2016 and 2015, the Company recognized $12.2 million and $9.9 million, respectively, in compensation expense under the Cash LTI Plan. As of September 30, 2016, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $75.4 million.
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
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended September 30,
	2016	2015
Stock purchase plan:
Expected stock price volatility	20.6%	23.9%
Risk-free interest rate	0.4%	0.1%
Dividend yield	2.9%	3.7%
Expected life (in years)	0.5	0.5
The following table shows the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three months ended September 30,
	2016	2015
Tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP	$704	$380
Weighted-average fair value per share based on Black-Scholes model	$14.06	$11.34
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. As of September 30, 2016, a total of 1.4 million shares were reserved and available for issuance under the ESPP.

Quarterly cash dividends
On August 4, 2016, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.52 per share on the outstanding shares of the Company’s common stock, which was paid on September 1, 2016 to the stockholders of record as of the close of business on August 15, 2016. The total amount of regular quarterly cash dividends paid by the Company during each of the three months ended September 30, 2016 and 2015 was $81.6 million. The amount of accrued dividends payable for regular quarterly cash dividends on unvested restricted stock units with dividend equivalent rights was $2.7 million as of September 30, 2016 and June 30, 2016. These amounts will be paid upon vesting of the underlying unvested restricted stock units.
Special cash dividend
On November 19, 2014, the Company’s Board of Directors declared a special cash dividend of $16.50 per share on our outstanding common stock, which was paid on December 9, 2014 to the stockholders of record as of the close of business on December 1, 2014. The declaration and payment of the special cash dividend was part of the Company’s leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 6, “Debt” that was completed during the three months ended December 31, 2014. As of the declaration date, the total amount of the special cash dividend accrued by the Company was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014, except for the aggregate special cash dividend of $43.0 million that was accrued for the unvested restricted stock units. As of September 30, 2016 and June 30, 2016, the Company had a total of$9.3 million and $16.9 million, respectively, of accrued dividends payable for the special cash dividend with respect to outstanding unvested restricted stock units, which will be paid when such underlying unvested restricted stock units vest. The Company paid a special cash dividend with respect to vested restricted stock units during the three months ended September 30, 2016 and 2015 of $7.7 million and $20.0 million, respectively. Other than the special cash dividend declared during the three months ended December 31, 2014, the Company historically has not declared any special cash dividends.
NOTE 8 – STOCK REPURCHASE PROGRAM
The Company’s Board of Directors has authorized a program for the Company to repurchase shares of the Company’s common stock. The intent of this program is to offset the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, as well as to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases were made in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder, such as Rule 10b-18. As of September 30, 2016, an aggregate of approximately 5.9 million shares were available for repurchase under the Company’s repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three months ended September 30,
(In thousands)	2016	2015
Number of shares of common stock repurchased	—	2,877
Total cost of repurchases	$—	$146,234
As of September 30, 2015, the Company had repurchased 197,339 shares for $9.6 million, which repurchases had not settled prior to September 30, 2015. The amount was recorded as a component of other current liabilities for the period presented.
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

The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share amounts)	Three months ended September 30,
	2016	2015
Numerator:
Net income	$178,101	$104,897
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	156,129	156,820
Effect of dilutive restricted stock units and options(1)	892	1,164
Weighted-average shares-diluted	157,021	157,984
Basic net income per share	$1.14	$0.67
Diluted net income per share	$1.13	$0.66
Anti-dilutive securities excluded from the computation of diluted net income per share	45	307
__________________
(1) There were no outstanding stock options as of September 30, 2016.
NOTE 10 – INCOME TAXES
The following table provides details of income taxes:

	Three months ended September 30,
(Dollar amounts in thousands)	2016	2015
Income before income taxes	$222,220	$134,299
Provision for income taxes	$44,119	$29,402
Effective tax rate	19.9%	21.9%
Tax expense was lower as a percentage of income before taxes during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to the impact of the following items:

•
Tax expense decreased by $5.7 million during the three months ended September 30, 2016 related to the recognition of excess tax benefits in the provision for income taxes as a result of early adoption of the accounting standard update on accounting for share-based payments. See Note 1, “Description of Business and Basis of Presentation” for additional details;

•
Tax expense decreased by $2.6 million during the three months ended September 30, 2016 when the Protecting Americans from Tax Hikes (PATH) Act of 2015 permanently reinstated the research credit on December 18, 2015 retroactively to January 1, 2015. Tax expense was not reduced by the research credit during the three months ended September 30, 2015 as the research credit had expired on December 31, 2014;

•
Tax expense decreased by $5.7 million during the three months ended September 30, 2016 related to a non-taxable increase in the value of the assets held within the Company's Executive Deferred Savings Plan; partially offset by

•
Tax expense decreased by $8.2 million during the three months ended September 30, 2015 related to a decrease in the Company’s unrecognized tax benefits from the expiration of the statute of limitations.

In the normal course of business, the Company is subject to examination by tax authorities throughout the world. The Company is subject to United States federal income tax examination for all years beginning from the fiscal year ended June 30, 2014. The Company is subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2012. The Company is also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2012. It is possible that certain examinations may be concluded in the next twelve months. The Company believes that it may recognize up to $3.9 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.

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
In light of the termination of the Merger Agreement, KLA-Tencor has discussed dismissal of the Rooney, Hedgecock, and Spoleto actions with the plaintiffs.
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
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Employee Retention Commitments. In connection with the retention program adopted at the time the Company entered into the Merger Agreement with Lam Research, the Company has an estimated $24.1 million of employee-related retention commitments as of September 30, 2016 which are expected to be paid during the quarter ended December 31, 2017.

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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended September 30,
(In thousands)	2016	2015
Receivables sold under factoring agreements	$56,733	$33,844
Proceeds from sales of LCs	$3,408	$—
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $2.4 million and $2.1 million for the three months ended September 30, 2016 and 2015, respectively.
The following is a schedule of expected operating lease payments:

Fiscal year ending June 30,	Amount (In thousands)
2017 (remaining 9 months)	$6,312
2018	5,719
2019	2,893
2020	2,068
2021	544
2022 and thereafter	3,343
Total minimum lease payments	$20,879
Purchase Commitments. KLA-Tencor maintains commitments to purchase inventory from its suppliers as well as goods and services in the ordinary course of business. The Company’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s estimate of its significant purchase commitments is approximately $340.6 million as of September 30, 2016 which are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash Long-Term Incentive Plan. As of September 30, 2016, the Company had committed $121.0 million for future payment obligations under its Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date.
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

The following table provides the changes in the product warranty accrual for the indicated periods:

	Three months ended September 30,
(In thousands)	2016	2015
Beginning balance	$34,773	$36,413
Accruals for warranties issued during the period	10,902	9,039
Changes in liability related to pre-existing warranties	(445)	(183)
Settlements made during the period	(8,263)	(9,377)
Ending balance	$36,967	$35,892
The Company maintains guarantee arrangements available through various financial institutions for up to $22.5 million, of which $19.2 million had been issued as of September 30, 2016, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of the Company’s subsidiaries in Europe and Asia.
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

During the fourth quarter of fiscal year ended 2015, the Company implemented a plan to reduce its global employee workforce to streamline the organization and business processes in response to changing customer requirements in the industry. The goals of this reduction were to enable continued innovation, direct the Company’s resources toward its best opportunities and lower its ongoing expense run rate. The Company substantially completed its global workforce reduction during the fiscal year ended June 30, 2016. Restructuring charges for the three months ended September 30, 2015 were $7.1 million, of which $2.8 million was recorded to costs of revenues, $1.0 million to research and development expense and $3.3 million to selling, general and administrative expense lines in the condensed consolidated statements of operations. Restructuring charges for the three months ended September 30, 2016 were immaterial.
The following table shows the activity which is primarily related to accrued severance and benefits for the three months ended September 30, 2016 and 2015:

	Three months ended September 30,
(In thousands)	2016	2015
Beginning balance	$587	$24,887
Restructuring costs	—	7,066
Adjustments	(26)	373
Cash payments	(274)	(19,265)
Ending balance	$287	$13,061
The remaining accrual for severance and benefits as of September 30, 2016 is expected to be substantially paid out by the end of the Company’s quarter ending December 31, 2016.
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

In October 2014, in anticipation of the issuance of the Senior Notes, the Company entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The objective of the Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The Rate Lock Agreements had a notional amount of $1.00 billion in aggregate which matured in the second quarter of the fiscal year ended June 30, 2015. The Company designated each of the Rate Lock Agreements as a qualifying hedging instrument and accounted for as a cash flow hedge, under which the effective portion of the gain or loss on the close out of the Rate Lock Agreements was initially recognized in accumulated other comprehensive income (loss) as a reduction of total stockholders’ equity and subsequently amortized into earnings as a component of interest expense over the term of the underlying debt. The ineffective portion, if any, was recognized in earnings immediately. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and the Company recorded the fair value of $7.5 million as a gain within accumulated other comprehensive income (loss) as of December 31, 2014. The Company recognized $0.2 million for each of the three months ended September 30, 2016 and 2015 for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. As of September 30, 2016, the unamortized portion of the fair value of the forward contracts for the rate lock agreements was $6.1 million.
Derivatives in Cash Flow Hedging Relationships: Foreign Exchange and Interest Rate Contracts
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the condensed consolidated financial statements for the indicated periods were as follows:

		Three months ended September 30,
(In thousands)	Location in Financial Statements	2016	2015
Derivatives Designated as Hedging Instruments
Losses in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$(1,838)	$(1,861)
Gains (losses) reclassified from accumulated OCI into income (effective portion):	Revenues	$(1,481)	$685
	Costs of revenues	(87)	(472)
	Interest expense	189	189
	Net gains (losses) reclassified from accumulated OCI into income (effective portion)	$(1,379)	$402
Losses recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Other expense (income), net	$(11)	$(126)
Derivatives Not Designated as Hedging Instruments
Losses recognized in income	Other expense (income), net	$(164)	$(6,382)
The U.S. dollar equivalent of all outstanding notional amounts of hedge contracts, with maximum remaining maturities of approximately seven months as of September 30, 2016 and June 30, 2016 was as follows:

(In thousands)	As of September 30, 2016	As of June 30, 2016
Cash flow hedge contracts
Purchase	$8,058	$7,591
Sell	$98,256	$91,793
Other foreign currency hedge contracts
Purchase	$113,793	$122,275
Sell	$114,506	$115,087

The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of September 30, 2016	As of June 30, 2016	Balance Sheet Location	As of September 30, 2016	As of June 30, 2016
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$571	$342	Other current liabilities	$3,104	$4,736
Total derivatives designated as hedging instruments		$571	$342		$3,104	$4,736
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$121	$753	Other current liabilities	$4,533	$6,911
Total derivatives not designated as hedging instruments		$121	$753		$4,533	$6,911
Total derivatives		$692	$1,095		$7,637	$11,647
The following table provides the balances and changes in accumulated OCI, before taxes, related to derivative instruments for the indicated periods:

	Three months ended September 30,
(In thousands)	2016	2015
Beginning balance	$1,210	$7,110
Amount reclassified to income	1,379	(402)
Net change in unrealized gains or losses	(1,838)	(1,861)
Ending balance	$751	$4,847
Offsetting of Derivative Assets and Liabilities
KLA-Tencor presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The Company has entered into arrangements with each of its counterparties, which reduce credit risk by permitting net settlement of transactions with the same counterparty under certain conditions. As of September 30, 2016 and June 30, 2016, information related to the offsetting arrangements was as follows (in thousands):

As of September 30, 2016				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$692	$—	$692	$(172)	$—	$520
Derivatives - Liabilities	$(7,637)	$—	$(7,637)	$172	$—	$(7,465)

As of June 30, 2016				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$1,095	$—	$1,095	$(843)	$—	$252
Derivatives - Liabilities	$(11,647)	$—	$(11,647)	$843	$—	$(10,804)

NOTE 15 – RELATED PARTY TRANSACTIONS
During the three months ended September 30, 2016 and 2015, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members, also serves as an executive officer or a board member, including Citrix Systems, Inc., Keysight Technologies, Inc., MetLife Insurance K.K. and NetApp, Inc. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three months ended September 30,
(In thousands)	2016	2015
Total purchases	$357	$404
The receivable and payable balances from these parties were immaterial at September 30, 2016 and June 30, 2016. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.
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
The Company’s significant operations outside the United States include manufacturing facilities in China, Germany, Israel and Singapore and sales, marketing and service offices in Japan, the rest of the Asia Pacific region and Western Europe. For geographical revenue reporting, revenues are attributed to the geographic location in which the customer is located. Long-lived assets consist of land, property and equipment, net and are attributed to the geographic region in which they are located.
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended September 30,
(Dollar amounts in thousands)	2016		2015
Revenues:
Taiwan	$273,692	35%	$254,047	40%
Korea	135,089	18%	73,433	11%
Japan	104,784	14%	71,618	11%
North America	87,266	12%	109,208	17%
China	85,689	12%	75,352	12%
Europe & Israel	34,848	5%	39,846	6%
Rest of Asia	29,305	4%	19,140	3%
Total	$750,673	100%	$642,644	100%

The following is a summary of revenues by major products for the indicated periods (as a percentage of total revenues):

	Three months ended September 30,
(Dollar amounts in thousands)	2016		2015
Revenues:
Wafer Inspection	$359,009	48%	$227,783	35%
Patterning	172,614	23%	198,085	31%
Global Service and Support(1)	203,130	27%	199,871	31%
Other	15,920	2%	16,905	3%
Total	$750,673	100%	$642,644	100%
__________________
(1) The Global Service and Support revenues includes service revenues as presented in the condensed consolidated statements of operations as well as certain product revenues, primarily revenues from the Company’s K-T Certified business.
In the three months ended September 30, 2016, three customers accounted for approximately 29%, 13%, and 11% of total revenues. In the three months ended September 30, 2015, one customer accounted for approximately 23% of total revenues. Four customers and two customers on an individual basis accounted for greater than 10% of net accounts receivables as of September 30, 2016 and June 30, 2016, respectively.
Long-lived assets by geographic region as of the dates indicated below were as follows:

(In thousands)	As of September 30, 2016	As of June 30, 2016
Long-lived assets:
United States	$176,342	$182,597
Singapore	41,508	41,658
Israel	31,079	30,844
Europe	13,182	13,347
Rest of Asia	10,240	9,568
Total	$272,351	$278,014
NOTE 17 – SUBSEQUENT EVENT

On October 5, 2016, the Company and Lam Research entered into an agreement terminating the Merger Agreement. The termination agreement provides that no termination fees will be payable by either party.

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
Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors” in this report as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2016, filed with the Securities and Exchange Commission on August 5, 2016. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation and do not intend to update the forward-looking statements in this report after the date hereof.
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
The demand for our products and our revenue levels are driven by our customers’ needs to solve the process challenges that they face as they adopt new technologies required to fabricate advanced ICs that are incorporated into sophisticated mobile devices. The timing for our customers in ordering and taking delivery of process control and yield management equipment is also determined by our customers’ requirements to meet the next generation production ramp schedules, and the timing for capacity expansion to meet end customer demand. During the three months ended September 30, 2016, our revenue was lower than the prior quarter, as expected. Our earnings will depend not only on our revenue levels, but also on the amount of research and development spending required to meet our customers’ technology roadmaps. We have maintained production volumes and capacity to meet anticipated customer requirements and remain at risk of incurring significant inventory-related and other restructuring charges if business conditions deteriorate. Over the past year, our customers have taken delivery of higher volumes of process control equipment than they did in the previous year. However, any delay or push out by our customers in taking delivery of process control and yield management equipment may cause earnings volatility, due to increases in the risk of inventory related charges as well as timing of revenue recognition.
Proposed Merger with Lam Research
On October 20, 2015, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement” or “Merger”) with Lam Research Corporation (“Lam Research”) which was subject to regulatory approvals. On October 5, 2016, we mutually agreed to terminate the Merger Agreement. No termination fees are payable by either party in connection with the termination.

The following table sets forth some of our key quarterly unaudited financial information:

(In thousands, except net income per share)	Three months ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Total revenues	$750,673	$919,171	$712,433	$710,245	$642,644
Gross margin	$472,837	$581,603	$437,834	$429,265	$372,400
Net income	$178,101	$271,541	$175,777	$152,207	$104,897
Net income per share:
Basic (1)	$1.14	$1.74	$1.13	$0.98	$0.67
Diluted (1)	$1.13	$1.73	$1.12	$0.98	$0.66
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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 describes the significant accounting policies and methods used in preparation of the condensed consolidated financial statements. We base these estimates and assumptions on historical experience, and evaluate them on an ongoing basis to ensure that they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors on a quarterly basis, and the Audit Committee has reviewed our related disclosure in this Quarterly Report on Form 10-Q. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Inventories

•	Warranty

•	Allowance for Doubtful Accounts

•	Equity and Cash-Based Long-Term Incentive Compensation Plans

•	Contingencies and Litigation

•	Goodwill and Intangible Assets

•	Income Taxes

•	Valuation of Marketable Securities
Other than the impact of the early adoption of the accounting standard update on accounting for share-based payment awards (see “Recent Accounting Pronouncements” below), there were no significant changes in our critical accounting estimates and policies during the three months ended September 30, 2016. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2016 for a more complete discussion of our critical accounting policies and estimates.
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
The deferred system profit balance equals the value of products that have been shipped and billed to customers which have not met our revenue recognition criteria, less applicable product and warranty costs. Deferred system profit does not include the profit associated with product shipments to certain customers in Japan, to whom title does not transfer until customer acceptance. Shipments to such customers in Japan are classified as inventory at cost until the time of acceptance.

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
Valuation of Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We made certain organizational changes and consolidated our product divisions effective in the first quarter of fiscal year 2016, in response to changing customer requirements in the industry. The Company has four reporting units: Wafer Inspection, Patterning, Global Services and Support, and Others. See Note 5, “Goodwill and Purchased Intangible Assets” to the Condensed Consolidated Financial Statements for additional details.
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
The next annual evaluation of the goodwill by reporting unit will be performed during the three months ending December 31, 2016. If we were to encounter challenging economic conditions, such as a decline in our operating results, an unfavorable industry or macroeconomic environment, a substantial decline in our stock price, or any other adverse change in market conditions, we may be required to perform the two-step quantitative goodwill impairment analysis. In addition, if such conditions have the effect of changing one of the critical assumptions or estimates we use to calculate the value of our goodwill or intangible assets, we may be required to record goodwill and/or intangible asset impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would occur or, if it does, whether such charge would be material to our results of operations.
Accounting for Stock-Based Compensation
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
Recent Accounting Pronouncements
Recently Adopted
In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update for customer’s cloud based fees. The guidance changes what a customer must consider in determining whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for the fees related to the software license element in accordance with guidance related to internal use software; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. We adopted this update beginning in the first quarter of our fiscal year ending June 30, 2017 on a prospective basis and there was no impact of adoption on our condensed consolidated financial statements.

In March 2016, the FASB issued an accounting standard update to simplify certain aspects of share-based payment awards to employees, including the accounting for income taxes, an option to recognize gross stock-based compensation expense with actual forfeitures recognized as they occur and statutory tax withholding requirements, as well as certain classifications in the statement of cash flows. The update is effective for us beginning in the first quarter of its fiscal year ending June 30, 2018, with early adoption permitted and all of the guidance must be adopted in the same period. However, we elected to early-adopt this standard update beginning in the first quarter of its fiscal year ending June 30, 2017.
Impact to Condensed Consolidated Statements of Operations
The primary impact of adopting the standard update is a change in the recording of the excess tax benefits or deficiencies from share-based payments. Before adoption, we recognized the excess tax benefits or deficiencies related to stock-based compensation as a credit or charge to additional paid-in capital (“APIC”) in our Condensed Consolidated Balance Sheets. Under the standard update, these excess tax benefits or deficiencies are recognized as a discrete tax benefit or discrete tax expense in the income tax provision in our Condensed Consolidated Statement of Operations. For the three months ended September 30, 2016, we recognized a discrete tax benefit of $5.7 million related to net excess tax benefits mainly from stock-based compensation and dividend equivalents. The standard update requires companies to adopt the amendment related to accounting for excess tax benefits or deficiencies on a prospective basis only and as a result, prior periods were not retrospectively adjusted.
Impact to Condensed Consolidated Statements of Cash Flows
In addition to the income tax consequence as described above, the standard update for share-based payment requires that cash flows from excess tax benefits related to share-based payments be reported as operating activities in the Condensed Consolidated Statements of Cash Flows. Previously, cash flows from excess tax benefit related to share-based payments were reported as financing activities. The standard update allows for two methods of adoption which are prospective or retrospective application. We elected to adopt this amendment on a prospective basis and as a result, prior periods were not retrospectively adjusted.
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
RESULTS OF OPERATIONS
Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	September 30, 2016	June 30, 2016	September 30, 2015	Q1 FY17 vs. Q4 FY16		Q1 FY17 vs. Q1 FY16
Revenues:
Product	$561,753	$731,118	$460,739	$(169,365)	(23)%	$101,014	22%
Service	188,920	188,053	181,905	867	—%	7,015	4%
Total revenues	$750,673	$919,171	$642,644	$(168,498)	(18)%	$108,029	17%
Costs of revenues	$277,836	$337,568	$270,244	$(59,732)	(18)%	$7,592	3%
Gross margin percentage	63%	63%	58%
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
Product revenues decreased during the three months ended September 30, 2016 compared to the three months ended June 30, 2016, primarily due to lower product revenues from China, North America, Japan, Europe & Israel and Rest of Asia regions, partially offset by higher product revenues from Taiwan and Korea regions. We had strong product revenues during the three months ended June 30, 2016 because of the introduction of our new generation inspection products and the expansion of semiconductor investments in Asia, particularly in China and Taiwan from our foundry customers relative to the three months ended September 30, 2016.
Product revenues increased during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, primarily as a result of higher shipment backlog for systems at the beginning of the period, relative to the three months ended September 30, 2015. Our product revenues increased across all regions in Asia, partially offset by decreased product revenues from North America and Europe & Israel regions during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.
Service revenues
Service revenues are generated from maintenance contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of our service revenues is typically a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems, but it is also impacted by other factors, such as our rate of service contract renewals, the types of systems being serviced and fluctuations in foreign exchange rates. Service revenues during the three months ended September 30, 2016 compared to the three months ended June 30, 2016 remained relatively unchanged. Service revenues during the three months ended September 30, 2016 increased compared to the three months September 30, 2015, primarily due to an increase over time in the number of post-warranty systems installed at our customers’ sites.

Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended
(Dollar amounts in thousands)	September 30, 2016		June 30, 2016		September 30, 2015
Taiwan	$273,692	35%	$241,573	26%	$254,047	40%
Korea	135,089	18%	130,253	14%	73,433	11%
Japan	104,784	14%	119,238	13%	71,618	11%
North America	87,266	12%	131,422	15%	109,208	17%
China	85,689	12%	190,978	21%	75,352	12%
Europe & Israel	34,848	5%	49,029	5%	39,846	6%
Rest of Asia	29,305	4%	56,678	6%	19,140	3%
Total	$750,673	100%	$919,171	100%	$642,644	100%
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
The following table summarizes the major factors that contributed to the changes in gross margin percentage:

	Gross Margin Percentage		Gross Margin Percentage
	Three months ended		Three months ended
June 30, 2016	63.3%	September 30, 2015	57.9%
Revenue volume of products and services	(2.7)%	Revenue volume of products and services	1.8%
Mix of products and services sold	2.0%	Mix of products and services sold	2.7%
Manufacturing labor, overhead and efficiencies	(0.6)%	Manufacturing labor, overhead and efficiencies	(0.3)%
Other service and manufacturing costs	1.0%	Other service and manufacturing costs	0.9%
September 30, 2016	63.0%	September 30, 2016	63.0%
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
Our gross margin decreased to 63.0% during the three months ended September 30, 2016 from 63.3% during the three months ended June 30, 2016, primarily due to lower revenue volume of products and services, and a reduction in manufacturing efficiencies, partially offset by a favorable mix of products and services sold and due to lower charges for inventory obsolescence.
Our gross margin increased to 63.0% during the three months ended September 30, 2016 from 57.9% during the three months ended September 30, 2015, primarily due to a favorable mix of products and services sold, higher revenue volume of products and services, and due to lower charges for inventory obsolescence, partially offset by a reduction in manufacturing efficiencies driven by lower manufacturing output.

Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	September 30, 2016	June 30, 2016	September 30, 2015	Q1 FY17 vs. Q4 FY16		Q1 FY17 vs. Q1 FY16
R&D expenses	$129,233	$127,454	$119,943	$1,779	1%	$9,290	8%
R&D expenses as a percentage of total revenues	17%	14%	19%
R&D expenses may fluctuate with product development phases and project timing as well as our focused R&D efforts that are aligned with our overall business strategy. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs, and other expenses.
R&D expenses during the three months ended September 30, 2016 increased compared to the three months ended June 30, 2016, primarily due to an increase in consulting expenses of $1.8 million and an increase in employee-related expenses, net of lower variable compensation, of $1.8 million due to additional engineering headcount, partially offset by a decrease in depreciation expense of $1.3 million for the three months ended September 30, 2016 compared to June 30, 2016.
R&D expenses during the three months ended September 30, 2016 increased compared to the three months ended September 30, 2015, primarily due to an increase in employee-related expenses of $5.5 million on account of higher variable compensation and additional engineering headcount, an increase in consulting expenses of $4.9 million, an increase in engineering materials and supplies expenses of $1.7 million, and an increase in merger-related expenses of $1.0 million, partially offset by a decrease in depreciation expense of $2.1 million, an increase in the benefit to R&D expense from external funding of $1.4 million, and lower severance-related expense of $1.0 million.
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
Selling, General and Administrative (“SG&A”)

	Three months ended
(Dollar amounts in thousands)	September 30, 2016	June 30, 2016	September 30, 2015	Q1 FY17 vs. Q4 FY16		Q1 FY17 vs. Q1 FY16
SG&A expenses	$94,388	$103,797	$91,663	$(9,409)	(9)%	$2,725	3%
SG&A expenses as a percentage of total revenues	13%	11%	14%
SG&A expenses during the three months ended September 30, 2016 decreased compared to the three months ended June 30, 2016, primarily due to a decrease in employee-related expenses of $8.4 million as a result of lower variable compensation, and a decrease in our merger-related expenses of $1.9 million.
SG&A expenses during the three months ended September 30, 2016 increased compared to the three months ended September 30, 2015, primarily due to an increase in merger-related expenses of $2.4 million, an increase in employee-related expenses of $1.8 million as a result of higher variable compensation, and an increase in facilities related expenses of approximately $1.0 million, partially offset by a decrease in our severance-related expenses of $3.3 million and lower contributions to our corporate social responsibility program of $1.0 million.
Restructuring Charges
During the fourth quarter of the fiscal year ended 2015, we announced a plan to reduce our global employee workforce to streamline our organization and business processes in response to changing customer requirements in our industry. The goals of this reduction were to enable continued innovation, direct our resources toward our best opportunities and lower our ongoing expense run rate. We substantially completed our global workforce reduction during the fiscal year ended June 30, 2016.

The following table shows the activity which is primarily related to accrued severance and benefits for the three months ended September 30, 2016 and 2015:

	Three months ended September 30,
(In thousands)	2016	2015
Beginning balance	$587	$24,887
Restructuring costs	—	7,066
Adjustments	(26)	373
Cash payments	(274)	(19,265)
Ending balance	$287	$13,061
The remaining accrual for severance and benefits as of September 30, 2016 is expected to be substantially paid out by the end of our quarter ending December 31, 2016.
Interest Expense and Other Expense (Income), Net

(Dollar amounts in thousands)	Three months ended
	September 30, 2016	June 30, 2016	September 30, 2015
Interest expense	$30,732	$30,889	$30,564
Other expense (income), net	$(3,736)	$(9,024)	$(4,069)
Interest expense as a percentage of total revenues	4%	3%	5%
Other expense (income), net as a percentage of total revenues	—%	1%	1%
Interest expense during the three months ended September 30, 2016 remained relatively unchanged compared to the three months ended June 30, 2016 and September 30, 2015 and included the interest expense and related charges for the $2.5 billion Senior Notes, the $536.3 million outstanding unsecured prepayable term loans and $500 million unfunded revolving credit facility executed during the three months ended December 31, 2014.
Other expense (income), net is comprised primarily of realized gains or losses on sales of marketable securities, gains or losses from revaluations of certain foreign currency denominated assets and liabilities as well as foreign currency contracts, impairments associated with equity investments in privately-held companies and any subsequent recoveries of impaired investments, interest-related accruals (such as interest and penalty accruals related to our tax obligations) and interest income earned on our investment and cash portfolio.
The decrease in other expense (income), net during the three months ended September 30, 2016 compared to the three months ended June 30, 2016 was primarily due to a reduction of interest and penalty accruals related to uncertain tax positions of $3.6 million and a gain in connection with the sale of equity investments in privately-held companies of $1.5 million that were recorded during the three months ended June 30, 2016.
The decrease in other expense (income), net during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 was primarily due to a decrease in interest and penalty accruals related to uncertain tax positions of $1.3 million and a decrease in gain in connection with the sale of equity investment in a privately-held company of $1.2 million, partially offset by an increase in interest income from our investment portfolio of $1.9 million driven by higher interest rates.

Provision for Income Taxes
The following table provides details of income taxes:

	Three months ended September 30,
(Dollar amounts in thousands)	2016	2015
Income before income taxes	$222,220	$134,299
Provision for income taxes	$44,119	$29,402
Effective tax rate	19.9%	21.9%
We have forecasted an effective tax rate of 22% for the fiscal year ending June 30, 2017.
Tax expense was lower as a percentage of income before taxes during the three months ended September 30, 2016 compared to the three months ended September 30, 2015 primarily due to the impact of the following items:

•
Tax expense decreased by $5.7 million during the three months ended September 30, 2016 related to the recognition of excess tax benefits in the provision for income taxes as a result of early adoption of the accounting standard update on accounting for share-based payments. See Note 1, “Description of Business and Basis of Presentation” for additional details;

•
Tax expense decreased by $2.6 million during the three months ended September 30, 2016 when the Protecting Americans from Tax Hikes (PATH) Act of 2015 permanently reinstated the research credit on December 18, 2015 retroactively to January 1, 2015. Tax expense was not reduced by the research credit during the three months ended September 30, 2015 as the research credit had expired on December 31, 2014;

•
Tax expense decreased by $5.7 million during the three months ended September 30, 2016 related to a non-taxable increase in the value of the assets held within our Executive Deferred Savings Plan; partially offset by

•	Tax expense decreased by $8.2 million during the three months ended September 30, 2015 related to a decrease in our unrecognized tax benefits from the expiration of the statute of limitations.
In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to United States federal income tax examination for all years beginning from the fiscal year ended June 30, 2014. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2012. We are also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2012. It is possible that certain examinations may be concluded in the next twelve months. We believe that we may recognize up to $3.9 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.
LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	As of September 30, 2016	As of June 30, 2016
Cash and cash equivalents	$966,325	$1,108,488
Marketable securities	1,528,296	1,382,806
Total cash, cash equivalents and marketable securities	$2,494,621	$2,491,294
Percentage of total assets	50%	50%

	Three months ended September 30,
(In thousands)	2016	2015
Cash flows:
Net cash provided by operating activities	$169,777	$193,782
Net cash provided by (used in) investing activities	(167,823)	31,900
Net cash used in financing activities	(146,689)	(295,633)
Effect of exchange rate changes on cash and cash equivalents	2,572	(4,377)
Net decrease in cash and cash equivalents	$(142,163)	$(74,328)

Cash and Cash Equivalents and Marketable Securities:
As of September 30, 2016, our cash, cash equivalents and marketable securities totaled $2.49 billion, which is an increase of $3.3 million from June 30, 2016. The increase is primarily attributable to our cash generated from operations, largely offset by payment of regular quarterly cash dividends and payment of a special cash dividend with respect to fully vested restricted stock units with dividend equivalent rights aggregating to $89.3 million, prepayment of term loans of $40.0 million, tax withholding payment related to vested and released restricted stock units of $17.4 million and capital expenditure of $9.9 million. As of September 30, 2016, $1.84 billion of our $2.49 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to indefinitely reinvest $1.68 billion of the cash held by our foreign subsidiaries and branch offices. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay U.S. and foreign taxes of approximately 30%-50% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued (but have not paid) U.S. taxes on the remaining cash of $159.1 million of the $1.84 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Quarterly Cash Dividends and Special Cash Dividend:
During three months ended September 30, 2016, our Board of Directors declared a regular quarterly cash dividend of $0.52 per share on our outstanding common stock, which was paid on September 1, 2016 to our stockholders of record as of the close of business on August 15, 2016. During the same period in fiscal year 2016, our Board of Directors declared and paid a regular quarterly cash dividend of $0.52 per share on our outstanding common stock. The total amount of regular quarterly cash dividends paid during each of the three months ended September 30, 2016 and 2015 was $81.6 million. The amount of accrued dividends payable for regular quarterly cash dividends on unvested restricted stock units with dividend equivalent rights was $2.7 million as of September 30, 2016 and June 30, 2016. These amounts will be paid upon vesting of the underlying unvested restricted stock units as described in Note 7, “Equity and Long-term Incentive Compensation Plans.”
On October 5, 2016, we announced that our Board of Directors had authorized an increase in the level of our quarterly cash dividend from $0.52 to $0.54 per share. This increase is expected to take effect beginning with our quarterly dividend to be declared in November 2016.
On November 19, 2014, we declared a special cash dividend of $16.50 per share on our outstanding common stock which was paid on December 9, 2014 to our stockholders of record as of the close of business on December 1, 2014. The declaration and payment of the special cash dividend was part of our leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 6, “Debt” that was completed during the three months ended December 31, 2014. As of the declaration date, the total amount of the special cash dividend accrued by us was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014, except for the aggregate special cash dividend of $43.0 million that was accrued for the unvested restricted stock units. As of September 30, 2016 and June 30, 2016, we had $9.3 million and $16.9 million, respectively, of accrued dividends payable for the special cash dividend with respect to outstanding unvested restricted stock units, which will be paid when such underlying unvested restricted stock units vest. We paid a special cash dividend with respect to vested restricted stock units during the three months ended September 30, 2016 and 2015 of $7.7 million and $20.0 million, respectively. Other than the special cash dividend declared during the three months ended December 31, 2014, we historically have not declared any special cash dividends.
Stock Repurchases:
The shares repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding. The stock repurchase program is intended, in part, to offset shares issued in connection with the purchases under our ESPP program and the vesting of employee restricted stock units.
Cash Flows from Operating Activities:
We have historically financed our liquidity requirements through cash generated from operations. Net cash provided by operating activities during the three months ended September 30, 2016 decreased by approximately $24.0 million compared to the three months ended September 30, 2015 primarily as a result of the following factors:

•	An increase in income tax payments of approximately $32.0 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015;

•	An increase in payroll and employee-related payments of approximately $4.0 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015;

•	A decrease in collections of approximately $3.0 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015; partially offset by

•
The positive impact of our early adoption of the new accounting standard update for share-based payment on a prospective basis during the three months ended September 30, 2016, which no longer requires the excess tax benefit from share-based compensation to be shown as a reduction within cash flows from operating activities of $10.2 million compared to the three months ended September 30, 2015; and

•
An increase in interest income of approximately $2.0 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, mainly due to higher interest rates increase.

Cash Flows from Investing Activities:
Net cash used by investing activities during the three months ended September 30, 2016 increased compared to the three months ended September 30, 2015 by approximately $200.0 million, primarily as a result of net increase of investment in marketable securities during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.
Cash Flows from Financing Activities:
Net cash used in financing activities during the three months ended September 30, 2016 decreased by approximately $149.0 million compared to the three months ended September 30, 2015. Net cash used in financing activities were mainly impacted by:

•	A decrease in common stock repurchases of approximately $143.0 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015;

•
A decrease in payment of dividends to stockholders of approximately $12.0 million, mainly due to lower payments of dividend equivalents during the three months ended September 30, 2016 compared to the three months ended September 30, 2015;

•
A decrease in payment of restricted stock units withholding taxes of approximately $4.0 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015; partially offset by

•
The negative impact of our early adoption of the new accounting standard update for share-based payment on a prospective basis during the three months ended September 30, 2016, which no longer requires the excess tax benefit from share-based compensation to be shown as cash inflow from financing activities of $10.2 million compared to the three months ended September 30, 2015.

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

The original discount on the Senior Notes amounted to $4.0 million and is being amortized over the life of the debt. Interest is payable semi-annually on May 1 and November 1 of each year. The debt indenture (the “Indenture”) includes covenants that limit our ability to grant liens on its facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted. As of September 30, 2016, we were in compliance with all of the covenants under the Indenture associated with the Senior Notes.
Credit Facility (Term Loans and Unfunded Revolving Credit Facility):
In November 2014, we entered into $750.0 million of five-year senior unsecured prepayable term loans and a $500.0 million unfunded revolving credit facility (collectively, the “Credit Facility”) under the Credit Agreement. The interest under the Credit Facility will be payable on the borrowed amounts at the London Interbank Offered Rate (“LIBOR”) plus a spread, which is currently 125 bps, and this spread is subject to adjustment in conjunction with our credit rating downgrades or upgrades. The spread ranges from 100 bps to 175 bps based on the then effective credit rating. We are also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the revolving credit facility, which is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades by Moody’s and S&P. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility, depending upon the then effective credit rating. Principal payments with respect to the term loans will be made on the last day of each calendar quarter and any unpaid principal balance of the term loans, including accrued interest, shall be payable on November 14, 2019 (the “Maturity Date”). We may prepay the term loans and unfunded revolving credit facility at any time without a prepayment penalty. During the first quarter of our fiscal year ending June 30, 2017, we made term loan principal payments of $40.0 million.
Future principal payments for the term loans (without giving effect to $148.1 million of principal prepayments as of September 30, 2016 that shall be applied to the future scheduled quarterly payments) as of September 30, 2016, are as follows:

Fiscal Quarters Ending	Quarterly Payment (in thousands)
December 31, 2016	$9,375
March 31, 2017 through December 31, 2017	$14,063
March 31, 2018 through September 30, 2019	$18,750
December 31, 2019	$487,500
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
We were in compliance with the financial covenants under the Credit Agreement as of September 30, 2016 (the interest expense coverage ratio was 9.73 to 1.00 and the leverage ratio was 2.54 to 1.00) and had no outstanding borrowings under the unfunded revolving credit facility. Considering our current liquidity position, short-term financial forecasts and ability to prepay the term loans, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2016.

Contractual Obligations:
The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of September 30, 2016:

	Fiscal year ending June 30,
(In thousands)	Total	2017 (2)	2018	2019	2020	2021	2022 and thereafter	Other
Debt obligations(1)	$3,036,250	$—	$250,000	$30,000	$756,250	$—	$2,000,000	$—
Interest payment associated with all debt obligations(3)	944,199	116,318	116,405	113,377	100,786	92,875	404,438	—
Purchase commitments(4)	340,561	333,155	7,102	114	85	105	—	—
Income taxes payable(5)	59,021	—	—	—	—	—	—	59,021
Operating leases	20,879	6,312	5,719	2,893	2,068	544	3,343	—
Cash long-term incentive program(6)	121,034	46,792	37,010	25,033	11,809	390	—	—
Pension obligations(7)	21,761	976	1,487	1,536	1,452	1,664	14,646	—
Executive Deferred Savings Plan(8)	175,211	—	—	—	—	—	—	175,211
Other(9)	36,145	938	30,911	3,791	505	—	—	—
Total contractual cash obligations	$4,755,061	$504,491	$448,634	$176,744	$872,955	$95,578	$2,422,427	$234,232
__________________

(1)
In November 2014, we issued $750.0 million aggregate principal amount of term loans due in 2020 (outstanding balance of $536.3 million as of September 30, 2016) and $2.50 billion aggregate principal amount of Senior Notes due from fiscal year 2018 to fiscal year 2035. During the first quarter of our fiscal year ending June 30, 2017, we made term loan principal payments of $40.0 million.

(2)	For remaining nine months of fiscal year 2017.

(3)
The interest payments associated with the Senior Notes obligations included in the table above are based on the principal amount multiplied by the applicable coupon rate for each series of Senior Notes. Our future interest payments are subject to change if our then effective credit rating is below investment grade as discussed above. The interest payments under the term loans are payable on the borrowed amounts at the LIBOR plus 125 bps. As of September 30, 2016, we utilized the existing interest rates to project our estimated term loans interest payments through fiscal year 2020. The interest payment under the revolving credit facility for the undrawn balance is payable at 15 bps as a commitment fee based on the daily undrawn balance and we utilized the existing rate for the projected interest payments included in the table above. Our future interest payments for the term loans and the revolving credit facility are subject to change due to future fluctuations in the LIBOR rates as well as any upgrades or downgrades to our then effective credit rating.

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

(6)	Represents the amount committed under our cash long-term incentive program. The expected payment after estimated forfeitures is approximately $97.6 million.

(7)
Represents an estimate of expected benefit payments up to fiscal year 2026 that was actuarially determined and excludes the minimum cash required to contribute to the plan. As of September 30, 2016, our defined benefit pension plans do not have material required minimum cash contribution obligations.

(8)
Represents the amount committed under our non-qualified executive deferred compensation plan. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to the uncertainties in the timing around participant’s separation and any potential changes that participants may decide to make to the previous distribution elections.

(9)
Includes $24.1 million of employee-related retention commitments made in connection with the pendency of the Merger as well as the amount committed for accrued dividends payable of $12.0 million, substantially all of which are for the special cash dividend for the unvested restricted stock units as of the dividend record date as well as restricted stock units granted with dividend equivalent rights. For additional details, refer to Note 7, “Equity and Long-term Incentive Compensation Plans”.

We have adopted a cash-based long-term incentive (“Cash LTI”) program for many of our employees as part of our employee compensation program. Cash LTI awards issued to employees under the Cash Long-Term Incentive Plan (“Cash LTI Plan”) generally vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under the Cash LTI Plan, participants must remain employed by us as of the applicable award vesting date.
We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, we periodically sell certain letters of credit (“LCs”), without recourse, received from customers in payment for goods.
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended September 30,
(In thousands)	2016	2015
Receivables sold under factoring agreements	$56,733	$33,844
Proceeds from sales of LCs	$3,408	$—
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $22.5 million, of which $19.2 million had been issued as of September 30, 2016, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe and Asia.
We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our open inventory purchase commitments were approximately $340.6 million as of September 30, 2016 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
We provide standard warranty coverage on our systems for 40 hours per week for 12 months, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. The actual product performance and/or field expense profiles may differ, and in those cases we adjust our warranty accruals accordingly. The difference between the estimated and actual warranty costs tends to be larger for new product introductions as there is limited historical product performance to estimate warranty expense; our warranty charge estimates for more mature products with longer product performance histories tend to be more stable. Non-standard warranty coverage generally includes services incremental to the standard 40 hours per week coverage for 12 months. See Note 12, “Commitments and Contingencies,” to the condensed consolidated financial statements for additional details.

Working Capital:
Working capital was $2.95 billion as of September 30, 2016, which is an increase of $88.8 million compared to our working capital of $2.87 billion as of June 30, 2016. As of September 30, 2016, our principal sources of liquidity consisted of $2.49 billion of cash, cash equivalents and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global and regional economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and our $500.0 million unfunded revolving credit facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.
Our credit ratings as of September 30, 2016 are summarized below:

Rating Agency	Rating
Fitch	BBB-
Moody’s	Baa2
Standard & Poor’s	BBB
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy.
Off-Balance Sheet Arrangements
Under our foreign currency risk management strategy, we utilize derivative instruments to protect our earnings and cash flows from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed as an integral part of our overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We continue our policy of hedging our current and forecasted foreign currency exposures with hedging instruments having tenors of up to 18 months (see Note 14, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for additional details). Our outstanding hedge contracts, with maximum remaining maturities of approximately seven months as of September 30, 2016 and June 30, 2016, respectively, were as follows:

(In thousands)	As of September 30, 2016	As of June 30, 2016
Cash flow hedge contracts
Purchase	$8,058	$7,591
Sell	$98,256	$91,793
Other foreign currency hedge contracts
Purchase	$113,793	$122,275
Sell	$114,506	$115,087
In October 2014, in anticipation of the issuance of the Senior Notes, we entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The objective of the Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The Rate Lock Agreements had a notional amount of $1.00 billion in aggregate which matured in the second quarter of the fiscal year ended June 30, 2015. We designated each of the Rate Lock Agreements as a qualifying hedging instrument and accounted for as a cash flow hedge, under which the effective portion of the gain or loss on the close out of the Rate Lock Agreements was initially recognized in accumulated other comprehensive income (loss) as a reduction of total stockholders’ equity and subsequently amortized into earnings as a component of interest expense over the term of the underlying debt. The ineffective portion, if any, was recognized in earnings immediately. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and we recorded the fair value of $7.5 million as a gain within accumulated other comprehensive income (loss) as of December 31, 2014. We recognized $0.2 million for each of the three months ended September 30, 2016 and 2015 for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. As of September 30, 2016, the unamortized portion of the fair value of the forward contracts for the rate lock agreements was $6.1 million.

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
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of September 30, 2016. Actual results may differ materially.
As of September 30, 2016, we had an investment portfolio of fixed income securities of $1.6 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of September 30, 2016, the fair value of the portfolio would have declined by $18.4 million.
In November 2014, we issued $2.50 billion aggregate principal amount of fixed rate senior, unsecured long-term notes (collectively referred to as “Senior Notes”) due in various fiscal years ranging from 2018 to 2035. The fair market value of long-term fixed interest rate notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as interest rates fall and decrease as interest rates rise. As of September 30, 2016, the fair value and the book value of our Senior Notes were $2.71 billion and $2.50 billion, respectively. Additionally, the interest expense for the Senior Notes is subject to interest rate adjustments following a downgrade of our credit ratings below investment grade by the credit rating agencies. Following a rating change below investment grade, the stated interest rate for each series of Senior Notes may increase between 25 bps to 100 bps based on the adjusted credit rating. Refer to Note 6, “Debt” to the condensed consolidated financial statements in Part I, Item 1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2 for additional details. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy. As of September 30, 2016, if our credit rating was downgraded below investment grade by Moody’s and S&P, the maximum potential increase to our annual interest expense on the Senior Notes, considering a 200 bps increase to the stated interest rate for each series of our Senior Notes, is estimated to be approximately $50.0 million.

In November 2014, we entered into $750 million aggregate principal amount of floating rate senior, unsecured prepayable term loans due in 2019 and a $500 million unfunded revolving credit facility. The interest rates for the term loans are based on LIBOR plus a fixed spread and this spread is subject to adjustment in conjunction with our credit rating downgrades or upgrades. The spread ranges from 100 bps to 175 bps based on the adjusted credit rating. The fair value of the term loans is subject to interest rate risk only to the extent of the fixed spread portion of the interest rates which does not fluctuate with change in interest rates. As of September 30, 2016, the difference between book value and fair value of our term loans was immaterial. We are also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the unfunded revolving credit facility which is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility, depending upon the then effective credit rating. As of September 30, 2016, if LIBOR-based interest rates increased by 100 bps, the change would increase our annual interest expense annually by approximately $4.9 million as it relates to our borrowings under the term loans. Additionally, as of September 30, 2016, if our credit rating was downgraded to be below investment grade, the maximum potential increase to our annual interest expense for the term loans and the revolving credit facility, using the highest range of the ranges discussed above, is estimated to be approximately $3.2 million.
See Note 4, “Marketable Securities,” to the condensed consolidated financial statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio that we held as of September 30, 2016.
As of September 30, 2016, we had net forward and option contracts to sell $90.9 million in foreign currency in order to hedge certain currency exposures (see Note 14, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for additional details). If we had entered into these contracts on September 30, 2016, the U.S. dollar equivalent would have been $97.9 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $20.9 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our income or cash flows.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As of September 30, 2016, we had $3.04 billion aggregate principal amount of outstanding indebtedness, consisting of $2.50 billion aggregate principal amount of senior, unsecured long-term notes and $536.3 million of term loans under a Credit Agreement (the “Credit Agreement”). Additionally, we have commitments for an unfunded revolving credit facility of $500.0 million under the Credit Agreement. We may incur additional indebtedness in the future by accessing the unfunded revolving credit facility under the Credit Agreement and/or entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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
Our Board of Directors first instituted a quarterly dividend during the fiscal year ended June 30, 2005. Since that time, we have announced a number of increases in the amount of our quarterly dividend level as well as payment of a special cash dividend that was declared and substantially paid in the second quarter of our fiscal year ended June 30, 2015. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. Future dividends may be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions and the funding of our research and development; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; changes to our business model; and our increased interest and principal payments required by our $3.04 billion aggregate principal amount of outstanding indebtedness and any additional indebtedness that we may incur in the future. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in our dividend payments could have a negative effect on our stock price.
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
Historically, we recorded material restructuring charges related to our prior global workforce reductions, large excess inventory write-offs, and material impairment charges related to our goodwill and purchased intangible assets. During the fourth quarter of fiscal year ended 2015, we implemented a plan to reduce our global employee workforce to streamline our organization and business processes in response to changing customer requirements in our industry. We substantially completed the global employee workforce reduction during the fiscal year ended June 30, 2016. Such workforce changes can also temporarily reduce workforce productivity, which could be disruptive to our business and adversely affect our results of operations. In addition, we may not achieve or sustain the expected cost savings or other benefits of our restructuring plans, or do so within the expected time frame. If we again restructure our organization and business processes, implement additional cost reduction actions or discontinue certain business operations, we may take additional, potentially material, restructuring charges related to, among other things, employee terminations or exit costs. We may also be required to write-off additional inventory if our product build plans or usage of service inventory decline. Also, as our lead times from suppliers increase (due to the increasing complexity of the parts and components they provide) and the lead times demanded by our customers decrease (due to the time pressures they face when introducing new products or technology or bringing new facilities into production), we may be compelled to increase our commitments, and therefore our risk exposure, to inventory purchases to meet our customers’ demands in a timely manner, and that inventory may need to be written-off if demand for the underlying product declines for any reason. Such additional write-offs could constitute material charges.

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
Our employees are vital to our success, and our key management, engineering and other employees are difficult to replace. We generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. The expansion of high technology companies worldwide has increased demand and competition for qualified personnel. In addition, we experienced employee attrition above our normal levels during the pendency of the Merger with Lam Research, especially within the general and administrative functions.  We will need to devote additional effort and resources in the near term to filling the positions for which we experienced employee departures over the last year.  If we are unable to attract and retain key personnel, or if we are not able to attract, assimilate and retain additional highly qualified employees to meet our current and future needs, our business and operations could be harmed.

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

Equity Repurchase Plans
Our Board of Directors has authorized a program for us to repurchase shares of our common stock under which an aggregate of approximately 5.9 million shares were available for repurchase as of September 30, 2016. We did not repurchase any shares during the three months ended September 30, 2016.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

2.1	Termination Agreement with Lam Research Corporation	8-K	000-09992	2.1	10/6/2016

10.1	Fiscal Year 2017 6-Month Executive Incentive Plan *+

31.1	Certification of Chief Executive Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Denotes a management contract, plan or arrangement.
+ Confidential treatment has been requested as to a portion of this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

October 20, 2016	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

October 20, 2016	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 20, 2016	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

KLA-TENCOR CORPORATION
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

2.1	Termination Agreement with Lam Research Corporation	8-K	000-09992	2.1	10/6/2016

10.1	Fiscal Year 2017 6-Month Executive Incentive Plan *+

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Denotes a management contract, plan or arrangement.
+ Confidential treatment has been requested as to a portion of this exhibit.