Form 10-Q
period 2017-03-31
KLA TENCOR CORP
filed 2017-04-28
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of April 14, 2017, there were 156,762,623 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	March 31, 2017	June 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$955,807	$1,108,488
Marketable securities	1,747,707	1,382,806
Accounts receivable, net	734,717	613,233
Inventories	696,784	698,635
Other current assets	118,315	64,870
Total current assets	4,253,330	3,868,032
Land, property and equipment, net	285,740	278,014
Goodwill	335,236	335,177
Deferred income taxes	258,005	302,219
Purchased intangibles, net	2,038	4,331
Other non-current assets	190,096	174,659
Total assets	$5,324,445	$4,962,432
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$139,452	$106,517
Deferred system profit	189,367	174,551
Unearned revenue	51,849	59,147
Current portion of long-term debt	249,971	—
Other current liabilities	618,547	662,208
Total current liabilities	1,249,186	1,002,423
Non-current liabilities:
Long-term debt	2,704,856	3,057,936
Unearned revenue	62,515	56,336
Other non-current liabilities	160,576	156,623
Total liabilities	4,177,133	4,273,318
Commitments and contingencies (Note 11 and Note 12)
Stockholders’ equity:
Common stock and capital in excess of par value	493,899	452,974
Retained earnings	702,297	284,825
Accumulated other comprehensive income (loss)	(48,884)	(48,685)
Total stockholders’ equity	1,147,312	689,114
Total liabilities and stockholders’ equity	$5,324,445	$4,962,432

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
(In thousands, except per share amounts)	2017	2016	2017	2016
Revenues:
Product	$721,016	$530,623	$1,966,502	$1,519,142
Service	192,793	181,810	574,865	546,180
Total revenues	913,809	712,433	2,541,367	2,065,322
Costs and expenses:
Costs of revenues	343,274	274,599	939,617	825,823
Research and development	130,170	115,589	390,315	353,804
Selling, general and administrative	96,252	87,407	284,172	275,602
Interest expense	30,472	30,895	91,828	91,998
Other expense (income), net	(5,508)	(5,988)	(12,779)	(11,610)
Income before income taxes	319,149	209,931	848,214	529,705
Provision for income taxes	65,587	34,154	178,300	96,824
Net income	$253,562	$175,777	$669,914	$432,881
Net income per share:
Basic	$1.62	$1.13	$4.28	$2.78
Diluted	$1.61	$1.12	$4.26	$2.76
Cash dividends declared per share	$0.54	$0.52	$1.60	$1.56
Weighted-average number of shares:
Basic	156,749	155,690	156,402	155,921
Diluted	157,746	156,429	157,297	156,797

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
(In thousands)	2017	2016	2017	2016
Net income	$253,562	$175,777	$669,914	$432,881
Other comprehensive income (loss):
Currency translation adjustments:
Change in currency translation adjustments	7,375	5,265	(6)	(3,003)
Change in income tax benefit or expense	(1,642)	(974)	226	790
Net change related to currency translation adjustments	5,733	4,291	220	(2,213)
Cash flow hedges:
Change in net unrealized gains or losses	(3,526)	(2,798)	8,605	(3,952)
Reclassification adjustments for net gains or losses included in net income	(2,288)	1,107	396	870
Change in income tax benefit or expense	2,091	608	(3,238)	1,108
Net change related to cash flow hedges	(3,723)	(1,083)	5,763	(1,974)
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	152	(77)	1,216	729
Available-for-sale securities:
Change in net unrealized gains or losses	1,278	5,536	(8,636)	1,302
Reclassification adjustments for net gains or losses included in net income	53	(36)	(181)	(79)
Change in income tax benefit or expense	(221)	(1,135)	1,419	(215)
Net change related to available-for-sale securities	1,110	4,365	(7,398)	1,008
Other comprehensive income (loss)	3,272	7,496	(199)	(2,450)
Total comprehensive income	$256,834	$183,273	$669,715	$430,431

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended March 31,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$669,914	$432,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,512	52,044
Asset impairment charges	358	1,396
Non-cash stock-based compensation expense	36,458	32,758
Excess tax benefit from equity awards	—	(12,176)
Net gain on sales of marketable securities and other investments	(832)	(4,105)
Changes in assets and liabilities:
Increase in accounts receivable, net	(127,136)	(29,692)
Increase in inventories	(13,969)	(93,976)
Decrease (increase) in other assets	(27,589)	4,659
Increase in accounts payable	33,256	22,956
Increase in deferred system profit	14,965	44,528
Decrease in other liabilities	(11,909)	(45,670)
Net cash provided by operating activities	617,028	405,603
Cash flows from investing activities:
Acquisition of non-marketable securities	(2,370)	—
Capital expenditures, net	(27,926)	(24,233)
Proceeds from sale of assets	2,582	4,026
Purchases of available-for-sale securities	(1,212,600)	(873,987)
Proceeds from sale of available-for-sale securities	364,430	632,207
Proceeds from maturity of available-for-sale securities	471,724	472,437
Purchases of trading securities	(87,831)	(48,248)
Proceeds from sale of trading securities	85,464	51,738
Net cash provided by (used in) investing activities	(406,527)	213,940
Cash flows from financing activities:
Repayment of debt	(105,000)	(95,000)
Issuance of common stock	23,694	21,910
Tax withholding payments related to vested and released restricted stock units	(19,169)	(23,723)
Common stock repurchases	—	(181,711)
Payment of dividends to stockholders	(259,356)	(265,163)
Excess tax benefit from equity awards	—	12,176
Net cash used in financing activities	(359,831)	(531,511)
Effect of exchange rate changes on cash and cash equivalents	(3,351)	(83)
Net increase (decrease) in cash and cash equivalents	(152,681)	87,949
Cash and cash equivalents at beginning of period	1,108,488	838,025
Cash and cash equivalents at end of period	$955,807	$925,974
Supplemental cash flow disclosures:
Income taxes paid, net	$190,165	$81,779
Interest paid	$63,133	$63,342
Non-cash activities:
Purchase of land, property and equipment, net - investing activities	$3,218	$2,311
Dividends payable - financing activities	$12,643	$18,827

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
The results of operations for the three and nine months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2017.
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
Impact to Condensed Consolidated Statements of Operations
The primary impact of adopting the standard update is a change in the recording of the excess tax benefits or deficiencies from share-based payments. Before adoption, the Company recognized the excess tax benefits or deficiencies related to stock-based compensation as a credit or charge to additional paid-in capital (“APIC”) in the Company’s Condensed Consolidated Balance Sheets. Under the standard update, these excess tax benefits or deficiencies are recognized as a discrete tax benefit or discrete tax expense in the income tax provision in the Company’s Condensed Consolidated Statement of Operations. For the three and nine months ended March 31, 2017, the Company recognized a discrete tax benefit of $0.8 million and $6.6 million, respectively, related to net excess tax benefits mainly from stock-based compensation and dividend equivalents. The standard update requires companies to adopt the amendment related to accounting for excess tax benefits or deficiencies on a prospective basis only and as a result, prior periods were not retrospectively adjusted.
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
In January 2017, the FASB issued an accounting standard update to simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test, which requires an entity to determine the fair value of assets and liabilities similar to what is required in a purchase price allocation. Under the update, goodwill impairment will be calculated as the amount by which a reporting unit's carrying value exceeds its fair value. This standard is effective for the Company beginning in the first quarter of its fiscal year ending 2021 and requires a prospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.
In March 2017, the FASB issued an accounting standard update that changes the income statement classification of net periodic benefit cost related to defined benefit pension and/or other postretirement benefit plans. Under the update, employers will present the service cost component of net periodic benefit cost in the same statement of operations line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit costs separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. The standard is effective for the Company beginning in the first quarter of its fiscal year ending June 30, 2019 and early adoption is permitted. It is required to be applied retrospectively, except for the provision regarding capitalization in assets which is required to be applied prospectively. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.

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
The Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy as of March 31, 2017, because they were valued using quoted market prices, broker/dealer quotes or alternative pricing sources with observable levels of price transparency. As of March 31, 2017, the types of instruments valued based on quoted market prices in active markets included money market funds, U.S. Treasury securities, certain U.S. Government agency securities and certain sovereign securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
As of March 31, 2017, the types of instruments valued based on other observable inputs included corporate debt securities, certain U.S. Government agency securities and certain sovereign securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
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

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on the Company’s Condensed Consolidated Balance Sheet as follows:

As of March 31, 2017 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
Corporate debt securities	$21,789	$—	$21,789
Money market funds and other	432,229	432,229	—
Sovereign securities	17,314	—	17,314
U.S. Treasury securities	64,771	64,771	—
U.S. Government agency securities	44,969	—	44,969
Marketable securities:
Corporate debt securities	1,013,403	—	1,013,403
Sovereign securities	55,354	993	54,361
U.S. Treasury securities	306,075	306,075	—
U.S. Government agency securities	368,478	345,234	23,244
Total cash equivalents and marketable securities(1)	2,324,382	1,149,302	1,175,080
Other current assets:
Derivative assets	6,520	—	6,520
Other non-current assets:
Executive Deferred Savings Plan	178,073	134,254	43,819
Total financial assets(1)	$2,508,975	$1,283,556	$1,225,419
Liabilities
Other current liabilities:
Derivative liabilities	$(1,894)	$—	$(1,894)
Total financial liabilities	$(1,894)	$—	$(1,894)
________________
(1) Excludes cash of $344.0 million held in operating accounts and time deposits of $35.2 million as of March 31, 2017.

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on the Company’s Condensed Consolidated Balance Sheet as follows:

As of June 30, 2016 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
Corporate debt securities	$20,569	$—	$20,569
Money market funds and other	626,156	626,156	—
U.S. Treasury securities	68,748	68,748	—
Marketable securities:
Corporate debt securities	657,905	—	657,905
Municipal securities	5,016	—	5,016
Sovereign securities	41,257	6,426	34,831
U.S. Treasury securities	258,754	258,754	—
U.S. Government agency securities	405,705	385,731	19,974
Total cash equivalents and marketable securities(1)	2,084,110	1,345,815	738,295
Other current assets:
Derivative assets	1,095	—	1,095
Other non-current assets:
Executive Deferred Savings Plan	162,160	106,149	56,011
Total financial assets(1)	$2,247,365	$1,451,964	$795,401
Liabilities
Other current liabilities:
Derivative liabilities	$(11,647)	$—	$(11,647)
Total financial liabilities	$(11,647)	$—	$(11,647)
________________
(1) Excludes cash of $330.1 million held in operating accounts and time deposits of $77.1 million as of June 30, 2016.
There were no transfers between Level 1 and Level 2 fair value measurements during the nine months ended March 31, 2017. The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of March 31, 2017 or June 30, 2016.

NOTE 3 – FINANCIAL STATEMENT COMPONENTS
Balance Sheet Components

(In thousands)	As of March 31, 2017	As of June 30, 2016
Accounts receivable, net:
Accounts receivable, gross	$756,329	$634,905
Allowance for doubtful accounts	(21,612)	(21,672)
	$734,717	$613,233
Inventories:
Customer service parts	$240,960	$234,712
Raw materials	209,902	208,689
Work-in-process	197,090	187,733
Finished goods	48,832	67,501
	$696,784	$698,635
Other current assets:
Income tax related receivables	$70,465	$18,190
Prepaid expenses	33,655	37,127
Other current assets	14,195	9,553
	$118,315	$64,870
Land, property and equipment, net:
Land	$40,615	$40,603
Buildings and leasehold improvements	318,425	313,239
Machinery and equipment	537,558	507,378
Office furniture and fixtures	21,590	21,737
Construction-in-process	6,512	5,286
	924,700	888,243
Less: accumulated depreciation and amortization	(638,960)	(610,229)
	$285,740	$278,014
Other non-current assets:
Executive Deferred Savings Plan(1)	$178,073	$162,160
Other non-current assets	12,023	12,499
	$190,096	$174,659
Other current liabilities:
Executive Deferred Savings Plan(1)	$179,453	$162,289
Compensation and benefits	145,524	224,496
Customer credits and advances	84,521	81,994
Interest payable	46,209	19,395
Warranty	44,214	34,773
Income taxes payable	19,585	27,964
Other accrued expenses	99,041	111,297
	$618,547	$662,208
Other non-current liabilities:
Pension liabilities	$69,592	$69,418
Income taxes payable	61,450	50,365
Other non-current liabilities	29,534	36,840
	$160,576	$156,623

________________

(1)
KLA-Tencor has a non-qualified deferred compensation plan (known as “Executive Deferred Savings Plan”) under which certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds, and the participants remain general creditors of the Company. The Company invests these funds in certain mutual funds and such investments are classified as trading securities in the condensed consolidated balance sheets. Distributions from the Executive Deferred Savings Plan commence following a participant’s retirement or termination of employment or on a specified date allowed per the Executive Deferred Savings Plan provisions, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. Participants can generally elect the distributions to be paid in lump sum or quarterly cash payments over a scheduled period for up to 15 years and are allowed to make subsequent changes to their existing elections as permissible under the Executive Deferred Savings Plan provisions. Changes in the Executive Deferred Savings Plan liability are recorded in selling, general and administrative expense in the condensed consolidated statements of operations. The expense (benefit) associated with changes in the liability included in selling, general and administrative expense was $7.7 million and $(1.3) million during the three months ended March 31, 2017 and 2016, respectively, and was $14.7 million and $(4.6) million during the nine months ended March 31, 2017 and 2016, respectively. Changes in the Executive Deferred Savings Plan assets are recorded as gains (losses), net in selling, general and administrative expense in the condensed consolidated statements of operations. The amount of gains (losses), net included in selling, general and administrative expense was $7.8 million and $(1.0) million during the three months ended March 31, 2017 and 2016, respectively, and was $14.5 million and $(4.1) million during the nine months ended March 31, 2017 and 2016, respectively.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (“OCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of March 31, 2017	$(32,204)	$(3,947)	$6,538	$(19,271)	$(48,884)

Balance as of June 30, 2016	$(32,424)	$3,451	$775	$(20,487)	$(48,685)
The effects on net income of amounts reclassified from accumulated OCI to the Condensed Consolidated Statement of Operations for the indicated period were as follows (in thousands):

	Location in the Condensed Consolidated	Three months ended March 31,		Nine months ended March 31,
Accumulated OCI Components	Statements of Operations	2017	2016	2017	2016
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$2,441	$(930)	$(465)	$79
	Costs of revenues	(342)	(366)	(498)	(1,516)
	Interest expense	189	189	567	567
	Net gains (losses) reclassified from accumulated OCI	$2,288	$(1,107)	$(396)	$(870)
Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$(53)	$36	$181	$79
The amounts reclassified out of accumulated OCI related to the Company’s defined benefit pension plans, which were recognized as a component of net periodic cost for the three and nine months ended March 31, 2017 were $0.3 million and $1.6 million, respectively. The amounts reclassified out of accumulated OCI related to the Company’s defined benefit pension plans, which were recognized as a component of net periodic cost for the three and nine months ended March 31, 2016 were immaterial and $1.0 million, respectively. For additional details, refer to Note 10, “Employee Benefit Plans” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

NOTE 4 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of March 31, 2017 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$1,037,056	$437	$(2,301)	$1,035,192
Money market funds and other	432,229	—	—	432,229
Sovereign securities	72,738	—	(70)	72,668
U.S. Treasury securities	371,899	111	(1,164)	370,846
U.S. Government agency securities	415,031	86	(1,670)	413,447
Subtotal	2,328,953	634	(5,205)	2,324,382
Add: Time deposits(1)	35,177	—	—	35,177
Less: Cash equivalents	611,849	5	(2)	611,852
Marketable securities	$1,752,281	$629	$(5,203)	$1,747,707

As of June 30, 2016 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$676,259	$2,372	$(157)	$678,474
Money market funds and other	626,156	—	—	626,156
Municipal securities	5,014	2	—	5,016
Sovereign securities	41,224	38	(5)	41,257
U.S. Treasury securities	326,321	1,181	—	327,502
U.S. Government agency securities	404,889	830	(14)	405,705
Subtotal	2,079,863	4,423	(176)	2,084,110
Add: Time deposits(1)	77,131	—	—	77,131
Less: Cash equivalents	778,451	1	(17)	778,435
Marketable securities	$1,378,543	$4,422	$(159)	$1,382,806
________________

(1)	Time deposits excluded from fair value measurements.
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

As of March 31, 2017 (In thousands)	Fair Value	Gross Unrealized Losses(1)
Corporate debt securities	$705,236	$(2,299)
U.S. Government agency securities	287,570	(1,670)
U.S. Treasury securities	217,914	(1,164)
Sovereign securities	53,452	(70)
Total	$1,264,172	$(5,203)
__________________

(1)	As of March 31, 2017, the amount of total gross unrealized losses related to investments that had been in a continuous loss position for 12 months or more was immaterial.

The contractual maturities of securities classified as available-for-sale, regardless of their classification on the Company’s Condensed Consolidated Balance Sheet, as of the date indicated below were as follows:

As of March 31, 2017 (In thousands)	Amortized Cost	Fair Value
Due within one year	$753,460	$753,071
Due after one year through three years	998,821	994,636
	$1,752,281	$1,747,707
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities for the three and nine months ended March 31, 2017 and 2016 were immaterial.
NOTE 5 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in prior business combinations. The Company has four reporting units: Wafer Inspection, Patterning, Global Service and Support, and Others. The following table presents goodwill balances and movements by reporting unit during the nine months ended March 31, 2017:

(In thousands)	Wafer Inspection	Patterning	Others	Total
Balance as of June 30, 2016	$281,026	$53,255	$896	$335,177
Goodwill adjustment	59	—	—	59
Balance as of March 31, 2017	$281,085	$53,255	$896	$335,236
Goodwill is net of accumulated impairment losses of $277.6 million, which were recorded prior to the fiscal year ended June 30, 2014. The changes in the goodwill balance during the nine months ended March 31, 2017 resulted from foreign currency translation adjustments.
The Company performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2016 during the three months ended December 31, 2016 and concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. As of December 31, 2016, the Company's assessment indicated that goodwill in the reporting units was not impaired. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed in the second quarter of the fiscal year ending June 30, 2017.
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of March 31, 2017			As of June 30, 2016
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$141,659	$139,661	$1,998	$141,659	$138,160	$3,499
Trade name/Trademark	4-10 years	19,893	19,893	—	19,893	19,743	150
Customer relationships	6-7 years	54,980	54,940	40	54,980	54,298	682
Total		$216,532	$214,494	$2,038	$216,532	$212,201	$4,331
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

For the three months ended March 31, 2017 and 2016, amortization expense for purchased intangible assets was $0.5 million and $1.3 million, respectively. For the nine months ended March 31, 2017 and 2016, amortization expense for purchased intangible assets was $2.3 million and $6.3 million, respectively. Based on the intangible assets recorded as of March 31, 2017, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2017 (remaining 3 months)	$513
2018	1,525
Total	$2,038
NOTE 6 – DEBT
The following table summarizes the debt of the Company as of March 31, 2017 and June 30, 2016:

	As of March 31, 2017		As of June 30, 2016
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 2.375% Senior notes due on November 1, 2017	$250,000	2.396%	$250,000	2.396%
Fixed-rate 3.375% Senior notes due on November 1, 2019	250,000	3.377%	250,000	3.377%
Fixed-rate 4.125% Senior notes due on November 1, 2021	500,000	4.128%	500,000	4.128%
Fixed-rate 4.650% Senior notes due on November 1, 2024(1)	1,250,000	4.682%	1,250,000	4.682%
Fixed-rate 5.650% Senior notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Term loans	471,250	2.069%	576,250	1.714%
Total debt	2,971,250		3,076,250
Unamortized discount	(3,004)		(3,312)
Unamortized debt issuance costs	(13,419)		(15,002)
Total long-term debt	$2,954,827		$3,057,936
Reported as:
Current portion of long-term debt	$249,971		$—
Long-term debt	2,704,856		3,057,936
Total debt	$2,954,827		$3,057,936
__________________

(1)
The effective interest rate disclosed above for this series of Senior Notes excludes the impact of the treasury rate lock hedge discussed below. The effective interest rate including the impact of the treasury rate lock hedge was 4.626%.

As of March 31, 2017, future principal payments for the long-term debt are summarized as follows:

Fiscal year ending June 30:	Amount (In thousands)
2017 (remaining 3 months)	$—
2018	250,000
2019	—
2020	721,250
2021	—
Thereafter	2,000,000
Total payments	$2,971,250

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
The original discount on the Senior Notes amounted to $4.0 million and is being amortized over the life of the debt. Interest is payable semi-annually on May 1 and November 1 of each year. The debt indenture (the “Indenture”) includes covenants that limit the Company’s ability to grant liens on its facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted. As of March 31, 2017, the Company was in compliance with all of its covenants under the Indenture associated with the Senior Notes.
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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of March 31, 2017 and June 30, 2016 was approximately $2.63 billion and $2.68 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.

Credit Facility (Term Loans and Unfunded Revolving Credit Facility):
In November 2014, the Company entered into $750.0 million of five-year senior unsecured prepayable term loans and a $500.0 million unfunded revolving credit facility (collectively, the “Credit Facility”) under the Credit Agreement (the “Credit Agreement”). The interest under the Credit Facility will be payable on the borrowed amounts at the London Interbank Offered Rate (“LIBOR”) plus a spread, which is currently 125 bps, and this spread is subject to adjustment in conjunction with the Company’s credit rating downgrades or upgrades. The spread ranges from 100 bps to 175 bps based on the Company’s then effective credit rating. The Company is also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the revolving credit facility, which is also subject to an adjustment in conjunction with the Company’s credit rating downgrades or upgrades by Moody’s and S&P. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility, depending upon the then effective credit rating. Principal payments with respect to the term loans will be made on the last day of each calendar quarter, and any unpaid principal balance of the term loans, including accrued interest, shall be payable on November 14, 2019 (the “Maturity Date”). The Company may prepay the term loans and unfunded revolving credit facility at any time without a prepayment penalty. During the third quarter of the fiscal year ending June 30, 2017, the Company made term loan principal payments of $25.0 million. The remaining term loan balance of $471.3 million as of March 31, 2017 is due in the fiscal quarter ending December 31, 2019.
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
The Company was in compliance with the financial covenants under the Credit Agreement as of March 31, 2017 and had no outstanding borrowings under the unfunded revolving credit facility.
NOTE 7 – EQUITY AND LONG-TERM INCENTIVE COMPENSATION PLANS
Equity Incentive Program
As of March 31, 2017, the Company had two plans under which the Company was able to issue equity incentive awards, such as restricted stock units and stock options, to its employees, consultants and members of its Board of Directors: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 1998 Director Plan (the “Outside Director Plan”).
2004 Plan:
The 2004 Plan provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock units, performance shares, performance units and deferred stock units to the Company’s employees, consultants and members of its Board of Directors. As of March 31, 2017, 3.6 million shares were available for issuance under the 2004 Plan.
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

Outside Director Plan
The Outside Director Plan only permits the issuance of stock options to the non-employee members of the Board of Directors. As of March 31, 2017, 1.7 million shares were available for grant under the Outside Director Plan.
Equity Incentive Plans - General Information
The following table summarizes the combined activity under the Company’s equity incentive plans for the indicated periods:

(In thousands)	Available For Grant(1)
Balance as of June 30, 2016	6,778
Restricted stock units granted (2)	(1,598)
Restricted stock units canceled	89
Balance as of March 31, 2017	5,269
__________________

(1)	The number of restricted stock units reflects the application of the award multiplier as described above (1.8x or 2.0x depending on the grant date of the applicable award).

(2)
Includes restricted stock units granted to senior management during the nine months ended March 31, 2017 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of March 31, 2017, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria had been satisfied. Therefore, this line item includes all such performance-based restricted stock units granted during the nine months ended March 31, 2017, reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (84 thousand shares for the nine months ended March 31, 2017 after application of the multiplier described above).

The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. For restricted stock units granted without “dividend equivalent” rights, fair value is calculated using the closing price of the Company’s common stock on the grant date, adjusted to exclude the present value of dividends which are not accrued on those restricted stock units. The fair value for restricted stock units granted with “dividend equivalent” rights is determined using the closing price of the Company’s common stock on the grant date. As of March 31, 2017, the Company accrued $12.6 million of dividends payable, which included both a special cash dividend and quarterly cash dividends for the unvested restricted stock units outstanding as of the dividend record date. The fair value for purchase rights under the Company’s Employee Stock Purchase Plan is determined using a Black-Scholes valuation model.
The following table shows pre-tax stock-based compensation expense for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2017	2016	2017	2016
Stock-based compensation expense by:
Costs of revenues	$1,205	$864	$3,772	$3,594
Research and development	1,999	1,930	6,072	6,691
Selling, general and administrative	9,332	6,391	26,614	22,473
Total stock-based compensation expense	$12,536	$9,185	$36,458	$32,758
As a result of the early adoption of the accounting standard update on accounting for share-based payment awards in the first quarter of its fiscal year ending June 30, 2017, the Company recorded excess tax benefits in the provision for income taxes for the three and nine months ended March 31, 2017 of $0.8 million and $6.6 million, respectively. See Note 1, “Description of Business and Basis of Presentation” for additional details.

The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of March 31, 2017	As of June 30, 2016
Inventory	$2,756	$2,685
Restricted Stock Units
The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, withheld for taxes, and forfeited during the nine months ended March 31, 2017 and restricted stock units outstanding as of March 31, 2017 and June 30, 2016:

Restricted Stock Units	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2016(2)	1,849	$56.41
Granted(2)	798	$71.45
Vested and released	(384)	$52.73
Withheld for taxes	(257)	$52.73
Forfeited	(45)	$60.18
Outstanding restricted stock units as of March 31, 2017(2)	1,961	$63.65
__________________

(1)
Share numbers reflect actual shares subject to awarded restricted stock units. As described above, under the terms of the 2004 Plan, the number of shares subject to each award reflected in this number is multiplied by either 1.8x or 2.0x (depending on the grant date of the award) to calculate the impact of the award on the share reserve under the 2004 Plan.

(2)
Includes restricted stock units granted to senior management with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of March 31, 2017, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares (0.3 million shares for the fiscal year ended June 30, 2015, 0.3 million shares for the fiscal year ended June 30, 2016 and 42 thousand shares for the nine months ended March 31, 2017) that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

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
The following table shows the weighted-average grant date fair value per unit for the restricted stock units granted and the restricted stock units vested and tax benefits realized by the Company in connection with vested and released restricted stock units for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands, except for weighted-average grant date fair value)	2017	2016	2017	2016
Weighted-average grant date fair value per unit (1)	$86.04	$—	$71.45	$51.12
Grant date fair value of vested restricted stock units	$2,769	$3,541	$33,820	$51,562
Tax benefits realized by the Company in connection with vested and released restricted stock units	$1,135	$1,450	$15,829	$27,132
__________________
(1) There were no grants of restricted stock units during the three months ended March 31, 2016.

As of March 31, 2017, the unrecognized stock-based compensation expense balance related to restricted stock units was $82.3 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.5 years. The intrinsic value of outstanding restricted stock units as of March 31, 2017 was $186.5 million.
Cash-Based Long-Term Incentive Compensation
The Company has adopted a cash-based long-term incentive (“Cash LTI”) program for many of its employees as part of the Company’s employee compensation program. During the nine months ended March 31, 2017 and 2016, the Company approved Cash LTI awards of $51.6 million and $47.8 million, respectively under the Company’s Cash Long-Term Incentive Plan (“Cash LTI Plan”). Cash LTI awards issued to employees under the Cash LTI Plan will vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date. Executives and non-employee Board members are not participating in this program. During the three months ended March 31, 2017 and 2016, the Company recognized $11.3 million and $11.6 million, respectively, in compensation expense under the Cash LTI Plan. During the nine months ended March 31, 2017 and 2016, the Company recognized $34.7 million and $33.0 million, respectively, in compensation expense under the Cash LTI Plan. As of March 31, 2017, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $97.6 million.
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
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended March 31,		Nine months ended March 31,
	2017	2016	2017	2016
Stock purchase plan:
Expected stock price volatility	26.1%	26.8%	23.4%	25.4%
Risk-free interest rate	0.5%	0.2%	0.5%	0.2%
Dividend yield	2.7%	3.0%	2.8%	3.3%
Expected life (in years)	0.5	0.5	0.5	0.5

The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three months ended March 31,		Nine months ended March 31,
	2017	2016	2017	2016
Total cash received from employees for the issuance of shares under the ESPP	$—	$—	$23,694	$21,908
Number of shares purchased by employees through the ESPP	—	—	384	454
Tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP	$1,035	$1,203	$1,957	$1,922
Weighted-average fair value per share based on Black-Scholes model	$16.47	$14.29	$15.14	$12.44
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. As of March 31, 2017, a total of 1.0 million shares were reserved and available for issuance under the ESPP.
Quarterly cash dividends
On February 2, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.54 per share on the outstanding shares of the Company’s common stock, which was paid on March 1, 2017 to the stockholders of record as of the close of business on February 15, 2017. The total amount of regular quarterly cash dividends paid by the Company during the three months ended March 31, 2017 and 2016 was $84.7 million and $81.0 million, respectively. The total amount of regular quarterly cash dividends paid by the Company during the nine months ended March 31, 2017 and 2016 was $250.8 million and $243.5 million, respectively. The amount of accrued dividends payable for regular quarterly cash dividends on unvested restricted stock units with dividend equivalent rights as of March 31, 2017 and June 30, 2016 was $3.9 million and $2.7 million, respectively. These amounts will be paid upon vesting of the underlying unvested restricted stock units.
Special cash dividend
On November 19, 2014, the Company’s Board of Directors declared a special cash dividend of $16.50 per share on our outstanding common stock, which was paid on December 9, 2014 to the stockholders of record as of the close of business on December 1, 2014. The declaration and payment of the special cash dividend was part of the Company’s leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 6, “Debt” that was completed during the three months ended December 31, 2014. As of the declaration date, the total amount of the special cash dividend accrued by the Company was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014, except for the aggregate special cash dividend of $43.0 million that was accrued for the unvested restricted stock units. As of March 31, 2017 and June 30, 2016, the Company had a total of $8.7 million and $16.9 million, respectively, of accrued dividends payable for the special cash dividend with respect to outstanding unvested restricted stock units, which will be paid when such underlying unvested restricted stock units vest. The Company paid a special cash dividend with respect to vested restricted stock units during the three months ended March 31, 2017 and March 31, 2016 of $0.9 million and $1.2 million, respectively. The Company paid a special cash dividend with respect to vested restricted stock units during the nine months ended March 31, 2017 and 2016 of $8.6 million and $21.7 million, respectively. Other than the special cash dividend declared during the three months ended December 31, 2014, the Company historically has not declared any special cash dividend.

NOTE 8 – STOCK REPURCHASE PROGRAM
The Company’s Board of Directors has authorized a program for the Company to repurchase shares of the Company’s common stock. The intent of this program is to offset the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, as well as to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases were made in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder, such as Rule 10b-18. As of March 31, 2017, an aggregate of approximately 5.9 million shares were available for repurchase under the Company’s repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Nine months ended March 31,
(In thousands)	2017	2016
Number of shares of common stock repurchased	—	3,445
Total cost of repurchases	$—	$175,743
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
The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share amounts)	Three months ended March 31,		Nine months ended March 31,
	2017	2016	2017	2016
Numerator:
Net income	$253,562	$175,777	$669,914	$432,881
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	156,749	155,690	156,402	155,921
Effect of dilutive restricted stock units and options(1)	997	739	895	876
Weighted-average shares-diluted	157,746	156,429	157,297	156,797
Basic net income per share	$1.62	$1.13	$4.28	$2.78
Diluted net income per share	$1.61	$1.12	$4.26	$2.76
Anti-dilutive securities excluded from the computation of diluted net income per share	—	—	6	137
__________________
(1) The Company has not had any outstanding stock options since August 2016.

NOTE 10 – INCOME TAXES
The following table provides details of income taxes:

	Three months ended March 31,		Nine months ended March 31,
(Dollar amounts in thousands)	2017	2016	2017	2016
Income before income taxes	$319,149	$209,931	$848,214	$529,705
Provision for income taxes	$65,587	$34,154	$178,300	$96,824
Effective tax rate	20.6%	16.3%	21.0%	18.3%
Tax expense was higher as a percentage of income before taxes during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to the impact of the following items:

•
Tax expense increased by $8.6 million during the three months ended March 31, 2017 related to a decrease in the Company’s unrecognized tax benefits from the expiration of the statute of limitations during the three months ended March 31, 2016;

•
Tax expense increased by $5.2 million during the three months ended March 31, 2017 due to the impact of a decrease in the proportion of the Company’s earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate during the three months ended March 31, 2017; partially offset by

•
A decrease in tax expense of $2.6 million during the three months ended March 31, 2017 due to the impact of a higher non-taxable increase in the value of the assets held within the Company’s Executive Deferred Savings Plan during the three months ended March 31, 2017.

Tax expense was higher as a percentage of income before taxes during the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 primarily due to the impact of the following items:

•
Tax expense increased by $17.2 million during the nine months ended March 31, 2017 related to a decrease in the Company’s unrecognized tax benefits from the expiration of the statute of limitations during the nine months ended March 31, 2016;

•
Tax expense increased by $11.9 million during the nine months ended March 31, 2017 due to the impact of a decrease in the proportion of the Company’s earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate during the nine months ended March 31, 2017; partially offset by

•
A decrease in tax expense of $6.4 million during the nine months ended March 31, 2017 due to the impact of a higher non-taxable increase in the value of the assets held within the Company’s Executive Deferred Savings Plan during the nine months ended March 31, 2017.

In the normal course of business, the Company is subject to examination by tax authorities throughout the world. The Company is subject to United States federal income tax examination for all years beginning from the fiscal year ended June 30, 2014. The Company is subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2012. The Company is also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2012. It is possible that certain examinations may be concluded in the next twelve months. The Company believes that it may recognize up to $16.0 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.

NOTE 11 – LITIGATION AND OTHER LEGAL MATTERS
Litigation Related to Terminated Merger with Lam Research.

In connection with the previously announced Merger transaction with Lam Research, four purported KLA-Tencor stockholders filed putative class actions on behalf of all KLA-Tencor stockholders. In January 2017, all four actions were dismissed with prejudice.
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
NOTE 12 – COMMITMENTS AND CONTINGENCIES
Employee Retention Commitments. In connection with the retention program adopted at the time the Company entered into the Merger Agreement with Lam Research, the Company has an estimated $20.8 million of employee-related retention commitments as of March 31, 2017 which are expected to be paid during the quarter ending December 31, 2017.
Factoring. KLA-Tencor has agreements (referred to as “factoring agreements”) with financial institutions to sell certain of its trade receivables and promissory notes from customers without recourse. The Company does not believe it is at risk for any material losses as a result of these agreements. In addition, the Company periodically sells certain letters of credit (“LCs”), without recourse, received from customers in payment for goods and services.
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2017	2016	2017	2016
Receivables sold under factoring agreements	$25,528	$59,505	$110,503	$135,105
Proceeds from sales of LCs	$7,256	$14,200	$20,404	$18,262
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $2.4 million and $2.1 million for the three months ended March 31, 2017 and 2016, respectively and was $7.2 million and $6.4 million for the nine months ended March 31, 2017 and 2016, respectively.

The following is a schedule of expected operating lease payments:

Fiscal year ending June 30,	Amount (In thousands)
2017 (remaining 3 months)	$2,255
2018	7,094
2019	3,921
2020	2,789
2021	1,786
2022 and thereafter	3,364
Total minimum lease payments	$21,209
Purchase Commitments. KLA-Tencor maintains commitments to purchase inventory from its suppliers as well as goods and services in the ordinary course of business. The Company’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s estimate of its significant purchase commitments is approximately $401.8 million as of March 31, 2017 which are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash Long-Term Incentive Plan. As of March 31, 2017, the Company had committed $120.1 million for future payment obligations under its Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in four equal installments, with 25% of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date.
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
The following table provides the changes in the product warranty accrual for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2017	2016	2017	2016
Beginning balance	$40,673	$36,148	$34,773	$36,413
Accruals for warranties issued during the period	13,504	8,956	37,597	28,728
Changes in liability related to pre-existing warranties	(849)	(5,304)	(2,425)	(8,898)
Settlements made during the period	(9,114)	(7,204)	(25,731)	(23,647)
Ending balance	$44,214	$32,596	$44,214	$32,596
The Company maintains guarantee arrangements available through various financial institutions for up to $23.0 million, of which $19.4 million had been issued as of March 31, 2017, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of the Company’s subsidiaries in Europe and Asia.

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
During the fourth quarter of fiscal year ended 2015, the Company implemented a plan to reduce its global employee workforce to streamline the organization and business processes in response to changing customer requirements in the industry. The goals of this reduction were to enable continued innovation, direct the Company’s resources toward its best opportunities and lower its ongoing expense run rate. The Company substantially completed its global workforce reduction during the fiscal year ended June 30, 2016. Restructuring charges for the three months ended March 31, 2016 were $0.1 million, which was primarily recorded to the costs of revenues line of the condensed consolidated statements of operations. Restructuring charges for the nine months ended March 31, 2016 were $8.6 million, of which $3.4 million was recorded to costs of revenues, $1.5 million to research and development expense and $3.7 million to selling, general and administrative expense lines in the condensed consolidated statements of operations.

The following table shows the activity which is primarily related to accrued severance and benefits for the three and nine months ended March 31, 2017 and 2016:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2017	2016	2017	2016
Beginning balance	$—	$3,009	$587	$24,887
Restructuring costs	—	125	—	8,583
Adjustments	—	38	(147)	(152)
Cash payments	—	(2,514)	(440)	(32,660)
Ending balance	$—	$658	$—	$658
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

In October 2014, in anticipation of the issuance of the Senior Notes, the Company entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The objective of the Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The Rate Lock Agreements had a notional amount of $1.00 billion in aggregate which matured in the second quarter of the fiscal year ended June 30, 2015. The Company designated each of the Rate Lock Agreements as a qualifying hedging instrument and accounted for as a cash flow hedge, under which the effective portion of the gain or loss on the close out of the Rate Lock Agreements was initially recognized in accumulated other comprehensive income (loss) as a reduction of total stockholders’ equity and subsequently amortized into earnings as a component of interest expense over the term of the underlying debt. The ineffective portion, if any, was recognized in earnings immediately. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and the Company recorded the fair value of $7.5 million as a gain within accumulated other comprehensive income (loss) as of December 31, 2014. The Company recognized $0.2 million for each of the three months ended March 31, 2017 and 2016 and $0.6 million for each of the nine months ended March 31, 2017 and 2016 for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. As of March 31, 2017, the unamortized portion of the fair value of the forward contracts for the rate lock agreements was $5.7 million.
Derivatives in Cash Flow Hedging Relationships: Foreign Exchange and Interest Rate Contracts
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the condensed consolidated financial statements for the indicated periods were as follows:

		Three months ended March 31,		Nine months ended March 31,
(In thousands)	Location in Financial Statements	2017	2016	2017	2016
Derivatives Designated as Hedging Instruments
Gains (losses) in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$(3,526)	$(2,798)	$8,605	$(3,952)
Gains (losses) reclassified from accumulated OCI into income (effective portion):	Revenues	$2,441	$(930)	$(465)	$79
	Costs of revenues	(342)	(366)	(498)	(1,516)
	Interest expense	189	189	567	567
	Net gains (losses) reclassified from accumulated OCI into income (effective portion)	$2,288	$(1,107)	$(396)	$(870)
Gains (losses) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Other expense (income), net	$566	$(396)	$(887)	$(795)
Derivatives Not Designated as Hedging Instruments
Gains (losses) recognized in income	Other expense (income), net	$816	$(7,350)	$5,947	$(12,985)

The U.S. dollar equivalent of all outstanding notional amounts of hedge contracts, with maximum remaining maturities of approximately 13 months as of March 31, 2017 and 7 months as of June 30, 2016 was as follows:

(In thousands)	As of March 31, 2017	As of June 30, 2016
Cash flow hedge contracts
Purchase	$17,069	$7,591
Sell	$109,408	$91,793
Other foreign currency hedge contracts
Purchase	$94,104	$122,275
Sell	$101,405	$115,087

The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of March 31, 2017	As of June 30, 2016	Balance Sheet Location	As of March 31, 2017	As of June 30, 2016
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$1,994	$342	Other current liabilities	$451	$4,736
Total derivatives designated as hedging instruments		$1,994	$342		$451	$4,736
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$4,526	$753	Other current liabilities	$1,443	$6,911
Total derivatives not designated as hedging instruments		$4,526	$753		$1,443	$6,911
Total derivatives		$6,520	$1,095		$1,894	$11,647
The following table provides the balances and changes in accumulated OCI, before taxes, related to derivative instruments for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2017	2016	2017	2016
Beginning balance	$16,025	$5,719	$1,210	$7,110
Amount reclassified to income	(2,288)	1,107	396	870
Net change in unrealized gains or losses	(3,526)	(2,798)	8,605	(3,952)
Ending balance	$10,211	$4,028	$10,211	$4,028
Offsetting of Derivative Assets and Liabilities
KLA-Tencor presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The Company has entered into arrangements with each of its counterparties, which reduce credit risk by permitting net settlement of transactions with the same counterparty under certain conditions. As of March 31, 2017 and June 30, 2016, information related to the offsetting arrangements was as follows (in thousands):

As of March 31, 2017				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$6,520	$—	$6,520	$(1,364)	$—	$5,156
Derivatives - Liabilities	$(1,894)	$—	$(1,894)	$1,364	$—	$(530)

As of June 30, 2016				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$1,095	$—	$1,095	$(843)	$—	$252
Derivatives - Liabilities	$(11,647)	$—	$(11,647)	$843	$—	$(10,804)

NOTE 15 – RELATED PARTY TRANSACTIONS
During the three and nine months ended March 31, 2017 and 2016, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members, also serves as an executive officer or a board member, including Citrix Systems, Inc., Keysight Technologies, Inc., MetLife Insurance K.K. and NetApp, Inc. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2017	2016	2017	2016
Total revenues	$—	$6	$8	$8
Total purchases	$57	$53	$640	$639
The receivable and payable balances from these parties were immaterial at March 31, 2017 and June 30, 2016. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.
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
On December 1, 2016, the Company announced certain organizational changes affecting the duties and responsibilities of its executive officers who will lead the newly created Semiconductor Business Organization (comprised of the Company’s Global Customer Solutions Group, the Global Customer Organization and the Global Products Group). As of March 31, 2017, there is no change in the Company’s reportable segment for segment reporting purposes.
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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended March 31,				Nine months ended March 31,
(Dollar amounts in thousands)	2017		2016		2017		2016
Revenues:
Taiwan	$310,847	34%	$147,573	21%	$920,597	36%	$652,984	32%
Korea	160,439	18%	84,342	12%	392,374	15%	237,652	11%
North America	118,003	13%	163,862	23%	358,431	14%	389,799	19%
China	115,860	13%	72,331	10%	274,701	11%	239,095	11%
Europe & Israel	91,974	10%	37,845	5%	220,262	9%	119,026	6%
Japan	86,683	9%	144,236	20%	259,322	10%	324,979	16%
Rest of Asia	30,003	3%	62,244	9%	115,680	5%	101,787	5%
Total	$913,809	100%	$712,433	100%	$2,541,367	100%	$2,065,322	100%

The following is a summary of revenues by major products for the indicated periods (as a percentage of total revenues):

	Three months ended March 31,				Nine months ended March 31,
(Dollar amounts in thousands)	2017		2016		2017		2016
Revenues:
Wafer Inspection	$399,311	44%	$322,171	45%	$1,184,047	47%	$825,779	40%
Patterning	272,784	30%	164,945	23%	669,193	26%	569,579	28%
Global Service and Support(1)	222,763	24%	195,857	28%	640,427	25%	606,776	29%
Other	18,951	2%	29,460	4%	47,700	2%	63,188	3%
Total	$913,809	100%	$712,433	100%	$2,541,367	100%	$2,065,322	100%
__________________
(1) The Global Service and Support revenues includes service revenues as presented in the condensed consolidated statements of operations as well as certain product revenues, primarily revenues from the Company’s K-T Certified business.
In the three months ended March 31, 2017, three customers accounted for approximately 22%, 13% and 12% of total revenues. In the three months ended March 31, 2016, three customers accounted for approximately 13%, 12% and 10% of total revenues. In the nine months ended March 31, 2017, three customers accounted for approximately 27%, 11% and 11% of total revenues. In the nine months ended March 31, 2016, two customers accounted for approximately 17% and 11% of total revenues. Two customers on an individual basis accounted for greater than 10% of net accounts receivables as of March 31, 2017 and June 30, 2016, respectively.
Long-lived assets by geographic region as of the dates indicated below were as follows:

(In thousands)	As of March 31, 2017	As of June 30, 2016
Long-lived assets:
United States	$190,294	$182,597
Singapore	40,150	41,658
Israel	32,049	30,844
Europe	13,333	13,347
Rest of Asia	9,914	9,568
Total	$285,740	$278,014

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
The demand for our products and our revenue levels are driven by our customers’ needs to solve the process challenges that they face as they adopt new technologies required to fabricate advanced ICs that are incorporated into sophisticated mobile devices. The timing for our customers in ordering and taking delivery of process control and yield management equipment is also determined by our customers’ requirements to meet the next generation production ramp schedules, and the timing for capacity expansion to meet end customer demand. During the three months ended March 31, 2017, total revenues for our process control equipment increased from the prior quarter, as a result of strong demand from our memory market customers. Our earnings will depend not only on our revenue levels, but also on the amount of research and development spending required to meet our customers’ technology roadmaps. We have maintained production volumes and capacity to meet anticipated customer requirements and remain at risk of incurring significant inventory-related and other restructuring charges if business conditions deteriorate. Over the past year, our customers have taken delivery of higher volumes of process control equipment than they did in the previous year. However, any delay or push out by our customers in taking delivery of process control and yield management equipment may cause earnings volatility, due to increases in the risk of inventory related charges as well as timing of revenue recognition.
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

The following table sets forth some of our key quarterly unaudited financial information:

(In thousands, except net income per share)	Three months ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Total revenues	$913,809	$876,885	$750,673	$919,171	$712,433	$710,245	$642,644
Gross margin	$570,535	$558,378	$472,837	$581,603	$437,834	$429,265	$372,400
Net income	$253,562	$238,251	$178,101	$271,541	$175,777	$152,207	$104,897
Net income per share:
Basic (1)	$1.62	$1.52	$1.14	$1.74	$1.13	$0.98	$0.67
Diluted (1)	$1.61	$1.52	$1.13	$1.73	$1.12	$0.98	$0.66
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
Other than the impact of the early adoption of the accounting standard update on accounting for share-based payment awards to employees (see Note 1, “Description of Business and Basis of Presentation” of the Notes to Condensed Consolidated Financial Statements), there were no significant changes in our critical accounting estimates and policies during the nine months ended March 31, 2017. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2016 for a more complete discussion of our critical accounting policies and estimates.
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
We performed our annual qualitative assessment of the goodwill by reporting unit in our second quarter of fiscal year ending June 30, 2017 and concluded that there was no impairment. We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to our annual impairment test.
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

RESULTS OF OPERATIONS
Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	March 31, 2017	December 31, 2016	March 31, 2016	Q3 FY17 vs. Q2 FY17		Q3 FY17 vs. Q3 FY16
Revenues:
Product	$721,016	$683,733	$530,623	$37,283	5%	$190,393	36%
Service	192,793	193,152	181,810	(359)	—%	10,983	6%
Total revenues	$913,809	$876,885	$712,433	$36,924	4%	$201,376	28%
Costs of revenues	$343,274	$318,507	$274,599	$24,767	8%	$68,675	25%
Gross margin percentage	62%	64%	61%

	Nine months ended
(Dollar amounts in thousands)	March 31, 2017	March 31, 2016	Q3 FY17 YTD vs. Q3 FY16 YTD
Revenues:
Product	$1,966,502	$1,519,142	$447,360	29%
Service	574,865	546,180	28,685	5%
Total revenues	$2,541,367	$2,065,322	$476,045	23%
Costs of revenues	$939,617	$825,823	$113,794	14%
Gross margin percentage	63%	60%
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
Product revenues increased during the three months ended March 31, 2017 compared to the three months ended December 31, 2016, primarily due to increased investments by our memory customers to support their new device architectures and process technologies for capacity-related expansion.
Product revenues increased during the three and nine months ended March 31, 2017 compared to the three and nine months ended March 31, 2016, respectively, primarily due to increased investments by our foundry, memory and logic customers to support their new device architectures and process technologies for capacity-related expansion and due to sales of next generation inspection products during the nine months ended March 31, 2017.
Service revenues
Service revenues are generated from maintenance contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of our service revenues is typically a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems, but it is also impacted by other factors, such as our rate of service contract renewals, the types of systems being serviced and fluctuations in foreign exchange rates. Service revenues during the three months ended March 31, 2017 compared to the three months ended December 31, 2016 remained relatively unchanged. Service revenues during the three and nine months ended March 31, 2017 increased compared to the three and nine months March 31, 2016, primarily due to an increase over time in the number of post-warranty systems installed at our customers’ sites.

Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended
(Dollar amounts in thousands)	March 31, 2017		December 31, 2016		March 31, 2016
Taiwan	$310,847	34%	$336,058	38%	$147,573	21%
Korea	160,439	18%	96,846	11%	84,342	12%
North America	118,003	13%	153,162	17%	163,862	23%
China	115,860	13%	73,152	9%	72,331	10%
Europe & Israel	91,974	10%	93,440	11%	37,845	5%
Japan	86,683	9%	67,855	8%	144,236	20%
Rest of Asia	30,003	3%	56,372	6%	62,244	9%
Total	$913,809	100%	$876,885	100%	$712,433	100%
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
The following table summarizes the major factors that contributed to the changes in gross margin percentage:

	Gross Margin Percentage		Gross Margin Percentage
	Three months ended		Three months ended	Nine months ended
December 31, 2016	63.7%	March 31, 2016	61.5%	60.0%
Revenue volume of products and services	0.4%	Revenue volume of products and services	2.3%	2.1%
Mix of products and services sold	(1.7)%	Mix of products and services sold	(0.6)%	1.1%
Manufacturing labor, overhead and efficiencies	0.1%	Manufacturing labor, overhead and efficiencies	(0.3)%	(0.1)%
Other service and manufacturing costs	(0.1)%	Other service and manufacturing costs	(0.5)%	(0.1)%
March 31, 2017	62.4%	March 31, 2017	62.4%	63.0%
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
Our gross margin decreased to 62.4% during the three months ended March 31, 2017 from 63.7% during the three months ended December 31, 2016, primarily due to a less favorable mix of products and services sold, partially offset by higher revenue volume of products and services.
Our gross margin increased during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to higher revenue volume of products and services, partially offset by a less favorable mix of products and services sold, higher warranty charges and a reduction in manufacturing efficiencies.

Our gross margin increased during the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016, primarily due to higher revenue volume of products and services, and a favorable mix of products and services sold, partially offset by higher warranty charges and a reduction in manufacturing efficiencies.

Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	March 31, 2017	December 31, 2016	March 31, 2016	Q3 FY17 vs. Q2 FY17		Q3 FY17 vs. Q3 FY16
R&D expenses	$130,170	$130,912	$115,589	$(742)	(1)%	$14,581	13%
R&D expenses as a percentage of total revenues	14%	15%	16%

(Dollar amounts in thousands)	Nine months ended
	March 31, 2017	March 31, 2016	Q3 FY17 YTD vs. Q3 FY16 YTD
R&D expenses	$390,315	$353,804	$36,511	10%
R&D expenses as a percentage of total revenues	15%	17%
R&D expenses may fluctuate with product development phases and project timing as well as our focused R&D efforts that are aligned with our overall business strategy. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs, and other expenses.
R&D expenses during the three months ended March 31, 2017 decreased slightly compared to the three months ended December 31, 2016, reflecting a decrease in engineering materials and supplies expenses of $4.5 million, partially offset by an increase in employee-related expenses of $3.9 million as a result of higher employee benefit costs and additional engineering headcount.
R&D expenses during the three months ended March 31, 2017 increased compared to the three months ended March 31, 2016, primarily due to an increase in employee-related expenses of $9.2 million on account of additional engineering headcount and higher variable compensation, a lower benefit from external funding of $4.0 million, and an increase in consulting expenses of $2.0 million, partially offset by a decrease in depreciation expense of $1.9 million.
R&D expenses during the nine months ended March 31, 2017 increased compared to the nine months ended March 31, 2016, primarily due to an increase in employee-related expenses of $19.7 million as a result of additional engineering headcount and higher variable compensation, an increase in consulting expenses of $11.1 million, an increase in engineering materials and supplies expenses of $7.3 million, an increase in merger-related expenses of $2.5 million, and a lower benefit from external funding of $2.0 million, partially offset by a decrease in depreciation expense of $6.1 million and a lower severance-related charges of $1.5 million.
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
Selling, General and Administrative (“SG&A”)

	Three months ended
(Dollar amounts in thousands)	March 31, 2017	December 31, 2016	March 31, 2016	Q3 FY17 vs. Q2 FY17		Q3 FY17 vs. Q3 FY16
SG&A expenses	$96,252	$93,532	$87,407	$2,720	3%	$8,845	10%
SG&A expenses as a percentage of total revenues	11%	11%	12%

	Nine months ended
(Dollar amounts in thousands)	March 31, 2017	March 31, 2016	Q3 FY17 YTD vs. Q3 FY16 YTD
SG&A expenses	$284,172	$275,602	$8,570	3%
SG&A expenses as a percentage of total revenues	11%	13%
SG&A expenses during the three months ended March 31, 2017 increased compared to the three months ended December 31, 2016, primarily due to an increase in employee-related expenses of $2.8 million on account of additional headcount and higher employee benefit costs, and an increase in consulting expenses of $2.0 million.
SG&A expenses during the three months ended March 31, 2017 increased compared to the three months ended March 31, 2016, primarily due to an increase in employee-related expenses of $7.0 million on account of additional headcount and higher variable compensation, and an increase in consulting expenses of $2.9 million, partially offset by a decrease in merger-related expenses of $1.0 million.
SG&A expenses during the nine months ended March 31, 2017 increased compared to the nine months ended March 31, 2016, primarily due to an increase in employee related expenses of $9.6 million as a result of higher variable compensation and employee benefit costs, an increase in consulting expenses of $4.5 million, an increase in cost of support for sales evaluations of $1.8 million, and an increase in facilities-related expense of $1.0 million. The increases above were partially offset by a decrease in merger-related expenses of $4.7 million, and lower severance-related charges of $3.7 million.
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
The following table shows the activity which is primarily related to accrued severance and benefits for the three and nine months ended March 31, 2017 and 2016:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2017	2016	2017	2016
Beginning balance	$—	$3,009	$587	$24,887
Restructuring costs	—	125	—	8,583
Adjustments	—	38	(147)	(152)
Cash payments	—	(2,514)	(440)	(32,660)
Ending balance	$—	$658	$—	$658
Interest Expense and Other Expense (Income), Net

(Dollar amounts in thousands)	Three months ended
	March 31, 2017	December 31, 2016	March 31, 2016
Interest expense	$30,472	$30,624	$30,895
Other expense (income), net	$(5,508)	$(3,535)	$(5,988)
Interest expense as a percentage of total revenues	3%	3%	4%
Other expense (income), net as a percentage of total revenues	1%	—%	1%

(Dollar amounts in thousands)	Nine months ended
	March 31, 2017	March 31, 2016
Interest expense	$91,828	$91,998
Other expense (income), net	$(12,779)	$(11,610)
Interest expense as a percentage of total revenues	4%	4%
Other expense (income), net as a percentage of total revenues	1%	1%

Interest expense is primarily attributable to our $2.5 billion Senior Notes, $471.3 million outstanding unsecured prepayable term loans and our $500 million unfunded revolving credit facility.
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
The increase in other expense (income), net during the three months ended March 31, 2017 compared to the three months ended December 31, 2016 was primarily due to an increase in net foreign currency gains of $2.0 million.
The decrease in other expense (income), net during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was primarily due to an increase in interest accruals related to uncertain tax positions of $1.3 million and a decrease in net gains from our investments in privately-held companies of $1.8 million, partially offset by an increase in interest income of $2.0 million and an increase in net foreign currency gains of approximately $1.0 million.
The increase in other expense (income), net during the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 was primarily due to an increase in interest income of $5.6 million, partially offset by an increase in interest accruals related to uncertain tax positions of $2.5 million and a decrease in net gains from our investments in privately-held companies of $2.4 million.
Provision for Income Taxes
The following table provides details of income taxes:

	Three months ended March 31,		Nine months ended March 31,
(Dollar amounts in thousands)	2017	2016	2017	2016
Income before income taxes	$319,149	$209,931	$848,214	$529,705
Provision for income taxes	$65,587	$34,154	$178,300	$96,824
Effective tax rate	20.6%	16.3%	21.0%	18.3%
We have forecasted an effective tax rate of 21% for the fiscal year ending June 30, 2017.
Tax expense was higher as a percentage of income before taxes during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to the impact of the following items:

•
Tax expense increased by $8.6 million during the three months ended March 31, 2017 related to a decrease in our unrecognized tax benefits from the expiration of the statute of limitations during the three months ended March 31, 2016;

•
Tax expense increased by $5.2 million during the three months ended March 31, 2017 due to the impact of a decrease in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate during the three months ended March 31, 2017; partially offset by

•
A decrease in tax expense of $2.6 million during the three months ended March 31, 2017 due to the impact of a higher non-taxable increase in the value of the assets held within our Executive Deferred Savings Plan during the three months ended March 31, 2017.

Tax expense was higher as a percentage of income before taxes during the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016 primarily due to the impact of the following items:

•
Tax expense increased by $17.2 million during the nine months ended March 31, 2017 related to a decrease in our unrecognized tax benefits from the expiration of the statute of limitations during the nine months ended March 31, 2016;

•
Tax expense increased by $11.9 million during the nine months ended March 31, 2017 due to the impact of a decrease in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate during the nine months ended March 31, 2017; partially offset by

•
A decrease in tax expense of $6.4 million during the nine months ended March 31, 2017 due to the impact of a higher non-taxable increase in the value of the assets held within our Executive Deferred Savings Plan during the nine months ended March 31, 2017.

In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to United States federal income tax examination for all years beginning from the fiscal year ended June 30, 2014. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2012. We are also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2012. It is possible that certain examinations may be concluded in the next twelve months. We believe that we may recognize up to $16.0 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.
LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	As of March 31, 2017	As of June 30, 2016
Cash and cash equivalents	$955,807	$1,108,488
Marketable securities	1,747,707	1,382,806
Total cash, cash equivalents and marketable securities	$2,703,514	$2,491,294
Percentage of total assets	51%	50%

	Nine months ended March 31,
(In thousands)	2017	2016
Cash flows:
Net cash provided by operating activities	$617,028	$405,603
Net cash provided by (used in) investing activities	(406,527)	213,940
Net cash used in financing activities	(359,831)	(531,511)
Effect of exchange rate changes on cash and cash equivalents	(3,351)	(83)
Net increase (decrease) in cash and cash equivalents	$(152,681)	$87,949
Cash and Cash Equivalents and Marketable Securities:
As of March 31, 2017, our cash, cash equivalents and marketable securities totaled $2.70 billion, which is an increase of $212.2 million from June 30, 2016. The increase is primarily attributable to our cash generated from operations, partially offset by payment of regular quarterly cash dividends and payment of a special cash dividend with respect to fully vested restricted stock units with dividend equivalent rights aggregating to $259.4 million, payment of term loans of $105.0 million, capital expenditures of $27.9 million and other investing activities. As of March 31, 2017, $1.94 billion of our $2.70 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to indefinitely reinvest $1.80 billion of the cash, cash equivalents and marketable securities held by our foreign subsidiaries. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay U.S. and foreign taxes of approximately 30%-50% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued (but have not paid) U.S. taxes on the remaining cash of $137.0 million of the $1.94 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Quarterly Cash Dividends and Special Cash Dividend:
During the three months ended March 31, 2017, our Board of Directors declared a regular quarterly cash dividend of $0.54 per share on our outstanding common stock, which was paid on March 1, 2017 to our stockholders of record as of the close of business on February 15, 2017. During the same period in fiscal year 2016, our Board of Directors declared and paid a regular quarterly cash dividend of $0.52 per share on our outstanding common stock. The total amount of regular quarterly cash dividends paid during the three months ended March 31, 2017 and 2016 was $84.7 million and $81.0 million, respectively. The total amount of regular quarterly cash dividends paid during the nine months ended March 31, 2017 and 2016 was $250.8 million and $243.5 million, respectively. The amount of accrued dividends payable for regular quarterly cash dividends on unvested restricted stock units with dividend equivalent rights as of March 31, 2017 and June 30, 2016 was $3.9 million and $2.7 million, respectively. These amounts will be paid upon vesting of the underlying unvested restricted stock units as described in Note 7, “Equity and Long-term Incentive Compensation Plans.”

On November 19, 2014, we declared a special cash dividend of $16.50 per share on our outstanding common stock which was paid on December 9, 2014 to our stockholders of record as of the close of business on December 1, 2014. The declaration and payment of the special cash dividend was part of our leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 6, “Debt” that was completed during the three months ended December 31, 2014. As of the declaration date, the total amount of the special cash dividend accrued by us was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014, except for the aggregate special cash dividend of $43.0 million that was accrued for the unvested restricted stock units. As of March 31, 2017 and June 30, 2016, we had $8.7 million and $16.9 million, respectively, of accrued dividends payable for the special cash dividend with respect to outstanding unvested restricted stock units, which will be paid when such underlying unvested restricted stock units vest. We paid a special cash dividend with respect to vested restricted stock units during the three months ended March 31, 2017 and March 31, 2016 of $0.9 million and $1.2 million, respectively. We paid a special cash dividend with respect to vested restricted stock units during the nine months ended March 31, 2017 and 2016 of $8.6 million and $21.7 million, respectively. Other than the special cash dividend declared during the three months ended December 31, 2014, we historically have not declared any special cash dividend.
Stock Repurchases:
The shares repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding. The stock repurchase program is intended, in part, to offset shares issued in connection with the purchases under our ESPP program and the vesting of employee restricted stock units. There were no stock repurchase activities during the three months ended March 31, 2017.
Cash Flows from Operating Activities:
We have historically financed our liquidity requirements through cash generated from our operations. Net cash provided by operating activities during the nine months ended March 31, 2017 increased by $211.4 million compared to the nine months ended March 31, 2016 primarily as a result of the following factors:

•	An increase in collections of approximately $357.0 million during the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016, mainly driven by higher shipments;

•
The positive impact of our early adoption of the new accounting standard update for share-based payment awards to employees on a prospective basis during the nine months ended March 31, 2017, which no longer requires the excess tax benefit from share-based compensation to be shown as a reduction within cash flows from operating activities of approximately $12.0 million compared to the nine months ended March 31, 2016;

•
An increase in interest income of approximately $6.0 million during the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016, as U.S. dollar interest rates increased; partially offset by

•	An increase in income tax payments of $108.4 million during the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016;

•
An increase in payments for payroll and employee expenses of approximately $63.0 million during the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016, primarily due to a change in the timing of certain variable compensation payments.

Cash Flows from Investing Activities:
Net cash used in investing activities during the nine months ended March 31, 2017 was $406.5 million compared to cash provided by investing activities of $213.9 million during the nine months ended March 31, 2016. This change was mainly due to the net liquidation of investments in marketable securities of $230.7 million during the nine months ended March 31, 2016, compared to net purchases of marketable securities of approximately $376.4 million during the nine months ended March 31, 2017, as we increased our investment portfolio to align with our current investment plans and strategy.
Cash Flows from Financing Activities:
Net cash used in financing activities during the nine months ended March 31, 2017 decreased by $171.7 million compared to the nine months ended March 31, 2016. Net cash used in financing activities were mainly impacted by:

•	A decrease in common stock repurchases of $181.7 million during the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016; partially offset by

•	An increase in the repayment of debt of $10.0 million during the nine months ended March 31, 2017 compared to the nine months ended March 31, 2016; and

•
The impact of our early adoption of the new accounting standard update for share-based payment awards to employees on a prospective basis during the nine months ended March 31, 2017, which no longer requires the excess tax benefit from share-based compensation to be shown as a cash inflow from financing activities of approximately $12.0 million compared to the nine months ended March 31, 2016.

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
The original discount on the Senior Notes amounted to $4.0 million and is being amortized over the life of the debt. Interest is payable semi-annually on May 1 and November 1 of each year. The debt indenture (the “Indenture”) includes covenants that limit our ability to grant liens on its facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted. As of March 31, 2017, we were in compliance with all of the covenants under the Indenture associated with the Senior Notes.
Credit Facility (Term Loans and Unfunded Revolving Credit Facility):
In November 2014, we entered into $750.0 million of five-year senior unsecured prepayable term loans and a $500.0 million unfunded revolving credit facility (collectively, the “Credit Facility”) under the Credit Agreement (the “Credit Agreement”). The interest under the Credit Facility will be payable on the borrowed amounts at the London Interbank Offered Rate (“LIBOR”) plus a spread, which is currently 125 bps, and this spread is subject to adjustment in conjunction with our credit rating downgrades or upgrades. The spread ranges from 100 bps to 175 bps based on the then effective credit rating. We are also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the revolving credit facility, which is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades by Moody’s and S&P. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility, depending upon the then effective credit rating. Principal payments with respect to the term loans will be made on the last day of each calendar quarter and any unpaid principal balance of the term loans, including accrued interest, shall be payable on November 14, 2019 (the “Maturity Date”). We may prepay the term loans and unfunded revolving credit facility at any time without a prepayment penalty. During the third quarter of our fiscal year ending June 30, 2017, we made term loan principal payments of $25.0 million. The remaining term loan balance of $471.3 million as of March 31, 2017 is due in the fiscal quarter ending December 31, 2019.
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

We were in compliance with the financial covenants under the Credit Agreement as of March 31, 2017 (the interest expense coverage ratio was 11.60 to 1.00 and the leverage ratio was 2.09 to 1.00) and had no outstanding borrowings under the unfunded revolving credit facility. Considering our current liquidity position, short-term financial forecasts and ability to prepay the term loans, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2017.
Contractual Obligations:
The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of March 31, 2017:

	Fiscal year ending June 30,
(In thousands)	Total	2017 (2)	2018	2019	2020	2021	2022 and thereafter	Other
Debt obligations(1)	$2,971,250	$—	$250,000	$—	$721,250	$—	$2,000,000	$—
Interest payment associated with all debt obligations(3)	885,719	56,674	116,509	113,540	101,683	92,875	404,438	—
Purchase commitments(4)	401,775	283,058	118,290	247	29	151	—	—
Income taxes payable(5)	67,328	—	—	—	—	—	—	67,328
Operating leases	21,209	2,255	7,094	3,921	2,789	1,786	3,364	—
Cash long-term incentive program(6)	120,116	1,127	47,299	35,893	23,345	12,452	—	—
Pension obligations(7)	21,110	325	1,487	1,536	1,452	1,664	14,646	—
Executive Deferred Savings Plan(8)	179,453	—	—	—	—	—	—	179,453
Other(9)	33,453	—	28,212	4,386	811	44	—	—
Total contractual cash obligations	$4,701,413	$343,439	$568,891	$159,523	$851,359	$108,972	$2,422,448	$246,781
__________________

(1)
In November 2014, we issued $750.0 million aggregate principal amount of term loans due in 2020 (outstanding balance of $471.3 million as of March 31, 2017) and $2.50 billion aggregate principal amount of Senior Notes due from fiscal year 2018 to fiscal year 2035. During the third quarter of our fiscal year ending June 30, 2017, we made term loan principal payments of $25.0 million.

(2)	For remaining three months of fiscal year 2017.

(3)
The interest payments associated with the Senior Notes obligations included in the table above are based on the principal amount multiplied by the applicable coupon rate for each series of Senior Notes. Our future interest payments are subject to change if our then effective credit rating is below investment grade as discussed above. The interest payments under the term loans are payable on the borrowed amounts at the LIBOR plus 125 bps. As of March 31, 2017, we utilized the existing interest rates to project our estimated term loans interest payments through fiscal year 2020. The interest payment under the revolving credit facility for the undrawn balance is payable at 15 bps as a commitment fee based on the daily undrawn balance and we utilized the existing rate for the projected interest payments included in the table above. Our future interest payments for the term loans and the revolving credit facility are subject to change due to future fluctuations in the LIBOR rates as well as any upgrades or downgrades to our then effective credit rating.

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

(6)	Represents the amount committed under our cash long-term incentive program. The expected payment after estimated forfeitures is approximately $97.0 million.

(7)
Represents an estimate of expected benefit payments up to fiscal year 2026 that was actuarially determined and excludes the minimum cash required to contribute to the plan. As of March 31, 2017, our defined benefit pension plans do not have material required minimum cash contribution obligations.

(8)
Represents the amount committed under our non-qualified executive deferred compensation plan. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to the uncertainties in the timing around participant’s separation and any potential changes that participants may decide to make to the previous distribution elections.

(9)
Includes $20.8 million of employee-related retention commitments in connection with the retention program adopted at the time we entered into the Merger Agreement with Lam Research as well as the amount committed for accrued dividends payable of $12.7 million, substantially all of which are for the special cash dividend for the unvested restricted stock units as of the dividend record date as well as restricted stock units granted with dividend equivalent rights. For additional details, refer to Note 7, “Equity and Long-term Incentive Compensation Plans.”

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
We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, we periodically sell certain letters of credit (“LCs”), without recourse, received from customers in payment for goods and services.
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2017	2016	2017	2016
Receivables sold under factoring agreements	$25,528	$59,505	$110,503	$135,105
Proceeds from sales of LCs	$7,256	$14,200	$20,404	$18,262
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $23.0 million, of which $19.4 million had been issued as of March 31, 2017, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe and Asia.
We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our open inventory purchase commitments were approximately $401.8 million as of March 31, 2017 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
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

Working Capital:
Working capital was $3.00 billion as of March 31, 2017, which is an increase of $138.5 million compared to our working capital of $2.87 billion as of June 30, 2016. As of March 31, 2017, our principal sources of liquidity consisted of $2.70 billion of cash, cash equivalents and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global and regional economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and our $500.0 million unfunded revolving credit facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.
Our credit ratings as of March 31, 2017 are summarized below:

Rating Agency	Rating
Fitch	BBB-
Moody’s	Baa2
Standard & Poor’s	BBB
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy.

Off-Balance Sheet Arrangements
Under our foreign currency risk management strategy, we utilize derivative instruments to protect our earnings and cash flows from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed as an integral part of our overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We continue our policy of hedging our current and forecasted foreign currency exposures with hedging instruments having tenors of up to 18 months (see Note 14, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for additional details). Our outstanding hedge contracts, with maximum remaining maturities of approximately 13 months as of March 31, 2017 and 7 months as of June 30, 2016, respectively, were as follows:

(In thousands)	As of March 31, 2017	As of June 30, 2016
Cash flow hedge contracts
Purchase	$17,069	$7,591
Sell	$109,408	$91,793
Other foreign currency hedge contracts
Purchase	$94,104	$122,275
Sell	$101,405	$115,087
In October 2014, in anticipation of the issuance of the Senior Notes, we entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The objective of the Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The Rate Lock Agreements had a notional amount of $1.00 billion in aggregate which matured in the second quarter of the fiscal year ended June 30, 2015. We designated each of the Rate Lock Agreements as a qualifying hedging instrument and accounted for as a cash flow hedge, under which the effective portion of the gain or loss on the close out of the Rate Lock Agreements was initially recognized in accumulated other comprehensive income (loss) as a reduction of total stockholders’ equity and subsequently amortized into earnings as a component of interest expense over the term of the underlying debt. The ineffective portion, if any, was recognized in earnings immediately. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and we recorded the fair value of $7.5 million as a gain within accumulated other comprehensive income (loss) as of December 31, 2014. We recognized $0.2 million for each of the three months ended March 31, 2017 and 2016 and $0.6 million for each of the nine months ended March 31, 2017 and 2016 for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. As of March 31, 2017, the unamortized portion of the fair value of the forward contracts for the rate lock agreements was $5.7 million.
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
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of March 31, 2017. Actual results may differ materially.
As of March 31, 2017, we had an investment portfolio of fixed income securities of $1.9 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of March 31, 2017, the fair value of the portfolio would have declined by $20.2 million.
In November 2014, we issued $2.50 billion aggregate principal amount of fixed rate senior, unsecured long-term notes (collectively referred to as “Senior Notes”) due in various fiscal years ranging from 2018 to 2035. The fair market value of long-term fixed interest rate notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as interest rates fall and decrease as interest rates rise. As of March 31, 2017, the fair value and the book value of our Senior Notes were $2.63 billion and $2.50 billion, respectively. Additionally, the interest expense for the Senior Notes is subject to interest rate adjustments following a downgrade of our credit ratings below investment grade by the credit rating agencies. Following a rating change below investment grade, the stated interest rate for each series of Senior Notes may increase between 25 bps to 100 bps based on the adjusted credit rating. Refer to Note 6, “Debt” to the condensed consolidated financial statements in Part I, Item 1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2 for additional details. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy. As of March 31, 2017, if our credit rating was downgraded below investment grade by Moody’s and S&P, the maximum potential increase to our annual interest expense on the Senior Notes, considering a 200 bps increase to the stated interest rate for each series of our Senior Notes, is estimated to be approximately $47.9 million.

In November 2014, we entered into $750 million aggregate principal amount of floating rate senior, unsecured prepayable term loans due in 2019 and a $500 million unfunded revolving credit facility. The interest rates for the term loans are based on LIBOR plus a fixed spread and this spread is subject to adjustment in conjunction with our credit rating downgrades or upgrades. The spread ranges from 100 bps to 175 bps based on the adjusted credit rating. The fair value of the term loans is subject to interest rate risk only to the extent of the fixed spread portion of the interest rates which does not fluctuate with change in interest rates. As of March 31, 2017, the difference between book value and fair value of our term loans was immaterial. We are also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the unfunded revolving credit facility which is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility, depending upon the then effective credit rating. As of March 31, 2017, if LIBOR-based interest rates increased by 100 bps, the change would increase our annual interest expense annually by approximately $4.3 million as it relates to our borrowings under the term loans. Additionally, as of March 31, 2017, if our credit rating was downgraded to be below investment grade, the maximum potential increase to our annual interest expense for the term loans and the revolving credit facility, using the highest range of the ranges discussed above, is estimated to be approximately $2.9 million.
See Note 4, “Marketable Securities,” to the condensed consolidated financial statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio that we held as of March 31, 2017.
As of March 31, 2017, we had net forward and option contracts to sell $99.6 million in foreign currency in order to hedge certain currency exposures (see Note 14, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for additional details). If we had entered into these contracts on March 31, 2017, the U.S. dollar equivalent would have been $95.0 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $21.4 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our income or cash flows.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As of March 31, 2017, we had $2.97 billion aggregate principal amount of outstanding indebtedness, consisting of $2.50 billion aggregate principal amount of senior, unsecured long-term notes and $471.3 million of term loans under a Credit Agreement (the “Credit Agreement”). Additionally, we have commitments for an unfunded revolving credit facility of $500.0 million under the Credit Agreement. We may incur additional indebtedness in the future by accessing the unfunded revolving credit facility under the Credit Agreement and/or entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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
Our Board of Directors first instituted a quarterly dividend during the fiscal year ended June 30, 2005. Since that time, we have announced a number of increases in the amount of our quarterly dividend level as well as payment of a special cash dividend that was declared and substantially paid in the second quarter of our fiscal year ended June 30, 2015. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. Future dividends may be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions and the funding of our research and development; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; changes to our business model; and our increased interest and principal payments required by our $2.97 billion aggregate principal amount of outstanding indebtedness and any additional indebtedness that we may incur in the future. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in our dividend payments could have a negative effect on our stock price.
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

Equity Repurchase Plans
Our Board of Directors has authorized a program for us to repurchase shares of our common stock under which an aggregate of approximately 5.9 million shares were available for repurchase as of March 31, 2017. We did not repurchase any shares during the three months ended March 31, 2017.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

10.1	Calendar Year 2017 Executive Incentive Plan*+

31.1	Certification of Chief Executive Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Denotes a management contract, plan or arrangement.
+ Confidential treatment has been requested as to a portion of this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

April 27, 2017	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

April 27, 2017	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 27, 2017	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

KLA-TENCOR CORPORATION
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

10.1	Calendar Year 2017 Executive Incentive Plan*+

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Denotes a management contract, plan or arrangement.
+ Confidential treatment has been requested as to a portion of this exhibit.