Form 10-K
period 2017-06-30
KLA TENCOR CORP
filed 2017-08-04
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2017
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
Emerging growth company☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as of December 31, 2016, was approximately $11.05 billion.
The registrant had 156,840,420 shares of common stock outstanding as of July 14, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders (“Proxy Statement”), and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended June 30, 2017, are incorporated by reference into Part III of this report.

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
Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors” in this Annual Report on Form 10-K, as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in the fiscal year ending June 30, 2018. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation and do not intend to update the forward-looking statements in this report after the date hereof.

ii

PART I

ITEM 1.	BUSINESS
The Company
KLA-Tencor Corporation (“KLA-Tencor” or the “Company” and also referred to as “we” or “our”) is a leading supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. Our products are also used in a number of other high technology industries, including the advanced packaging, light emitting diode (“LED”), power devices, compound semiconductor, and data storage industries, as well as general materials research.
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
Investors and others should note that we announce material financial information to our investors using our investor relations web site (ir.kla-tencor.com), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with the public about our company, our products and services and other matters. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on our investor relations web site.
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
Current Trends
The semiconductor equipment industry is currently experiencing growth from multiple drivers, such as demand for chips providing computation power and connectivity for Artificial Intelligence (“AI”) applications and support for mobile devices at the leading edge of foundry chip manufacturing. Qualification of early EUV lithography processes and equipment is driving growth at leading logic/foundry and dynamic random-access memory (“DRAM”) manufacturers. Expansion of the Internet of Things (“IoT”) together with increasing acceptance of advanced driver assistance systems (“ADAS”) in anticipation of the introduction of autonomous cars have begun to accelerate legacy-node technology conversions and capacity expansions. Intertwined in these areas, spurred by data storage and connectivity needs, is the growth in demand for memory chips. Finally, China is emerging as a major region for manufacturing of logic and memory chips, adding to its role as the world’s largest consumer of ICs. Government initiatives are propelling China to expand its domestic manufacturing capacity and attracting semiconductor manufacturers from Taiwan, Korea, Japan and the US. China is currently seen as an important long-term growth region for the semiconductor capital equipment sector.
Supporting this multi-segmented market growth, the semiconductor industry continues to introduce numerous technology changes. New techniques and architectures in production today include three-dimensional finFET transistors, three-dimensional flash memory (“3D NAND”); design technology co-optimization (“DTCO”); advanced patterning lithography, including self-aligned multiple patterning and extreme ultraviolet (“EUV”) lithography; and advanced wafer-level packaging. KLA-Tencor’s inspection and measurement technologies play key roles in enabling our customers to develop and manufacture advanced semiconductor devices to support these trends.
Companies that anticipate future market demands by developing and refining new technologies and manufacturing processes are better positioned to lead in the semiconductor market. Accelerating the yield ramp and maximizing production yields of high-performance devices are key goals of modern semiconductor manufacturing. Ramping to high-volume production ahead of competitors can dramatically increase the revenue an IC manufacturer realizes for a given product. During past industry cycles, semiconductor manufacturers generally contended with a few key new technologies or market trends, such as a specific design rule shrink. In today’s market, driven by consumer demand for low-cost electronic goods, the leading semiconductor manufacturers are investing in simultaneous production integration of multiple new process technologies, some requiring new substrate and film materials, new geometries, advanced multiple-patterning and EUV lithography and advanced packaging techniques. While many of these technologies have been adopted at the development and pilot production stages of chip manufacturing, significant challenges and risks associated with each technology have affected the adoption of these technologies into full-volume production. For example, as design rules decrease, yields become more sensitive to the size and density of defects, and device performance characteristics (namely speed, capacity or power management) become more sensitive to parameters such as line width and film thickness variation. New process materials, such as EUV lithography-capable photoresists, require extensive characterization before they can be used in the manufacturing process. Moving several of these advanced technologies into production at once only adds to the risks that chipmakers face.

The continuing evolution of semiconductor devices to smaller geometries and more complex multi-level circuitry has significantly increased the performance and cost requirements of the capital equipment used to manufacture these devices. Construction of an advanced wafer fabrication facility today can cost over $5.00 billion, substantially more than previous-generation facilities. In addition, chipmakers are demanding increased productivity and higher returns from their manufacturing equipment and are also seeking ways to extend the performance of their existing equipment.
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
KLA-Tencor systems not only analyze defectivity and metrology issues at critical points in the wafer, reticle and IC manufacturing processes, but also provide information to our customers so that they can identify and address the underlying process problems. The ability to locate the source of defects and resolve the underlying process issues enables our customers to improve control over their manufacturing processes. This helps them increase their yield of high-performance parts and deliver their products to market faster—thus maximizing their profits. With our broad portfolio of application-focused technologies and our dedicated yield technology expertise, we are in position to be a key supplier of comprehensive yield management solutions for customers’ next-generation products, helping our customers respond to the challenges posed by shrinking device sizes, the transition to new production materials, new device and circuit architectures, more demanding lithography processes, and new back-end packaging techniques.
Products
KLA-Tencor is engaged primarily in the design, manufacture and marketing of process control and yield management solutions for the semiconductor and related nanoelectronics industries and provides a comprehensive portfolio of inspection and metrology products, and related service, software and other offerings.
KLA-Tencor’s inspection and metrology products and related offerings can be broadly categorized as supporting customers in the following groups: Chip Manufacturing; Wafer Manufacturing; Reticle Manufacturing; Advanced Packaging; LED, Power Device, Compound Semiconductor Manufacturing and Microelectromechanical Systems (“MEMS”) Manufacturing; Data Storage Media/Head Manufacturing; and General Purpose/Lab Applications. The more significant of these products are included in the product table at the end of this “Products” section.
For customers manufacturing legacy design-rule devices, our K-T Pro division provides refurbished KLA-Tencor tools as part of our K-T Certified program; remanufactured trailing edge systems; and enhancements and upgrades for last-generation KLA-Tencor tools.
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
Front-End Defect Inspection
KLA-Tencor’s front-end defect inspection tools cover a broad range of yield applications within the IC manufacturing environment, including: research and development; incoming wafer qualification; reticle qualification; and tool, process and line monitoring. Patterned and unpatterned wafer inspectors find particles, pattern defects and electrical issues on the front surface, back surface and edge of the wafer, allowing engineers to detect and monitor critical yield excursions. Fabs rely on our high sensitivity reticle inspection systems to identify defects on reticles at an early stage and to prevent reticle defects from printing on production wafers. The defect data generated by our inspectors is compiled and reduced to relevant root-cause and yield-analysis information with our suite of data management tools. By implementing our front-end defect inspection and analysis systems, chipmakers are able to take quick corrective action, resulting in faster yield improvement and better time to market.

In August 2016, we launched the Teron SL655 reticle inspection system, which enables IC manufacturers to assess incoming reticle quality, monitor reticle degradation and detect yield-critical reticle defects. The Teron SL655 introduces new STARlightGold technology, which provides a golden reference to maximize detection of defects critical to the mask requalification process.
The launch of the Teron SL655 further strengthened our broad range of offerings that support the front-end defect inspection market. In the field of patterned wafer inspection, we offer our 3900 Series (for high resolution broadband plasma defect inspection); our 2930 Series and 2920 Series (for broadband plasma defect inspection); our Puma 9980 Series, Puma 9850 Series and Puma 9650 Series (for laser scanning defect inspection); our 8 Series systems (for high productivity defect inspection); and our CIRCL cluster tool (for defect inspection, review and metrology of all wafer surfaces - front side, edge and back side). In the field of unpatterned wafer and surface inspection, we offer the Surfscan SP5 Series and Surfscan SP3 Series (wafer defect inspection systems for process tool qualification and monitoring using blanket films and bare wafers); and the SURFmonitor (integrated on the Surfscan SP5 and Surfscan SP3 Series), which enables surface quality measurements and capture of low-contrast defects. For reticle inspection, we offer our X5.3 and Teron SL650 Series products, which are photomask inspection systems that allow IC fabs to qualify incoming reticles and inspect production reticles for contaminants and other process-related changes. In addition, we offer a number of other products for the front-end defect inspection market, as reflected in the product table at the conclusion of this “Products” section.
Defect Review
KLA-Tencor’s defect review systems capture high resolution images of the defects detected by inspection tools. These images enable defect classification, helping chipmakers identify and resolve yield issues. KLA-Tencor’s suite of defect inspectors, defect review and classification tools and data management systems form a broad solution for finding, identifying and tracking yield-critical defects and process issues. The eDR7280, an electron-beam wafer defect review and classification system, utilizes improved imaging and automatic defect classification capability to identify detected defects and produce an accurate representation of the detected defect population.
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
Our 5D Patterning Control Solution addresses five elements of patterning process control--the three geometrical dimensions of device structures, time-to-results and overall equipment efficiency--and supports advanced patterning technologies through the characterization, optimization and monitoring of fab-wide processes. In February 2017, we launched several metrology products that are key components in our 5D Patterning Control Solution and help accelerate the ramp of innovative patterning techniques for advanced design node devices:
Overlay Metrology
To help achieve sub-3nm overlay error for advanced logic and memory devices we introduced the Archer 600 imaging-based overlay metrology system. New optics in combination with innovative ProAIM targets deliver better resilience to process variations and improved correlation between measurement target and actual device pattern overlay errors, producing more accurate overlay measurements.
Patterned Wafer Geometry Metrology
The WaferSight PWG2 system was introduced to measure comprehensive wafer stress and shape uniformity data with significant productivity improvements. The WaferSight PWG2 system enables faster process ramp, overlay control, lithography focus window control and in-line process monitoring for processes such as thin films, etch, CMP and rapid thermal processing (“RTP”).
Optical CD and Shape Metrology
The SpectraShape 10K optical-based metrology system was introduced to measure the CDs and three-dimensional shapes of complex IC device structures following etch, chemical mechanical planarization (CMP) and other process steps. Several new optical technologies including a new high brightness light source illumination enable accurate measurements of critical parameters in FinFET and 3D NAND devices.

The products that we launched during the fiscal year ended June 30, 2017 further strengthened our broad range of offerings that support the metrology market. The Archer Series of overlay metrology tools enables characterization of overlay error on lithography process layers for advanced patterning technologies. The SpectraShape family of optical CD and shape metrology systems characterizes and monitors the critical dimensions and 3D shapes of geometrically complex features incorporated by some IC manufacturers in their latest generation devices. The SpectraFilm and Aleris families of film metrology tools provide precise measurement of film thickness, refractive index, stress and composition for a broad range of film layers. The WaferSight PWG system measures patterned wafer geometry after a wide range of IC processes, helping identify and monitor variations that can affect patterning. Finally, 5D Analyzer offers advanced, run-time data analysis for a wide range of metrology system types. In addition, we offer a number of other products for the metrology market, as reflected in the product table at the conclusion of this “Products” section.
In-Situ Process Monitoring
KLA-Tencor’s SensArray sensor wafers are a portfolio of advanced wireless and wired temperature monitoring wafers that capture the effect of the process environment on production wafers. These sensor wafers provide insight into thermal uniformity and profile temperature under real production conditions. In February 2017 we introduced the SensArray HighTemp 4mm wireless wafer, which provides temporal and spatial temperature information for advanced films processes. With a thinner wafer profile than its predecessor, the SensArray HighTemp 4mm is compatible with a wider range of process tool types, including track, strip and physical vapor deposition (“PVD”) systems. SensArray products are used in many semiconductor and flat panel display fabrication processes, including lithography, etch and deposition.
Lithography Software
KLA-Tencor’s PROLITH product line provides researchers at advanced IC manufacturers, lithography hardware suppliers, track companies and material providers with virtual lithography software to explore critical-feature designs, manufacturability and process-limited yield of proposed lithographic technologies without the time and expense of printing hundreds of test wafers using experimental materials and prototype process equipment. Our ProDATA process window analysis software tool provides analysis of experimental data, including CD, roughness, sidewall angle, top loss and pattern collapse.
In December 2016 we introduced PROLITH X6.0, which includes new modeling features and productivity improvements to support key lithography segments such as EUV, 193nm immersion, multiple patterning and thick resist lithography for 3D interconnects and MEMS manufacturing.
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
Our unpatterned wafer inspection portfolio is comprised of the Surfscan SP5, the Surfscan SP5XPand the Surfscan SP3 Series. These unpatterned wafer inspection systems are designed to enable development and production monitoring of polished wafers, epi wafers and engineered substrates. The integrated SURFmonitor module characterizes wafer surface quality and captures low-contrast defects. The WaferSight Series offers bare wafer geometry and nanotopography metrology capabilities. FabVision offers fab-wide data management and automated yield analysis for wafer manufacturers.
Reticle Manufacturing
Error-free reticles, or masks, are necessary to achieving high semiconductor device yields, since reticle defects can be replicated in every die on production wafers. KLA-Tencor offers high sensitivity reticle inspection and metrology systems for mask shops, designed to help them manufacture reticles that are free of pattern defects that could print on the wafers and meet pattern placement and critical dimension uniformity specifications. In August 2016 we launched the Teron 640 and RDC systems to support the ability of leading-edge mask shops to accurately qualify advanced optical masks. The Teron 640 inspection system utilizes 193nm illumination with Dual Imaging mode to provide the sensitivity required for high-performance reticle quality control. RDC is a comprehensive data analysis and storage platform that supports multiple KLA-Tencor reticle inspection and metrology platforms for mask shops and IC fabs.

Our reticle inspection portfolio includes the Teron 600 Series for development and manufacturing of advanced optical and EUV masks, the TeraScan 500XR system for production of reticles for the 32nm node and above, and our X5.3 and Teron SL650 Series products for reticle quality control at IC fabs. These products include the capability for mapping critical dimension uniformity across the reticle. In addition, we offer the LMS IPRO line of reticle metrology systems for measuring pattern placement error, including the LMS IPRO6, which measures on-device pattern features in addition to standard registration marks. If the pattern on the reticle is displaced from its intended location, overlay error can result on the wafer, which can lead to electrical continuity issues affecting yield, performance or reliability of the IC device.
Advanced Packaging
KLA-Tencor offers standalone and cluster inspection and metrology systems for various applications in the field of advanced semiconductor packaging (i.e., at the middle and back-end of the semiconductor manufacturing process). Our CIRCL-AP all-surface and 89xx-AP front side wafer inspection, metrology and review systems support advanced wafer-level packaging processes, such as 2.5D/3D IC integration using through silicon vias (“TSVs”), wafer-level chip scale packaging (“WLCSP”) and fan-out wafer-level packaging (“FOWLP”). Used for packaging applications associated with LEDs, MEMS, image sensors and flip-chip packaging, our WI-22xx Series products focus on front side wafer inspection and provide feedback on wafer surface quality, quality of the wafer dicing, or quality of wafer bumps, pads, pillars and interconnects. Our component inspector products, including the ICOS T830, inspect various semiconductor components that are handled in a tray, such as microprocessors or memory chips. Component inspection capability includes 3D coplanarity inspection, measurement of the evenness of the contacts, component height and two-dimensional (“2D”) surface inspection. In March 2017, we introduced the ICOS T3 and T7 Series tools, which provide high performance, fully automated optical inspection of packaged integrated circuit (IC) components, with either tray (T3) or tape (T7) output capability. Both incorporate the new SPECTRUM and SIGMA modules, which produce increased 2D and 3D measurement sensitivity for improved detection of issues that affect final package quality. In June 2017, KLA-Tencor acquired a privately-held company, whose products include optical surface profilers measuring both wafers and large panels for advanced packaging metrology applications. These applications include under-bump metallization (“UBM”) height and roughness, copper pillar height and roughness, and redistribution line (“RDL”) height and width.
LED, Power Device, Compound Semiconductor and MEMS Manufacturing
LEDs are becoming more commonly used in solid-state lighting, television and notebook backlighting, and automotive applications. As LED device makers target aggressive cost and performance targets, they place significant emphasis on improved process control and yield during the manufacturing process.
KLA-Tencor offers a portfolio of systems to help LED manufacturers reduce production costs and increase product output: Candela 8720, WI-2280, 8 Series, MicroXAM Series optical profilers and P-Series and HRP-Series stylus profilers. The Candela 8720 substrate and epi wafer inspection system provides automated inspection and quality control of LED substrates, detecting defects that can impact device performance, yield and field reliability. The WI-2280 system is designed specifically for defect inspection and 2D metrology for LED applications. The 8 Series provides patterned wafer defect inspection capability for LED manufacturing. The MicroXAM Series optical profilers measure step height, texture and form for LED applications. The P-Series and HRP-Series stylus profilers are metrology systems for measurement of step heights and roughness for LED substrates and pattern wafer applications.
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
KLA-Tencor offers inspection and metrology systems to support power device manufacturing. The Candela CS920 inspection system integrates surface defect detection and photoluminescence technology for inspection and defect classification of a wide range of defects on SiC substrates and epi layers. The MicroXAM Series optical profilers measure step height, texture and form for power device applications. The P-Series and HRP-Series stylus profilers measure step heights and roughness for SiC substrates and patterned wafer applications.
Our primary products for compound semiconductor manufacturing include the Candela CS20 inspection system, the MicroXAM Series optical profilers and the P-Series and HRP-Series stylus profilers, used for the inspection and metrology of substrates, epi-layers and process films.

In October 2016, we introduced the P-170 stylus profiler with an integrated wafer handler, providing fully automated measurements to support LED, GaAs and power device manufacturers. In addition, the HRP-260 was introduced in July 2016 as the latest generation of our HRP (High Resolution Profiler) Series focused on providing both high resolution and high-aspect ratio surface topography profiling to support power device, LED, compound semiconductor and MEMS manufacturing. In June 2017, KLA-Tencor acquired a privately-held company, whose products include optical surface profilers serving LED and MEMS applications used to measure the cone height, diameter and pitch of patterned sapphire substrates for LEDs and serve broad applications for MEMS.
The increasing demand for MEMS technology is coming from diverse industries such as automotive, space and consumer electronics. MEMS have the potential to transform many product categories by bringing together silicon-based microelectronics with micromachining technology, making possible the realization of complete systems-on-a-chip. KLA-Tencor offers tools and techniques for this emerging market, such as defect inspection and review, optical inspection and surface profiling, which were first developed for the integrated circuit industry. Products that we offer for MEMS manufacturing are highlighted in the product table at the conclusion of this “Products” section.
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
General Purpose/Lab Applications
A range of industries, including general scientific and materials research and optoelectronics, require measurements of surface topography to either control their processes or research new material characteristics. Typical measurement parameters that our tools address include flatness, roughness, curvature, peak-to-valley, asperity, waviness, texture, volume, sphericity, slope, density, stress, bearing ratio and distance (mainly in the micron to nanometer range). The June 2017 acquisition of a privately-held company added general metrology optical surface profilers to KLA-Tencor’s portfolio. These systems are complementary to KLA-Tencor’s original stylus and optical profiler product lines. The profiler and in-situ process monitoring products that we offer for general purpose/lab applications are highlighted in the product table at the conclusion of this “Products” section.
K-T Pro
K-T Pro includes our K-T Certified fully refurbished, tested and certified systems, in addition to remanufactured legacy systems, and enhancements and upgrades for previous-generation KLA-Tencor tools. When a customer needs to move to the next manufacturing node, KLA-Tencor can help maximize the value of the customer’s existing assets.
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

Product Table

MARKETS	APPLICATIONS	PRODUCTS
Chip Manufacturing
Front-End Defect Inspection	Patterned Wafer	3900 Series, 2930 Series, 2920 Series, PumaTM 9980 Series, PumaTM 9850 Series, PumaTM 9650 Series
	High Productivity and All Surface	CIRCLTM with 8 Series, CV350i, BDR300TM and Micro300 modules 8 Series
	Unpatterned Wafer/Surface	Surfscan® SP3 and Surfscan® SP5 Series
	Reticle	X5.3™, TeronTM SL650 Series
	Data Management	Klarity® product family
Defect Review	Electron-beam	eDR7200TM Series
Metrology	Patterning Control	5D Patterning Control Solution™
	Overlay	ArcherTM Series
	Optical CD and Shape	SpectraShapeTM product family
	Film Thickness/Index	SpectraFilmTM product family AlerisTM product family
	Wafer Geometry and Topography	WaferSightTM Series
	Ion Implant and Anneal	Therma-Probe®
	Surface Metrology	HRP® product family P-Series product family
	Resistivity	RS product family
	Data Management	5D Analyzer®, K-T Analyzer®
In-Situ Process Monitoring	Lithography	SensArray® product family
	Plasma Etch	SensArray® product family
	Implant and Wet	SensArray® PlasmaSuite
Lithography Software	Lithography Simulation	PROLITHTM
	Process Window Analysis	ProDATATM

MARKETS AND APPLICATIONS	PRODUCTS
Wafer Manufacturing
Surface and Defect Inspection	Surfscan® SP3 Series and Surfscan® SP5 Series
Wafer Geometry and Nanotopography Metrology	WaferSightTM Series
Data Management	FabVision®
Reticle Manufacturing
Defect Inspection	TeraScanTM 500XR and TeronTM 600 Series
Pattern Placement Metrology	LMS IPRO Series
Advanced Packaging
Wafer-Level Packaging	CIRCL-APTM 89xx-AP WI-22x0 Series
Component Inspection	ICOS® T830 and ICOS® T3 and T7 Series
LED, Power Device, Compound Semiconductor and MEMS Manufacturing
Patterned Wafer Inspection	8 Series WI product family
Defect Inspection (substrates and epi wafers)	Candela® product family
Surface Metrology	P-Series product family MicroXAM Series HRP® product family
Data Storage Media/Head Manufacturing
Thin-Film Head Metrology and Inspection	Aleris product family CIRCLTM with 8 Series, CV350i, BDR300 and Micro300 modules 8 Series HRP® product family P-Series product family
Virtual Lithography	PROLITHTM
In-Situ Process Monitoring	SensArray® product family
Transparent and Metal Substrate Inspection	Candela® product family
Data Management	Klarity® Defect 5D Analyzer®, K-T Analyzer®
General Purpose/Lab Applications
Surface Metrology: Stylus Profiling	P-Series product family Alpha-Step® product family HRP® product family
Surface Metrology: Optical Profiling	MicroXAM Series
Process Chamber Conditions	SensArray® product family
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
For the fiscal years ended June 30, 2017, 2016 and 2015, the following customers each accounted for more than 10% of total revenues:

Year ended June 30,
2017	2016	2015
Samsung Electronics Co., Ltd.	Micron Technology, Inc.	Intel Corporation
Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited	Samsung Electronics Co., Ltd.
		Taiwan Semiconductor Manufacturing Company Limited
Our business depends upon the capital expenditures of semiconductor manufacturers, which in turn is driven by the current and anticipated market demand for ICs and products utilizing ICs. We do not consider our business to be seasonal in nature, but it has historically been cyclical with respect to the capital equipment procurement practices of semiconductor manufacturers, and it is impacted by the investment patterns of such manufacturers in different global markets. Downturns in the semiconductor industry or slowdowns in the worldwide economy as well as customer consolidation could have a material adverse effect on our future business and financial results.
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
As of June 30, 2017, we employed approximately 2,220 full-time sales and related personnel, service engineers and applications engineers. In addition to sales and service offices in the United States, we conduct sales, marketing and services out of subsidiaries or branches in other countries, including Belgium, China, Germany, Israel, Japan, Singapore, Korea and Taiwan. International revenues accounted for approximately 86%, 82% and 71% of our total revenues in the fiscal years ended June 30, 2017, 2016 and 2015, respectively. Additional information regarding our revenues from foreign operations for our last three fiscal years can be found in Note 17, “Segment Reporting and Geographic Information” to the consolidated financial statements.
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
Backlog
Our shipment backlog for systems and associated warranty totaled $1.46 billion and $1.21 billion as of June 30, 2017 and 2016, respectively, and primarily consists of sales orders where written customer requests have been received and the delivery is anticipated within the next 12 months. Orders for service contracts and unreleased products are excluded from shipment backlog. All orders are subject to cancellation or delay by the customer, often with limited or no penalties. We make adjustments for shipment backlog obtained from acquired companies, sales order cancellations, customer delivery date changes and currency adjustments. Shipment backlog is not subject to normal accounting controls for information that is either reported in or derived from our consolidated financial statements. In addition, the concept of shipment backlog is not defined in the accounting literature, making comparisons between periods and with other companies difficult and potentially misleading.
Our revenue backlog, which includes the gross value of sales orders where physical deliveries have been completed, but for which revenue has not been recognized pursuant to our policy for revenue recognition, totaled $328.0 million and $255.0 million as of June 30, 2017 and 2016, respectively. Orders for service contracts are excluded from revenue backlog.
Because customers can potentially change delivery schedules or delay or cancel orders, and because some orders are received and shipped within the same quarter, our shipment backlog at any particular date is not necessarily indicative of business volumes or actual sales for any succeeding periods. The historical cyclicality of the semiconductor industry combined with the lead times from our suppliers sometimes result in timing disparities between, on the one hand, our ability to manufacture, deliver and install products and, on the other, the requirements of our customers. In our efforts to balance the requirements of our customers with the availability of resources, management of our operating model and other factors, we often must exercise discretion and judgment as to the timing and prioritization of manufacturing, deliveries and installations of products, which may impact the timing of revenue recognition with respect to such products.
Research and Development
The market for yield management and process monitoring systems is characterized by rapid technological development and product innovation. These technical innovations are inherently complex and require long development cycles and appropriate professional staffing. We believe that continued and timely development of new products and enhancements to existing products are necessary to maintain our competitive position. Accordingly, we devote a significant portion of our human and financial resources to research and development programs and seek to maintain close relationships with customers to remain responsive to their needs. In addition, we may enter into certain strategic development and engineering programs whereby certain government agencies or other third parties fund a portion of our research and development costs. As of June 30, 2017, we employed approximately 1,560 full-time research and development personnel.
Our key research and development activities during the fiscal year ended June 30, 2017 involved the development of process control and yield management equipment aimed at addressing the challenges posed by shrinking device sizes, the transition to new production materials, new device and circuit architecture, more demanding lithography processes and new back-end packaging techniques. For information regarding our research and development expenses during the last three fiscal years, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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
Manufacturing, Raw Materials and Supplies
We perform system design, assembly and testing in-house and utilize an outsourcing strategy for the manufacture of components and major subassemblies. Our in-house manufacturing activities consist primarily of assembling and testing components and subassemblies that are acquired through third-party vendors and integrating those subassemblies into our finished products. Our principal manufacturing activities take place in the United States (Milpitas, California), Singapore, Israel, Germany and China. As of June 30, 2017, we employed approximately 1090 full-time manufacturing personnel.
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
Competition
The worldwide market for process control and yield management systems is highly competitive. In each of our product markets, we face competition from established and potential competitors, such as Applied Materials, Inc., ASML Holding N.V., Hitachi High-Technologies Corporation, Nanometrics, Inc. and Rudolph Technologies, Inc., some of which may have greater financial, research, engineering, manufacturing and marketing resources than we have. We may also face future competition from new market entrants from other overseas and domestic sources. We expect our competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. We believe that, to remain competitive, we will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process research and development.
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
Employees
As of June 30, 2017, we employed approximately 5,990 full-time employees. Except for our employees in Belgium (where a trade union delegation has been recognized) and our employees in the German operations of our MIE business unit (who are represented by employee works council), none of our employees are represented by a labor union. We have not experienced work stoppages and believe that our employee relations are good.
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

design rules	Rules that set forth the allowable dimensions of particular features used in the design and layout of integrated circuits.

design technology co-optimization (DTCO)	The methodology of optimizing semiconductor design and process simultaneously during the technology definition phase.

die	The term for a single semiconductor chip on a wafer.

electron-beam	An illumination source comprised of a stream of electrons emitted by a single source.

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

__________________
The definitions above are from internal sources, as well as online semiconductor dictionaries such as https://www.semiconductors.org/faq/glossary/.

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
In addition, we face a number of risks specific to ongoing changes in the semiconductor industry, as the significant majority of our sales are made to semiconductor manufacturers. Some of the trends that our management monitors in operating our business include the following:

•
the potential for reversal of the long-term historical trend of declining cost per transistor with each new generation of technological advancement within the semiconductor industry, and the adverse impact that such reversal may have upon our business;

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

The semiconductor equipment industry has been cyclical. The purchasing decisions of our customers are highly dependent on the economies of both the local markets in which they are located and the semiconductor industry worldwide. If we fail to respond to industry cycles, our business could be seriously harmed.
The timing, length and severity of the up-and-down cycles in the semiconductor equipment industry are difficult to predict. The historically cyclical nature of the primary industry in which we operate is largely a function of our customers’ capital spending patterns and need for expanded manufacturing capacity, which in turn are affected by factors such as capacity utilization, consumer demand for products, inventory levels and our customers’ access to capital. Cyclicality affects our ability to accurately predict future revenue and, in some cases, future expense levels. During down cycles in our industry, the financial results of our customers may be negatively impacted, which could result not only in a decrease in, or cancellation or delay of, orders (which are generally subject to cancellation or delay by the customer with limited or no penalty) but also a weakening of their financial condition that could impair their ability to pay for our products or our ability to recognize revenue from certain customers. Our ability to recognize revenue from a particular customer may also be negatively impacted by the customer’s funding status, which could be weakened not only by adverse business conditions or inaccessibility to capital markets for any number of macroeconomic or company-specific reasons, but also by funding limitations imposed by the customer’s unique corporate structure. Any of these factors could negatively impact our business, operating results and financial condition.
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
In addition, our management typically provides quarterly forecasts for certain financial metrics, which, when made, are based on business and operational forecasts that are believed to be reasonable at the time. However, largely due to the historical cyclicality of our business and the industries in which we operate, and the fact that business conditions in our industries can change very rapidly as part of these cycles, our actual results may vary (and have varied in the past) from forecasted results. These variations can occur for any number of reasons, including, but not limited to, unexpected changes in the volume or timing of customer orders, product shipments or product acceptances; an inability to adjust our operations rapidly enough to adapt to changing business conditions; or a different than anticipated effective tax rate. The impact on our business of delays or cancellations of customer orders may be exacerbated by the short lead times that our customers expect between order placement and product shipment. This is because order delays and cancellations may lead not only to lower revenues, but also, due to the advance work we must do in anticipation of receiving a product order to meet the expected lead times, to significant inventory write-offs and manufacturing inefficiencies that decrease our gross margin. Any of these factors could materially and adversely affect our financial results for a particular quarter and could cause those results to differ materially from financial forecasts we have previously provided. We provide these forecasts with the intent of giving investors and analysts a better understanding of management’s expectations for the future, but those reviewing such forecasts must recognize that such forecasts are comprised of, and are themselves, forward-looking statements subject to the risks and uncertainties described in this Item 1A and elsewhere in this report and in our other public filings and public statements. If our operating or financial results for a particular period differ from our forecasts or the expectations of investment analysts, or if we revise our forecasts, the market price of our common stock could decline.

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
We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply these materials. We generally do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers’ orders, we do not maintain an extensive inventory of materials for manufacturing. Through our business interruption planning, we seek to minimize the risk of production and service interruptions and/or shortages of key parts by, among other things, monitoring the financial stability of key suppliers, identifying (but not necessarily qualifying) possible alternative suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, certain key parts are available only from a single supplier or a limited group of suppliers. Also, key parts we obtain from some of our suppliers incorporate the suppliers’ proprietary intellectual property; in those cases we are increasingly reliant on third parties for high-performance, high-technology components, which reduces the amount of control we have over the availability and protection of the technology and intellectual property that is used in our products. In addition, if certain of our key suppliers experience liquidity issues and are forced to discontinue operations, which is a heightened risk during economic downturns, it could affect their ability to deliver parts and could result in delays for our products. Similarly, especially with respect to suppliers of high-technology components, our suppliers themselves have increasingly complex supply chains, and delays or disruptions at any stage of their supply chains may prevent us from obtaining parts in a timely manner and result in delays for our products. Our operating results and business may be adversely impacted if we are unable to obtain parts to meet our production requirements and product specifications, or if we are only able to do so on unfavorable terms. Furthermore, a supplier may discontinue production of a particular part for any number of reasons, including the supplier’s financial condition or business operational decisions, which would require us to purchase, in a single transaction, a large number of such discontinued parts in order to ensure that a continuous supply of such parts remains available to our customers. Such “end-of-life” parts purchases could result in significant expenditures by us in a particular period, and ultimately any unused parts may result in a significant inventory write-off, either of which could have an adverse impact on our financial condition and results of operations for the applicable periods.

If we fail to operate our business in accordance with our business plan, our operating results, business and stock price may be significantly and adversely impacted.
We attempt to operate our business in accordance with a business plan that is established annually, revised frequently (generally quarterly), and reviewed by management even more frequently (at least monthly). Our business plan is developed based on a number of factors, many of which require estimates and assumptions, such as our expectations of the economic environment, future business levels, our customers’ willingness and ability to place orders, lead-times, and future revenue and cash flow. Our budgeted operating expenses, for example, are based in part on our future revenue expectations. However, our ability to achieve our anticipated revenue levels is a function of numerous factors, including the volatile and historically cyclical nature of our primary industry, customer order cancellations, macroeconomic changes, operational matters regarding particular agreements, our ability to manage customer deliveries, the availability of resources for the installation of our products, delays or accelerations by customers in taking deliveries and the acceptance of our products (for products where customer acceptance is required before we can recognize revenue from such sales), our ability to operate our business and sales processes effectively, and a number of the other risk factors set forth in this Item 1A.
Because our expenses are in most cases relatively fixed in the short term, any revenue shortfall below expectations could have an immediate and significant adverse effect on our operating results. Similarly, if we fail to manage our expenses effectively or otherwise fail to maintain rigorous cost controls, we could experience greater than anticipated expenses during an operating period, which would also negatively affect our results of operations. If we fail to operate our business consistent with our business plan, our operating results in any period may be significantly and adversely impacted. Such an outcome could cause customers, suppliers or investors to view us as less stable, or could cause us to fail to meet financial analysts’ revenue or earnings estimates, any of which could have an adverse impact on our stock price.
In addition, our management is constantly striving to balance the requirements and demands of our customers with the availability of resources, the need to manage our operating model and other factors. In furtherance of those efforts, we often must exercise discretion and judgment as to the timing and prioritization of manufacturing, deliveries, installations and payment scheduling. Any such decisions may impact our ability to recognize revenue, including the fiscal period during which such revenue may be recognized, with respect to such products, which could have a material adverse effect on our business, results of operations or stock price.
Our capital structure is highly leveraged.
As of June 30, 2017, we had $2.95 billion aggregate principal amount of outstanding indebtedness, consisting of $2.50 billion aggregate principal amount of senior, unsecured long-term notes and $446.3 million of term loans under a Credit Agreement (the “Credit Agreement”). Additionally, we have commitments for an unfunded revolving credit facility of $500.0 million under the Credit Agreement. We may incur additional indebtedness in the future by accessing the unfunded revolving credit facility under the Credit Agreement and/or entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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

In certain circumstances involving a change of control followed by a downgrade of the rating of a series of notes by at least two of Moody’s, S&P and Fitch Inc., unless we have exercised our right to redeem the notes of such series, we will be required to make an offer to repurchase all or, at the holder’s option, any part, of each holder’s notes of that series pursuant to the offer described below (the “Change of Control Offer”). In the Change of Control Offer, we will be required to offer payment in cash equal to 101% of the aggregate principal amount of notes repurchased plus accrued and unpaid interest, if any, on the notes repurchased, up to, but not including, the date of repurchase. We cannot make any assurance that we will have sufficient financial resources at such time or will be able to arrange financing to pay the repurchase price of that series of notes. Our ability to repurchase that series of notes in such event may be limited by law, by the indenture associated with that series of notes, or by the terms of other agreements to which we may be party at such time. If we fail to repurchase that series of notes as required by the terms of such notes, it would constitute an event of default under the indenture governing that series of notes which, in turn, may also constitute an event of default under other of our obligations.
The term loans under the Credit Agreement bear interest at a floating rate, which is based on the London Interbank Offered Rate plus a fixed spread, and, therefore, any increase in interest rates would require us to pay additional interest, which may have an adverse effect on the value and liquidity of our debt and the market price of our common stock could decline. The interest rate under the Credit Facility is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. Additionally, under the Credit Agreement, we are required to comply with affirmative and negative covenants, which include the maintenance of certain financial ratios, the details of which can be found in Note 7, “Debt” to the consolidated financial statements.
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

•	an impairment of our ability to obtain additional financing in the future; and

•	obligations to comply with restrictive and financial covenants as noted in the above risk factor and Note 7, “Debt” to the consolidated financial statements.
Our ability to satisfy our future expenses as well as our new debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. Furthermore, our future operations may not generate sufficient cash flows to enable us to meet our future expenses and service our debt obligations, which may impact our ability to manage our capital structure to preserve and maintain our investment grade rating. If our future operations do not generate sufficient cash flows, we may need to access the unfunded revolving credit facility of $500.0 million under the Credit Agreement or enter into new financing arrangements to obtain necessary funds. If we determine it is necessary to seek additional funding for any reason, we may not be able to obtain such funding or, if funding is available, we may not be able to obtain it on acceptable terms. Any additional borrowing under the Credit Agreement will place further pressure on us to comply with the financial covenants. If we fail to make a payment associated with our debt obligations, we could be in default on such debt, and such a default could cause us to be in default on our other obligations.

There can be no assurance that we will continue to declare cash dividends at all or in any particular amounts.
Our Board of Directors first instituted a quarterly dividend during the fiscal year ended June 30, 2005. Since that time, we have announced a number of increases in the amount of our quarterly dividend level as well as payment of a special cash dividend that was declared and substantially paid in the second quarter of our fiscal year ended June 30, 2015. We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. Future dividends may be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions and the funding of our research and development; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; changes to our business model; and our increased interest and principal payments required by our outstanding indebtedness and any additional indebtedness that we may incur in the future. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in our dividend payments could have a negative effect on our stock price.
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

Furthermore, we occasionally enter into volume purchase agreements with our larger customers, and these agreements may provide for certain volume purchase incentives, such as credits toward future purchases. We believe that these arrangements are beneficial to our long-term business, as they are designed to encourage our customers to purchase higher volumes of our products. However, these arrangements could require us to recognize a reduced level of revenue for the products that are initially purchased, to account for the potential future credits or other volume purchase incentives. Our volume purchase agreements require significant estimation for the amounts to be accrued depending upon the estimate of volume of future purchases. As such, we are required to update our estimates of the accruals on a periodic basis. Until the earnings process is complete, our estimates could differ in comparison to actuals. As a result, these volume purchase arrangements, while expected to be beneficial to our business over time, could materially and adversely affect our results of operations in near-term periods, including the revenue we can recognize on product sales and therefore our gross margins.
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

•	longer payment cycles and difficulties in collecting accounts receivable outside of the United States;

•	difficulties in managing foreign distributors (including monitoring and ensuring our distributors’ compliance with applicable laws); and

•	inadequate protection or enforcement of our intellectual property and other legal rights in foreign jurisdictions.
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
We outsource a number of services, including our transportation, information systems management and logistics management of spare parts and certain accounting and procurement functions, to domestic and overseas third-party service providers. While outsourcing arrangements may lower our cost of operations, they also reduce our direct control over the services rendered. It is uncertain what effect such diminished control will have on the quality or quantity of products delivered or services rendered, on our ability to quickly respond to changing market conditions, or on our ability to ensure compliance with all applicable domestic and foreign laws and regulations. In addition, many of these outsourced service providers, including certain hosted software applications that we use for confidential data storage, employ cloud computing technology for such storage. These providers’ cloud computing systems may be susceptible to “cyber incidents,” such as intentional cyber attacks aimed at theft of sensitive data or inadvertent cyber-security compromises, which are outside of our control. If we do not effectively develop and manage our outsourcing strategies, if required export and other governmental approvals are not timely obtained, if our third-party service providers do not perform as anticipated or do not adequately protect our data from cyber-related security breaches, or if there are delays or difficulties in enhancing business processes, we may experience operational difficulties (such as limitations on our ability to ship products), increased costs, manufacturing or service interruptions or delays, loss of intellectual property rights or other sensitive data, quality and compliance issues, and challenges in managing our product inventory or recording and reporting financial and management information, any of which could materially and adversely affect our business, financial condition and results of operations.
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
We purchase insurance to help mitigate the economic impact of certain insurable risks; however, certain risks are uninsurable, are insurable only at significant cost or cannot be mitigated with insurance. Accordingly, we may experience a loss that is not covered by insurance, either because we do not carry applicable insurance or because the loss exceeds the applicable policy amount or is less than the deductible amount of the applicable policy. For example, we do not currently hold earthquake insurance. An earthquake could significantly disrupt our manufacturing operations, a significant portion of which are conducted in California, an area highly susceptible to earthquakes. It could also significantly delay our research and engineering efforts on new products, much of which is also conducted in California. We take steps to minimize the damage that would be caused by an earthquake, but there is no certainty that our efforts will prove successful in the event of an earthquake. We self-insure earthquake risks because we believe this is a prudent financial decision based on our cash reserves and the high cost and limited coverage available in the earthquake insurance market. Certain other risks are also self-insured either based on a similar cost-benefit analysis, or based on the unavailability of insurance. If one or more of the uninsured events occurs, we could suffer major financial loss.

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
We earn profits in, and are therefore potentially subject to taxes in, the U.S. and numerous foreign jurisdictions, including Singapore, Israel and the Cayman Islands, the countries in which we earn the majority of our non-U.S. profits. Due to economic, political or other conditions, tax rates in those jurisdictions may be subject to significant change. A number of factors may adversely impact our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; changes in the tax rates imposed by those jurisdictions; expiration of tax holidays in certain jurisdictions that are not renewed; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions; changes in available tax credits; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental United States international tax reform); changes in generally accepted accounting principles; and the repatriation of earnings from outside the United States for which we have not previously provided for United States taxes. A change in our effective tax rate can materially and adversely impact our results from operations.

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
New accounting standards and taxation rules and varying interpretations of accounting pronouncements and taxation rules have occurred and will continue to occur in the future. Changes to (or revised interpretations or applications of) existing accounting standards or tax rules or the questioning of current or past practices may adversely affect our reported financial results or the way we conduct our business. For example, in May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update regarding revenue from contracts with customers, and in February 2016, the FASB issued an accounting standard update which amends the existing accounting standards for leases. Adoption of new standards may require changes to our processes, accounting systems, and internal controls. Difficulties encountered during adoption could result in internal control deficiencies or delay the reporting of our financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES
Information regarding our principal properties as of June 30, 2017 is set forth below:

Location	Type	Principal Use	Square Footage	Ownership
Milpitas, CA	Office, plant and warehouse	Principal Executive Offices, Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	727,302	Owned

Westwood, MA(1)	Office and plant	Engineering, Marketing, Manufacturing and Service	116,908	Leased

Leuven, Belgium(1)	Office, plant and warehouse	Engineering, Marketing and Service and Sales Administration	60,654	Owned

Shenzhen, China	Office and plant	Sales, Service and Manufacturing	47,840	Leased

Shanghai, China	Office	Research, Service and Sales Administration	58,109	Leased

Weilburg, Germany	Office and plant	Engineering, Marketing, Manufacturing, Service and Sales Administration	138,119	Leased

Chennai, India	Office	Engineering	46,351	Leased

Chennai, India	Office	Engineering	33,366	Owned

Migdal Ha’Emek, Israel	Office and plant	Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	191,982	Owned

Yokohama, Japan	Office and warehouse	Sales and Service	35,531	Leased

Serangoon, Singapore(2)	Office and plant	Sales, Service and Manufacturing	248,155	Owned

Hsinchu, Taiwan	Office	Sales and Service	73,676	Leased
__________________

(1)	Portions of this property are sublet, are vacant and marketed to sublease, or are leased to third parties.

(2)	We own the building at our location in Serangoon, Singapore, but the land on which this building resides is leased.
As of June 30, 2017, we owned or leased a total of approximately 2.1 million square feet of space worldwide, including the locations listed above and office space for smaller sales and service offices in several locations throughout the world. Our operating leases expire at various times through November 7, 2028, subject to renewal, with some of the leases containing renewal option clauses at the fair market value, for additional periods up to five years. Additional information regarding these leases is incorporated herein by reference to Note 13, “Commitments and Contingencies” to the consolidated financial statements. We believe our properties are adequately maintained and suitable for their intended use and that our production facilities have capacity adequate for our current needs.

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
The prices per share reflected in the following table represent the high and low prices for our common stock on the NASDAQ Global Select Market for the periods indicated:

	Year ended June 30, 2017			Year ended June 30, 2016
	High	Low	Cash Dividends Declared per share	High	Low	Cash Dividends Declared per share
First Fiscal Quarter	$77.85	$66.88	$0.52	$57.35	$44.95	$0.52
Second Fiscal Quarter	$83.23	$69.75	$0.54	$70.28	$48.73	$0.52
Third Fiscal Quarter	$96.91	$77.86	$0.54	$73.19	$62.33	$0.52
Fourth Fiscal Quarter	$109.59	$91.09	$0.54	$75.17	$67.32	$0.52
On June 1, 2017, we announced that our Board of Directors had authorized an increase in the level of our quarterly cash dividend from $0.54 to $0.59 per share. Additional information regarding the declaration of our quarterly cash dividend after June 30, 2017 can be found in Note 19, “Subsequent Events” to the Consolidated Financial Statements.
As of July 14, 2017, there were 394 holders of record of our common stock.
Equity Repurchase Plans
The following is a summary of stock repurchases for each month during the fourth quarter of the fiscal year ended June 30, 2017(1):

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1, 2017 to April 30, 2017	—	$—	5,916,120
May 1, 2017 to May 31, 2017	148,769	$102.03	5,767,351
June 1, 2017 to June 30, 2017	94,391	$104.06	5,672,960
Total	243,160	$102.82
  __________________

(1)
Our Board of Directors has authorized a program for us to repurchase shares of our common stock. The total number and dollar amount of shares repurchased for the fiscal years ended June 30, 2017, 2016 and 2015 were 0.2 million shares ($25.0 million), 3.4 million shares ($175.7 million) and 9.3 million shares ($608.9 million), respectively.

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
The following graph compares the cumulative 5-year total return attained by stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index (as required by SEC regulations) and the Philadelphia Semiconductor Index (PHLX). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from June 30, 2012 to June 30, 2017.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among KLA-Tencor Corporation, the S&P 500 Index
and the PHLX Semiconductor Index

$300
$250
$200
$150
$100
$50
$0
6/12
6/13
6/14
6/15
6/16
6/17
KLA-Tencor Corporation
S&P 500
PHLX Semiconductor

*$100 invested on 6/30/12 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Copyright© 2017 Standard & Poor's, a division of S&P Global. All rights reserved.

	June 2012	June 2013	June 2014	June 2015	June 2016	June 2017
KLA-Tencor Corporation	$100.00	$116.72	$156.61	$155.36	$209.39	$268.60
S&P 500	$100.00	$120.60	$150.27	$161.43	$167.87	$197.92
PHLX Semiconductor	$100.00	$116.96	$156.62	$161.36	$173.61	$241.00
__________________
 * Assumes $100 invested on June 30, 2012 in stock or index, including reinvestment of dividends.
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

	Year ended June 30,
(In thousands, except per share amounts)	2017	2016	2015	2014	2013
Consolidated Statements of Operations:
Total revenues	$3,480,014	$2,984,493	$2,814,049	$2,929,408	$2,842,781
Net income(1)	$926,076	$704,422	$366,158	$582,755	$543,149
Cash dividends declared per share (including a special cash dividend of $16.50 per share declared during the three months ended December 31, 2014)	$2.14	$2.08	$18.50	$1.80	$1.60
Net income per share:
Basic	$5.92	$4.52	$2.26	$3.51	$3.27
Diluted	$5.88	$4.49	$2.24	$3.47	$3.21

	As of June 30,
	2017	2016	2015	2014	2013
Consolidated Balance Sheets:
Cash, cash equivalents and marketable securities	$3,016,740	$2,491,294	$2,387,111	$3,152,637	$2,918,881
Working capital(2)	$3,098,904	$2,865,609	$2,902,813	$3,690,484	$3,489,236
Total assets	$5,532,173	$4,962,432	$4,826,012	$5,535,846	$5,283,804
Long-term debt(3)	$2,680,474	$3,057,936	$3,173,435	$745,101	$743,823
Total stockholders’ equity(3)	$1,326,417	$689,114	$421,439	$3,669,346	$3,482,152
__________

(1)
Our net income decreased to $366.2 million in the fiscal year ended June 30, 2015, primarily as a result of the impact of the pre-tax net loss of $131.7 million for the loss on extinguishment of debt and certain one-time expenses of $2.5 million associated with the leveraged recapitalization that was completed during the three months ended December 31, 2014.

(2)
We adopted the accounting standards update regarding classification of deferred taxes on a prospective basis at the beginning of the fourth quarter of fiscal year ended 2016. Upon adoption, approximately $218.0 million in net current deferred tax assets were reclassified to noncurrent. No prior periods were retrospectively adjusted.

(3)
Our long-term debt increased to $3.17 billion at the end of fiscal year ended June 30, 2015, because, as part of the leveraged recapitalization plan, we issued $2.50 billion aggregate principal amount of senior, unsecured long-term notes (collectively referred to as “Senior Notes”), entered into $750.0 million of five-year senior unsecured prepayable term loans and a $500.0 million unfunded revolving credit facility and redeemed our $750.0 million aggregate principal amount of 6.900% Senior Notes due in 2018 (the “2018 Notes”). Refer to Note 7, “Debt” for additional details. Our total stockholders’ equity decreased to $421.4 million at the end of fiscal year ended June 30, 2015, because, as part of our leveraged recapitalization plan, we declared a special cash dividend of approximately $2.76 billion. Refer to Note 8, “Equity and Long-term Incentive Compensation Plans” to the consolidated financial statements for additional details.

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
We enter into volume purchase agreements with some of our customers. We accrue the estimated credits earned by our customers for such incentives, and in situations when the credit levels vary depending upon sales volume, we update our accrual based on the amount that we estimate to be purchased pursuant to the volume purchase agreements. Accruals for customer credits are recorded as an offset to revenue or deferred revenue.
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
Warranty. We provide standard warranty coverage on our systems for 40 hours per week for 12 months, providing labor and parts necessary to repair and maintain the systems during the warranty period. We account for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, we calculate the average service hours and parts expense per system and apply the actual labor and overhead rates to determine the estimated warranty charge. We update these estimated charges on a regular basis. The actual product performance and/or field expense profiles may differ, and in those cases we adjust our warranty accruals accordingly. See Note 13, “Commitments and Contingencies” to the Consolidated Financial Statements for additional details.

Allowance for Doubtful Accounts. A majority of our accounts receivables are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, we perform ongoing credit evaluations of our customers’ financial condition. An allowance for doubtful accounts is maintained for probable credit losses based upon our assessment of the expected collectibility of the accounts receivable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance. We take into consideration (1) any circumstances of which we are aware of a customer’s inability to meet its financial obligations; and (2) our judgments as to prevailing economic conditions in the industry and their impact on our customers. If circumstances change, such that the financial conditions of our customers are adversely affected and they are unable to meet their financial obligations to us, we may need to record additional allowances, which would result in a reduction of our net income.
Accounting for Stock-Based Compensation Plans. We account for stock-based awards granted to employees for services based on the fair value of those awards. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value for restricted stock units granted without “dividend equivalent” rights is determined using the closing price of our common stock on the grant date, adjusted to exclude the present value of dividends which are not accrued on the restricted stock units. The fair value for restricted stock units granted with “dividend equivalent” rights is determined using the closing price of our common stock on the grant date. The award holder is not entitled to receive payments under dividend equivalent rights unless the associated restricted stock unit award vests (i.e., the award holder is entitled to receive credits, payable in cash or shares of our common stock, equal to the cash dividends that would have been received on the shares of our common stock underlying the restricted stock units had the shares been issued and outstanding on the dividend record date, but such dividend equivalents are only paid subject to the recipient satisfying the vesting requirements of the underlying award). Additionally, we estimate forfeitures based on historical experience and revise those estimates in subsequent periods if actual forfeitures differ from the estimated amounts. The fair value is determined using a Black-Scholes valuation model for purchase rights under our Employee Stock Purchase Plan. The Black-Scholes option-pricing model requires the input of assumptions, including the option’s expected term and the expected price volatility of the underlying stock. The expected stock price volatility assumption is based on the market-based historical implied volatility from traded options of our common stock.
Accounting for Cash-Based Long-Term Incentive Compensation. Cash-based long-term incentive (“Cash LTI”) awards issued to employees under our Cash LTI program vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date. Compensation expense related to the Cash LTI awards is recognized over the vesting term, which is adjusted for the impact of estimated forfeitures.
Contingencies and Litigation. We are subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We accrue a liability and recognize as expense the estimated costs expected to be incurred over the next twelve months to defend or settle asserted and unasserted claims existing as of the balance sheet date. See Note 13, “Commitments and Contingencies” and Note 14, “Litigation and Other Legal Matters” to the Consolidated Financial Statements for additional details.
Goodwill and Intangible Assets. We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived purchased intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. See Note 6, “Goodwill and Purchased Intangible Assets” to the Consolidated Financial Statements for additional details. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We performed our annual qualitative assessment of the goodwill by reporting unit in our second quarter of fiscal year ended June 30, 2017 and concluded that there was no impairment. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to our annual impairment test. The next annual evaluation of the goodwill by reporting unit will be performed in the second quarter of the fiscal year ending June 30, 2018.
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
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including those recently adopted and the expected dates of adoption as well as estimated effects, if any, on our consolidated financial statements of those not yet adopted, see Note 1, “Description of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements.

EXECUTIVE SUMMARY
KLA-Tencor Corporation is a leading supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. Our broad portfolio of inspection and metrology products, and related service, software and other offerings primarily supports integrated circuit (“IC” or “chip”) manufacturers throughout the entire semiconductor fabrication process, from research and development to final volume production. We provide leading-edge equipment, software and support that enable IC manufacturers to identify, resolve and manage significant advanced technology manufacturing process challenges and obtain higher finished product yields at lower overall cost. In addition to serving the semiconductor industry, we also provide a range of technology solutions to a number of other high technology industries, including advanced packaging, light emitting diode (“LED”), power devices, compound semiconductor, and data storage industries, as well as general materials research.
Our products and services are used by the vast majority of bare wafer, IC, lithography reticle (“reticle” or “mask”) and disk manufacturers around the world. Our products, services and expertise are used by our customers to measure, detect, analyze and resolve critical product defects that arise in that environment in order to control nanometric level manufacturing processes. Our revenues are driven largely by our customers’ spending on capital equipment and related maintenance services necessary to support key transitions in their underlying product technologies, or to increase their production volumes in response to market demand or expansion plans. Our semiconductor customers generally operate in one or more of the three major semiconductor markets - memory, foundry and logic. All three of these markets are characterized by rapid technological changes and sudden shifts in end-user demand, which influence the level and pattern of our customers’ spending on our products and services. Although capital spending in all three semiconductor markets has historically been cyclical, the demand for more advanced and lower cost chips used in a growing number of consumer electronics, communications, data processing, and industrial and automotive products has resulted over the long term in a favorable demand environment for our process control and yield management solutions, particularly in the foundry and logic markets, which have higher levels of process control adoption than the memory market.
As we are a supplier to the global semiconductor and semiconductor-related industries, our customer base continues to become more highly concentrated over time, thereby increasing the potential impact of a sudden change in capital spending by a major customer on our revenues and profitability. As our customer base becomes increasingly more concentrated, large orders from a relatively limited number of customers account for a substantial portion of our sales, which potentially exposes us to more volatility for revenues and earnings. In the global semiconductor and semiconductor-related industries, China is emerging as a major region for manufacturing of logic and memory chips, adding to its role as the world’s largest consumer of ICs. Government initiatives are propelling China to expand its domestic manufacturing capacity and attracting semiconductor manufacturers from Taiwan, Korea, Japan and the US. China is currently seen as an important long-term growth region for the semiconductor capital equipment sector. We are also subject to the cyclical capital spending that has historically characterized the semiconductor and semiconductor-related industries. The timing, length, intensity and volatility of the capacity-oriented capital spending cycles of our customers are unpredictable.
The semiconductor industry has also been characterized by constant technological innovation. Currently, there are multiple drivers for growth in the industry with increased demand for chips providing computation power and connectivity for AI applications and support for mobile devices at the leading edge of foundry chip manufacturing. Qualification of early EUV lithography processes and equipment is driving growth at leading logic/foundry and DRAM manufacturers. Expansion of the IoT together with increasing acceptance of ADAS in anticipation of the introduction of autonomous cars have begun to accelerate legacy-node technology conversions and capacity expansions. Intertwined in these areas, spurred by data storage and connectivity needs, is the growth in demand for memory chips. On the other hand, higher design costs for the most advanced ICs could economically constrain leading-edge manufacturing technology customers to focus their resources on only the large technologically advanced products and applications. We believe that, over the long term, our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and higher density applications that fuel demand for process control equipment, although the growth for such equipment may be adversely impacted by higher design costs for advanced ICs, reuse of installed products, and delays in production ramps by our customers in response to higher costs and technical challenges at more advanced technology nodes.

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
The following table sets forth some of our key consolidated financial information for each of our last three fiscal years:

	Year ended June 30,
(Dollar amounts in thousands, except diluted net income per share)	2017	2016	2015
Total revenues	$3,480,014	$2,984,493	$2,814,049
Costs of revenues	$1,287,547	$1,163,391	$1,215,229
Gross margin percentage	63%	61%	57%
Net income	$926,076	$704,422	$366,158
Diluted net income per share	$5.88	$4.49	$2.24

Total revenues during the fiscal year ended June 30, 2017 increased by 17% compared to the fiscal year ended June 30, 2016. Our year over year revenue growth reflected increases from sales of both our inspection and metrology products as our customers continue to invest in process control and services. Increased revenues during the fiscal year ended June 30, 2017 were also driven by strong demand from our foundry customers and an increase in the number of post-warranty systems installed at our customers’ sites over this time period for our service revenues.
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
Revenues and Gross Margin

	Year ended June 30,
(Dollar amounts in thousands)	2017	2016	2015	FY17 vs. FY16		FY16 vs. FY15
Revenues:
Product	$2,703,934	$2,250,260	$2,125,396	$453,674	20%	$124,864	6%
Service	776,080	734,233	688,653	41,847	6%	45,580	7%
Total revenues	$3,480,014	$2,984,493	$2,814,049	$495,521	17%	$170,444	6%
Costs of revenues	$1,287,547	$1,163,391	$1,215,229	$124,156	11%	$(51,838)	(4)%
Gross margin percentage	63%	61%	57%	2%		4%
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

Product revenues increased by 20% in the fiscal year ended June 30, 2017 compared to the fiscal year ended June 30, 2016, primarily due to growth in revenues from our customers in Korea, Taiwan, and Europe & Israel. Our year over year increase in our product revenues were primarily driven by strong demand for our inspection and metrology products, increased investments by our foundry customers to support their new device architectures and process technologies for capacity-related expansion, and sales of our next generation inspection products.
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
Service revenues
Service revenues are generated from maintenance contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of our service revenues is typically a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems, but it is also impacted by other factors, such as our rate of service contract renewals, the types of systems being serviced and fluctuations in foreign exchange rates. Service revenues increased sequentially over the fiscal years ended June 30, 2015, 2016 and 2017, primarily as a result of an increase over time in the number of post-warranty systems installed at our customers’ sites over that time period.
Revenues - Top Customers
The following customers each accounted for more than 10% of our total revenues for the indicated periods:

Year ended June 30,
2017	2016	2015
Samsung Electronics Co., Ltd.	Micron Technology, Inc.	Intel Corporation
Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited	Samsung Electronics Co., Ltd.
		Taiwan Semiconductor Manufacturing Company Limited
Revenues by region
Revenues by region for the periods indicated were as follows:

	Year ended June 30,
(Dollar amounts in thousands)	2017		2016		2015
Taiwan	$1,104,307	32%	$894,557	30%	$691,482	25%
Korea	688,094	20%	367,905	12%	405,320	14%
North America	523,024	14%	521,335	18%	815,914	29%
China	412,098	12%	430,074	14%	162,669	6%
Japan	351,202	10%	444,216	15%	426,963	15%
Europe & Israel	263,789	8%	167,936	6%	194,670	7%
Rest of Asia	137,500	4%	158,470	5%	117,031	4%
Total	$3,480,014	100%	$2,984,493	100%	$2,814,049	100%
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
The following table summarizes the major factors that contributed to the changes in gross margin percentage:

Gross Margin Percentage
Fiscal year ended June 30, 2015	56.8%
Revenue volume of products and services	0.4%
Mix of products and services sold	2.6%
Manufacturing labor, overhead and efficiencies	0.7%
Other service and manufacturing costs	0.5%
Fiscal year ended June 30, 2016	61.0%
Revenue volume of products and services	1.5%
Mix of products and services sold	0.6%
Manufacturing labor, overhead and efficiencies	—%
Other service and manufacturing costs	(0.1)%
Fiscal year ended June 30, 2017	63.0%
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
Our gross margin increased to 63.0% during the fiscal year ended June 30, 2017 from 61.0% during the fiscal year ended June 30, 2016, primarily due to a higher revenue volume of products and services and a favorable mix of products and services sold, partially offset by other service and manufacturing costs.
Our gross margin increased to 61.0% during the fiscal year ended June 30, 2016 from 56.8% during the fiscal year ended June 30, 2015, primarily due to a favorable mix of products and services sold, an increase in manufacturing efficiencies driven by lower warranty costs as well as a decrease in severance-related expenses, and higher revenue volume of products and services.
Research and Development (“R&D”)

	Year ended June 30,
(Dollar amounts in thousands)	2017	2016	2015	FY17 vs. FY16		FY16 vs. FY15
R&D expenses	$526,870	$481,258	$530,616	$45,612	9%	$(49,358)	(9)%
R&D expenses as a percentage of total revenues	15%	16%	19%	(1)%		(3)%
R&D expenses may fluctuate with product development phases and project timing as well as our focused R&D efforts that are aligned with our overall business strategy. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs, and other expenses.

R&D expenses during the fiscal year ended June 30, 2017 were higher compared to the fiscal year ended June 30, 2016, primarily due to an increase in employee-related expenses of $25.4 million as a result of additional engineering headcount, higher variable compensation, and higher employee benefit costs, an increase in consulting expenses of $12.5 million, an increase in engineering materials and supplies expenses of $9.9 million, an increase in merger-related expenses of $2.3 million, a lower benefit from external funding of $1.9 million and higher travel-related costs of $1.2 million, partially offset by a decrease in depreciation expense of $7.3 million and lower severance-related charges of $1.5 million.
R&D expenses during the fiscal year ended June 30, 2016 were lower compared to the fiscal year ended June 30, 2015, primarily due to a decrease in employee-related expenses, including severance-related expenses of $33.9 million as a result of the reduced headcount from our global workforce reduction that we initiated during the three months ended June 30, 2015, partially offset by an increase in variable compensation of $10.6 million. Additionally, there was a decrease in engineering materials and supplies expenses of $21.0 million and an increase in the benefit to R&D expense from external funding of $5.4 million.
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
Selling, General and Administrative (“SG&A”)

	Year ended June 30,
(Dollar amounts in thousands)	2017	2016	2015	FY17 vs. FY16		FY16 vs. FY15
SG&A expenses	$389,336	$379,399	$406,864	$9,937	3%	$(27,465)	(7)%
SG&A expenses as a percentage of total revenues	11%	13%	14%	(2)%		(1)%
SG&A expenses during the fiscal year ended June 30, 2017 were higher compared to the fiscal year ended June 30, 2016, primarily due to an increase in consulting expenses of $7.1 million; an increase in employee-related expenses of $6.7 million mainly as a result of higher variable compensation and employee benefit costs; an increase in travel costs of $2.3 million; an increase in cost of support for sales evaluations of $1.3 million and an increase in facilities-related expense of $1.1 million. The increases above were partially offset by a decrease in merger-related expenses of $6.6 million and a lower severance-related charges of $3.7 million.
SG&A expenses during the fiscal year ended June 30, 2016 were lower compared to the fiscal year ended June 30, 2015, primarily due to a decrease in employee-related expenses, including severance-related expenses, of $28.0 million as a result of the reduced headcount from our global workforce reduction that we initiated during the three months ended June 30, 2015 partially offset by an increase in variable compensation of $16.4 million, a decrease in cost of support for sales evaluation of $8.6 million, a decrease in contributions to support our corporate social responsibility program of $7.0 million and a decrease in travel-related expenses of $4.7 million. The decreases above were partially offset by an increase in our merger-related expenses of $15.6 million, principally for financial advisory services including the fairness opinion fees, employee-related expenses and legal fees during the fiscal year ended June 30, 2016.
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

The following table shows the activity primarily related to accrual for severance and benefits for the fiscal years ended June 30, 2017, 2016 and 2015:

	Year ended June 30,
(In thousands)	2017	2016	2015
Beginning balance	$587	$24,887	$2,329
Restructuring costs	—	8,926	31,569
Adjustments	(147)	(142)	1,177
Cash payments	(440)	(33,084)	(10,188)
Ending balance	$—	$587	$24,887

Interest Expense and Other Expense (Income), Net

	Year ended June 30,
(Dollar amounts in thousands)	2017	2016	2015
Interest expense	$122,476	$122,887	$106,009
Other expense (income), net	$(19,461)	$(20,634)	$(10,469)
Interest expense as a percentage of total revenues	4%	4%	4%
Other expense (income), net as a percentage of total revenues	1%	1%	—%
During the fiscal year ended June 30, 2017 interest expense remained relatively unchanged compared to the fiscal year ended June 30, 2016.
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
The decrease in other expense (income), net during the fiscal year ended June 30, 2017 compared to the fiscal year ended June 30, 2016 was primarily due to an increase in interest accruals related to uncertain tax positions of $6.4 million, a decrease in net gains from our investments in privately-held companies of $3.6 million, partially offset by an increase in interest income of $8.8 million.
The increase in other expense (income), net during the fiscal year ended June 30, 2016 compared to the fiscal year ended June 30, 2015 was primarily due to reduction of interest and penalty accruals related to uncertain tax positions of $5.5 million and an increase of $4.5 million for gain on the sale of equity investments in privately-held companies net of impairment charges.
Loss on extinguishment of debt and other, net
For the fiscal year ended June 30, 2015, loss on extinguishment of debt and other, net, reflected a pre-tax net loss of $131.7 million associated with the redemption of our $750.0 million of 2018 Senior Notes during the three months ended December 31, 2014. Included in the loss on extinguishment of debt and other, net is the $1.2 million gain on the non-designated forward contract that was entered into by us in anticipation of the redemption of the 2018 Senior Notes, which were redeemed during the three months ended December 31, 2014. Refer to “Note 7, Debt” and “Note 16, Derivative Instruments and Hedging Activities” to the consolidated financial statements for further details. We had no loss on extinguishment of debt and other, net, in the fiscal years ended June 30, 2017 and 2016.

Provision for Income Taxes
The following table provides details of income taxes:

	Year ended June 30,
(Dollar amounts in thousands)	2017	2016	2015
Income before income taxes	$1,173,246	$858,192	$434,131
Provision for income taxes	$247,170	$153,770	$67,973
Effective tax rate	21.1%	17.9%	15.7%
The provision for income taxes differs from the statutory U.S. federal rate primarily due to foreign income with lower tax rates, tax credits, and other domestic incentives.
Tax expense as a percentage of income during the fiscal year ended June 30, 2017 was 21.1% compared to 17.9% for the fiscal year ended June 30, 2016. Tax expense as a percentage of income increased primarily due to an increase in the percentage of income earned in the U.S. compared to income earned outside the U.S. in jurisdictions with lower tax rates. Tax expense as a percentage of income increased also because there was a decrease in unrecognized tax benefits during the fiscal year ended June 30, 2016 compared to the fiscal year ended June 30, 2017 due to settlements with taxing authorities and expiration of statutes of limitations.
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
In the normal course of business, we are subject to tax audits in various jurisdictions, and such jurisdictions may assess additional income or other taxes against us. We are under income tax examination in Israel for the fiscal years ended June 30, 2013 through June 30, 2015. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material adverse effect on our results of operations or cash flows in the period or periods for which that determination is made.
Liquidity and Capital Resources

	As of June 30,
(Dollar amounts in thousands)	2017	2016	2015
Cash and cash equivalents	$1,153,051	$1,108,488	$838,025
Marketable securities	1,863,689	1,382,806	1,549,086
Total cash, cash equivalents and marketable securities	$3,016,740	$2,491,294	$2,387,111
Percentage of total assets	55%	50%	49%

	Year ended June 30,
(In thousands)	2017	2016	2015
Cash flows:
Net cash provided by operating activities	$1,079,665	$759,696	$605,906
Net cash provided by (used in) investing activities	(560,886)	144,687	918,221
Net cash used in financing activities	(472,805)	(636,702)	(1,302,972)
Effect of exchange rate changes on cash and cash equivalents	(1,411)	2,782	(13,991)
Net increase in cash and cash equivalents	$44,563	$270,463	$207,164

Cash and Cash Equivalents and Marketable Securities:
As of June 30, 2017, our cash, cash equivalents and marketable securities totaled $3.02 billion, which is an increase of $525.4 million from June 30, 2016. The increase is primarily attributable to our cash generated from operations, partially offset by net purchases of marketable securities of $493.2 million, payment of dividends of $344.0 million, payment of term loans of $130.0 million, cash used for a business acquisition of $28.6 million and payment for stock repurchases of $25.0 million. As of June 30, 2017, $2.16 billion of our $3.02 billion of cash, cash equivalents, and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to indefinitely reinvest $2.00 billion of the cash, cash equivalents and marketable securities held by our foreign subsidiaries. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay U.S. and foreign taxes of approximately 30%-50% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. Of the $2.16 billion, the remaining cash of $156.4 million is held by our foreign subsidiaries and branches for which earnings are not indefinitely reinvested. As we have accrued (but not paid) U.S. taxes on the earnings of these subsidiaries and branches, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Cash Dividends and Special Cash Dividend:
The total amount of regular quarterly cash dividends paid during the fiscal years ended June 30, 2017, 2016 and 2015 was $335.4 million, $324.5 million and $324.8 million, respectively. The increase in the amount of regular quarterly cash dividends paid during the fiscal year ended June 30, 2017 reflected the increase in the level of our regular quarterly cash dividend from $0.52 to $0.54 per share that was instituted during the three months ended December 31, 2016. The amount of accrued dividends payable for regular quarterly cash dividends on unvested restricted stock units with dividend equivalent rights was $4.8 million and $2.7 million as of June 30, 2017 and 2016, respectively. These amounts will be paid upon vesting of the underlying unvested restricted stock units as described in Note 8, “Equity and Long-term Incentive Compensation Plans.”
On June 1, 2017, we announced that our Board of Directors had authorized an increase in the level of our quarterly cash dividend from $0.54 to $0.59 per share. Refer to Note 19, “Subsequent Events” to the consolidated financial statements for additional information regarding the declaration of our quarterly cash dividend announced subsequent to June 30, 2017.
On November 19, 2014, we declared a special cash dividend of $16.50 per share on our outstanding common stock which was paid on December 9, 2014 to our stockholders of record as of the close of business on December 1, 2014. Additionally, in connection with the special cash dividend, our Board of Directors and our Compensation Committee of our Board of Directors approved a proportionate and equitable adjustment to outstanding equity awards (restricted stock units and stock options) under the 2004 Equity Incentive Plan (the “2004 Plan”), as required by the 2004 Plan, subject to the vesting requirements of the underlying awards. As the adjustment was required by the 2004 Plan, the adjustment to the outstanding awards did not result in any incremental compensation expense due to modification of such awards, under the authoritative guidance. The declaration and payment of the special cash dividend was part of our leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 7, “Debt” that was completed during the three months ended December 31, 2014. As of the declaration date, the total amount of the special cash dividend accrued by us was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014, except for the aggregate special cash dividend of $43.0 million that was accrued for the unvested restricted stock units. As of June 30, 2017 and 2016, we had $9.0 million and $16.9 million, respectively, of accrued dividends payable for the special cash dividend with respect to outstanding unvested restricted stock units, which will be paid when such underlying unvested restricted stock units vest. We paid a special cash dividend with respect to vested restricted stock units during the fiscal years ended June 30, 2017, 2016 and 2015 of $8.6 million, $21.8 million and $1.8 million, respectively. Other than the special cash dividend declared during the three months ended December 31, 2014, we historically have not declared any special cash dividend.
Stock Repurchases:
The shares repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the fiscal years ended June 30, 2017 and 2016. The stock repurchase program is intended, in part, to offset shares issued in connection with the purchases under our ESPP program and the vesting of employee restricted stock units.

Fiscal Year 2017 Compared to Fiscal Year 2016
Cash Flows from Operating Activities:
We have historically financed our liquidity requirements through cash generated from operations. Net cash provided by operating activities during the fiscal year ended June 30, 2017 increased compared to the fiscal year ended June 30, 2016, from $759.7 million to $1.08 billion primarily as a result of the following key factors:

•	An increase in collections of approximately $567.0 million during the fiscal year ended June 30, 2017 compared to the fiscal year June 30, 2016, mainly driven by higher shipments;

•
The positive impact of our early adoption of the new accounting standard update for share-based payment awards to employees on a prospective basis during the fiscal year ended June 30, 2017, which no longer requires the excess tax benefit from share-based compensation to be shown as a reduction within cash flows from operating activities of $11.9 million compared to the fiscal ended June 30, 2016;

•
An increase in interest income of approximately $9.0 million during the fiscal year ended June 30, 2017 compared to the fiscal year ended June 30, 2016, as U.S. dollar interest rates increased; partially offset by

◦	An increase in accounts payable payments of approximately $71.0 million during the fiscal year ended June 30, 2017 compared to the fiscal year ended June 30, 2016;

◦	An increase in income tax payments of $129.0 million during the fiscal year ended June 30, 2017 compared to the fiscal year ended June 30, 2016, reflecting higher operating profits;

◦
An increase in payroll and employee expenses of approximately $85.0 million during the fiscal year ended June 30, 2017 compared to the fiscal year ended June 30, 2016, primarily due to a change in the timing of certain variable compensation payments; and

◦	Less unfavorable impacts from currency fluctuations of approximately $19.0 million during the fiscal year ended June 30, 2017 compared to the fiscal year ended June 30, 2016.
Cash Flows from Investing Activities:
Net cash used by investing activities during the fiscal year ended June 30, 2017 was $560.9 million compared to net cash provided by investing activities of $144.7 million during the fiscal year ended June 30, 2016. The change primarily resulted from net purchases of marketable securities of $493.2 million and cash used for a business acquisition of $28.6 million during the fiscal year ended June 30, 2017.
Cash Flows from Financing Activities:
Net cash used in financing activities during the fiscal year ended June 30, 2017 decreased compared to the fiscal year ended June 30, 2016, from $636.7 million to $472.8 million, primarily as a result of a decrease in common stock repurchases of $156.7 million and the impact of our early adoption of the new accounting standard update for share-based payment awards to employees on a prospective basis during the year ended June 30, 2017. This new standard no longer requires the excess tax benefit from share-based compensation to be shown as a cash inflow from financing activities, resulting in a change of $11.9 million from the year ended June 30, 2016.
Fiscal Year 2016 Compared to Fiscal Year 2015
Cash Flows from Operating Activities:
Net cash provided by operating activities during the fiscal year ended June 30, 2016 increased compared to the fiscal year ended June 30, 2015, from $605.9 million to $759.7 million primarily as a result of the following key factors:

•	An increase in collections of approximately $294.0 million mostly due to higher shipments during the fiscal year ended June 30, 2016 compared to the fiscal year ended June 30, 2015;

•	A decrease in payroll and employee-related payments of approximately $34.0 million during the fiscal year ended June 30, 2016 compared to the fiscal year ended June 30, 2015; partially offset by

◦	An increase in vendor payments of approximately $65.0 million during the fiscal year ended June 30, 2016 mainly due to higher inventory purchases compared to the fiscal year ended June 30, 2015;

◦
A net increase of realized foreign exchange hedge losses of approximately $48.0 million during the fiscal year ended June 30, 2016 compared to the fiscal year ended June 30, 2015, mainly due to the substantial foreign exchange fluctuations in Japanese Yen during these periods;

◦
An increase in debt interest payments of approximately $27.0 million during the fiscal year ended June 30, 2016 due to higher average outstanding debt balances compared to the fiscal year ended June 30, 2015;

◦	An increase in income tax and other tax payments net of tax refunds of approximately $22.0 million during the fiscal year ended June 30, 2016 compared to the fiscal year ended June 30, 2015; and

◦	An increase in cash LTI payments of approximately $13.0 million during the fiscal year ended June 30, 2016 compared to the fiscal year ended June 30, 2015.
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

◦	Net proceeds of $3.22 billion from the issuance of Senior Notes and the term loans during the fiscal year ended June 30, 2015.
Senior Notes:
In November 2014, we issued $2.50 billion aggregate principal amount of senior, unsecured long-term notes (collectively referred to as “Senior Notes”). We issued the Senior Notes as part of the leveraged recapitalization plan under which the proceeds from the Senior Notes in conjunction with the proceeds from the term loans (described below) and cash on hand were used (x) to fund a special cash dividend of $16.50 per share, aggregating to approximately $2.76 billion, (y) to redeem $750.0 million of 2018 Senior Notes, including associated redemption premiums, accrued interest and other fees and expenses and (z) for other general corporate purposes, including repurchases of shares pursuant to our stock repurchase program. The interest rate specified for each series of the Senior Notes will be subject to adjustments from time to time if Moody’s Investor Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“S&P”) or, under certain circumstances, a substitute rating agency selected by us as a replacement for Moody’s or S&P, as the case may be (a “Substitute Rating Agency”), downgrades (or subsequently upgrades) its rating assigned to the respective series of Senior Notes such that the adjusted rating is below investment grade. If the adjusted rating of any series of Senior Notes from Moody’s (or, if applicable, any Substitute Rating Agency) is decreased to Ba1, Ba2, Ba3 or B1 or below, the stated interest rate on such series of Senior Notes as noted above will increase by 25 bps, 50 bps, 75 bps or 100 bps, respectively (“bps” refers to Basis Points and 1% is equal to 100 bps). If the rating of any series of Senior Notes from S&P (or, if applicable, any Substitute Rating Agency) with respect to such series of Senior Notes is decreased to BB+, BB, BB- or B+ or below, the stated interest rate on such series of Senior Notes as noted above will increase by 25 bps, 50 bps, 75 bps or 100 bps, respectively. The interest rates on any series of Senior Notes will permanently cease to be subject to any adjustment (notwithstanding any subsequent decrease in the ratings by any of Moody’s, S&P and, if applicable, any Substitute Rating Agency) if such series of Senior Notes becomes rated “Baa1” (or its equivalent) or higher by Moody’s (or, if applicable, any Substitute Rating Agency) and “BBB+” (or its equivalent) or higher by S&P (or, if applicable, any Substitute Rating Agency), or one of those ratings if rated by only one of Moody’s, S&P and, if applicable, any Substitute Rating Agency, in each case with a stable or positive outlook. In October 2014, we entered into a series of forward contracts to lock the 10-year treasury rate (“benchmark rate”) on a portion of the Senior Notes with a notional amount of $1.00 billion in aggregate. For additional details, refer to Note 16, “Derivative Instruments and Hedging Activities” to the consolidated financial statements.
The original discount on the Senior Notes amounted to $4.0 million and is being amortized over the life of the debt. Interest is payable semi-annually on May 1 and November 1 of each year. The debt indenture (the “Indenture”) includes covenants that limit our ability to grant liens on its facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted. As of June 30, 2017, we were in compliance with all of the covenants under the Indenture associated with the Senior Notes.

Credit Facility (Term Loans and Unfunded Revolving Credit Facility):
In November 2014, we entered into $750.0 million of five-year senior unsecured prepayable term loans and a $500.0 million unfunded revolving credit facility (collectively, the “Credit Facility”) under the Credit Agreement (the “Credit Agreement”). The interest under the Credit Facility will be payable on the borrowed amounts at the London Interbank Offered Rate (“LIBOR”) plus a spread, which is currently 125 bps, and this spread is subject to adjustment in conjunction with our credit rating downgrades or upgrades. The spread ranges from 100 bps to 175 bps based on the then effective credit rating. We are also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the revolving credit facility, which is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades by Moody’s and S&P. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility, depending upon the then effective credit rating. Principal payments with respect to the term loans will be made on the last day of each calendar quarter and any unpaid principal balance of the term loans, including accrued interest, shall be payable on November 14, 2019 (the “Maturity Date”). We may prepay the term loans and unfunded revolving credit facility at any time without a prepayment penalty. During the fiscal year ended June 30, 2017, we made term loan principal payments of $130.0 million. The remaining term loan balance of $446.3 million as of June 30, 2017 is due in the fiscal quarter ending December 31, 2019.
The Credit Facility requires us to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, we are required to maintain the maximum leverage ratio as described in the Credit Agreement on a quarterly basis of 3.00 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter.
We were in compliance with the financial covenants under the Credit Agreement as of June 30, 2017 (the interest expense coverage ratio was 11.58 to 1.00 and the leverage ratio was 2.08 to 1.00) and had no outstanding borrowings under the unfunded revolving credit facility. Considering our current liquidity position, short-term financial forecasts and ability to prepay the term loans, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our first quarter of fiscal year ending June 30, 2018.
Debt Redemption:
In December 2014, we redeemed the $750.0 million aggregate principal amount of 2018 Senior Notes. The redemption resulted in a pre-tax net loss on extinguishment of debt of $131.7 million for the three months ended December 31, 2014, after an offset of a $1.2 million of gain upon the termination of the non-designated forward contract described below.
In addition, in November 2014, we entered into a non-designated forward contract to lock the treasury rate to be used for determining the redemption amount as part of our plan to redeem the existing 2018 Senior Notes. The notional amount of the non-designated forward contract was $750.0 million. For additional details, refer to Note 16, “Derivative Instruments and Hedging Activities” to the consolidated financial statements.

Contractual Obligations
The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of June 30, 2017:

	Fiscal year ending June 30,
(In thousands)	Total	2018	2019	2020	2021	2022	2023 and thereafter	Others
Debt obligations(1)	$2,946,250	$250,000	$—	$696,250	$—	$500,000	$1,500,000	$—
Interest payment associated with all debt obligations(2)	829,212	116,579	113,610	101,710	92,875	82,563	321,875	—
Purchase commitments(3)	432,752	428,903	3,586	142	121	—	—	—
Income taxes payable(4)	74,344	—	—	—	—	—	—	74,344
Operating leases	25,515	9,073	5,768	4,341	2,486	1,358	2,489	—
Cash long-term incentive program(5)	163,141	58,088	46,809	34,534	23,710	—	—	—
Pension obligations(6)	23,938	1,551	1,586	1,534	1,705	2,574	14,988	—
Executive Deferred Savings Plan(7)	183,603	—	—	—	—	—	—	183,603
Other(8)	34,600	28,640	4,822	1,044	94	—	—	—
Total contractual cash obligations	$4,713,355	$892,834	$176,181	$839,555	$120,991	$586,495	$1,839,352	$257,947
__________________

(1)
In November 2014, we issued $750.0 million aggregate principal amount of term loans due in fiscal year 2020 (outstanding balance of $446.3 million as of June 30, 2017) and $2.50 billion aggregate principal amount of Senior Notes due from fiscal year 2018 to fiscal year 2035. During our fiscal year ended June 30, 2017, we made term loan principal payments of $130.0 million.

(2)
The interest payments associated with the Senior Notes obligations included in the table above are based on the principal amount multiplied by the applicable coupon rate for each series of Senior Notes. Our future interest payments are subject to change if our then effective credit rating is below investment grade as discussed above. The interest payments under the term loans are payable on the borrowed amounts at the LIBOR plus 125 bps. As of June 30, 2017, we utilized the existing interest rates to project our estimated term loans interest payments for the next five years. The interest payment under the revolving credit facility for the undrawn balance is payable at 15 bps as a commitment fee based on the daily undrawn balance and we utilized the existing rate for the projected interest payments included in the table above. Our future interest payments for the term loans and the revolving credit facility are subject to change due to future fluctuations in the LIBOR rates as well as any upgrades or downgrades to our then effective credit rating.

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

(5)	Represents the amount committed under our cash long-term incentive program. The expected payment after estimated forfeitures is approximately $133.0 million.

(6)
Represents an estimate of expected benefit payments up to fiscal year 2027 that was actuarially determined and excludes the minimum cash required to contribute to the plan. As of June 30, 2017, our defined pension plans do not have material required minimum cash contribution obligations.

(7)
Represents the amount committed under our non-qualified executive deferred compensation plan. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to the uncertainties in the timing around participant’s separation and any potential changes that participants may decide to make to the previous distribution elections.

(8)
Includes $20.8 million of employee-related retention commitments in connection with the retention program adopted at the time we entered into the Merger Agreement with Lam Research as well as the amount committed for accrued dividends payable of $13.8 million, substantially all of which are for the special cash dividend for the unvested restricted stock units as of the dividend record date as well as quarterly cash dividends from unvested restricted stock units granted with dividend equivalent rights. For additional details, refer to Note 8, “Equity and Long-term Incentive Compensation Plans.”

We have adopted a cash-based long-term incentive (“Cash LTI”) program for many of our employees as part of our employee compensation program. Cash LTI awards issued to employees under the Cash Long-Term Incentive Plan (“Cash LTI Plan”) generally vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a three or four-year period. In order to receive payments under the Cash LTI Plan, participants must remain employed by us as of the applicable award vesting date.
We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, we periodically sell certain letters of credit (“LCs”), without recourse, received from customers in payment for goods and services.
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Year ended June 30,
(In thousands)	2017	2016	2015
Receivables sold under factoring agreements	$152,509	$205,790	$137,285
Proceeds from sales of LCs	$48,780	$21,904	$6,920
 Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $25.3 million, of which $22.1 million had been issued as of June 30, 2017, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe and Asia.
We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our open inventory purchase commitments were approximately $432.8 million as of June 30, 2017 and are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
We provide standard warranty coverage on our systems for 40 hours per week for 12 months, providing labor and parts necessary to repair and maintain the systems during the warranty period. We account for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. The actual product performance and/or field expense profiles may differ, and in those cases we adjust our warranty accruals accordingly. The difference between the estimated and actual warranty costs tends to be larger for new product introductions as there is limited historical product performance to estimate warranty expense; our warranty charge estimates for more mature products with longer product performance histories tend to be more stable. Non-standard warranty coverage generally includes services incremental to the standard 40-hours per week coverage for 12 months. See Note 13, “Commitments and Contingencies” to the Consolidated Financial Statements for additional details.

Working Capital:
Working capital was $3.10 billion as of June 30, 2017, which was an increase of $233.3 million compared to our working capital as of June 30, 2016. As of June 30, 2017, our principal sources of liquidity consisted of $3.02 billion of cash, cash equivalents and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global and regional economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and our $500.0 million unfunded revolving credit facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.
Our credit ratings as of June 30, 2017 are summarized below:

Rating Agency	Rating
Fitch	BBB-
Moody’s	Baa2
Standard & Poor’s	BBB
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position and changes in our business strategy.
Off-Balance Sheet Arrangements
Under our foreign currency risk management strategy, we utilize derivative instruments to protect our earnings and cash flows from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed as an integral part of our overall risk management program, which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We continue our policy of hedging our current and forecasted foreign currency exposures with hedging instruments having tenors of up to 18 months (see Note 16, “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements for additional details). Our outstanding hedge contracts, with maximum remaining maturities of approximately ten months and seven months as of June 30, 2017 and 2016, respectively, were as follows:

	As of June 30,
(In thousands)	2017	2016
Cash flow hedge contracts
Purchase	$19,305	$7,591
Sell	$128,672	$91,793
Other foreign currency hedge contracts
Purchase	$165,563	$122,275
Sell	$118,504	$115,087

In October 2014, in anticipation of the issuance of the Senior Notes, we entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The objective of the Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The Rate Lock Agreements had a notional amount of $1.00 billion in aggregate which matured in the second quarter of the fiscal year ended June 30, 2015. We designated each of the Rate Lock Agreements as a qualifying hedging instrument and accounted for as a cash flow hedge, under which the effective portion of the gain or loss on the close out of the Rate Lock Agreements was initially recognized in accumulated other comprehensive income (loss) as a reduction of total stockholders’ equity and subsequently amortized into earnings as a component of interest expense over the term of the underlying debt. The ineffective portion, if any, was recognized in earnings immediately. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and we recorded the fair value of $7.5 million as a gain within accumulated other comprehensive income (loss) as of December 31, 2014. For the fiscal years ended June 30, 2017, 2016 and 2015, we recognized $0.8 million, $0.8 million and $0.5 million, respectively, for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. As of June 30, 2017, the unamortized portion of the fair value of the forward contracts for the rate lock agreements was $5.5 million. The cash proceeds of $7.5 million from the settlement of the Rate Lock Agreements were included in the cash flows from operating activities in the consolidated statements of cash flows for the fiscal year ended June 30, 2015 because the designated hedged item was classified as interest expense in the cash flows from operating activities in the consolidated statements of cash flows.
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
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of June 30, 2017. Actual results may differ materially.
As of June 30, 2017, we had an investment portfolio of fixed income securities of $2.10 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of June 30, 2017, the fair value of the portfolio would have declined by $21.9 million.
In November 2014, we issued $2.50 billion aggregate principal amount of fixed rate senior, unsecured long-term notes (collectively referred to as “Senior Notes”) due in various fiscal years ranging from 2018 to 2035. The fair market value of long-term fixed interest rate notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as interest rates fall and decrease as interest rates rise. As of June 30, 2017, the fair value and the book value of our Senior Notes were $2.67 billion and $2.50 billion, respectively. Additionally, the interest expense for the Senior Notes is subject to interest rate adjustments following a downgrade of our credit ratings below investment grade by the credit rating agencies. Following a rating change below investment grade, the stated interest rate for each series of Senior Notes may increase between 25 bps to 100 bps based on the adjusted credit rating. Refer to Note 7, “Debt” to the Consolidated Financial Statements in Part II, Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part II, Item 7 for additional details. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy. As of June 30, 2017, if our credit rating was downgraded below investment grade by Moody’s and S&P, the maximum potential increase to our annual interest expense on the Senior Notes, considering a 200 bps increase to the stated interest rate for each series of our Senior Notes, is estimated to be approximately $46.7 million.

In November 2014, we entered into $750.0 million aggregate principal amount of floating rate senior, unsecured prepayable term loans due in 2019 and a $500.0 million unfunded revolving credit facility. The interest rates for the term loans are based on LIBOR plus a fixed spread and this spread is subject to adjustment in conjunction with our credit rating downgrades or upgrades. The spread ranges from 100 bps to 175 bps based on the adjusted credit rating. The fair value of the term loans is subject to interest rate risk only to the extent of the fixed spread portion of the interest rates which does not fluctuate with change in interest rates. As of June 30, 2017, the difference between book value and fair value of our term loans was immaterial. We are also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the unfunded revolving credit facility which is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility, depending upon the then effective credit rating. As of June 30, 2017, if LIBOR-based interest rates increased by 100 bps, the change would increase our annual interest expense annually by approximately $4.0 million as it relates to our borrowings under the term loans. Additionally, as of June 30, 2017, if our credit rating was downgraded to be below investment grade, the maximum potential increase to our annual interest expense for the term loans and the revolving credit facility, using the highest range of the ranges discussed above, is estimated to be approximately $2.7 million.
See Note 4, “Marketable Securities” to the Consolidated Financial Statements in Part II, Item 8; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part II, Item 7; and Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K for a description of recent market events that may affect the value of the investments in our portfolio that we held as of June 30, 2017.
As of June 30, 2017, we had net forward and option contracts to sell $62.3 million in foreign currency in order to hedge certain currency exposures (see Note 16, “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements for additional details). If we had entered into these contracts on June 30, 2017, the U.S. dollar equivalent would have been $57.7 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $29.6 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our income or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KLA-TENCOR CORPORATION
Consolidated Balance Sheets

	As of June 30,
(In thousands, except par value)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,153,051	$1,108,488
Marketable securities	1,863,689	1,382,806
Accounts receivable, net	571,117	613,233
Inventories	732,988	698,635
Other current assets	71,221	64,870
Total current assets	4,392,066	3,868,032
Land, property and equipment, net	283,975	278,014
Goodwill	349,526	335,177
Deferred income taxes	291,967	302,219
Purchased intangibles, net	18,963	4,331
Other non-current assets	195,676	174,659
Total assets	$5,532,173	$4,962,432
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$147,380	$106,517
Deferred system profit	180,861	174,551
Unearned revenue	65,507	59,147
Current portion of long-term debt	249,983	—
Other current liabilities	649,431	662,208
Total current liabilities	1,293,162	1,002,423
Non-current liabilities:
Long-term debt	2,680,474	3,057,936
Unearned revenue	59,713	56,336
Other non-current liabilities	172,407	156,623
Total liabilities	4,205,756	4,273,318
Commitments and contingencies (Notes 13 and 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 261,654 and 260,619 shares issued, 156,840 and 155,955 shares outstanding, as of June 30, 2017 and June 30, 2016, respectively	157	156
Capital in excess of par value	529,126	452,818
Retained earnings	848,457	284,825
Accumulated other comprehensive income (loss)	(51,323)	(48,685)
Total stockholders’ equity	1,326,417	689,114
Total liabilities and stockholders’ equity	$5,532,173	$4,962,432
See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Operations

	Year ended June 30,
(In thousands, except per share amounts)	2017	2016	2015
Revenues:
Product	$2,703,934	$2,250,260	$2,125,396
Service	776,080	734,233	688,653
Total revenues	3,480,014	2,984,493	2,814,049
Costs and expenses:
Costs of revenues	1,287,547	1,163,391	1,215,229
Research and development	526,870	481,258	530,616
Selling, general and administrative	389,336	379,399	406,864
Loss on extinguishment of debt and other, net	—	—	131,669
Interest expense	122,476	122,887	106,009
Other expense (income), net	(19,461)	(20,634)	(10,469)
Income before income taxes	1,173,246	858,192	434,131
Provision for income taxes	247,170	153,770	67,973
Net income	$926,076	$704,422	$366,158
Net income per share:
Basic	$5.92	$4.52	$2.26
Diluted	$5.88	$4.49	$2.24
Cash dividends declared per share (including a special cash dividend of $16.50 per share declared during the three months ended December 31, 2014)	$2.14	$2.08	$18.50
Weighted-average number of shares:
Basic	156,468	155,869	162,282
Diluted	157,481	156,779	163,701

See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Comprehensive Income

	Year ended June 30,
(In thousands)	2017	2016	2015
Net income	$926,076	$704,422	$366,158
Other comprehensive income (loss):
Currency translation adjustments:
Change in currency translation adjustments	2,332	(3,898)	(20,740)
Change in income tax benefit or expense	(562)	1,399	8,086
Net change related to currency translation adjustments	1,770	(2,499)	(12,654)
Cash flow hedges:
Change in net unrealized gains or losses	10,138	(9,622)	13,745
Reclassification adjustments for net gains or losses included in net income	(3,222)	3,722	(6,615)
Change in income tax benefit or expense	(2,470)	2,122	(2,565)
Net change related to cash flow hedges	4,446	(3,778)	4,565
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	(1,534)	(4,552)	(147)
Available-for-sale securities:
Change in net unrealized gains or losses	(8,568)	3,549	(1,069)
Reclassification adjustments for net gains or losses included in net income	(191)	(312)	(2,119)
Change in income tax benefit or expense	1,439	(520)	1,122
Net change related to available-for-sale securities	(7,320)	2,717	(2,066)
Other comprehensive income (loss)	(2,638)	(8,112)	(10,302)
Total comprehensive income	$923,438	$696,310	$355,856
See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Stockholders’ Equity

	Common Stock and Capital in Excess of Par Value		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2014	165,448	$1,220,504	$2,479,113	$(30,271)	$3,669,346
Net income	—	—	366,158	—	366,158
Other comprehensive loss	—	—	—	(10,302)	(10,302)
Net issuance under employee stock plans	1,658	16,186	—	—	16,186
Repurchase of common stock	(9,255)	(26,891)	(581,965)	—	(608,856)
Cash dividends ($18.50 per share including a special cash dividend of $16.50 per share declared during the three months ended December 31, 2014) and dividend equivalents declared	—	(807,391)	(2,275,668)	—	(3,083,059)
Stock-based compensation expense	—	55,302	—	—	55,302
Tax benefit for equity awards	—	16,664	—	—	16,664
Balances as of June 30, 2015	157,851	474,374	(12,362)	(40,573)	421,439
Net income	—	—	704,422	—	704,422
Other comprehensive loss	—	—	—	(8,112)	(8,112)
Net issuance under employee stock plans	1,589	14,354	—	—	14,354
Repurchase of common stock	(3,445)	(10,049)	(165,694)	—	(175,743)
Cash dividends ($2.08 per share) and dividend equivalents declared	—	(82,295)	(241,541)	—	(323,836)
Stock-based compensation expense	—	45,050	—	—	45,050
Tax benefit for equity awards	—	11,540	—	—	11,540
Balances as of June 30, 2016	155,995	452,974	284,825	(48,685)	689,114
Net income	—	—	926,076	—	926,076
Other comprehensive loss	—	—	—	(2,638)	(2,638)
Net issuance under employee stock plans	1,088	26,132	—	—	26,132
Repurchase of common stock	(243)	(766)	(24,236)	—	(25,002)
Cash dividends ($2.14 per share) and dividend equivalents declared	—	—	(338,208)	—	(338,208)
Stock-based compensation expense	—	50,943	—	—	50,943
Balances as of June 30, 2017	156,840	$529,283	$848,457	$(51,323)	$1,326,417
See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Cash Flows

	Year Ended June 30,
(In thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$926,076	$704,422	$366,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,836	66,932	80,536
Asset impairment charges	358	1,396	2,126
Loss on extinguishment of debt and other, net	—	—	131,669
Non-cash stock-based compensation expense	50,943	45,050	55,302
Deferred income taxes	4,007	19,804	(24,245)
Excess tax benefit from equity awards	—	(11,936)	(15,403)
Net gain on sales of marketable securities and other investments	(1,207)	(5,887)	(2,119)
Changes in assets and liabilities, net of business acquisition:
Decrease (increase) in accounts receivable, net	39,898	(8,292)	(118,520)
Decrease (increase) in inventories	(46,433)	(67,579)	27,500
Decrease (increase) in other assets	(26,596)	14,613	11,135
Increase in accounts payable	40,100	3,109	848
Increase in deferred system profit	6,310	25,860	768
Increase (decrease) in other liabilities	28,373	(27,796)	90,151
Net cash provided by operating activities	1,079,665	759,696	605,906
Cash flows from investing activities:
Acquisition of non-marketable securities	(3,430)	—	—
Business acquisition, net of cash acquired	(28,560)	—	—
Capital expenditures, net	(38,594)	(31,741)	(45,791)
Proceeds from sale of assets	2,947	7,076	—
Purchases of available-for-sale securities	(1,626,983)	(1,175,720)	(1,731,551)
Proceeds from sale of available-for-sale securities	434,873	737,817	1,993,396
Proceeds from maturity of available-for-sale securities	699,293	602,446	699,108
Purchases of trading securities	(97,525)	(68,378)	(60,808)
Proceeds from sale of trading securities	97,093	73,187	63,867
Net cash provided by (used in) investing activities	(560,886)	144,687	918,221
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	—	—	3,224,906
Repayment of debt	(130,000)	(135,000)	(916,117)
Issuance of common stock	45,359	38,298	47,008
Tax withholding payments related to vested and released restricted stock units	(19,169)	(23,942)	(30,229)
Common stock repurchases	(25,002)	(181,711)	(602,888)
Payment of dividends to stockholders	(343,993)	(346,283)	(3,041,055)
Excess tax benefit from equity awards	—	11,936	15,403
Net cash used in financing activities	(472,805)	(636,702)	(1,302,972)
Effect of exchange rate changes on cash and cash equivalents	(1,411)	2,782	(13,991)
Net increase in cash and cash equivalents	44,563	270,463	207,164
Cash and cash equivalents at beginning of period	1,108,488	838,025	630,861
Cash and cash equivalents at end of period	$1,153,051	$1,108,488	$838,025
Supplemental cash flow disclosures:
Income taxes paid, net	$234,053	$105,187	$69,681
Interest paid	$119,998	$120,433	$92,982
Non-cash activities:
Purchase of land, property and equipment - investing activities	$3,299	$2,035	$1,843
Business acquisition holdback amounts- investing activities	$5,318	$—	$—
Unsettled common stock repurchase - financing activities	$—	$—	$5,968
Dividends payable - financing activities	$13,772	$19,556	$42,002
See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Notes to Consolidated Financial Statements
NOTE 1— DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business and Principles of Consolidation. KLA-Tencor Corporation (“KLA-Tencor” or the “Company”) is a leading supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. KLA-Tencor’s broad portfolio of inspection and metrology products, and related service, software and other offerings primarily supports integrated circuit, which is referred to as an “IC” or “chip,” manufacturers throughout the entire semiconductor fabrication process, from research and development to final volume production. KLA-Tencor provides leading-edge equipment, software and support that enable IC manufacturers to identify, resolve and manage significant advanced technology manufacturing process challenges and obtain higher finished product yields at lower overall cost. In addition to serving the semiconductor industry, KLA-Tencor also provides a range of technology solutions to a number of other high technology industries, including the advanced packaging, light emitting diode (“LED”), power devices, compound semiconductor, and data storage industries, as well as general materials research. Headquartered in Milpitas, California, KLA-Tencor has subsidiaries both in the United States and in key markets throughout the world.
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
Allowance for Doubtful Accounts. A majority of the Company’s accounts receivable are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, the Company performs ongoing credit evaluations of its customers’ financial condition. An allowance for doubtful accounts is maintained for probable credit losses based upon the Company’s assessment of the expected collectibility of the accounts receivable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance.
Property and Equipment. Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation of property and equipment is based on the straight-line method over the estimated useful lives of the assets. The following table sets forth the estimated useful life for various asset categories:

Asset Category	Range of Useful Lives
Buildings	30 to 35 years
Leasehold improvements	Shorter of 15 years or lease term
Machinery and equipment	2 to 5 years
Office furniture and fixtures	7 years
Construction-in-process assets are not depreciated until the assets are placed in service. Depreciation expense for the fiscal years ended June 30, 2017, 2016 and 2015 was $49.1 million, $52.6 million and $55.8 million, respectively.
Goodwill and Purchased Intangible Assets. KLA-Tencor assesses goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived purchased intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. See Note 6, “Goodwill and Purchased Intangible Assets” for additional details.
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
A majority of the Company’s accounts receivable are derived from sales to large multinational semiconductor manufacturers located throughout the world, with a majority located in Asia. In recent years, the Company’s customer base has become increasingly concentrated due to corporate consolidations, acquisitions and business closures, and to the extent that these customers experience liquidity issues in the future, the Company may be required to incur additional bad debt expense with respect to trade receivables. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral to secure accounts receivable. The Company maintains an allowance for potential credit losses based upon expected collectibility risk of all accounts receivable. In addition, the Company may utilize letters of credit or non-recourse factoring to mitigate credit risk when considered appropriate.
The Company is exposed to credit loss in the event of non-performance by counterparties on the foreign exchange contracts that the Company uses in hedging activities and in certain factoring transactions. These counterparties are large international financial institutions, and to date no such counterparty has failed to meet its financial obligations to the Company under such contracts.
The following customers each accounted for more than 10% of total revenues for the indicated periods:

Year ended June 30,
2017	2016	2015
Samsung Electronics Co., Ltd.	Micron Technology, Inc.	Intel Corporation
Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited	Samsung Electronics Co., Ltd.
		Taiwan Semiconductor Manufacturing Company Limited
The following customers each accounted for more than 10% of net accounts receivable as of the dates indicated below:

As of June 30,
2017	2016
Samsung Electronics Co., Ltd.	SK Hynix, Inc.
Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited
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
The Company’s manufacturing subsidiaries in Singapore, Israel and Germany use the U.S. dollar as their functional currency. Accordingly, monetary assets and liabilities in non-functional currency of these subsidiaries are remeasured using exchange rates in effect at the end of the period. Revenues and costs in local currency are remeasured using average exchange rates for the period, except for costs related to those balance sheet items that are remeasured using historical exchange rates. The resulting remeasurement gains and losses are included in the Consolidated Statements of Operations as incurred.
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
All of the Company’s derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments adjusted for risk of counterparty non-performance. For derivative instruments designated and qualifying as cash flow hedges of forecasted foreign currency denominated transactions expected to occur within twelve to eighteen months, the effective portion of the gain or loss on these hedges is reported as a component of “Accumulated other comprehensive income (loss)” in stockholders’ equity, and is reclassified into earnings when the hedged transaction affects earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is (or becomes) ineffective, the gain or loss on the associated financial instrument is recorded immediately in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gains or losses on these hedges are recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.

Warranty. The Company provides standard warranty coverage on its systems for 40 hours per week for 12 months, providing labor and parts necessary to repair and maintain the systems during the warranty period. The Company accounts for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, the Company calculates the average service hours and parts expense per system and applies the actual labor and overhead rates to determine the estimated warranty charge. The Company updates these estimated charges on a regular basis. The actual product performance and/or field expense profiles may differ, and in those cases the Company adjusts its warranty accruals accordingly (see Note 13, “Commitments and Contingencies”).
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
The Company enters into volume purchase agreements with some of its customers. The Company accrues the estimated credits earned by its customers for such incentives, and in situations when the credit levels vary depending upon sales volume, the Company updates its accrual based on the amount that the Company estimates will be purchased pursuant to the volume purchase agreements. Accruals for customer credits are recorded as an offset to revenue or deferred revenue.
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
Accounting for Stock-Based Compensation Plans. The Company accounts for stock-based awards granted to employees for services based on the fair value of those awards. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value for restricted stock units granted without “dividend equivalent” rights is determined using the closing price of the Company’s common stock on the grant date, adjusted to exclude the present value of dividends which are not accrued on the restricted stock units. The fair value for restricted stock units granted with “dividend equivalent” rights is determined using the closing price of the Company’s common stock on the grant date. The award holder is not entitled to receive payments under dividend equivalent rights unless the associated restricted stock unit award vests (i.e., the award holder is entitled to receive credits, payable in cash or shares of the Company’s common stock, equal to the cash dividends that would have been received on the shares of common stock underlying the restricted stock units had the shares been issued and outstanding on the dividend record date, but such dividend equivalents are only paid subject to the recipient satisfying the vesting requirements of the underlying award). Additionally, the Company estimates forfeitures based on historical experience and revises those estimates in subsequent periods if actual forfeitures differ from the estimated amounts. The fair value is determined using a Black-Scholes valuation model for purchase rights under the Employee Stock Purchase Plan. The Black-Scholes option-pricing model requires the input of assumptions, including the option’s expected term and the expected price volatility of the underlying stock. The expected stock price volatility assumption is based on the market-based historical implied volatility from traded options of the Company’s common stock.
Accounting for Cash-Based Long-Term Incentive Compensation. Cash-based long-term incentive (“Cash LTI”) awards issued to employees under the Company’s Cash LTI program vests in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date. Compensation expense related to the Cash LTI awards is recognized over the vesting term, which is adjusted for the impact of estimated forfeitures.
Accounting for Non-qualified Deferred Compensation Plan. The Company has a non-qualified deferred compensation plan (known as “Executive Deferred Savings Plan”) under which certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds, and the participants remain general creditors of the Company. The Company invests these funds in certain mutual funds and such investments are classified as trading securities in the consolidated balance sheets. Distributions from the Executive Deferred Savings Plan commence following a participant’s retirement or termination of employment or on a specified date allowed per the Executive Deferred Savings Plan provisions, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. Participants can generally elect the distributions to be paid in lump sum or quarterly cash payments over a scheduled period for up to 15 years and are allowed to make subsequent changes to their existing elections as permissible under the Executive Deferred Savings Plan provisions. The liability associated with the Executive Deferred Savings Plan is included as a component of other current liabilities in the consolidated balance sheets. Changes in the Executive Deferred Savings Plan liability is recorded in selling, general and administrative expense in the consolidated statements of operations. The expense (benefit) associated with changes in the liability included in selling, general and administrative expense was $20.9 million, $(0.8) million and $10.4 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively. The Company also has a deferred compensation asset that corresponds to the liability under the Executive Deferred Savings Plan and it is included as a component of other non-current assets in the consolidated balance sheets. Changes in the Executive Deferred Savings Plan assets are recorded as gains (losses), net in selling, general and administrative expense in the consolidated statements of operations. The amount of net gains included in selling, general and administrative expense were $20.8 million, $0.1 million and $10.4 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.
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
Net Income Per Share. Basic net income per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of restricted stock units and options is reflected in diluted net income per share by application of the treasury stock method. The dilutive securities are excluded from the computation of diluted net loss per share when a net loss is recorded for the period as their effect would be anti-dilutive.
Contingencies and Litigation. The Company is subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. The Company accrues a liability and recognizes as expense the estimated costs expected to be incurred over the next twelve months to defend or settle asserted and unasserted claims existing as of the balance sheet date. See Note 13, “Commitments and Contingencies” and Note 14, “Litigation and Other Legal Matters” for additional details.
Reclassifications. Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. The reclassifications had no effect on the Consolidated Statements of Operations, Comprehensive Income, Stockholder’s Equity and Cash Flows.
Recent Accounting Pronouncements
Recently Adopted
In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update for customer’s cloud based fees. The guidance changes what a customer must consider in determining whether a cloud computing arrangement contains a software license. If the arrangement contains a software license, the customer would account for the fees related to the software license element in accordance with guidance related to internal use software; if the arrangement does not contain a software license, the customer would account for the arrangement as a service contract. The Company adopted this update beginning in the first quarter of its fiscal year ended June 30, 2017 on a prospective basis and there was no impact of adoption on its consolidated financial statements.

In September 2015, the FASB issued an accounting standard update on simplifying the accounting for measurement-period adjustments for business combinations. This standard requires an acquirer in a business combination to recognize an impact of a measurement period adjustment in the reporting period in which the adjustment amounts are determined, rather than retrospectively adjusting previously reported amounts. The standard is effective for the Company beginning in the first quarter of its fiscal year ended June 30, 2017.  The Company adopted the standard in the fiscal year ended June 30, 2017 and there was no impact of adoption on its consolidated financial statements.
In March 2016, the FASB issued an accounting standard update to simplify certain aspects of share-based payment awards to employees, including the accounting for income taxes, an option to recognize gross stock-based compensation expense with actual forfeitures recognized as they occur and statutory tax withholding requirements, as well as certain classifications in the statement of cash flows. The update is effective for the Company beginning in the first quarter of its fiscal year ending June 30, 2018, with early adoption permitted and all of the guidance must be adopted in the same period. However, the Company elected to early-adopt this standard update beginning in the first quarter of its fiscal year ended June 30, 2017.
Impact to Consolidated Statements of Operations
The primary impact of adopting the standard update is a change in the recording of the excess tax benefits or deficiencies from share-based payments. Before adoption, the Company recognized the excess tax benefits or deficiencies related to stock-based compensation as a credit or charge to additional paid-in capital (“APIC”) in the Company’s Consolidated Balance Sheets. Under the standard update, these excess tax benefits or deficiencies are recognized as a discrete tax benefit or discrete tax expense in the income tax provision in the Company’s Consolidated Statement of Operations. For the fiscal year ended June 30, 2017, the Company recognized a discrete tax benefit of $6.6 million related to net excess tax benefits mainly from stock-based compensation and dividend equivalents. The standard update requires companies to adopt the amendment related to accounting for excess tax benefits or deficiencies on a prospective basis only and as a result, prior periods were not retrospectively adjusted.
Impact to Consolidated Statements of Cash Flows
In addition to the income tax consequence as described above, the standard update for share-based payment requires that cash flows from excess tax benefits related to share-based payments be reported as operating activities in the Consolidated Statements of Cash Flows. Previously, cash flows from excess tax benefit related to share-based payments were reported as financing activities. The standard update allows for two methods of adoption which are prospective or retrospective application. The Company elected to adopt this amendment on a prospective basis and as a result, prior periods were not retrospectively adjusted.
Updates Not Yet Effective
In May 2014, the FASB issued an accounting standard update regarding revenue from customer contracts to transfer goods and services or non-financial assets unless the contracts are covered by other standards (for example, insurance or lease contracts). Under the new guidance, an entity should recognize revenue in connection with the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard is effective for the Company beginning in the first quarter of its fiscal year ending June 30, 2019 with early adoption permitted beginning in the first quarter of its fiscal year ending June 30, 2018. The new standard may be applied retrospectively to each prior period presented (“full retrospective transition method”) or retrospectively with the cumulative effect recognized as of the date of adoption (“modified retrospective transition method”). The FASB has also issued several amendments to the standard since its initial issuance. The Company intends to adopt the new standard in the first quarter of its fiscal year ending June 30, 2019 and elected a modified retrospective transition method to be applied to completed and incomplete contracts as of adoption date.
To address the significant implementation requirements of the accounting standard update, the Company has established a revenue project steering committee and cross-functional implementation team for the implementation of the standard, including a review of all significant revenue arrangements to identify any differences in the timing, measurement, presentation of revenue recognition including new disclosure requirements.

The Company has completed its preliminary assessment of the potential impact that the implementation of this new standard will have on its consolidated financial statements and believes the most significant impact may include the following:

•
The Company will account for the standard 12-month warranty for a majority of its products that is not separately paid for by the customers as a performance obligation since the Company provides for necessary repairs as well as preventive maintenance services for such products. The estimated fair value of the service will be deferred and recognized ratably as revenue over the warranty period.

•
The Company will generally recognize revenue for its products at a point of time based on judgment of whether or not the Company has satisfied its performance obligation by transferring control of the product to the customer. In evaluating whether or not control has been transferred to the customer, the Company will consider whether or not certain indicators have been met. Not all of the indicators need to be met for the Company to conclude that control has transferred to the customer. The Company will be required to use significant judgment to evaluate whether or not the factors indicate that the customer has obtained control of the product and the following factors will be considered in evaluating whether or not control has transferred to the customer: the Company has a present right to payment; the customer has legal title; the customer has physical possession; the customer has significant risk and rewards of ownership; and the customer has accepted the product, or whether customer acceptance is considered a formality based on history of acceptance of similar products.

•
The Company will recognize revenue for software licenses at the time of delivery since the Vendor Specific Objective Evidence (“VSOE”) requirement for undelivered element such as post-contract support is eliminated and companies are allowed to use established or best estimate selling price for the undelivered element to allocate and defer the revenue. As a result, the Company will recognize as revenue a portion of the sales price upon delivery of the software, compared to the current practice of recognizing the entire sales price ratably over the term of the service contract due to the lack of VSOE.

The Company will continue to assess the impact of the new standard, including potential changes to the accounting policies, business processes, systems and internal controls over financial reporting and its preliminary assessment of the impact is subject to change.
In July 2015, the FASB issued an accounting standard update for the subsequent measurement of inventory. The amended guidance requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The requirement would replace the current lower of cost or market evaluation and the accounting guidance is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. The update is effective for the Company beginning in the first quarter of the Company’s fiscal year ending June 30, 2018 and should be applied prospectively with early adoption permitted as of the beginning of an interim or annual reporting period. The Company does not expect that this accounting standard update will have a material effect on its consolidated financial statements upon adoption.
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
In January 2017, the FASB issued an accounting standard on clarifying the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for the Company for its fiscal year ending June 30, 2019.  The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
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
In May 2017, the FASB issued an accounting standard update regarding stock compensation that provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting in order to reduce diversity in practice and reduce complexity.   The update is effective for the Company beginning in the first quarter of the Company’s fiscal year ending June 30, 2019 and should be applied prospectively with early adoption permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.
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
The Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy as of June 30, 2017, because they were valued using quoted market prices, broker/dealer quotes or alternative pricing sources with observable levels of price transparency. As of June 30, 2017, the types of instruments valued based on quoted market prices in active markets included money market funds, U.S. Treasury securities and certain U.S. Government agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
As of June 30, 2017, the types of instruments valued based on other observable inputs included corporate debt securities, sovereign securities and certain U.S. Government agency securities . The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
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

    Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on the Company’s Consolidated Balance Sheet as follows:

As of June 30, 2017 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
Corporate debt securities	$76,472	$—	$76,472
Money market funds and other	616,039	616,039	—
U.S. Government agency securities	117,417	—	117,417
Sovereign securities	10,050	—	10,050
Marketable securities:
Corporate debt securities	1,042,723	—	1,042,723
Sovereign securities	42,515	—	42,515
U.S. Government agency securities	391,409	368,121	23,288
U.S. Treasury securities	373,299	373,299	—
Total cash equivalents and marketable securities(1)	2,669,924	1,357,459	1,312,465
Other current assets:
Derivative assets	5,931	—	5,931
Other non-current assets:
Executive Deferred Savings Plan	182,150	136,145	46,005
Total financial assets(1)	$2,858,005	$1,493,604	$1,364,401
Liabilities
Other current liabilities:
Derivative liabilities	$(1,275)	$—	$(1,275)
Total financial liabilities	$(1,275)	$—	$(1,275)
__________________
(1) Excludes cash of $307.4 million held in operating accounts and time deposits of $39.4 million as of June 30, 2017.

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on the Company’s Consolidated Balance Sheet as follows:

As of June 30, 2016 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
Corporate debt securities	$20,569	$—	$20,569
Money market funds and other	626,156	626,156	—
U.S. Treasury securities	68,748	68,748	—
Marketable securities:
Corporate debt securities	657,905	—	657,905
Municipal securities	5,016	—	5,016
Sovereign securities	41,257	6,426	34,831
U.S. Government agency securities	405,705	385,731	19,974
U.S. Treasury securities	258,754	258,754	—
Total cash equivalents and marketable securities(1)	2,084,110	1,345,815	738,295
Other current assets:
Derivative assets	1,095	—	1,095
Other non-current assets:
Executive Deferred Savings Plan	162,160	106,149	56,011
Total financial assets(1)	$2,247,365	$1,451,964	$795,401
Liabilities
Other current liabilities:
Derivative liabilities	$(11,647)	$—	$(11,647)
Total financial liabilities	$(11,647)	$—	$(11,647)
__________________
(1) Excludes cash of $330.1 million held in operating accounts and time deposits of $77.1 million as of June 30, 2016.
There were no transfers between Level 1 and Level 2 fair value measurements during the fiscal year ended June 30, 2017 or 2016. The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of June 30, 2017 or 2016.

NOTE 3 — FINANCIAL STATEMENT COMPONENTS
Consolidated Balance Sheets

	As of June 30,
(In thousands)	2017	2016
Accounts receivable, net:
Accounts receivable, gross	$592,753	$634,905
Allowance for doubtful accounts	(21,636)	(21,672)
	$571,117	$613,233
Inventories:
Customer service parts	$245,172	$234,712
Raw materials	240,389	208,689
Work-in-process	193,026	187,733
Finished goods	54,401	67,501
	$732,988	$698,635
Other current assets:
Prepaid expenses	$36,146	$37,127
Income tax related receivables	22,071	18,190
Other current assets	13,004	9,553
	$71,221	$64,870
Land, property and equipment, net:
Land	$40,617	$40,603
Buildings and leasehold improvements	319,306	313,239
Machinery and equipment	551,277	507,378
Office furniture and fixtures	21,328	21,737
Construction-in-process	4,597	5,286
	937,125	888,243
Less: accumulated depreciation and amortization	(653,150)	(610,229)
	$283,975	$278,014
Other non-current assets:
Executive Deferred Savings Plan	$182,150	$162,160
Other non-current assets	13,526	12,499
	$195,676	$174,659
Other current liabilities:
Executive Deferred Savings Plan	$183,603	$162,289
Compensation and benefits	172,707	224,496
Customer credits and advances	95,188	81,994
Interest payable	19,396	19,395
Warranty	45,458	34,773
Income taxes payable	17,040	27,964
Other accrued expenses	116,039	111,297
	$649,431	$662,208
Other non-current liabilities:
Pension liabilities	$72,801	$69,418
Income taxes payable	68,439	50,365
Other non-current liabilities	31,167	36,840
	$172,407	$156,623

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (“OCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of June 30, 2017	$(30,654)	$(3,869)	$5,221	$(22,021)	$(51,323)

Balance as of June 30, 2016	$(32,424)	$3,451	$775	$(20,487)	$(48,685)

The effects on net income of amounts reclassified from accumulated OCI to the Consolidated Statements of Operations for the indicated periods were as follows (in thousands):

	Location in the Consolidated Statements of Operations	Year ended June 30,
Accumulated OCI Components		2017	2016
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$2,846	$(2,926)
	Costs of revenues	(378)	(1,551)
	Interest expense	754	755
	Net gains reclassified from accumulated OCI	$3,222	$(3,722)

Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$191	$312
The amounts reclassified out of accumulated OCI related to the Company’s defined benefit pension plans, which were recognized as a component of net periodic cost for the fiscal years ended June 30, 2017 and 2016 were $1.9 million and $1.4 million, respectively. For additional details, refer to Note 11, “Employee Benefit Plans.”
Consolidated Statements of Operations

	Year ended June 30,
(In thousands)	2017	2016	2015
Other expense (income), net:
Interest income	$(23,270)	$(14,507)	$(12,545)
Foreign exchange losses, net	641	1,235	1,764
Net realized gains on sale of investments	(191)	(311)	(2,119)
Other	3,359	(7,051)	2,431
	$(19,461)	$(20,634)	$(10,469)

NOTE 4 — MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of June 30, 2017 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$1,120,548	$598	$(1,951)	$1,119,195
Money market funds and other	616,039	—	—	616,039
Sovereign securities	52,621	—	(56)	52,565
U.S. Government agency securities	510,553	62	(1,789)	508,826
U.S. Treasury securities	374,676	52	(1,429)	373,299
Subtotal	2,674,437	712	(5,225)	2,669,924
Add: Time deposits(1)	39,389	—	—	39,389
Less: Cash equivalents	845,639	—	(15)	845,624
Marketable securities	$1,868,187	$712	$(5,210)	$1,863,689

As of June 30, 2016 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$676,259	$2,372	$(157)	$678,474
Money market funds and other	626,156	—	—	626,156
Municipal securities	5,014	2	—	5,016
Sovereign securities	41,224	38	(5)	41,257
U.S. Government agency securities	404,889	830	(14)	405,705
U.S. Treasury securities	326,321	1,181	—	327,502
Subtotal	2,079,863	4,423	(176)	2,084,110
Add: Time deposits(1)	77,131	—	—	77,131
Less: Cash equivalents	778,451	1	(17)	778,435
Marketable securities	$1,378,543	$4,422	$(159)	$1,382,806
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

As of June 30, 2017 (In thousands)	Fair Value	Gross Unrealized Losses(1)
Corporate debt securities	$716,934	$(1,940)
U.S. Government agency securities	328,868	(1,786)
U.S. Treasury securities	324,555	(1,429)
Sovereign securities	42,515	(55)
Total	$1,412,872	$(5,210)
 __________________

(1)	As of June 30, 2017, the amount of total gross unrealized losses related to investments that had been in a continuous loss position for 12 months or more was immaterial.

The contractual maturities of securities classified as available-for-sale, regardless of their classification on the Company’s Consolidated Balance Sheet, as of the date indicated below were as follows:

As of June 30, 2017 (In thousands)	Amortized Cost	Fair Value
Due within one year	$661,679	$661,184
Due after one year through three years	1,206,508	1,202,505
	$1,868,187	$1,863,689
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains on available for sale securities for the fiscal years ended June 30, 2017, 2016 and 2015 were $0.4 million, $0.9 million and $2.4 million, respectively. Realized losses on available for sale securities were immaterial for all years presented.

NOTE 5 - BUSINESS COMBINATION

On June 9, 2017, the Company completed the acquisition of the outstanding shares of a privately-held company that designs and manufactures optical profilers and defect inspection systems for advanced semiconductor packaging, LED and data storage industries, for total purchase consideration of $36.9 million, including cash paid of $31.6 million at closing. The remaining acquisition holdback amount of $5.3 million will be paid before the end of calendar year 2017. The primary reason for the acquisition is to expand the Company’s portfolio of products.

The following table represents the preliminary purchase price allocation and summarizes the aggregate estimated fair value of the net assets acquired on the closing date of the acquisition:

(In thousands)	Preliminary Purchase Price Allocation
Intangible assets	$17,660
Goodwill	14,280
Assets acquired (including cash and marketable securities of $3.2 million)	6,294
Liabilities assumed	(1,334)
Fair value of net assets acquired	$36,900

The operating results of the acquired entity have been included in the Company’s consolidated financial statements for the fiscal year ending June 30, 2017. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The $14.3 million of goodwill was assigned to the Global Service and Support (“GSS”), and the Other reporting units. None of the goodwill recognized is deductible for income tax purposes.

NOTE 6 — GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the current and prior business combinations. The Company has four reporting units: Wafer Inspection, Patterning, GSS, and Others. The following table presents goodwill balances and the movements by reporting unit during the fiscal years ended June 30, 2017 and 2016:

(In thousands)	Wafer Inspection		Patterning		GSS	Others		Total
Balance as of June 30, 2015	$332,783	(1)	$2,480	(2)	$—	$—		$335,263
Goodwill reallocation	(51,671)	(3)	50,775	(3)	—	896	(3)	—
Foreign currency adjustment	(86)		—		—	—		(86)
Balance as of June 30, 2016	281,026		53,255		—	896		335,177
Acquired goodwill	—		—		2,856	11,424		14,280
Foreign currency adjustment	69		—		—	—		69
Balance as of June 30, 2017	$281,095		$53,255		$2,856	$12,320		$349,526
__________________

(1)
The balance as of June 30, 2015, reflects goodwill for the Defect Inspection reporting unit under the old reporting structure which was renamed as Wafer Inspection under a new reporting structure after certain components were allocated out.

(2)
The balance as of June 30, 2015, reflects goodwill for the Metrology reporting unit under the old reporting structure which was renamed as Patterning under a new reporting structure after certain components were allocated in.

(3)
The Company made certain organizational changes and consolidated its product division effective in the first quarter of fiscal 2016. The reorganization resulted in the reallocation of certain goodwill balances as noted above.

Goodwill is net of accumulated impairment losses of $277.6 million, which were recorded prior to the fiscal year ended June 30, 2014. The acquired goodwill during the fiscal year ended June 30, 2017 resulted from the acquisition of certain assets and liabilities of a privately-held company. See Note 5 “Business Combination” for additional details.
The Company performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2016 during the three months ended December 31, 2016 and concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of key factors including change in industry and competitive environment, market capitalization, stock price, earnings multiples, budgeted-to-actual revenue performance from prior year, gross margin and cash flow from operating activities. As such, it was not necessary to perform the two-step quantitative goodwill impairment test at that time. In addition, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed in the second quarter of the fiscal year ended June 30, 2017. The next annual assessment of goodwill by reporting unit is scheduled to be performed in the second quarter of the fiscal year ending June 30, 2018.
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of June 30, 2017			As of June 30, 2016
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$157,259	$140,346	$16,913	$141,659	$138,160	$3,499
Trade name/Trademark	7 years	20,993	19,902	1,091	19,893	19,743	150
Customer relationships	7-8 years	55,680	54,959	721	54,980	54,298	682
Backlog	<1 year	260	22	238	—	—	—
Total		$234,192	$215,229	$18,963	$216,532	$212,201	$4,331
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

For the fiscal years ended June 30, 2017, 2016 and 2015, amortization expense for purchased intangible assets was $3.0 million, $7.6 million and $15.8 million, respectively. The increase in the gross carrying value resulted from the acquisition of a privately-held company. See Note 5 “Business Combination” for additional details. Based on the intangible assets recorded as of June 30, 2017, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2018	$4,172
2019	2,409
2020	2,409
2021	2,409
2022	2,409
Thereafter	5,155
Total	$18,963

NOTE 7 — DEBT
The following table summarizes the debt of the Company as of June 30, 2017 and June 30, 2016:

	As of June 30, 2017		As of June 30, 2016
	Amount (in thousands)	Effective Interest Rate	Amount (in thousands)	Effective Interest Rate
Fixed-rate 2.375% Senior notes due on November 1, 2017	$250,000	2.396%	$250,000	2.396%
Fixed-rate 3.375% Senior notes due on November 1, 2019	250,000	3.377%	250,000	3.377%
Fixed-rate 4.125% Senior notes due on November 1, 2021	500,000	4.128%	500,000	4.128%
Fixed-rate 4.650% Senior notes due on November 1, 2024(1)	1,250,000	4.682%	1,250,000	4.682%
Fixed-rate 5.650% Senior notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Term loans	446,250	2.137%	576,250	1.714%
Total debt	2,946,250		3,076,250
Unamortized discount	(2,901)		(3,312)
Unamortized debt issuance costs	(12,892)		(15,002)
Total debt	$2,930,457		$3,057,936

Reported as:
Current portion of long-term debt	$249,983		$—
Long-term debt	2,680,474		3,057,936
Total debt	$2,930,457		$3,057,936
__________________

(1)
The effective interest rate disclosed above for this series of Senior Notes excludes the impact of the treasury rate lock hedge discussed below. The effective interest rate including the impact of the treasury rate lock hedge was 4.626%.

As of June 30, 2017, future principal payments for the long-term debt are summarized as follows.

Fiscal year ending June 30,	Amount (In thousands)
2018	$250,000
2019	—
2020	696,250
2021	—
2022	500,000
Thereafter	1,500,000
Total payments	$2,946,250
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
The original discount on the Senior Notes amounted to $4.0 million and is being amortized over the life of the debt. Interest is payable semi-annually on May 1 and November 1 of each year. The debt indenture (the “Indenture”) includes covenants that limit the Company’s ability to grant liens on its facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted. As of June 30, 2017, the Company was in compliance with all of its covenants under the Indenture associated with the Senior Notes.
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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of June 30, 2017 and June 30, 2016 was approximately $2.67 billion and $2.68 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.

Credit Facility (Term Loans and Unfunded Revolving Credit Facility):
In November 2014, the Company entered into $750.0 million of five-year senior unsecured prepayable term loans and a $500.0 million unfunded revolving credit facility (collectively, the “Credit Facility”) under the Credit Agreement (the “Credit Agreement”). The interest under the Credit Facility will be payable on the borrowed amounts at the London Interbank Offered Rate (“LIBOR”) plus a spread, which is currently 125 bps, and this spread is subject to adjustment in conjunction with the Company’s credit rating downgrades or upgrades. The spread ranges from 100 bps to 175 bps based on the Company’s then effective credit rating. The Company is also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the revolving credit facility, which is also subject to an adjustment in conjunction with the Company’s credit rating downgrades or upgrades by Moody’s and S&P. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility, depending upon the then effective credit rating. Principal payments with respect to the term loans will be made on the last day of each calendar quarter, and any unpaid principal balance of the term loans, including accrued interest, shall be payable on November 14, 2019 (the “Maturity Date”). The Company may prepay the term loans and unfunded revolving credit facility at any time without a prepayment penalty. During the year ended June 30, 2017, the Company made term loan principal payments of $130.0 million. The remaining term loan balance of $446.3 million as of June 30, 2017 is due in the fiscal quarter ending December 31, 2019.
The Credit Facility requires the Company to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, the Company is required to maintain the maximum leverage ratio as described in the Credit Agreement on a quarterly basis of 3.00 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter.
The Company was in compliance with the financial covenants under the Credit Agreement as of June 30, 2017 and had no outstanding borrowings under the unfunded revolving credit facility.
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
NOTE 8 — EQUITY AND LONG-TERM INCENTIVE COMPENSATION PLANS
Equity Incentive Program
As of June 30, 2017, the Company had two plans under which the Company was able to issue equity incentive awards, such as restricted stock units and stock options, to its employees, consultants and members of its Board of Directors: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 1998 Director Plan (the “Outside Director Plan”).
2004 Plan:
The 2004 Plan provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock units, performance shares, performance units and deferred stock units to the Company’s employees, consultants and members of its Board of Directors. As of June 30, 2017, 3.1 million shares were available for issuance under the 2004 Plan.
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

Outside Director Plan
The Outside Director Plan only permits the issuance of stock options to the non-employee members of the Board of Directors. As of June 30, 2017, 1.7 million shares were available for grant under the Outside Director Plan.
Equity Incentive Plans - General Information
The following table summarizes the combined activity under the Company’s equity incentive plans for the indicated periods:

(In thousands)	Available For Grant
Balances as of June 30, 2014	8,804
Restricted stock units granted(1)(3)	(1,191)
Restricted stock units canceled(1)	196
Options canceled/expired/forfeited	11
Plan shares expired(2)	(10)
Balances as of June 30, 2015(4)	7,810
Restricted stock units granted(1)(3)	(1,541)
Restricted stock units canceled(1)	509
Balances as of June 30, 2016	6,778
Restricted stock units granted(1)(3)	(2,169)
Restricted stock units canceled(1)	101
Balances as of June 30, 2017	4,710
__________________

(1)	The number of restricted stock units reflects the application of the award multiplier as described above (1.8x or 2.0x depending on the grant date of the applicable award).

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

(3)
Includes restricted stock units granted to senior management with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of June 30, 2017, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria had been satisfied. Therefore, this line item includes all performance-based restricted stock units granted during the fiscal year, reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (84 thousand shares, 0.7 million shares and 0.6 million shares for the fiscal years ended June 30, 2017, 2016 and 2015, respectively, after application of the 1.8x or 2.0x multiplier described above).

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

The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. For restricted stock units granted without “dividend equivalent” rights, fair value is calculated using the closing price of the Company’s common stock on the grant date, adjusted to exclude the present value of dividends which are not accrued on those restricted stock units. The fair value for restricted stock units granted with “dividend equivalent” rights is determined using the closing price of the Company’s common stock on the grant date. As of June 30, 2017, the Company accrued $13.8 million of dividends payable, which included both a special cash dividend and quarterly cash dividends for the unvested restricted stock units outstanding as of the dividend record date. The fair value for purchase rights under the Company’s Employee Stock Purchase Plan is determined using a Black-Scholes valuation model.

The following table shows pre-tax stock-based compensation expense for the indicated periods:

	Year ended June 30,
(In thousands)	2017	2016	2015
Stock-based compensation expense by:
Costs of revenues	$5,338	$4,689	$7,242
Research and development	8,089	8,618	12,259
Selling, general and administrative	37,516	31,743	35,801
Total stock-based compensation expense	$50,943	$45,050	$55,302
As a result of the early adoption of the accounting standard update on accounting for share-based payment awards in the first quarter of its fiscal year ended June 30, 2017, the Company recorded excess tax benefits in the provision for income taxes of $6.6 million. See Note 1, “Description of Business and Summary of Significant Accounting Policies” for additional details.
The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of June 30,
	2017	2016
Inventory	$2,820	$2,685

Restricted Stock Units
The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, withheld for taxes, and forfeited during the fiscal year ended June 30, 2017 and restricted stock units outstanding as of June 30, 2017 and 2016:

Restricted Stock Units	Shares (In thousands) (1)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2016(2)	1,849	$56.41
Granted(2)	1,085	$78.83
Vested and released	(383)	$52.73
Withheld for taxes	(259)	$52.73
Forfeited	(51)	$59.77
Outstanding restricted stock units as of June 30, 2017(2)	2,241	$68.24
 __________________

(1)
Share numbers reflect actual shares subject to awarded restricted stock units. As described above, under the terms of the 2004 Plan, the number of shares subject to each award reflected in this number is multiplied by either 1.8x or 2.0x (depending on the grant date of the award) to calculate the impact of the award on the share reserve under the 2004 Plan.

(2)
Includes restricted stock units granted to senior management with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of June 30, 2017, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria had been satisfied. Therefore, this line item includes all performance-based restricted stock units, reported at the maximum possible number of shares (i.e., 42 thousand shares the fiscal years ended June 30, 2017 and 0.3 million shares for each of the fiscal years ended June 30, 2016 and 2015) that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

The restricted stock units granted by the Company generally vest (a) with respect to awards with only service-based vesting criteria, in three or four equal installments and (b) with respect to awards with both performance-based and service-based vesting criteria, in two equal installments on the third and fourth anniversaries of the grant date, in each case subject to the recipient remaining employed by the Company as of the applicable vesting date. The restricted stock units granted to the independent members of the board of directors vest on the first anniversary of the date of grant.

The following table shows the weighted-average grant date fair value per unit for the restricted stock units granted and the restricted stock units vested and tax benefits realized by the Company in connection with vested and released restricted stock units for the indicated periods:

(In thousands, except for weighted-average grant date fair value)	Year ended June 30,
	2017	2016	2015
Weighted-average grant date fair value per unit	$78.83	$51.12	$74.48
Grant date fair value of vested restricted stock units	$33,820	$51,992	$38,859
Tax benefits realized by the Company in connection with vested and released restricted stock units	$15,829	$27,412	$26,250
As of June 30, 2017, the unrecognized stock-based compensation expense balance related to restricted stock units was $99.4 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.4 years. The intrinsic value of outstanding restricted stock units as of June 30, 2017 was $205.1 million.
Cash-Based Long-Term Incentive Compensation
The Company has adopted a cash-based long-term incentive (“Cash LTI”) program for many of its employees as part of the Company’s employee compensation program. During the fiscal years ended June 30, 2017 and 2016, the Company approved Cash LTI awards of $96.7 million and $49.3 million, respectively, under the Company’s Cash Long-Term Incentive Plan (“Cash LTI Plan”). Cash LTI awards issued to employees under the Cash LTI Plan will vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date. Executives and non-employee Board members are not participating in this program. During the fiscal years ended June 30, 2017, 2016 and 2015, the Company recognized $48.8 million, $44.6 million and $39.6 million, respectively, in compensation expense under the Cash LTI Plan. As of June 30, 2017, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $127.7 million.
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
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Year ended June 30,
	2017	2016	2015
Stock purchase plan:
Expected stock price volatility	23.4%	25.4%	24.5%
Risk-free interest rate	0.5%	0.2%	0.1%
Dividend yield	2.8%	3.3%	2.8%
Expected life (in years)	0.50	0.50	0.50

The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Year ended June 30,
	2017	2016	2015
Total cash received from employees for the issuance of shares under the ESPP	$45,358	$38,295	$41,116
Number of shares purchased by employees through the ESPP	705	735	759
Tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP	$1,999	$2,194	$1,741
Weighted-average fair value per share based on Black-Scholes model	$15.16	$12.48	$14.55
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. As of June 30, 2017, a total of 684 thousand shares were reserved and available for issuance under the ESPP.
Quarterly cash dividends
On May 4, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.54 per share on the outstanding shares of the Company’s common stock, which was paid on June 1, 2017 to the stockholders of record as of the close of business on May 15, 2017. The total amount of regular quarterly cash dividends paid by the Company during the fiscal years ended June 30, 2017 and 2016 was $335.4 million and $324.5 million, respectively. The amount of accrued dividends payable for regular quarterly cash dividends on unvested restricted stock units with dividend equivalent rights was $4.8 million and $2.7 million as of June 30, 2017 and 2016, respectively. These amounts will be paid upon vesting of the underlying restricted stock units. Refer to Note 19, “Subsequent Events” for additional information regarding the declaration of the quarterly cash divided announced subsequent to June 30, 2017.
Special cash dividend
On November 19, 2014, the Company’s Board of Directors declared a special cash dividend of $16.50 per share, which was paid on December 9, 2014 to the stockholders of record as of the close of business on December 1, 2014. Additionally, in connection with the special cash dividend, the Company’s Board of Directors and the Compensation Committee of the Board of Directors approved a proportionate and equitable adjustment to outstanding equity awards (restricted stock units and stock options), as required under the 2004 Plan, subject to the vesting requirements of the underlying awards. As the adjustment was required by the 2004 Plan, the adjustment to the outstanding awards did not result in any incremental compensation expense due to modification of such awards, under the authoritative guidance. Under the authoritative guidance, the dividend when declared is recognized as a reduction of retained earnings, to the extent available, with any shortfall recognized as a reduction of additional paid-in-capital. The special cash dividend reduced the retained earnings by $2.11 billion as of the special cash dividend declaration date, reducing the retained earnings amount to zero and the excess amount of the special cash dividend of $646.5 million was charged against additional paid-in capital. The declaration and payment of the special cash dividend were part of the Company’s leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 7, “Debt” that was completed during the three months ended December 31, 2014. The total amount of the special cash dividend accrued by the Company during the three months ended December 31, 2014 was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014, except for the aggregate special cash dividend of $43.0 million that was accrued for the unvested restricted stock units. As of June 30, 2017 and 2016, the Company had a total of $9.0 million and $16.9 million, respectively, of accrued dividends payable for the special cash dividend with respect to outstanding unvested restricted stock units, which will be paid when such underlying unvested restricted stock units vest. The Company paid a special cash dividend with respect to vested restricted stock units during the fiscal years ended June 30, 2017 and 2016 of $8.6 million and $21.8 million respectively. Other than the special cash dividend declared during the three months ended December 31, 2014, the Company historically has not declared any special cash dividend.

NOTE 9 — STOCK REPURCHASE PROGRAM
The Company’s Board of Directors has authorized a program for the Company to repurchase shares of the Company’s common stock. The intent of this program is to offset the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, as well as to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases were made in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder such as Rule 10b-18. As of June 30, 2017, an aggregate of approximately 5.7 million shares were available for repurchase under the Company’s repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

(In thousands)	Year ended June 30,
	2017	2016	2015
Number of shares of common stock repurchased	243	3,445	9,255
Total cost of repurchases	$25,002	$175,743	$608,856

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
The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share amounts)	Year ended June 30,
	2017	2016	2015
Numerator:
Net income	$926,076	$704,422	$366,158
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	156,468	155,869	162,282
Effect of dilutive restricted stock units and options (1)	1,013	910	1,419
Weighted-average shares-diluted	157,481	156,779	163,701
Basic net income per share	$5.92	$4.52	$2.26
Diluted net income per share	$5.88	$4.49	$2.24
Anti-dilutive securities excluded from the computation of diluted net income per share	46	9	36
_________________
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
The total expenses under the profit sharing and 401(k) programs aggregated $15.3 million, $15.3 million and $14.2 million in the fiscal years ended June 30, 2017, 2016 and 2015, respectively. The Company has no defined benefit plans in the United States. In addition to the profit sharing plan and the United States 401(k), several of the Company’s foreign subsidiaries have retirement plans for their full-time employees, several of which are defined benefit plans. Consistent with the requirements of local law, the Company deposits funds for certain of these plans with insurance companies, with third-party trustees or into government-managed accounts and/or accrues for the unfunded portion of the obligation. The assumptions used in calculating the obligation for the foreign plans depend on the local economic environment.
The Company applies authoritative guidance that requires an employer to recognize the funded status of each of its defined pension and post-retirement benefit plans as a net asset or liability on its balance sheets. Additionally, the authoritative guidance requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. The benefit obligations and related assets under the Company’s plans have been measured as of June 30, 2017 and 2016.
Summary data relating to the Company’s foreign defined benefit pension plans, including key weighted-average assumptions used, is provided in the following tables:

	Year ended June 30,
(In thousands)	2017	2016
Change in projected benefit obligation:
Projected benefit obligation as of the beginning of the fiscal year	$89,923	$75,928
Service cost	4,015	3,349
Interest cost	1,117	1,322
Contributions by plan participants	76	163
Actuarial loss	2,991	9,029
Benefit payments	(1,363)	(2,517)
Foreign currency exchange rate changes and others, net	506	2,649
Projected benefit obligation as of the end of the fiscal year	$97,265	$89,923

	Year ended June 30,
(In thousands)	2017	2016
Change in fair value of plan assets:
Fair value of plan assets as of the beginning of the fiscal year	$18,894	$17,038
Actual return on plan assets	241	588
Employer contributions	3,330	4,330
Benefit and expense payments	(1,363)	(2,517)
Foreign currency exchange rate changes and others, net	678	(545)
Fair value of plan assets as of the end of the fiscal year	$21,780	$18,894

	As of June 30,
(In thousands)	2017	2016
Underfunded status	$75,485	$71,029

	As of June 30,
(In thousands)	2017	2016
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$56,967	$53,198
Projected benefit obligation	$97,265	$89,923
Plan assets at fair value	$21,780	$18,894

Year ended June 30,
	2017	2016	2015
Weighted-average assumptions:
Discount rate	0.8%-1.9%	0.5%-2.0%	1.3%-2.0%
Expected rate of return on assets	1.5%-2.9%	1.8%-2.5%	1.8%-2.5%
Rate of compensation increases	3.0%-5.8%	3.0%-5.8%	3.0%-5.5%

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
The following table presents losses recognized in accumulated other comprehensive income (loss) before tax related to the Company’s foreign defined benefit pension plans:

	Year ended June 30,
(In thousands)	2017	2016
Unrecognized transition obligation	$190	$108
Unrecognized prior service cost	51	113
Unrealized net loss	33,477	31,739
Amount of losses recognized	$33,718	$31,960
Losses in accumulated other comprehensive income (loss) related to the Company’s foreign defined benefit pension plans expected to be recognized as components of net periodic benefit cost over the fiscal year ending June 30, 2018 are as follows:

(In thousands)	Year ending June 30, 2018
Unrecognized transition obligation	$—
Unrecognized prior service cost	26
Unrealized net loss	1,436
Amount of losses expected to be recognized	$1,462

The components of the Company’s net periodic cost relating to its foreign subsidiaries’ defined pension plans are as follows:

	Year ended June 30,
(In thousands)	2017	2016	2015
Components of net periodic pension cost:
Service cost	$4,015	$3,349	$3,905
Interest cost	1,117	1,322	1,562
Return on plan assets	(393)	(406)	(450)
Amortization of transitional obligation	251	249	259
Amortization of prior service cost	46	46	46
Amortization of net loss	1,617	1,132	1,014
Adjustment	—	—	(177)
Net periodic pension cost	$6,653	$5,692	$6,159
Fair Value of Plan Assets
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three levels of inputs used to measure fair value of plan assets are described in Note 2, “Fair Value Measurements.”
The foreign plans’ investments are managed by third-party trustees consistent with the regulations or market practice of the country where the assets are invested. The Company is not actively involved in the investment strategy, nor does it have control over the target allocation of these investments. These investments made up 100% of total foreign plan assets in the fiscal years ended June 30, 2017 and 2016.
The expected aggregate employer contribution for the foreign plans during the fiscal year ending June 30, 2018 is $2.1 million.
The total benefits to be paid from the foreign pension plans are not expected to exceed $3.0 million in any year through the fiscal year ending June 30, 2027.

Foreign plan assets measured at fair value on a recurring basis consisted of the following investment categories as of June 30, 2017 and 2016, respectively:

As of June 30, 2017 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$13,784	$13,784	$—
Bonds, equity securities and other investments	7,996	—	7,996
Total assets measured at fair value	$21,780	$13,784	$7,996

As of June 30, 2016 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$11,950	$11,950	$—
Bonds, equity securities and other investments	6,944	—	6,944
Total assets measured at fair value	$18,894	$11,950	$6,944
 Concentration of Risk
The Company manages a variety of risks, including market, credit and liquidity risks, across its plan assets through its investment managers. The Company defines a concentration of risk as an undiversified exposure to one of the above-mentioned risks that increases the exposure of the loss of plan assets unnecessarily. The Company monitors exposure to such risks in the foreign plans by monitoring the magnitude of the risk in each plan and diversifying the Company’s exposure to such risks across a variety of instruments, markets and counterparties. As of June 30, 2017, the Company did not have concentrations of plan asset investment risk in any single entity, manager, counterparty, sector, industry or country.
NOTE 12 — INCOME TAXES
The components of income before income taxes are as follows:

	Year ended June 30,
(In thousands)	2017	2016	2015
Domestic income before income taxes	$615,906	$417,803	$157,251
Foreign income before income taxes	557,340	440,389	276,880
Total income before income taxes	$1,173,246	$858,192	$434,131
The provision for income taxes is comprised of the following:

(In thousands)	Year ended June 30,
	2017	2016	2015
Current:
Federal	$200,831	$94,088	$63,123
State	4,660	6,123	3,655
Foreign	38,208	37,680	25,438
	243,699	137,891	92,216
Deferred:
Federal	444	15,645	(22,390)
State	2,852	3,583	409
Foreign	175	(3,349)	(2,262)
	3,471	15,879	(24,243)
Provision for income taxes	$247,170	$153,770	$67,973

The significant components of deferred income tax assets and liabilities are as follows:

(In thousands)	As of June 30,
	2017	2016
Deferred tax assets:
Tax credits and net operating losses	$134,052	$116,277
Employee benefits accrual	106,637	109,524
Stock-based compensation	15,252	13,607
Inventory reserves	95,200	94,783
Non-deductible reserves	43,140	34,484
Depreciation and amortization	3,415	15,857
Unearned revenue	15,757	14,375
Other	26,538	26,877
Gross deferred tax assets	439,991	425,784
Valuation allowance	(120,708)	(104,968)
Net deferred tax assets	$319,283	$320,816
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries not indefinitely reinvested	$(13,213)	$(11,571)
Deferred profit	(13,657)	(10,346)
Unrealized gain on investments	(2,707)	(604)
Total deferred tax liabilities	(29,577)	(22,521)
Total net deferred tax assets	$289,706	$298,295
As of June 30, 2017, the Company had U.S. federal, state and foreign net operating loss (“NOL”) carry-forwards of approximately $29.4 million, $49.4 million and $41.9 million, respectively. The U.S. federal NOL carry-forwards will expire at various dates beginning in 2023 through 2029. The utilization of NOLs created by acquired companies is subject to annual limitations under Section 382 of the Internal Revenue Code. However, it is not expected that such annual limitation will significantly impair the realization of these NOLs. The state NOLs will begin to expire in 2018. State credits of $167.6 million will be carried over indefinitely. The foreign NOL carry-forwards will begin to expire in 2018.
The net deferred tax asset valuation allowance was $120.7 million and $105.0 million as of June 30, 2017 and June 30, 2016, respectively. The change was primarily due to an increase in the valuation allowance related to state credit carry-forwards generated in the fiscal year ended June 30, 2017. The valuation allowance is based on the Company’s assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. Of the valuation allowance as of June 30, 2017, $103.8 million relates to state credit carry-forwards. The remainder of the valuation allowance relates primarily to state and foreign NOL carry-forwards.
 As of June 30, 2017, U.S. income taxes were not provided for on a cumulative total of approximately $2.60 billion of undistributed earnings for certain non-U.S. subsidiaries. If these undistributed earnings were repatriated to the United States, they would generate foreign tax credits to reduce the federal tax liability associated with the foreign dividend. Assuming full utilization of the foreign tax credits, the potential deferred tax liability associated with undistributed earnings would be approximately $866.0 million.
KLA-Tencor benefits from tax holidays in Israel and Singapore where it manufactures certain of its products. These tax holidays are on approved investments and are scheduled to expire at varying times in the next one to four years. The Company was in compliance with all the terms and conditions of the tax holidays as of June 30, 2017. The net impact of these tax holidays was to decrease the Company’s tax expense by approximately $32.6 million, $19.5 million and $20.4 million in the fiscal years ended June 30, 2017, 2016 and 2015, respectively. The benefits of the tax holidays on diluted net income per share were $0.21, $0.12 and $0.13 for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.
One of the Company’s Singapore holidays is scheduled to expire in August 2018.  The Company is unsure if the holiday will be extended.  The Company’s tax rate on income earned under this holiday would increase from 5% to 17% if the holiday is not extended.

The reconciliation of the United States federal statutory income tax rate to KLA-Tencor’s effective income tax rate is as follows:

	Year ended June 30,
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.4%	0.9%	0.7%
Effect of foreign operations taxed at various rates	(12.2)%	(13.0)%	(15.3)%
Research and development tax credit	(1.1)%	(1.9)%	(3.7)%
Net change in tax reserves	1.3%	(2.2)%	1.5%
Domestic manufacturing benefit	(1.5)%	(1.5)%	(2.1)%
Effect of stock-based compensation	(0.2)%	0.3%	0.8%
Other	(0.6)%	0.3%	(1.2)%
Effective income tax rate	21.1%	17.9%	15.7%
A reconciliation of gross unrecognized tax benefits is as follows:

	Year ended June 30,
(In thousands)	2017	2016	2015
Unrecognized tax benefits at the beginning of the year	$50,365	$69,018	$59,575
Increases for tax positions taken in prior years	6,788	4,245	1,245
Decreases for tax positions taken in prior years	(246)	(1,209)	(7)
Increases for tax positions taken in current year	14,696	13,636	11,634
Decreases for settlements with taxing authorities	—	(8,762)	—
Decreases for lapsing of statutes of limitations	(3,164)	(26,563)	(3,429)
Unrecognized tax benefits at the end of the year	$68,439	$50,365	$69,018

The amount of unrecognized tax benefits that would impact the effective tax rate was $68.4 million, $50.4 million and $69.0 million as of June 30, 2017, 2016 and 2015 respectively. The amount of interest and penalties recognized during the years ended June 30, 2017, 2016, and 2015 was expense of $2.2 million, income of $4.3 million as a result of a release of unrecognized tax benefits, and expense of $1.2 million, respectively. KLA-Tencor’s policy is to include interest and penalties related to unrecognized tax benefits within other expense (income), net. The amount of interest and penalties accrued as of June 30, 2017 and 2016 was approximately $5.9 million and $3.7 million, respectively.
The Company is subject to federal income tax examinations for all years beginning from the fiscal year ended June 30, 2014. The Company is subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2013. The Company is also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2013. The Company is under income tax examination in Israel for the fiscal years ended June 30, 2013 through June 30, 2015. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from any future examinations of these years.
It is possible that certain examinations may be concluded in the next twelve months. The Company believes it is possible that it may recognize up to $15.3 million of its existing unrecognized tax benefits within the next 12 months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
Employee Retention Commitments. In connection with the retention program adopted at the time the Company entered into the Merger Agreement with Lam Research, the Company has an estimated $20.8 million of employee-related retention commitments as of June 30, 2017 which are expected to be paid during the quarter ending December 31, 2017.
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

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Year ended June 30,
(In thousands)	2017	2016	2015
Receivables sold under factoring agreements	$152,509	$205,790	$137,285
Proceeds from sales of LCs	$48,780	$21,904	$6,920
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $9.6 million, $8.7 million and $9.1 million for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.
The following is a schedule of expected operating lease payments:

Fiscal year ending June 30,	Amount (In thousands)
2018	$9,073
2019	5,768
2020	4,341
2021	2,486
2022	1,358
2023 and thereafter	2,489
Total minimum lease payments	$25,515
Purchase Commitments. KLA-Tencor maintains commitments to purchase inventory from its suppliers as well as goods and services in the ordinary course of business. The Company’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s estimate of its significant purchase commitments is approximately $432.8 million as of June 30, 2017 which are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash Long-Term Incentive Plan. As of June 30, 2017, the Company had committed $163.1 million for future payment obligations under its Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in to three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date.
Warranties, Guarantees and Contingencies. KLA-Tencor provides standard warranty coverage on its systems for 40 hours per week for 12 months, providing labor and parts necessary to repair and maintain the systems during the warranty period. The Company accounts for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, the Company calculates the average service hours and parts expense per system and applies the actual labor and overhead rates to determine the estimated warranty charge. The Company updates these estimated charges on a regular basis. The actual product performance and/or field expense profiles may differ, and in those cases the Company adjusts its warranty accruals accordingly.

The following table provides the changes in the product warranty accrual for the indicated periods:

	Year ended June 30,
(In thousands)	2017	2016
Beginning balance	$34,773	$36,413
Accruals for warranties issued during the period	50,616	39,175
Changes in liability related to pre-existing warranties	(5,133)	(9,146)
Settlements made during the period	(34,798)	(31,669)
Ending balance	$45,458	$34,773
The Company maintains guarantee arrangements available through various financial institutions for up to $25.3 million, of which $22.1 million had been issued as of June 30, 2017, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of the Company’s subsidiaries in Europe and Asia.
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
During the fourth quarter of fiscal year ended 2015, the Company implemented a plan to reduce its global employee workforce to streamline the organization and business processes in response to changing customer requirements in the industry. The goals of this reduction were to enable continued innovation, direct the Company’s resources toward its best opportunities and lower its ongoing expense run rate. The Company substantially completed its global workforce reduction during the fiscal year ended June 30, 2016. Restructuring charges for the year ended June 30, 2016 were $8.9 million, of which $3.6 million was recorded to costs of revenues, $1.6 million to research and development expense and $3.7 million to selling, general and administrative expense lines of the consolidated statements of operations. Restructuring charges for the year ended June 30, 2015 were $31.6 million, of which $8.0 million was recorded to costs of revenues, $11.1 million to research and development expense and $12.5 million to selling, general and administrative expense lines of the consolidated statements of operations.
The following table shows the activity which is primarily related to accrued severance and benefits for the fiscal years ended June 30, 2017, 2016 and 2015:

	Year ended June 30,
(In thousands)	2017	2016	2015
Beginning balance	$587	$24,887	$2,329
Restructuring costs	—	8,926	31,569
Adjustments	(147)	(142)	1,177
Cash payments	(440)	(33,084)	(10,188)
Ending balance	$—	$587	$24,887

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
In October 2014, in anticipation of the issuance of the Senior Notes, the Company entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The objective of the Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The Rate Lock Agreements had a notional amount of $1.00 billion in aggregate which matured in the second quarter of the fiscal year ended June 30, 2015. The Company designated each of the Rate Lock Agreements as a qualifying hedging instrument and accounted for as a cash flow hedge, under which the effective portion of the gain or loss on the close out of the Rate Lock Agreements was initially recognized in accumulated other comprehensive income (loss) as a reduction of total stockholders’ equity and subsequently amortized into earnings as a component of interest expense over the term of the underlying debt. The ineffective portion, if any, was recognized in earnings immediately. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and the Company recorded the fair value of $7.5 million as a gain within accumulated other comprehensive income (loss) as of December 31, 2014. For the fiscal years ended June 30, 2017, 2016 and 2015, the Company recognized $0.8 million, $0.8 million and $0.5 million, respectively, for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. As of June 30, 2017, the unamortized portion of the fair value of the forward contracts for the rate lock agreements was $5.5 million. The cash proceeds of $7.5 million from the settlement of the Rate Lock Agreements were included in the cash flows from operating activities in the consolidated statements of cash flows for the fiscal year ended June 30, 2015 because the designated hedged item was classified as interest expense in the cash flows from operating activities in the consolidated statements of cash flows.
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

(In thousands)	Location in Financial Statements	Year ended June 30,
		2017	2016
Derivatives Designated as Hedging Instruments
Gains (losses) in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$10,138	$(9,622)
Gains (losses) reclassified from accumulated OCI into income (effective portion):	Revenues	$2,846	$(2,926)
	Costs of revenues	(378)	(1,551)
	Interest expense	754	755
	Net gains (losses) reclassified from accumulated OCI into income (effective portion)	$3,222	$(3,722)
Net losses recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Other expense (income), net	$(929)	$(989)
Derivatives Not Designated as Hedging Instruments
Gains (losses) recognized in income	Other expense (income), net	$7,318	$(21,430)
The U.S. dollar equivalent of all outstanding notional amounts of hedge contracts, with maximum remaining maturities of approximately ten months and seven months as of June 30, 2017 and 2016, respectively, were as follows:

(In thousands)	As of June 30, 2017	As of June 30, 2016
Cash flow hedge contracts
Purchase	$19,305	$7,591
Sell	$128,672	$91,793
Other foreign currency hedge contracts
Purchase	$165,563	$122,275
Sell	$118,504	$115,087

The locations and fair value amounts of the Company’s derivative instruments reported in its Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of June 30, 2017	As of June 30, 2016	Balance Sheet Location	As of June 30, 2017	As of June 30, 2016
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$2,198	$342	Other current liabilities	$72	$4,736
Total derivatives designated as hedging instruments		2,198	342		72	4,736
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	3,733	753	Other current liabilities	1,203	6,911
Total derivatives not designated as hedging instruments		3,733	753		1,203	6,911
Total derivatives		$5,931	$1,095		$1,275	$11,647
The following table provides the balances and changes in accumulated OCI, before taxes, related to derivative instruments for the indicated periods:

	Year ended June 30,
(In thousands)	2017	2016
Beginning balance	$1,210	$7,110
Amount reclassified to income	(3,222)	3,722
Net change in unrealized gains or losses	10,138	(9,622)
Ending balance	$8,126	$1,210
Offsetting of Derivative Assets and Liabilities
KLA-Tencor presents derivatives at gross fair values in the Consolidated Balance Sheets. The Company has entered into arrangements with each of its counterparties, which reduce credit risk by permitting net settlement of transactions with the same counterparty under certain conditions. As of June 30, 2017 and 2016, information related to the offsetting arrangements was as follows (in thousands):

As of June 30, 2017				Gross Amounts of Derivatives Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$5,931	$—	$5,931	$(1,275)	$—	$4,656
Derivatives - Liabilities	$(1,275)	$—	$(1,275)	$1,275	$—	$—

As of June 30, 2016				Gross Amounts of Derivatives Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$1,095	$—	$1,095	$(843)	$—	$252
Derivatives - Liabilities	$(11,647)	$—	$(11,647)	$843	$—	$(10,804)

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
The Company’s significant operations outside the United States include manufacturing facilities in China, Germany, Israel and Singapore and sales, marketing and service offices in Japan, the rest of the Asia Pacific region and Europe. For geographical revenue reporting, revenues are attributed to the geographic location in which the customer is located. Long-lived assets consist of land, property and equipment, net and are attributed to the geographic region in which they are located.
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

(Dollar amounts in thousands)	Year ended June 30,
	2017		2016		2015
Revenues:
Taiwan	$1,104,307	32%	$894,557	30%	$691,482	25%
Korea	688,094	20%	367,905	12%	405,320	14%
North America	523,024	14%	521,335	18%	815,914	29%
China	412,098	12%	430,074	14%	162,669	6%
Japan	351,202	10%	444,216	15%	426,963	15%
Europe & Israel	263,789	8%	167,936	6%	194,670	7%
Rest of Asia	137,500	4%	158,470	5%	117,031	4%
Total	$3,480,014	100%	$2,984,493	100%	$2,814,049	100%
The following is a summary of revenues by major products for the indicated periods (as a percentage of total revenues):

(Dollar amounts in thousands)	Year ended June 30,
	2017		2016		2015
Revenues:
Wafer Inspection	$1,601,190	46%	$1,293,922	43%	$1,224,858	44%
Patterning	917,178	26%	772,045	26%	736,959	26%
Global Service and Support (1)	897,794	26%	852,151	29%	790,971	28%
Other	63,852	2%	66,375	2%	61,261	2%
Total	$3,480,014	100%	$2,984,493	100%	$2,814,049	100%
__________________
(1) The Global Service and Support revenues includes service revenues as presented in the consolidated statements of operations as well as certain product revenues, primarily revenues from the Company’s K-T Pro business.
In the fiscal year ended June 30, 2017, two customers accounted for approximately 23% and 16% of total revenues. In the fiscal year ended June 30, 2016, two customers accounted for approximately 18% and 10% of total revenues. In the fiscal year ended June 30, 2015, three customers accounted for approximately 15%, 12% and 11% of total revenues.

Long-lived assets by geographic region as of the dates indicated below were as follows:

	As of June 30,
(In thousands)	2017	2016
Long-lived assets:
United States	$191,096	$182,597
Singapore	39,118	41,658
Israel	30,182	30,844
Europe	13,300	13,347
Rest of Asia	10,279	9,568
Total	$283,975	$278,014
NOTE 18 — RELATED PARTY TRANSACTIONS
During the fiscal years ended June 30, 2017, 2016 and 2015, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members were, during the periods presented, an executive officer or a board member or a board member of a subsidiary, including Broadcom Limited, Cisco Systems, Inc., Citrix Systems, Inc., Juniper Networks, Inc., Keysight Technologies, Inc., MetLife, and NetApp, Inc. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Year ended June 30,
(In thousands)	2017	2016	2015
Total revenues	$16	$8	$1,856
Total purchases	$1,048	$983	$1,098
 The Company’s receivable and payable balances from these parties were immaterial at June 30, 2017 and 2016. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.
NOTE 19 — SUBSEQUENT EVENTS
On August 3, 2017, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.59 per share to be paid on September 1, 2017 to stockholders of record as of the close of business on August 15, 2017.
NOTE 20 — QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the Company’s quarterly consolidated results of operations (unaudited) for the fiscal years ended June 30, 2017 and 2016.

(In thousands, except per share data)	First quarter ended September 30, 2016	Second quarter ended December 31, 2016	Third quarter ended March 31, 2017	Fourth quarter ended June 30, 2017
Total revenues	$750,673	$876,885	$913,809	$938,647
Gross margin	$472,837	$558,378	$570,535	$590,717
Net income	$178,101	$238,251	$253,562	$256,162
Net income per share:
Basic(1)	$1.14	$1.52	$1.62	$1.64
Diluted(1)	$1.13	$1.52	$1.61	$1.62

(In thousands, except per share data)	First quarter ended September 30, 2015	Second quarter ended December 31, 2015	Third quarter ended March 31, 2016	Fourth quarter ended June 30, 2016
Total revenues	$642,644	$710,245	$712,433	$919,171
Gross margin	$372,400	$429,265	$437,834	$581,603
Net income	$104,897	$152,207	$175,777	$271,541
Net income per share:
Basic(1)	$0.67	$0.98	$1.13	$1.74
Diluted(1)	$0.66	$0.98	$1.12	$1.73
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of KLA-Tencor Corporation:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of KLA-Tencor Corporation and its subsidiaries at June 30, 2017 and June 30, 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
August 4, 2017

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
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2017.
The effectiveness of the Company’s internal control over financial reporting as of June 30, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
For the information required by this Item, see “Proposal Two: Ratification of Appointment of PricewaterhouseCoopers LLP as Our Independent Registered Public Accounting Firm for the Fiscal Year Ending June 30, 2018” in the Proxy Statement, which is incorporated herein by reference.

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

Schedule II—Valuation and Qualifying Accounts	110
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

KLA-Tencor Corporation

August 4, 2017	By:	/S/ RICHARD P. WALLACE
(Date)		Richard P. Wallace
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD P. WALLACE	President, Chief Executive Officer and Director (principal executive officer)	August 4, 2017
Richard P. Wallace

/s/ BREN D. HIGGINS	Executive Vice President and Chief Financial Officer (principal financial officer)	August 4, 2017
Bren D. Higgins

/s/ VIRENDRA A. KIRLOSKAR	Senior Vice President and Chief Accounting Officer (principal accounting officer)	August 4, 2017
Virendra A. Kirloskar

/s/ EDWARD W. BARNHOLT	Chairman of the Board and Director	August 4, 2017
Edward W. Barnholt

/s/ ROBERT M. CALDERONI	Director	August 4, 2017
Robert M. Calderoni

/s/ JOHN T. DICKSON	Director	August 4, 2017
John T. Dickson

/s/ EMIKO HIGASHI	Director	August 4, 2017
Emiko Higashi

/s/ KEVIN J. KENNEDY	Director	August 4, 2017
Kevin J. Kennedy

/s/ GARY B. MOORE	Director	August 4, 2017
Gary B. Moore

/s/ KIRAN M. PATEL	Director	August 4, 2017
Kiran M. Patel

/s/ ROBERT A. RANGO	Director	August 4, 2017
Robert A. Rango

/s/ DAVID C. WANG	Director	August 4, 2017
David C. Wang

SCHEDULE II
Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Charged to Expense	Deductions/ Adjustments	Balance at End of Period
Fiscal Year Ended June 30, 2015:
Allowance for Doubtful Accounts	$21,827	$—	$(164)	$21,663
Allowance for Deferred Tax Assets	$76,328	$—	$15,022	$91,350
Fiscal Year Ended June 30, 2016:
Allowance for Doubtful Accounts	$21,663	$—	$9	$21,672
Allowance for Deferred Tax Assets	$91,350	$1,763	$11,855	$104,968
Fiscal Year Ended June 30, 2017:
Allowance for Doubtful Accounts	$21,672	$—	$(36)	$21,636
Allowance for Deferred Tax Assets	$104,968	$—	$15,740	$120,708

KLA-TENCOR CORPORATION
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
2.1	Agreement and Plan of Merger and Reorganization, dated as of October 20, 2015, by and among Lam Research Corporation, Topeka Merger Sub 1, Inc., Topeka Merger sub 2, Inc. and KLA-Tencor Corporation	8-K	No. 000-09992	2.1	October 21, 2015
2.2	Termination Agreement with Lam Research Corporation	8-K	No. 000-09992	2.1	October 6, 2016
3.1	Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	May 14, 1997
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	February 14, 2001
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 8, 2012	8-K	No. 000-09992	3.1	November 13, 2012
3.4	Amended and Restated Bylaws of the Company effective as of May 7, 2015	8-K	No. 000-09992	3.1	May 8, 2015
4.1	Indenture dated November 6, 2014 between KLA-Tencor Corporation and Wells Fargo Bank, National Association, as trustee	8-K	No. 000-09992	4.1	November 7, 2014
4.2	Form of Officer’s Certificate setting forth the terms of the Notes (with form of Notes attached)	8-K	No. 000-09992	4.2	November 7, 2014
10.1	2004 Equity Incentive Plan (as amended and restated (as of August 7, 2014))*	8-K	No. 000-09992	10.45	August 12, 2014
10.2	Notice of Grant of Restricted Stock Units*	10-Q	No. 000-09992	10.18	May 4, 2006
10.3	Form of Restricted Stock Unit Award Notification (Performance-Vesting) (approved August 2014)*	8-K	No. 000-09992	10.49	August 12, 2014
10.4	Form of Restricted Stock Unit Award Notification (Service-Vesting) (approved August 2012)*	8-K	No. 000-09992	10.1	August 2, 2012
10.5	Form of Restricted Stock Unit Award Notification (Service-Vesting; 25% Annual Vesting) (approved August 2014)*	8-K	No. 000-09992	10.50	August 12, 2014
10.6	Form of Restricted Stock Unit Award Notification (Service-Vesting; 50% Vesting Year Two, 50% Vesting Year Four) (approved August 2014)*	8-K	No. 000-09992	10.51	August 12, 2014
10.7	Form of Restricted Stock Unit Agreement for U.S. Employees (with Dividend Equivalents) (approved August 2014)*	8-K	No. 000-09992	10.46	August 12, 2014
10.8	Form of Restricted Stock Unit Agreement for Non-U.S. Employees (with Dividend Equivalents) (approved August 2014)*	8-K	No. 000-09992	10.48	August 12, 2014
10.9	KLA-Tencor Corporation Performance Bonus Plan*	DEF 14A	No. 000-09992	App. B	September 26, 2013
10.10	Fiscal Year 2015 Executive Incentive Plan*+	10-Q	No. 000-09992	10.53	October 24, 2014
10.11	Fiscal Year 2016 Executive Incentive Plan*+	10-Q	No. 000-09992	10.44	October 22, 2015
10.12	Executive Deferred Savings Plan (as amended and restated effective November 7, 2012)*	10-Q	No. 000-09992	10.42	January 25, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
10.13	Credit Agreement dated November 14, 2014 among KLA-Tencor Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	No. 000-09992	10.54	November 17, 2014
10.14	Fiscal year 2017 6-Month Executive Incentive Plan*+	10-Q	No. 000-09992	10.1	October 20, 2016
10.15	Amended and Restated Executive Severance Plan*	8-K	No. 000-09992	10.1	October 20, 2016
10.16	Amended and Restated 2010 Executive Severance Plan	10-Q	No. 000-09992	10.45	October 22, 2015
10.17	Calendar Year 2017 Executive Incentive Plan*+	10-Q	No. 000-09992	10.1	April 28, 2017
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
99.1	Risks related to the Merger with Lam Research
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________

*	Denotes a management contract, plan or arrangement.

+	Confidential treatment has been requested as to a portion of this exhibit.

ITEM 16.     FORM 10-K SUMMARY
None.