Form 10-Q
period 2017-09-30
KLA TENCOR CORP
filed 2017-10-27
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of October 13, 2017, there were 156,707,903 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,320,697	$1,153,051
Marketable securities	1,735,787	1,863,689
Accounts receivable, net	666,738	571,117
Inventories	762,401	732,988
Other current assets	73,873	71,221
Total current assets	4,559,496	4,392,066
Land, property and equipment, net	279,872	283,975
Goodwill	349,678	349,526
Deferred income taxes	282,302	291,967
Purchased intangibles, net	17,763	18,963
Other non-current assets	201,287	195,676
Total assets	$5,690,398	$5,532,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$138,657	$147,380
Deferred system profit	209,267	180,861
Unearned revenue	61,484	65,507
Current portion of long-term debt	249,996	249,983
Other current liabilities	806,636	649,431
Total current liabilities	1,466,040	1,293,162
Non-current liabilities:
Long-term debt	2,524,842	2,680,474
Unearned revenue	60,456	59,713
Other non-current liabilities	175,104	172,407
Total liabilities	4,226,442	4,205,756
Commitments and contingencies (Note 12 and Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value	518,223	529,283
Retained earnings	996,514	848,457
Accumulated other comprehensive income (loss)	(50,781)	(51,323)
Total stockholders’ equity	1,463,956	1,326,417
Total liabilities and stockholders’ equity	$5,690,398	$5,532,173

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	September 30,
(In thousands, except per share amounts)	2017	2016
Revenues:
Product	$760,787	$561,753
Service	208,794	188,920
Total revenues	969,581	750,673
Costs and expenses:
Costs of revenues	353,449	277,836
Research and development	146,732	129,233
Selling, general and administrative	107,713	94,388
Interest expense	30,576	30,732
Other expense (income), net	(5,041)	(3,736)
Income before income taxes	336,152	222,220
Provision for income taxes	55,216	44,119
Net income	$280,936	$178,101
Net income per share:
Basic	$1.79	$1.14
Diluted	$1.78	$1.13
Cash dividends declared per share	$0.59	$0.52
Weighted-average number of shares:
Basic	156,826	156,129
Diluted	157,846	157,021

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
	September 30,
(In thousands)	2017	2016
Net income	$280,936	$178,101
Other comprehensive income (loss):
Currency translation adjustments:
Change in currency translation adjustments	1,558	3,924
Change in income tax benefit or expense	(503)	782
Net change related to currency translation adjustments	1,055	4,706
Cash flow hedges:
Change in net unrealized gains or losses	444	(1,838)
Reclassification adjustments for net gains or losses included in net income	(2,118)	1,379
Change in income tax benefit or expense	598	165
Net change related to cash flow hedges	(1,076)	(294)
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	(34)	245
Available-for-sale securities:
Change in net unrealized gains or losses	667	(2,877)
Reclassification adjustments for net gains or losses included in net income	(6)	(204)
Change in income tax benefit or expense	(64)	476
Net change related to available-for-sale securities	597	(2,605)
Other comprehensive income (loss)	542	2,052
Total comprehensive income	$281,478	$180,153

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended September 30,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$280,936	$178,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,282	14,422
Asset impairment charges	1,000	358
Non-cash stock-based compensation expense	14,031	11,478
Net gain on sales of marketable securities and other investments	(20)	(204)
Changes in assets and liabilities, net of business acquisition:
Accounts receivable, net	(95,621)	(38,241)
Inventories	(20,194)	1,187
Other assets	(2,235)	19,477
Accounts payable	(8,877)	(1,547)
Deferred system profit	28,406	11,089
Other liabilities	160,921	(26,343)
Net cash provided by operating activities	373,629	169,777
Cash flows from investing activities:
Acquisition of non-marketable securities	—	(1,470)
Business acquisition	(710)	—
Capital expenditures, net	(15,756)	(9,883)
Purchases of available-for-sale securities	(191,744)	(457,512)
Proceeds from sale of available-for-sale securities	50,095	111,106
Proceeds from maturity of available-for-sale securities	268,665	197,100
Purchases of trading securities	(11,876)	(52,465)
Proceeds from sale of trading securities	14,320	45,301
Net cash provided by (used in) investing activities	112,994	(167,823)
Cash flows from financing activities:
Repayment of debt	(156,250)	(40,000)
Tax withholding payments related to vested and released restricted stock units	(23,628)	(17,376)
Common stock repurchases	(39,927)	—
Payment of dividends to stockholders	(100,327)	(89,313)
Net cash used in financing activities	(320,132)	(146,689)
Effect of exchange rate changes on cash and cash equivalents	1,155	2,572
Net increase (decrease) in cash and cash equivalents	167,646	(142,163)
Cash and cash equivalents at beginning of period	1,153,051	1,108,488
Cash and cash equivalents at end of period	$1,320,697	$966,325
Supplemental cash flow disclosures:
Income taxes paid, net	$23,858	$39,411
Interest paid	$3,005	$3,243
Non-cash activities:
Purchase of land, property and equipment, net - investing activities	$4,734	$1,974
Business acquisition holdback amounts - investing activities	$4,780	$—
Unsettled common stock repurchase - financing activities	$848	$—
Dividends payable - financing activities	$7,011	$12,045

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation. The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations, comprehensive income, and cash flows for the periods indicated. These financial statements and notes, however, should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the SEC on August 4, 2017.
The condensed consolidated financial statements include the accounts of KLA-Tencor and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The results of operations for the three months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2018.
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
 Spare parts revenue is recognized when the parts have been shipped, risk of loss has passed to the customer and collection of the resulting receivable is reasonably assured.
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

Recent Accounting Pronouncements.
Recently Adopted
In July 2015, the FASB issued an accounting standard update for the subsequent measurement of inventory. The amended guidance requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The requirement would replace the current lower of cost or market evaluation and the accounting guidance is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. The Company adopted this update beginning in the first quarter of its fiscal year ending June 30, 2018 on a prospective basis and there was no impact of adoption on its condensed consolidated financial statements.
Updates Not Yet Effective
In May 2014, the FASB issued an accounting standard update regarding revenue from customer contracts to transfer goods and services or non-financial assets unless the contracts are covered by other standards (for example, insurance or lease contracts). Under the new guidance, an entity should recognize revenue in connection with the transfer of promised goods or services to customers in an amount that reflects the consideration that the entity expects to be entitled to receive in exchange for those goods or services. In addition, the new standard requires that reporting companies disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard may be applied retrospectively to each prior period presented (“full retrospective transition method”) or retrospectively with the cumulative effect recognized as of the date of adoption (“modified retrospective transition method”). The FASB has also issued several amendments to the standard since its initial issuance. The Company intends to adopt the new standard in the first quarter of its fiscal year ending June 30, 2019 and elected a modified retrospective transition method to be applied to completed and incomplete contracts as of the adoption date.
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

•
The Company will recognize revenue for software licenses at the time of delivery since the VSOE requirement for undelivered element such as post-contract support is eliminated and companies are allowed to use established or best estimate selling price for the undelivered element to allocate and defer the revenue. As a result, the Company will recognize as revenue a portion of the sales price upon delivery of the software, compared to the current practice of recognizing the entire sales price ratably over the term of the service contract due to the lack of VSOE.

The Company will continue to assess the impact of the new standard, including potential changes to the accounting policies, business processes, systems and internal controls over financial reporting and its preliminary assessment of the impact is subject to change.

In January 2016, the FASB issued an accounting standard update that changes the accounting for financial instruments primarily related to equity investments (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee), financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The accounting standard update is effective for the Company beginning in the first quarter of its fiscal year ending June 30, 2019, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.
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
In October 2016, the FASB issued an accounting standard update to recognize the income tax consequences of intra-entity transfers of assets other than inventory when they occur. This eliminates the exception to postpone recognition until the asset has been sold to an outside party. This standard is effective for the Company beginning in the first quarter of its fiscal year ending June 30, 2019, and early adoption is permitted. It is required to be applied on a modified retrospective basis through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.
In January 2017, the FASB issued an accounting standard update to simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test, which requires an entity to determine the fair value of assets and liabilities similar to what is required in a purchase price allocation. Under the update, goodwill impairment will be calculated as the amount by which a reporting unit’s carrying value exceeds its fair value. This standard is effective for the Company beginning in the first quarter of its fiscal year ending June 30, 2021 and requires a prospective approach to adoption. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.
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

In August 2017, the FASB issued an accounting standard update to hedge accounting to better align the Company’s risk management activities by refining financial and non-financial hedging strategy eligibilities. This update also amends the presentation and disclosure requirements to increase transparency to better understand an entity’s risk exposures and how hedging strategies are used to manage those exposures. This standard update is effective for the Company beginning in the first quarter of its fiscal year ending June 30, 2020, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.
NOTE 2 – FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities are measured and recorded at fair value, except for its debt and certain equity investments in privately-held companies. These equity investments are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. The Company’s non-financial assets, such as goodwill, intangible assets, and land, property and equipment, are recorded at cost and are assessed for impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred.
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
The Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy as of September 30, 2017, because they were valued using quoted market prices, broker/dealer quotes or alternative pricing sources with observable levels of price transparency. As of September 30, 2017, the types of instruments valued based on quoted market prices in active markets included money market funds, U.S. Treasury securities, and certain U.S. Government agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
As of September 30, 2017, the types of instruments valued based on other observable inputs included corporate debt securities and sovereign securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
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

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on the Company’s Condensed Consolidated Balance Sheet as follows:

As of September 30, 2017 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
Money market funds and other	$923,316	$923,316	$—
Marketable securities:
Corporate debt securities	965,735	—	965,735
Sovereign securities	14,531	—	14,531
U.S. Government agency securities	362,196	362,196	—
U.S. Treasury securities	381,361	381,361	—
Total cash equivalents and marketable securities(1)	2,647,139	1,666,873	980,266
Other current assets:
Derivative assets	4,043	—	4,043
Other non-current assets:
Executive Deferred Savings Plan	187,785	140,307	47,478
Total financial assets(1)	$2,838,967	$1,807,180	$1,031,787
Liabilities
Other current liabilities:
Derivative liabilities	$(1,235)	$—	$(1,235)
Total financial liabilities	$(1,235)	$—	$(1,235)
________________
(1) Excludes cash of $360.0 million held in operating accounts and time deposits of $49.3 million as of September 30, 2017.

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
________________
(1) Excludes cash of $307.4 million held in operating accounts and time deposits of $39.4 million as of June 30, 2017.
There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended September 30, 2017. The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of September 30, 2017 or June 30, 2017.

NOTE 3 – FINANCIAL STATEMENT COMPONENTS
Balance Sheet Components

(In thousands)	As of September 30, 2017	As of June 30, 2017
Accounts receivable, net:
Accounts receivable, gross	$678,423	$592,753
Allowance for doubtful accounts	(11,685)	(21,636)
	$666,738	$571,117
Inventories:
Customer service parts	$240,957	$245,172
Raw materials	248,340	240,389
Work-in-process	210,514	193,026
Finished goods	62,590	54,401
	$762,401	$732,988
Other current assets:
Prepaid expenses	$43,403	$36,146
Income tax related receivables	20,340	22,071
Other current assets	10,130	13,004
	$73,873	$71,221
Land, property and equipment, net:
Land	$40,613	$40,617
Buildings and leasehold improvements	321,935	319,306
Machinery and equipment	555,666	551,277
Office furniture and fixtures	21,674	21,328
Construction-in-process	6,590	4,597
	946,478	937,125
Less: accumulated depreciation and amortization	(666,606)	(653,150)
	$279,872	$283,975
Other non-current assets:
Executive Deferred Savings Plan(1)	$187,785	$182,150
Other non-current assets	13,502	13,526
	$201,287	$195,676
Other current liabilities:
Compensation and benefits	$241,746	$172,707
Executive Deferred Savings Plan(1)	187,957	183,603
Other accrued expenses	127,017	116,039
Customer credits and advances	122,486	95,188
Warranty	46,439	45,458
Interest payable	46,217	19,396
Income taxes payable	34,774	17,040
	$806,636	$649,431
Other non-current liabilities:
Pension liabilities	$74,524	$72,801
Income taxes payable	71,474	68,439
Other non-current liabilities	29,106	31,167
	$175,104	$172,407

________________

(1)
KLA-Tencor has a non-qualified deferred compensation plan (known as “Executive Deferred Savings Plan”) under which certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds, and the participants remain general creditors of the Company. The Company invests these funds in certain mutual funds and such investments are classified as trading securities in the condensed consolidated balance sheets. Distributions from the Executive Deferred Savings Plan commence following a participant’s retirement or termination of employment or on a specified date allowed per the Executive Deferred Savings Plan provisions, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. Participants can generally elect the distributions to be paid in lump sum or quarterly cash payments over a scheduled period for up to 15 years and are allowed to make subsequent changes to their existing elections as permissible under the Executive Deferred Savings Plan provisions. Changes in the Executive Deferred Savings Plan liability are recorded in selling, general and administrative expense in the condensed consolidated statements of operations. The expense associated with changes in the liability included in selling, general and administrative expense was $6.8 million and $5.8 million during the three months ended September 30, 2017 and 2016, respectively. Changes in the Executive Deferred Savings Plan assets are recorded as gains (losses), net in selling, general and administrative expense in the condensed consolidated statements of operations. The amount of net gains included in selling, general and administrative expense was $6.9 million and $5.9 million during the three months ended September 30, 2017 and 2016, respectively.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (“OCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of September 30, 2017	$(29,599)	$(3,272)	$4,145	$(22,055)	$(50,781)

Balance as of June 30, 2017	$(30,654)	$(3,869)	$5,221	$(22,021)	$(51,323)
The effects on net income of amounts reclassified from accumulated OCI to the Condensed Consolidated Statement of Operations for the indicated period were as follows (in thousands):

	Location in the Condensed Consolidated	Three months ended September 30,
Accumulated OCI Components	Statements of Operations	2017	2016
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$968	$(1,481)
	Costs of revenues	961	(87)
	Interest expense	189	189
	Net gains (losses) reclassified from accumulated OCI	$2,118	$(1,379)
Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$6	$204
The amounts reclassified out of accumulated OCI related to the Company’s defined benefit pension plans, which were recognized as a component of net periodic cost for the three months ended September 30, 2017 and 2016 were $0.4 million, respectively. For additional details, refer to Note 11, “Employee Benefit Plans” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

NOTE 4 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of September 30, 2017 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$966,542	$723	$(1,530)	$965,735
Money market funds and other	923,316	—	—	923,316
Sovereign securities	14,558	1	(28)	14,531
U.S. Government agency securities	363,751	31	(1,586)	362,196
U.S. Treasury securities	382,824	21	(1,484)	381,361
Subtotal	2,650,991	776	(4,628)	2,647,139
Add: Time deposits(1)	49,316	—	—	49,316
Less: Cash equivalents	960,668	—	—	960,668
Marketable securities	$1,739,639	$776	$(4,628)	$1,735,787

As of June 30, 2017 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$1,120,548	$598	$(1,951)	$1,119,195
Money market funds and other	616,039	—	—	616,039
Sovereign securities	52,621	—	(56)	52,565
U.S. Government agency securities	510,553	62	(1,789)	508,826
U.S. Treasury securities	374,676	52	(1,429)	373,299
Subtotal	2,674,437	712	(5,225)	2,669,924
Add: Time deposits(1)	39,389	—	—	39,389
Less: Cash equivalents	845,639	—	(15)	845,624
Marketable securities	$1,868,187	$712	$(5,210)	$1,863,689
________________

(1)	Time deposits excluded from fair value measurements.
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

As of September 30, 2017 (In thousands)	Fair Value	Gross Unrealized Losses(1)
Corporate debt securities	$581,581	$(1,530)
U.S. Government agency securities	341,545	(1,586)
U.S. Treasury securities	361,406	(1,484)
Sovereign securities	12,534	(28)
Total	$1,297,066	$(4,628)
__________________

(1)	As of September 30, 2017, the amount of total gross unrealized losses related to investments that had been in a continuous loss position for 12 months or more was $1.5 million.

The contractual maturities of securities classified as available-for-sale, regardless of their classification on the Company’s Condensed Consolidated Balance Sheet, as of the date indicated below were as follows:

As of September 30, 2017 (In thousands)	Amortized Cost	Fair Value
Due within one year	$497,313	$496,788
Due after one year through three years	1,242,326	1,238,999
	$1,739,639	$1,735,787
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities for the three months ended September 30, 2017 and 2016 were immaterial.

NOTE 5 - BUSINESS COMBINATION
On June 9, 2017, the Company completed the acquisition of the outstanding shares of a privately-held company that designs and manufactures optical profilers and defect inspection systems for advanced semiconductor packaging, LED and data storage industries, for total purchase consideration of $37.1 million, including cash paid of $31.8 million, inclusive of a post-closing working capital adjustment payment. The remaining acquisition holdback amount of $4.8 million will be paid before the end of calendar year 2017. The primary reason for the acquisition is to expand the Company’s portfolio of products.

The following table represents the preliminary purchase price allocation and summarizes the aggregate estimated fair value of the net assets acquired, including a post-closing working capital adjustment:

(In thousands)	Preliminary Purchase Price Allocation
Intangible assets	$17,660
Goodwill	14,451
Assets acquired (including cash and marketable securities of $3.2 million)	6,294
Liabilities assumed	(1,334)
Fair value of net assets acquired	$37,071

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The $14.5 million of goodwill was assigned to the Global Service and Support (“GSS”), and the Other reporting units. None of the goodwill recognized is deductible for income tax purposes.
NOTE 6 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in prior business combinations. The Company has four reporting units: Wafer Inspection, Patterning, Global Service and Support, and Others. The following table presents goodwill balances and the movements by reporting unit during the three months ended September 30, 2017:

(In thousands)	Wafer Inspection	Patterning	GSS	Others	Total
Balance as of June 30, 2017	$281,095	$53,255	$2,856	$12,320	$349,526
Foreign currency and other adjustments	(19)	—	34	137	152
Balance as of September 30, 2017	$281,076	$53,255	$2,890	$12,457	$349,678
Goodwill is net of accumulated impairment losses of $277.6 million, which were recorded prior to the fiscal year ended June 30, 2014.

The Company performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2016 during the three months ended December 31, 2016 as part of its annual goodwill impairment assessment and concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. As of December 31, 2016, the Company’s assessment indicated that goodwill in the reporting units was not impaired. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed in the second quarter of the fiscal year ended June 30, 2017. The next annual assessment of goodwill by reporting unit is scheduled to be performed in the second quarter of the fiscal year ending June 30, 2018.
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of September 30, 2017			As of June 30, 2017
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$157,259	$141,401	$15,858	$157,259	$140,346	$16,913
Trade name/Trademark	7 years	20,993	19,942	1,051	20,993	19,902	1,091
Customer relationships	7-8 years	55,680	54,998	682	55,680	54,959	721
Backlog	<1 year	260	88	172	260	22	238
Total		$234,192	$216,429	$17,763	$234,192	$215,229	$18,963
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.
For the three months ended September 30, 2017 and 2016, amortization expense for purchased intangible assets was $1.2 million and $1.3 million, respectively. Based on the intangible assets recorded as of September 30, 2017, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2018 (remaining 9 months)	$3,051
2019	2,486
2020	2,486
2021	2,486
2022	2,486
Thereafter	4,768
Total	$17,763

NOTE 7 – DEBT
The following table summarizes the debt of the Company as of September 30, 2017 and June 30, 2017:

	As of September 30, 2017		As of June 30, 2017
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 2.375% Senior notes due on November 1, 2017	$250,000	2.396%	$250,000	2.396%
Fixed-rate 3.375% Senior notes due on November 1, 2019	250,000	3.377%	250,000	3.377%
Fixed-rate 4.125% Senior notes due on November 1, 2021	500,000	4.128%	500,000	4.128%
Fixed-rate 4.650% Senior notes due on November 1, 2024(1)	1,250,000	4.682%	1,250,000	4.682%
Fixed-rate 5.650% Senior notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Term loans	290,000	2.550%	446,250	2.137%
Total debt	2,790,000		2,946,250
Unamortized discount	(2,798)		(2,901)
Unamortized debt issuance costs	(12,364)		(12,892)
Total debt	$2,774,838		$2,930,457
Reported as:
Current portion of long-term debt	$249,996		$249,983
Long-term debt	2,524,842		2,680,474
Total debt	$2,774,838		$2,930,457
__________________

(1)
The effective interest rate disclosed above for this series of Senior Notes excludes the impact of the treasury rate lock hedge discussed below. The effective interest rate including the impact of the treasury rate lock hedge was 4.626%.

As of September 30, 2017, future principal payments for the debt are summarized as follows:

Fiscal year ending June 30:	Amount (In thousands)
2018 (remaining 9 months)	$250,000
2019	—
2020	540,000
2021	—
2022	500,000
Thereafter	1,500,000
Total payments	$2,790,000

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
The original discount on the Senior Notes amounted to $4.0 million and is being amortized over the life of the debt. Interest is payable semi-annually on May 1 and November 1 of each year. The debt indenture (the “Indenture”) includes covenants that limit the Company’s ability to grant liens on its facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted. As of September 30, 2017, the Company was in compliance with all of its covenants under the Indenture associated with the Senior Notes.
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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of September 30, 2017 and June 30, 2017 was approximately $2.68 billion and $2.67 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.

Credit Facility (Term Loans and Unfunded Revolving Credit Facility):
In November 2014, the Company entered into $750.0 million of five-year senior unsecured prepayable term loans and a $500.0 million unfunded revolving credit facility (collectively, the “Credit Facility”) under the Credit Agreement (the “Credit Agreement”). The interest under the Credit Facility will be payable on the borrowed amounts at the London Interbank Offered Rate (“LIBOR”) plus a spread, which is currently 125 bps, and this spread is subject to adjustment in conjunction with the Company’s credit rating downgrades or upgrades. The spread ranges from 100 bps to 175 bps based on the Company’s then effective credit rating. The Company is also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the revolving credit facility, which is also subject to an adjustment in conjunction with the Company’s credit rating downgrades or upgrades by Moody’s and S&P. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility, depending upon the then effective credit rating. Principal payments with respect to the term loans will be made on the last day of each calendar quarter, and any unpaid principal balance of the term loans, including accrued interest, shall be payable on November 14, 2019 (the “Maturity Date”). The Company may prepay the term loans and unfunded revolving credit facility at any time without a prepayment penalty. During the first quarter of the fiscal year ending June 30, 2018, the Company made term loan principal payments of $156.3 million. The remaining term loan balance of $290.0 million as of September 30, 2017 is due on the maturity date.
The Credit Facility requires the Company to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, the Company is required to maintain the maximum leverage ratio as described in the Credit Agreement, on a quarterly basis of 3.00 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter.
The Company was in compliance with all covenants under the Credit Agreement as of September 30, 2017 and had no outstanding borrowings under the unfunded revolving credit facility.
NOTE 8 – EQUITY AND LONG-TERM INCENTIVE COMPENSATION PLANS
Equity Incentive Program
As of September 30, 2017, the Company had two plans under which the Company was able to issue equity incentive awards, such as restricted stock units and stock options, to its employees, consultants and members of its Board of Directors: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 1998 Director Plan (the “Outside Director Plan”).
2004 Plan:
The 2004 Plan provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock units, performance shares, performance units and deferred stock units to the Company’s employees, consultants and members of its Board of Directors. As of September 30, 2017, 2.5 million shares were available for issuance under the 2004 Plan.
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
Outside Director Plan
The Outside Director Plan only permits the issuance of stock options to the non-employee members of the Board of Directors. As of September 30, 2017, 1.7 million shares were available for grant under the Outside Director Plan.

Equity Incentive Plans - General Information
The following table summarizes the combined activity under the Company’s equity incentive plans for the indicated periods:

(In thousands)	Available For Grant(1)
Balance as of June 30, 2017	4,710
Restricted stock units granted (2)	(565)
Restricted stock units granted adjustment (3)	33
Restricted stock units canceled	2
Balance as of September 30, 2017	4,180
__________________

(1)	The number of restricted stock units reflects the application of the award multiplier as described above (1.8x or 2.0x depending on the grant date of the applicable award).

(2)
Includes restricted stock units granted to senior management during the three months ended September 30, 2017 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of September 30, 2017, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria had been satisfied. Therefore, this line item includes all such performance-based restricted stock units granted during the three months ended September 30, 2017, reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.3 million shares for the three months ended September 30, 2017 reflects the application of the multiplier described above).

(3)
Represents the portion of restricted stock units granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the three months ended September 30, 2017.

The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. For restricted stock units granted without “dividend equivalent” rights, fair value is calculated using the closing price of the Company’s common stock on the grant date, adjusted to exclude the present value of dividends which are not accrued on those restricted stock units. The fair value for restricted stock units granted with “dividend equivalent” rights is determined using the closing price of the Company’s common stock on the grant date. As of September 30, 2017, the Company accrued $7.0 million of dividends payable, which included both a special cash dividend and regular quarterly cash dividends for the unvested restricted stock units outstanding as of the dividend record date. The fair value for purchase rights under the Company’s Employee Stock Purchase Plan is determined using a Black-Scholes valuation model.
The following table shows pre-tax stock-based compensation expense for the indicated periods:

	Three months ended September 30,
(In thousands)	2017	2016
Stock-based compensation expense by:
Costs of revenues	$1,416	$1,262
Research and development	2,171	2,021
Selling, general and administrative	10,444	8,195
Total stock-based compensation expense	$14,031	$11,478
The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of September 30, 2017	As of June 30, 2017
Inventory	$2,915	$2,820

Restricted Stock Units
The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, withheld for taxes, and forfeited during the three months ended September 30, 2017 and restricted stock units outstanding as of September 30, 2017 and June 30, 2017:

Restricted Stock Units	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2017(2)	2,241	$68.24
Granted(2)	283	$88.96
Granted adjustments(3)	(17)	$74.26
Vested and released	(334)	$61.80
Withheld for taxes	(257)	$61.80
Forfeited	(1)	$80.15
Outstanding restricted stock units as of September 30, 2017(2)	1,915	$73.23
__________________

(1)
Share numbers reflect actual shares subject to awarded restricted stock units. As described above, under the terms of the 2004 Plan, the number of shares subject to each award reflected in this number is multiplied by either 1.8x or 2.0x (depending on the grant date of the award) to calculate the impact of the award on the share reserve under the 2004 Plan.

(2)
Includes restricted stock units granted to senior management with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of September 30, 2017, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares (0.3 million shares for the fiscal year ended June 30, 2016, 42 thousand shares for the fiscal year ended June 30, 2017 and 0.2 million shares for the three months ended September 30, 2017) that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

(3)
Represents the portion of restricted stock units granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during three months ended September 30, 2017.

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
The following table shows the weighted-average grant date fair value per unit for the restricted stock units granted and the restricted stock units vested and tax benefits realized by the Company in connection with vested and released restricted stock units for the indicated periods:

	Three months ended September 30,
(In thousands, except for weighted-average grant date fair value)	2017	2016
Weighted-average grant date fair value per unit	$88.96	$68.74
Grant date fair value of vested restricted stock units	$36,534	$29,208
Tax benefits realized by the Company in connection with vested and released restricted stock units	$18,412	$13,929

As of September 30, 2017, the unrecognized stock-based compensation expense balance related to restricted stock units was $112.3 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.8 years. The intrinsic value of outstanding restricted stock units as of September 30, 2017 was $203.0 million.

Cash-Based Long-Term Incentive Compensation
The Company has adopted a cash-based long-term incentive (“Cash LTI”) program for many of its employees as part of the Company’s employee compensation program. During the three months ended September 30, 2017 and 2016, the Company approved Cash LTI awards of $2.1 million and $1.6 million, respectively under the Company’s Cash Long-Term Incentive Plan (“Cash LTI Plan”). Cash LTI awards issued to employees under the Cash LTI Plan will vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date. Executives and non-employee Board members are not participating in this program. During the three months ended September 30, 2017 and 2016, the Company recognized $14.8 million and $12.2 million, respectively, in compensation expense under the Cash LTI Plan. As of September 30, 2017, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $113.4 million.
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
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended September 30,
	2017	2016
Stock purchase plan:
Expected stock price volatility	25.9%	20.6%
Risk-free interest rate	0.9%	0.4%
Dividend yield	2.6%	2.9%
Expected life (in years)	0.5	0.5
The following table shows the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three months ended September 30,
	2017	2016
Tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP	$847	$704
Weighted-average fair value per share based on Black-Scholes model	$19.04	$14.06
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. As of September 30, 2017, a total of 2.7 million shares were reserved and available for issuance under the ESPP.

Quarterly cash dividends
On August 3, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.59 per share on the outstanding shares of the Company’s common stock, which was paid on September 1, 2017 to the stockholders of record as of the close of business on August 15, 2017. The total amount of regular quarterly cash dividends and dividend equivalents paid by the Company during the three months ended September 30, 2017 and 2016 was $94.1 million and $81.6 million, respectively. The amount of accrued dividends payable for regular quarterly cash dividends on unvested restricted stock units with dividend equivalent rights as of September 30, 2017 and June 30, 2017 was $4.2 million and $4.8 million, respectively. These amounts will be paid upon vesting of the underlying restricted stock units.
Special cash dividend
On November 19, 2014, the Company’s Board of Directors declared a special cash dividend of $16.50 per share on our outstanding common stock, which was paid on December 9, 2014 to the stockholders of record as of the close of business on December 1, 2014. The declaration and payment of the special cash dividend was part of the Company’s leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 7, “Debt” that was completed during the three months ended December 31, 2014. As of the declaration date, the total amount of the special cash dividend accrued by the Company was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014, except for the aggregate special cash dividend of $43.0 million that was accrued for the unvested restricted stock units. As of September 30, 2017 and June 30, 2017, the Company had a total of $2.8 million and $9.0 million, respectively, of accrued dividends payable for the special cash dividend with respect to outstanding unvested restricted stock units, which will be paid when such underlying unvested restricted stock units vest. The Company paid a special cash dividend with respect to vested restricted stock units during the three months ended September 30, 2017 and 2016 of $6.2 million and $7.7 million, respectively. Other than the special cash dividend declared during the three months ended December 31, 2014, the Company historically has not declared any special cash dividend.
NOTE 9 – STOCK REPURCHASE PROGRAM
The Company’s Board of Directors has authorized a program for the Company to repurchase shares of the Company’s common stock. The intent of this program is to offset the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, as well as to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases were made in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder, such as Rule 10b-18. As of September 30, 2017, an aggregate of approximately 5.2 million shares were available for repurchase under the Company’s repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three months ended September 30,
(In thousands)	2017	2016
Number of shares of common stock repurchased	433	—
Total cost of repurchases	$40,775	$—
As of September 30, 2017, the Company had repurchased 8,079 shares for $0.8 million, which repurchases had not settled prior to September 30, 2017. The amount was recorded as a component of other current liabilities for the period presented.
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

The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share amounts)	Three months ended September 30,
	2017	2016
Numerator:
Net income	$280,936	$178,101
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	156,826	156,129
Effect of dilutive restricted stock units and options(1)	1,020	892
Weighted-average shares-diluted	157,846	157,021
Basic net income per share	$1.79	$1.14
Diluted net income per share	$1.78	$1.13
Anti-dilutive securities excluded from the computation of diluted net income per share	—	45
__________________
(1) The Company has not had any outstanding stock options since August 2016.
NOTE 11 – INCOME TAXES
The following table provides details of income taxes:

	Three months ended September 30,
(Dollar amounts in thousands)	2017	2016
Income before income taxes	$336,152	$222,220
Provision for income taxes	$55,216	$44,119
Effective tax rate	16.4%	19.9%
The Company’s effective tax rate was lower during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to an increase in the proportion of the Company’s earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate during the three months ended September 30, 2017.
The Company is subject to United States federal income tax examination for all years beginning from the fiscal year ended June 30, 2014. The Company is subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2013. The Company is also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2013. The Company is under income tax examination in Israel for the fiscal years ended June 30, 2013 through June 30, 2016. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from any examination of these years.
It is possible that certain examinations may be concluded in the next twelve months. The Company believes that it may recognize up to $23.5 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.

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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended September 30,
(In thousands)	2017	2016
Receivables sold under factoring agreements	$31,901	$56,733
Proceeds from sales of LCs	$5,571	$3,408
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $2.5 million and $2.4 million for the three months ended September 30, 2017 and 2016, respectively.
The following is a schedule of expected operating lease payments:

Fiscal year ending June 30,	Amount (In thousands)
2018 (remaining 9 months)	$9,165
2019	6,391
2020	4,915
2021	3,469
2022	1,450
2023 and thereafter	2,531
Total minimum lease payments	$27,921
Purchase Commitments. KLA-Tencor maintains commitments to purchase inventory from its suppliers as well as goods and services in the ordinary course of business. The Company’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s estimate of its significant purchase commitments is approximately $442.0 million as of September 30, 2017 which are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

Cash Long-Term Incentive Plan. As of September 30, 2017, the Company had committed $163.5 million for future payment obligations under its Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date.
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
The following table provides the changes in the product warranty accrual for the indicated periods:

	Three months ended September 30,
(In thousands)	2017	2016
Beginning balance	$45,458	$34,773
Accruals for warranties issued during the period	13,096	10,902
Changes in liability related to pre-existing warranties	(2,531)	(445)
Settlements made during the period	(9,584)	(8,263)
Ending balance	$46,439	$36,967
The Company maintains guarantee arrangements available through various financial institutions for up to $23.4 million, of which $18.5 million had been issued as of September 30, 2017, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of the Company’s subsidiaries in Europe and Asia.
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
In October 2014, in anticipation of the issuance of the Senior Notes, the Company entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The objective of the Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The Rate Lock Agreements had a notional amount of $1.00 billion in aggregate which matured in the second quarter of the fiscal year ended June 30, 2015. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and the Company recorded the fair value of $7.5 million as a gain within accumulated other comprehensive income (loss) as of December 31, 2014. The Company recognized $0.2 million for each of the three months ended September 30, 2017 and 2016 for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. As of September 30, 2017, the unamortized portion of the fair value of the forward contracts for the rate lock agreements was $5.3 million.

Derivatives in Cash Flow Hedging Relationships: Foreign Exchange and Interest Rate Contracts
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the condensed consolidated financial statements for the indicated periods were as follows:

		Three months ended September 30,
(In thousands)	Location in Financial Statements	2017	2016
Derivatives Designated as Hedging Instruments
Gains (losses) in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$444	$(1,838)
Gains (losses) reclassified from accumulated OCI into income (effective portion):	Revenues	$968	$(1,481)
	Costs of revenues	961	(87)
	Interest expense	189	189
	Net gains (losses) reclassified from accumulated OCI into income (effective portion)	$2,118	$(1,379)
Gains (losses) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Other expense (income), net	$(71)	$(11)
Derivatives Not Designated as Hedging Instruments
Gains (losses) recognized in income	Other expense (income), net	$439	$(164)

The U.S. dollar equivalent of all outstanding notional amounts of hedge contracts, with maximum remaining maturities of approximately ten months as of September 30, 2017 and June 30, 2017, respectively was as follows:

(In thousands)	As of September 30, 2017	As of June 30, 2017
Cash flow hedge contracts
Purchase	$17,552	$19,305
Sell	$96,790	$128,672
Other foreign currency hedge contracts
Purchase	$146,392	$165,563
Sell	$134,258	$118,504
The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of September 30, 2017	As of June 30, 2017	Balance Sheet Location	As of September 30, 2017	As of June 30, 2017
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$1,728	$2,198	Other current liabilities	$—	$72
Total derivatives designated as hedging instruments		$1,728	$2,198		$—	$72
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$2,315	$3,733	Other current liabilities	$1,235	$1,203
Total derivatives not designated as hedging instruments		$2,315	$3,733		$1,235	$1,203
Total derivatives		$4,043	$5,931		$1,235	$1,275

The following table provides the balances and changes in accumulated OCI, before taxes, related to derivative instruments for the indicated periods:

	Three months ended September 30,
(In thousands)	2017	2016
Beginning balance	$8,126	$1,210
Amount reclassified to income	(2,118)	1,379
Net change in unrealized gains or losses	444	(1,838)
Ending balance	$6,452	$751
Offsetting of Derivative Assets and Liabilities
KLA-Tencor presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The Company has entered into arrangements with each of its counterparties, which reduce credit risk by permitting net settlement of transactions with the same counterparty under certain conditions. As of September 30, 2017 and June 30, 2017, information related to the offsetting arrangements was as follows (in thousands):

As of September 30, 2017				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$4,043	$—	$4,043	$(1,017)	$—	$3,026
Derivatives - Liabilities	$(1,235)	$—	$(1,235)	$1,017	$—	$(218)

As of June 30, 2017				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$5,931	$—	$5,931	$(1,275)	$—	$4,656
Derivatives - Liabilities	$(1,275)	$—	$(1,275)	$1,275	$—	$—
NOTE 15 – RELATED PARTY TRANSACTIONS
During the three months ended September 30, 2017 and 2016, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members, were, during the periods presented, an executive officer or a board member of a subsidiary, including Citrix Systems, Inc., Keysight Technologies, Inc., MetLife Insurance K.K. and NetApp, Inc. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three months ended September 30,
(In thousands)	2017	2016
Total revenues	$2	$—
Total purchases	$704	$357
The Company’s receivable and payable balances from these parties were immaterial at September 30, 2017 and June 30, 2017. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.

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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended September 30,
(Dollar amounts in thousands)	2017		2016
Revenues:
Korea	$274,678	28%	$135,089	18%
China	168,339	17%	85,689	12%
Japan	146,435	15%	104,784	14%
Taiwan	138,559	14%	273,692	35%
North America	129,250	13%	87,266	12%
Europe & Israel	83,505	9%	34,848	5%
Rest of Asia	28,815	4%	29,305	4%
Total	$969,581	100%	$750,673	100%
The following is a summary of revenues by major products for the indicated periods (as a percentage of total revenues):

	Three months ended September 30,
(Dollar amounts in thousands)	2017		2016
Revenues:
Wafer Inspection	$389,420	40%	$359,009	48%
Patterning	294,350	30%	172,614	23%
Global Service and Support(1)	260,498	27%	207,986	28%
Other	25,313	3%	11,064	1%
Total	$969,581	100%	$750,673	100%
__________________
(1) The Global Service and Support revenues includes service revenues as presented in the condensed consolidated statements of operations as well as certain product revenues, primarily revenues from the Company’s K-T Pro business.

In the three months ended September 30, 2017, one customer accounted for approximately 28% of total revenues. In the three months ended September 30, 2016, three customers accounted for approximately 29%, 13% and 11% of total revenues. Two customers on an individual basis accounted for greater than 10% of net accounts receivables as of September 30, 2017 and June 30, 2017, respectively.
Long-lived assets by geographic region as of the dates indicated below were as follows:

(In thousands)	As of September 30, 2017	As of June 30, 2017
Long-lived assets:
United States	$185,000	$191,096
Singapore	40,531	39,118
Israel	29,850	30,182
Europe	13,351	13,300
Rest of Asia	11,140	10,279
Total	$279,872	$283,975

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors” in this report as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2017, filed with the Securities and Exchange Commission on August 4, 2017. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation and do not intend to update the forward-looking statements in this report after the date hereof.
EXECUTIVE SUMMARY
KLA-Tencor Corporation is a leading supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. Our broad portfolio of inspection and metrology products, and related service, software and other offerings primarily supports integrated circuit (“IC” or “chip”) manufacturers throughout the entire semiconductor fabrication process, from research and development to final volume production. We provide leading-edge equipment, software and support that enable IC manufacturers to identify, resolve and manage significant advanced technology manufacturing process challenges and obtain higher finished product yields at lower overall cost. In addition to serving the semiconductor industry, we also provide a range of technology solutions to a number of other high technology industries, including advanced packaging, light emitting diode (“LED”), power devices, compound semiconductor and data storage industries, as well as general materials research.

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
As we are a supplier to the global semiconductor and semiconductor-related industries, our customer base continues to become more highly concentrated over time, thereby increasing the potential impact of a sudden change in capital spending by a major customer on our revenues and profitability. As our customer base becomes increasingly more concentrated, large orders from a relatively limited number of customers account for a substantial portion of our sales, which potentially exposes us to more volatility for revenues and earnings. In the global semiconductor related industries, China is emerging as a major region for manufacturing of logic and memory chips, adding to its role as the world’s largest consumer of ICs. Government initiatives are propelling China to expand its domestic manufacturing capacity and attracting semiconductor manufacturers from Taiwan, Korea, Japan and the US. China is currently seen as an important long term growth region for the semiconductor capital equipment sector. We are also subject to the cyclical capital spending that has historically characterized the semiconductor and semiconductor-related industries. The timing, length, intensity and volatility of the capacity-oriented capital spending cycles of our customers are unpredictable.
The semiconductor industry has also been characterized by constant technological innovation. Currently, there are multiple drivers for growth in the industry with increased demand for chips providing computation power and connectivity for Artificial Intelligence (“AI”) applications and support for mobile devices at the leading edge of foundry chip manufacturing. Qualification of early extreme ultraviolet (“EUV”) lithography processes and equipment is driving growth at leading logic/foundry and dynamic random-access memory (“DRAM”) manufacturers. Expansion of the Internet of Things (“IoT”) together with increasing acceptance of advanced driver assistance systems (“ADAS”) in anticipation of the introduction of autonomous cars have begun to accelerate legacy-node technology conversions and capacity expansions. Intertwined in these areas, spurred by data storage and connectivity needs, is the growth in demand for memory chips. On the other hand, higher design costs for the most advanced ICs could economically constrain leading-edge manufacturing technology customers to focus their resources on only the large technologically advanced products and applications. We believe that, over the long term, our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and higher density applications that fuel demand for process control equipment, although the growth for such equipment may be adversely impacted by higher design costs for advanced ICs, reuse of installed products, and delays in production ramps by our customers in response to higher costs and technical challenges at more advanced technology nodes.
The demand for our products and our revenue levels are driven by our customers’ needs to solve the process challenges that they face as they adopt new technologies required to fabricate advanced ICs that are incorporated into sophisticated mobile devices. The timing for our customers in ordering and taking delivery of process control and yield management equipment is also determined by our customers’ requirements to meet the next generation production ramp schedules, and the timing for capacity expansion to meet end customer demand. During the three months ended September 30, 2017, revenues for our process control equipment increased from the quarter ended June 30, 2017, as a result of strong demand from our memory and logic market customers. Our earnings will depend not only on our revenue levels, but also on the amount of research and development spending required to meet our customers’ technology roadmaps. We have maintained production volumes and capacity to meet anticipated customer requirements and remain at risk of incurring significant inventory-related and other restructuring charges if business conditions deteriorate. Over the past year, our customers have taken delivery of higher volumes of process control equipment than they did in the previous year. However, any delay or push out by our customers in taking delivery of process control and yield management equipment may cause earnings volatility, due to increases in the risk of inventory related charges as well as timing of revenue recognition.

The following table sets forth some of our key quarterly unaudited financial information:

(In thousands, except net income per share)	Three months ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Total revenues	$969,581	$938,647	$913,809	$876,885	$750,673
Gross margin	$616,132	$590,717	$570,535	$558,378	$472,837
Net income	$280,936	$256,162	$253,562	$238,251	$178,101
Net income per share:
Basic (1)	$1.79	$1.64	$1.62	$1.52	$1.14
Diluted (1)	$1.78	$1.62	$1.61	$1.52	$1.13
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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 describes the significant accounting policies and methods used in preparation of the condensed consolidated financial statements. We base these estimates and assumptions on historical experience, and evaluate them on an ongoing basis to ensure that they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors on a quarterly basis, and the Audit Committee has reviewed our related disclosure in this Quarterly Report on Form 10-Q. The accounting policies that reflect our more significant estimates, judgments and assumptions and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

•	Revenue Recognition

•	Inventories

•	Warranty

•	Allowance for Doubtful Accounts

•	Equity and Cash-Based Long-Term Incentive Compensation Plans

•	Contingencies and Litigation

•	Goodwill and Intangible Assets

•	Income Taxes

•	Valuation of Marketable Securities
Other than the adoption of the accounting standard update on accounting for subsequent measurement of inventory (see “Recent Accounting Pronouncements” below), there were no significant changes in our critical accounting estimates and policies during the three months ended September 30, 2017. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2017 for a more complete discussion of our critical accounting policies and estimates.
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
We enter into volume purchase agreements with some of our customers. We accrue the estimated credits earned by our customers for such incentives, and in situations when the credit levels vary depending upon sales volume, we update our accrual based on the amount that we estimate will be purchased pursuant to the volume purchase agreements. Accruals for customer credits are recorded as an offset to revenue or deferred revenue.
Spare parts revenue is recognized when the parts have been shipped, risk of loss has passed to the customer and collection of the resulting receivable is reasonably assured.
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
Valuation of Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We have four reporting units: Wafer Inspection, Patterning, Global Services and Support, and Others. See Note 6, “Goodwill and Purchased Intangible Assets” to the Condensed Consolidated Financial Statements for additional details.
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
If we were to encounter challenging economic conditions, such as a decline in our operating results, an unfavorable industry or macroeconomic environment, a substantial decline in our stock price, or any other adverse change in market conditions, we may be required to perform the two-step quantitative goodwill impairment analysis. In addition, if such conditions have the effect of changing one of the critical assumptions or estimates we use to calculate the value of our goodwill or intangible assets, we may be required to record goodwill and/or intangible asset impairment charges in future periods, whether in connection with our next annual impairment assessment or prior to that, if any triggering event occurs outside of the quarter during which the annual goodwill impairment assessment is performed. It is not possible at this time to determine if any such future impairment charge would occur or, if it does, whether such charge would be material to our consolidated results of operations.
Inventories
Inventories are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Demonstration units are stated at their manufacturing cost and written down to their net realizable value. We review and set standard costs semi-annually at current manufacturing costs in order to approximate actual costs. Our manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes, adjusted for excess capacity. Abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and spoilage are recognized as current period charges. We write down product inventory based on forecasted demand and technological obsolescence and service spare parts inventory based on forecasted usage. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including those recently adopted and the expected dates of adoption as well as estimated effects, if any, on our condensed consolidated financial statements of those not yet adopted, see Note 1, “Basis of Presentation” to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS
Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	September 30, 2017	June 30, 2017	September 30, 2016	Q1 FY18 vs. Q4 FY17		Q1 FY18 vs. Q1 FY17
Revenues:
Product	$760,787	$737,432	$561,753	$23,355	3%	$199,034	35%
Service	208,794	201,215	188,920	7,579	4%	19,874	11%
Total revenues	$969,581	$938,647	$750,673	$30,934	3%	$218,908	29%
Costs of revenues	$353,449	$347,930	$277,836	$5,519	2%	$75,613	27%
Gross margin percentage	64%	63%	63%
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
Product revenues during the three months ended September 30, 2017 increased compared to each of the three months ended June 30, 2017 and September 30, 2016, primarily due to increased investments from our memory and logic customers for next generation technology as well as capacity-related investments.
Service revenues
Service revenues are generated from maintenance contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of our service revenues is typically a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems, but it is also impacted by other factors, such as our rate of service contract renewals, the types of systems being serviced and fluctuations in foreign exchange rates. Service revenues during the three months ended September 30, 2017 increased compared to each of the three months ended June 30, 2017 and September 30, 2016, primarily as a result of an increase over time in the number of post-warranty systems installed at our customers’ sites over that time period.

Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended
(Dollar amounts in thousands)	September 30, 2017		June 30, 2017		September 30, 2016
Korea	$274,678	28%	$295,720	31%	$135,089	18%
China	168,339	17%	137,397	15%	85,689	12%
Japan	146,435	15%	91,880	10%	104,784	14%
Taiwan	138,559	14%	183,710	20%	273,692	35%
North America	129,250	13%	164,593	17%	87,266	12%
Europe & Israel	83,505	9%	43,527	5%	34,848	5%
Rest of Asia	28,815	4%	21,820	2%	29,305	4%
Total	$969,581	100%	$938,647	100%	$750,673	100%
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
The following table summarizes the major factors that contributed to the changes in gross margin percentage:

	Gross Margin Percentage		Gross Margin Percentage
	Three months ended		Three months ended
June 30, 2017	62.9%	September 30, 2016	63.0%
Revenue volume of products and services	0.2%	Revenue volume of products and services	2.5%
Mix of products and services sold	0.8%	Mix of products and services sold	(1.8)%
Manufacturing labor, overhead and efficiencies	(0.8)%	Manufacturing labor, overhead and efficiencies	0.2%
Other service and manufacturing costs	0.4%	Other service and manufacturing costs	(0.4)%
September 30, 2017	63.5%	September 30, 2017	63.5%
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
Our gross margin increased to 63.5% during the three months ended September 30, 2017 from 62.9% during the three months ended June 30, 2017, primarily due to a favorable mix of products and services sold, and higher revenue volume of products and services, partially offset by higher manufacturing labor and overhead costs.
Our gross margin increased during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to higher revenue volume of products and services and an increase in manufacturing efficiencies, partially offset by a less favorable mix of products and services sold, higher warranty costs, and higher charges for inventory obsolescence.

Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	September 30, 2017	June 30, 2017	September 30, 2016	Q1 FY18 vs. Q4 FY17		Q1 FY18 vs. Q1 FY17
R&D expenses	$146,732	$136,555	$129,233	$10,177	7%	$17,499	14%
R&D expenses as a percentage of total revenues	15%	15%	17%
R&D expenses may fluctuate with product development phases and project timing as well as our focused R&D efforts that are aligned with our overall business strategy. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs, and other expenses.
R&D expenses during the three months ended September 30, 2017 increased compared to the three months ended June 30, 2017, primarily due to an increase in engineering materials and supplies expenses of $6.1 million, and an increase in employee-related expenses of $3.8 million as a result of additional engineering headcount, higher variable compensation, and higher employee benefit costs.
R&D expenses during the three months ended September 30, 2017 increased compared to the three months ended September 30, 2016, primarily due to an increase in employee-related expenses of $7.8 million as a result of additional engineering headcount and higher variable compensation, and an increase in engineering project materials of $8.4 million.
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
Selling, General and Administrative (“SG&A”)

	Three months ended
(Dollar amounts in thousands)	September 30, 2017	June 30, 2017	September 30, 2016	Q1 FY18 vs. Q4 FY17		Q1 FY18 vs. Q1 FY17
SG&A expenses	$107,713	$105,164	$94,388	$2,549	2%	$13,325	14%
SG&A expenses as a percentage of total revenues	11%	11%	13%
SG&A expenses during the three months ended September 30, 2017 increased compared to the three months ended June 30, 2017, primarily due to an increase in employee-related expenses of $4.9 million on account of higher variable compensation, additional headcount and employee benefit costs, and higher contributions to our corporate social responsibility program of $1.0 million. The increases above were partially offset by a decrease in travel-related expense of $1.9 million, our recovery of $1.9 million in accounts receivable that had been previously classified as bad debt, and a decrease in consulting expense of $1.0 million.
SG&A expenses during the three months ended September 30, 2017 increased compared to the three months ended September 30, 2016, primarily due to an increase in employee-related expenses of $10.1 million on account of additional headcount and higher variable compensation, an increase in consulting expense of $2.0 million, and higher contributions to our corporate social responsibility program of $1.0 million. The increases above were partially offset by our recovery of $1.9 million in accounts receivable that had been previously classified as bad debt.

Interest Expense and Other Expense (Income), Net

(Dollar amounts in thousands)	Three months ended
	September 30, 2017	June 30, 2017	September 30, 2016
Interest expense	$30,576	$30,648	$30,732
Other expense (income), net	$(5,041)	$(6,682)	$(3,736)
Interest expense as a percentage of total revenues	3%	3%	4%
Other expense (income), net as a percentage of total revenues	1%	1%	—%
Interest expense is primarily attributable to our $2.50 billion Senior Notes, $290.0 million outstanding unsecured prepayable term loans and our $500.0 million unfunded revolving credit facility.
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
The decrease in other income, net during the three months ended September 30, 2017 compared to the three months ended June 30, 2017 was primarily due to an impairment charge on an equity investment in a privately-held company of $1.0 million and net foreign currency loss of $1.0 million, partially offset by an increase in interest income of $1.3 million.
The increase in other income, net during the three months ended September 30, 2017 compared to the three months ended September 30, 2016 was primarily due to an increase in interest income of $3.4 million, partially offset by a decrease in net foreign currency gains of approximately $1.3 million.
Provision for Income Taxes
The following table provides details of income taxes:

	Three months ended September 30,
(Dollar amounts in thousands)	2017	2016
Income before income taxes	$336,152	$222,220
Provision for income taxes	$55,216	$44,119
Effective tax rate	16.4%	19.9%
Our effective tax rate was lower during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to the increase in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate during the three months ended September 30, 2017.
We are subject to United States federal income tax examination for all years beginning from the fiscal year ended June 30, 2014. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2013. We are also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2013. We are under income tax examination in Israel for the fiscal years ended June 30, 2013 through June 30, 2016. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from any examination of these years.
It is possible that certain examinations may be concluded in the next twelve months. We believe that we may recognize up to $23.5 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.

LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	As of September 30, 2017	As of June 30, 2017
Cash and cash equivalents	$1,320,697	$1,153,051
Marketable securities	1,735,787	1,863,689
Total cash, cash equivalents and marketable securities	$3,056,484	$3,016,740
Percentage of total assets	54%	55%

	Three months ended September 30,
(In thousands)	2017	2016
Cash flows:
Net cash provided by operating activities	$373,629	$169,777
Net cash provided by (used in) investing activities	112,994	(167,823)
Net cash used in financing activities	(320,132)	(146,689)
Effect of exchange rate changes on cash and cash equivalents	1,155	2,572
Net increase (decrease) in cash and cash equivalents	$167,646	$(142,163)
Cash and Cash Equivalents and Marketable Securities:
As of September 30, 2017, our cash, cash equivalents and marketable securities totaled $3.06 billion, which is an increase of $39.7 million from June 30, 2017. The increase is primarily attributable to our cash generated from operations and net proceeds from marketable securities, partially offset by prepayment of term loans of $156.3 million, payment of dividends and dividend equivalents of $100.3 million, and stock repurchases of $39.9 million. As of September 30, 2017, $1.85 billion of our $3.06 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to indefinitely reinvest $1.67 billion of the cash, cash equivalents and marketable securities held by our foreign subsidiaries. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay U.S. and foreign taxes of approximately 30%-50% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued (but have not paid) U.S. taxes on the remaining cash of $185.9 million of the $1.85 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Quarterly Cash Dividends and Special Cash Dividend:
During the three months ended September 30, 2017, our Board of Directors declared a regular quarterly cash dividend of $0.59 per share on our outstanding common stock, which was paid on September 1, 2017 to our stockholders of record as of the close of business on August 15, 2017. During the same period in fiscal year 2017, our Board of Directors declared and paid a regular quarterly cash dividend of $0.52 per share on our outstanding common stock. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended September 30, 2017 and 2016 was $94.1 million and $81.6 million, respectively. The amount of accrued dividends payable for regular quarterly cash dividends on unvested restricted stock units with dividend equivalent rights as of September 30, 2017 and June 30, 2017 was $4.2 million and $4.8 million, respectively. These amounts will be paid upon vesting of the underlying unvested restricted stock units as described in Note 8, “Equity and Long-term Incentive Compensation Plans,” to the condensed consolidated financial statements.
On November 19, 2014, we declared a special cash dividend of $16.50 per share on our outstanding common stock which was paid on December 9, 2014 to our stockholders of record as of the close of business on December 1, 2014. The declaration and payment of the special cash dividend was part of our leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 7, “Debt,” to the condensed consolidated financial statements that was completed during the three months ended December 31, 2014. As of the declaration date, the total amount of the special cash dividend accrued by us was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014, except for the aggregate special cash dividend of $43.0 million that was accrued for the unvested restricted stock units. As of September 30, 2017 and June 30, 2017, we had $2.8 million and $9.0 million, respectively, of accrued dividends payable for the special cash dividend with respect to outstanding unvested restricted stock units, which will be paid when such underlying unvested restricted stock units vest. We paid a special cash dividend with respect to vested restricted stock units during the three months ended September 30, 2017 and September 30, 2016 of $6.2 million and $7.7 million, respectively. Other than the special cash dividend declared during the three months ended December 31, 2014, we historically have not declared any special cash dividend.

Stock Repurchases:
The shares repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding. The stock repurchase program is intended, in part, to offset shares issued in connection with the purchases under our ESPP program and the vesting of employee restricted stock units.
Cash Flows from Operating Activities:
We have historically financed our liquidity requirements through cash generated from our operations. Net cash provided by operating activities during the three months ended September 30, 2017 increased by $203.9 million compared to the three months ended September 30, 2016 primarily as a result of the following factors:

•	An increase in collections of approximately $190.0 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, mainly driven by higher shipments;

•
An increase in interest income of approximately $3.0 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, as U.S. dollar interest rates increased;

•	Favorable impacts from foreign currency hedges of approximately $9.0 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016;

•	A decrease in income tax payments of $15.5 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016;

•
A decrease in payments for employee-related expenses of approximately $84.0 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, primarily due to a change in the timing of certain variable compensation payments; partially offset by

◦	An increase in accounts payable payments of approximately $97.0 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Cash Flows from Investing Activities:
Net cash provided by investing activities during the three months ended September 30, 2017 was $113.0 million compared to cash used in investing activities of $167.8 million during the three months ended September 30, 2016. This change was mainly due to the net purchases of marketable securities of $149.3 million during the three months ended September 30, 2016, compared to the net liquidation of investments in marketable securities of approximately $127.0 million during the three months ended September 30, 2017.
Cash Flows from Financing Activities:
Net cash used in financing activities during the three months ended September 30, 2017 increased by $173.4 million compared to the three months ended September 30, 2016. Net cash used in financing activities were mainly impacted by:

•	An increase in common stock repurchases of $39.9 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016;

•	An increase in the repayment of debt of $116.3 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016; and

•
An increase in dividend and dividend equivalent payments of $11.0 million during the three months ended September 30, 2017 compared to the three months ended September 30, 2016, due to an increase in our quarterly dividend from $0.52 to $0.59 per share instituted during the three months ended September 30, 2017.

Senior Notes:
In November 2014, we issued $2.50 billion aggregate principal amount of senior, unsecured long-term notes (collectively referred to as “Senior Notes”). We issued the Senior Notes as part of the leveraged recapitalization plan under which the proceeds from the Senior Notes in conjunction with the proceeds from the term loans (described below) and cash on hand were used (x) to fund a special cash dividend of $16.50 per share, aggregating to approximately $2.76 billion, (y) to redeem $750.0 million of 2018 Senior Notes, including associated redemption premiums, accrued interest and other fees and expenses and (z) for other general corporate purposes, including repurchases of shares pursuant to our stock repurchase program. The interest rate specified for each series of the Senior Notes will be subject to adjustments from time to time if Moody’s Investor Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“S&P”) or, under certain circumstances, a substitute rating agency selected by us as a replacement for Moody’s or S&P, as the case may be (a “Substitute Rating Agency”), downgrades (or subsequently upgrades) its rating assigned to the respective series of Senior Notes such that the adjusted rating is below investment grade. If the adjusted rating of any series of Senior Notes from Moody’s (or, if applicable, any Substitute Rating Agency) is decreased to Ba1, Ba2, Ba3 or B1 or below, the stated interest rate on such series of Senior Notes as noted above will increase by 25 bps, 50 bps, 75 bps or 100 bps, respectively (“bps” refers to Basis Points and 1% is equal to 100 bps). If the rating of any series of Senior Notes from S&P (or, if applicable, any Substitute Rating Agency) with respect to such series of Senior Notes is decreased to BB+, BB, BB- or B+ or below, the stated interest rate on such series of Senior Notes as noted above will increase by 25 bps, 50 bps, 75 bps or 100 bps, respectively. The interest rates on any series of Senior Notes will permanently cease to be subject to any adjustment (notwithstanding any subsequent decrease in the ratings by any of Moody’s, S&P and, if applicable, any Substitute Rating Agency) if such series of Senior Notes becomes rated “Baa1” (or its equivalent) or higher by Moody’s (or, if applicable, any Substitute Rating Agency) and “BBB+” (or its equivalent) or higher by S&P (or, if applicable, any Substitute Rating Agency), or one of those ratings if rated by only one of Moody’s, S&P and, if applicable, any Substitute Rating Agency, in each case with a stable or positive outlook. In October 2014, we entered into a series of forward contracts to lock the 10-year treasury rate (“benchmark rate”) on a portion of the Senior Notes with a notional amount of $1.00 billion in aggregate. For additional details, refer to Note 14, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements.
The original discount on the Senior Notes amounted to $4.0 million and is being amortized over the life of the debt. Interest is payable semi-annually on May 1 and November 1 of each year. The debt indenture (the “Indenture”) includes covenants that limit our ability to grant liens on its facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted. As of September 30, 2017, we were in compliance with all of the covenants under the Indenture associated with the Senior Notes.
Credit Facility (Term Loans and Unfunded Revolving Credit Facility):
In November 2014, we entered into $750.0 million of five-year senior unsecured prepayable term loans and a $500.0 million unfunded revolving credit facility (collectively, the “Credit Facility”) under the Credit Agreement (the “Credit Agreement”). The interest under the Credit Facility will be payable on the borrowed amounts at the London Interbank Offered Rate (“LIBOR”) plus a spread, which is currently 125 bps, and this spread is subject to adjustment in conjunction with our credit rating downgrades or upgrades. The spread ranges from 100 bps to 175 bps based on the then effective credit rating. We are also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the revolving credit facility, which is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades by Moody’s and S&P. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility, depending upon the then effective credit rating. Principal payments with respect to the term loans will be made on the last day of each calendar quarter and any unpaid principal balance of the term loans, including accrued interest, shall be payable on November 14, 2019 (the “Maturity Date”). We may prepay the term loans and unfunded revolving credit facility at any time without a prepayment penalty. During the first quarter of our fiscal year ending June 30, 2018, we made term loan principal payments of $156.3 million. The remaining term loan balance of $290.0 million as of September 30, 2017 is due on the maturity date.
The Credit Facility requires us to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, we are required to maintain the maximum leverage ratio as described in the Credit Agreement, on a quarterly basis of 3.00 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter.
We were in compliance with the financial covenants under the Credit Agreement as of September 30, 2017 (the interest expense coverage ratio was 12.55 to 1.00 and the leverage ratio was 1.82 to 1.00) and had no outstanding borrowings under the unfunded revolving credit facility. Considering our current liquidity position, short-term financial forecasts and ability to prepay the term loans, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2018.

Contractual Obligations:
The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of September 30, 2017:

	Fiscal year ending June 30,
(In thousands)	Total	2018 (2)	2019	2020	2021	2022	2023 and thereafter	Other
Debt obligations(1)	$2,790,000	$250,000	$—	$540,000	$—	$500,000	$1,500,000	$—
Interest payment associated with all debt obligations(3)	817,180	110,346	109,394	100,127	92,875	82,563	321,875	—
Purchase commitments(4)	442,036	436,221	5,644	49	122	—	—	—
Income taxes payable(5)	78,097	—	—	—	—	—	—	78,097
Operating leases	27,921	9,165	6,391	4,915	3,469	1,450	2,531	—
Cash long-term incentive program(6)	163,455	56,838	47,305	35,015	24,297	—	—	—
Pension obligations(7)	23,550	1,163	1,586	1,534	1,705	2,574	14,988	—
Executive Deferred Savings Plan(8)	187,957	—	—	—	—	—	—	187,957
Other(9)	7,011	274	5,180	1,293	210	54	—	—
Total contractual cash obligations	$4,537,207	$864,007	$175,500	$682,933	$122,678	$586,641	$1,839,394	$266,054
__________________

(1)
In November 2014, we issued $750.0 million aggregate principal amount of term loans due in fiscal year 2020 (outstanding balance of $290.0 million as of September 30, 2017) and $2.50 billion aggregate principal amount of Senior Notes due from fiscal year 2018 to fiscal year 2035. During the first quarter of our fiscal year ending June 30, 2018, we made term loan principal payments of $156.3 million.

(2)	For remaining nine months of fiscal year 2018.

(3)
The interest payments associated with the Senior Notes obligations included in the table above are based on the principal amount multiplied by the applicable coupon rate for each series of Senior Notes. Our future interest payments are subject to change if our then effective credit rating is below investment grade as discussed above. The interest payments under the term loans are payable on the borrowed amounts at the LIBOR plus 125 bps. As of September 30, 2017, we utilized the existing interest rates to project our estimated term loans interest payments through fiscal year 2020. The interest payment under the revolving credit facility for the undrawn balance is payable at 15 bps as a commitment fee based on the daily undrawn balance and we utilized the existing rate for the projected interest payments included in the table above. Our future interest payments for the term loans and the revolving credit facility are subject to change due to future fluctuations in the LIBOR rates as well as any upgrades or downgrades to our then effective credit rating.

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

(6)	Represents the amount committed under our cash long-term incentive program. The expected payment after estimated forfeitures is approximately $133.4 million.

(7)
Represents an estimate of expected benefit payments up to fiscal year 2027 that was actuarially determined and excludes the minimum cash required to contribute to the plan. As of September 30, 2017, our defined benefit pension plans do not have material required minimum cash contribution obligations.

(8)
Represents the amount committed under our non-qualified executive deferred compensation plan. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to the uncertainties in the timing around participant’s separation and any potential changes that participants may decide to make to the previous distribution elections.

(9)
Represents amounts committed for accrued dividends payable, substantially all of which are for the special cash dividend for the unvested restricted stock units as of the dividend record date as well as quarterly cash dividends for unvested restricted stock units granted with dividend equivalent rights. For additional details, refer to Note 8, “Equity and Long-term Incentive Compensation Plans,” to the condensed consolidated financial statements.

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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended September 30,
(In thousands)	2017	2016
Receivables sold under factoring agreements	$31,901	$56,733
Proceeds from sales of LCs	$5,571	$3,408
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $23.4 million, of which $18.5 million had been issued as of September 30, 2017, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe and Asia.
We provide standard warranty coverage on our systems for 40 hours per week for 12 months, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. The actual product performance and/or field expense profiles may differ, and in those cases we adjust our warranty accruals accordingly. The difference between the estimated and actual warranty costs tends to be larger for new product introductions as there is limited historical product performance to estimate warranty expense; our warranty charge estimates for more mature products with longer product performance histories tend to be more stable. Non-standard warranty coverage generally includes services incremental to the standard 40 hours per week coverage for 12 months. See Note 13, “Commitments and Contingencies,” to the condensed consolidated financial statements for additional details.
Working Capital:
Working capital was $3.09 billion as of September 30, 2017, which is a decrease of $5.4 million compared to our working capital of $3.10 billion as of June 30, 2017. As of September 30, 2017, our principal sources of liquidity consisted of $3.06 billion of cash, cash equivalents and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global and regional economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and our $500.0 million unfunded revolving credit facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.

Our credit ratings as of September 30, 2017 are summarized below:

Rating Agency	Rating
Fitch	BBB-
Moody’s	Baa2
Standard & Poor’s	BBB
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy.
Off-Balance Sheet Arrangements
Under our foreign currency risk management strategy, we utilize derivative instruments to protect our earnings and cash flows from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed as an integral part of our overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We continue our policy of hedging our current and forecasted foreign currency exposures with hedging instruments having tenors of up to 18 months (see Note 14, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for additional details). Our outstanding hedge contracts, with maximum remaining maturities of approximately ten months as of September 30, 2017 and June 30, 2017, respectively, were as follows:

(In thousands)	As of September 30, 2017	As of June 30, 2017
Cash flow hedge contracts
Purchase	$17,552	$19,305
Sell	$96,790	$128,672
Other foreign currency hedge contracts
Purchase	$146,392	$165,563
Sell	$134,258	$118,504
In October 2014, in anticipation of the issuance of the Senior Notes, we entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The objective of the Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The Rate Lock Agreements had a notional amount of $1.00 billion in aggregate which matured in the second quarter of the fiscal year ended June 30, 2015. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and we recorded the fair value of $7.5 million as a gain within accumulated other comprehensive income (loss) as of December 31, 2014. We recognized $0.2 million for each of the three months ended September 30, 2017 and 2016 for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. As of September 30, 2017, the unamortized portion of the fair value of the forward contracts for the rate lock agreements was $5.3 million.
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
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of September 30, 2017. Actual results may differ materially.
As of September 30, 2017, we had an investment portfolio of fixed income securities of $1.73 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of September 30, 2017, the fair value of the portfolio would have declined by $21.9 million.
In November 2014, we issued $2.50 billion aggregate principal amount of fixed rate senior, unsecured long-term notes (collectively referred to as “Senior Notes”) due in various fiscal years ranging from 2018 to 2035. The fair market value of long-term fixed interest rate notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as interest rates fall and decrease as interest rates rise. As of September 30, 2017, the fair value and the book value of our Senior Notes were $2.68 billion and $2.50 billion, respectively. Additionally, the interest expense for the Senior Notes is subject to interest rate adjustments following a downgrade of our credit ratings below investment grade by the credit rating agencies. Following a rating change below investment grade, the stated interest rate for each series of Senior Notes may increase between 25 bps to 100 bps based on the adjusted credit rating. Refer to Note 7, “Debt,” to the condensed consolidated financial statements in Part I, Item 1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2 for additional details. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy. As of September 30, 2017, if our credit rating was downgraded below investment grade by Moody’s and S&P, the maximum potential increase to our annual interest expense on the Senior Notes, considering a 200 bps increase to the stated interest rate for each series of our Senior Notes, is estimated to be approximately $45.4 million.

In November 2014, we entered into $750.0 million aggregate principal amount of floating rate senior, unsecured prepayable term loans due in 2019 and a $500.0 million unfunded revolving credit facility. The interest rates for the term loans are based on LIBOR plus a fixed spread and this spread is subject to adjustment in conjunction with our credit rating downgrades or upgrades. The spread ranges from 100 bps to 175 bps based on the adjusted credit rating. The fair value of the term loans is subject to interest rate risk only to the extent of the fixed spread portion of the interest rates which does not fluctuate with change in interest rates. As of September 30, 2017, the difference between book value and fair value of our term loans was immaterial. We are also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the unfunded revolving credit facility which is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the revolving credit facility, depending upon the then effective credit rating. As of September 30, 2017, if LIBOR-based interest rates increased by 100 bps, the change would increase our annual interest expense annually by approximately $2.8 million as it relates to our borrowings under the term loans. Additionally, as of September 30, 2017, if our credit rating was downgraded to be below investment grade, the maximum potential increase to our annual interest expense for the term loans and the revolving credit facility, using the highest range of the ranges discussed above, is estimated to be approximately $2.0 million.
See Note 4, “Marketable Securities,” to the condensed consolidated financial statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio that we held as of September 30, 2017.
As of September 30, 2017, we had net forward and option contracts to sell $67.1 million in foreign currency in order to hedge certain currency exposures (see Note 14, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for additional details). If we had entered into these contracts on September 30, 2017, the U.S. dollar equivalent would have been $64.3 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $31.9 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our income or cash flows.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As of September 30, 2017, we had $2.79 billion aggregate principal amount of outstanding indebtedness, consisting of $2.50 billion aggregate principal amount of senior, unsecured long-term notes and $290.0 million of term loans under a Credit Agreement (the “Credit Agreement”). Additionally, we have commitments for an unfunded revolving credit facility of $500.0 million under the Credit Agreement. We may incur additional indebtedness in the future by accessing the unfunded revolving credit facility under the Credit Agreement and/or entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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
The term loans under the Credit Agreement bear interest at a floating rate, which is based on the London Interbank Offered Rate plus a fixed spread, and, therefore, any increase in interest rates would require us to pay additional interest, which may have an adverse effect on the value and liquidity of our debt and the market price of our common stock could decline. The interest rate under the Credit Facility is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. Additionally, under the Credit Agreement, we are required to comply with affirmative and negative covenants, which include the maintenance of certain financial ratios, the details of which can be found in Note 7, “Debt,” to our condensed consolidated financial statements. If we fail to comply with these covenants, we will be in default and our borrowings will become immediately due and payable. There can be no assurance that we will have sufficient financial resources or we will be able to arrange financing to repay our borrowings at such time. In addition, certain of our domestic subsidiaries under the Credit Agreement are required to guarantee our borrowings under the Credit Agreement. In the event that we default on our borrowings, these domestic subsidiaries shall be liable for our borrowings, which could disrupt our operations and result in a material adverse impact on our business, financial condition or stock price.
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

•	an impairment of our ability to obtain additional financing in the future; and

•	obligations to comply with restrictive and financial covenants as noted in the above risk factor and Note 7, “Debt,” to our condensed consolidated financial statements.
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

Furthermore, we occasionally enter into volume purchase agreements with our larger customers, and these agreements may provide for certain volume purchase incentives, such as credits toward future purchases. We believe that these arrangements are beneficial to our long-term business, as they are designed to encourage our customers to purchase higher volumes of our products. However, these arrangements could require us to recognize a reduced level of revenue for the products that are initially purchased, to account for the potential future credits or other volume purchase incentives. Our volume purchase agreements require significant estimation for the amounts to be accrued depending upon the estimate of volume of future purchases. As such, we are required to update our estimates of the accruals on a periodic basis. Until the earnings process is complete, out estimates could differ in comparison to actuals. As a result, these volume purchase arrangements, while expected to be beneficial to our business over time, could materially and adversely affect our results of operations in near-term periods, including the revenue we can recognize on product sales and therefore our gross margins.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended September 30, 2017 (1):

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1, 2017 to July 31, 2017	—	$—	5,672,960
August 1, 2017 to August 31, 2017	245,720	$91.00	5,427,240
September 1, 2017 to September 30, 2017	187,600	$98.16	5,239,640
Total	433,320	$94.10
__________________

(1)
Our Board of Directors has authorized a program for us to repurchase shares of our common stock. The total number and dollar amount of shares repurchased for the three months ended September 30, 2017 and fiscal years ended June 30, 2017, 2016 and 2015 were 0.4 million shares ($40.8 million), 0.2 million shares ($25.0 million), 3.4 million shares ($175.7 million) and 9.3 million shares ($608.9 million), respectively.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

10.1	Fiscal Year 2017 6-Month Executive Incentive Plan*

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Denotes a management contract, plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

October 26, 2017	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

October 26, 2017	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 26, 2017	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

KLA-TENCOR CORPORATION
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

10.1	Fiscal Year 2017 6-Month Executive Incentive Plan*

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Denotes a management contract, plan or arrangement.