Form 10-Q
period 2017-12-31
KLA TENCOR CORP
filed 2018-01-26
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of January 12, 2018, there were 156,620,125 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	December 31, 2017	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,073,394	$1,153,051
Marketable securities	1,684,796	1,863,689
Accounts receivable, net	740,903	571,117
Inventories	787,971	732,988
Other current assets	66,929	71,221
Total current assets	4,353,993	4,392,066
Land, property and equipment, net	281,634	283,975
Goodwill	350,023	349,526
Deferred income taxes	193,740	291,967
Purchased intangibles, net	16,563	18,963
Other non-current assets	211,315	195,676
Total assets	$5,407,268	$5,532,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$149,844	$147,380
Deferred system profit	248,829	180,861
Unearned revenue	64,256	65,507
Current portion of long-term debt	—	249,983
Other current liabilities	703,619	649,431
Total current liabilities	1,166,548	1,293,162
Non-current liabilities:
Long-term debt	2,486,426	2,680,474
Unearned revenue	67,927	59,713
Other non-current liabilities	460,742	172,407
Total liabilities	4,181,643	4,205,756
Commitments and contingencies (Note 12 and Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value	548,691	529,283
Retained earnings	729,456	848,457
Accumulated other comprehensive income (loss)	(52,522)	(51,323)
Total stockholders’ equity	1,225,625	1,326,417
Total liabilities and stockholders’ equity	$5,407,268	$5,532,173

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
(In thousands, except per share amounts)	2017	2016	2017	2016
Revenues:
Product	$761,587	$683,733	$1,522,374	$1,245,486
Service	214,235	193,152	423,029	382,072
Total revenues	975,822	876,885	1,945,403	1,627,558
Costs and expenses:
Costs of revenues	347,334	318,507	700,783	596,343
Research and development	156,745	130,912	303,477	260,145
Selling, general and administrative	105,546	93,532	213,259	187,920
Interest expense	27,372	30,624	57,948	61,356
Other expense (income), net	(8,482)	(3,535)	(13,523)	(7,271)
Income before income taxes	347,307	306,845	683,459	529,065
Provision for income taxes	481,626	68,594	536,842	112,713
Net income (loss)	$(134,319)	$238,251	$146,617	$416,352
Net income (loss) per share:
Basic	$(0.86)	$1.52	$0.94	$2.66
Diluted	$(0.86)	$1.52	$0.93	$2.65
Cash dividends declared per share	$0.59	$0.54	$1.18	$1.06
Weighted-average number of shares:
Basic	156,587	156,335	156,707	156,232
Diluted	156,587	157,123	157,688	157,071

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
(In thousands)	2017	2016	2017	2016
Net income (loss)	$(134,319)	$238,251	$146,617	$416,352
Other comprehensive income (loss):
Currency translation adjustments:
Change in currency translation adjustments	4,821	(11,305)	6,379	(7,381)
Change in income tax benefit or expense	(1,836)	1,086	(2,339)	1,868
Net change related to currency translation adjustments	2,985	(10,219)	4,040	(5,513)
Cash flow hedges:
Change in net unrealized gains or losses	697	13,969	1,141	12,131
Reclassification adjustments for net gains or losses included in net income (loss)	(963)	1,305	(3,081)	2,684
Change in income tax benefit or expense	78	(5,494)	676	(5,329)
Net change related to cash flow hedges	(188)	9,780	(1,264)	9,486
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	(59)	819	(93)	1,064
Available-for-sale securities:
Change in net unrealized gains or losses	(5,863)	(7,037)	(5,196)	(9,914)
Reclassification adjustments for net gains or losses included in net income (loss)	69	(30)	63	(234)
Change in income tax benefit or expense	1,315	1,164	1,251	1,640
Net change related to available-for-sale securities	(4,479)	(5,903)	(3,882)	(8,508)
Other comprehensive income (loss)	(1,741)	(5,523)	(1,199)	(3,471)
Total comprehensive income (loss)	$(136,060)	$232,728	$145,418	$412,881

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended December 31,
(In thousands)	2017	2016
Cash flows from operating activities:
Net income	$146,617	$416,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,412	29,314
Asset impairment charges	1,000	358
Non-cash stock-based compensation expense	27,770	23,922
Net (gain) loss on sales of marketable securities and other investments	49	(885)
Changes in assets and liabilities, net of business acquisition:
Accounts receivable, net	(169,498)	(62,627)
Inventories	(44,434)	14,319
Other assets	82,267	(8,838)
Accounts payable	2,192	10,239
Deferred system profit	67,968	19,391
Other liabilities	357,657	(49,355)
Net cash provided by operating activities	503,000	392,190
Cash flows from investing activities:
Acquisition of non-marketable securities	(3,377)	(2,370)
Business acquisition	(5,490)	—
Capital expenditures, net	(29,125)	(18,512)
Proceeds from sale of assets	—	2,582
Purchases of available-for-sale securities	(326,012)	(830,462)
Proceeds from sale of available-for-sale securities	106,601	189,242
Proceeds from maturity of available-for-sale securities	391,760	356,177
Purchases of trading securities	(30,790)	(73,278)
Proceeds from sale of trading securities	35,382	68,465
Net cash provided by (used in) investing activities	138,949	(308,156)
Cash flows from financing activities:
Proceeds from revolving credit facility, net of debt issuance costs	248,693	—
Repayment of debt	(696,250)	(80,000)
Issuance of common stock	20,579	23,694
Tax withholding payments related to vested and released restricted stock units	(26,195)	(17,455)
Common stock repurchases	(80,354)	—
Payment of dividends to stockholders	(192,902)	(173,842)
Net cash used in financing activities	(726,429)	(247,603)
Effect of exchange rate changes on cash and cash equivalents	4,823	(7,886)
Net decrease in cash and cash equivalents	(79,657)	(171,455)
Cash and cash equivalents at beginning of period	1,153,051	1,108,488
Cash and cash equivalents at end of period	$1,073,394	$937,033
Supplemental cash flow disclosures:
Income taxes paid, net	$147,483	$110,575
Interest paid	$58,698	$60,016
Non-cash activities:
Purchase of land, property and equipment, net - investing activities	$5,548	$1,985
Unsettled common stock repurchase - financing activities	$1,289	$—
Dividends payable - financing activities	$7,590	$12,763

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation. The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations, comprehensive income (loss), and cash flows for the periods indicated. These financial statements and notes, however, should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the SEC on August 4, 2017.
The condensed consolidated financial statements include the accounts of KLA-Tencor and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The results of operations for the three and six months ended December 31, 2017 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2018.
Certain reclassifications have been made to the prior year’s Condensed Consolidated Balance Sheet and notes to conform to the current year presentation. The reclassifications had no effect on the prior year’s Condensed Consolidated Statements of Operations, Comprehensive Income (Loss) and Cash Flows.
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

Recent Accounting Pronouncements.
Recently Adopted
In July 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update for the subsequent measurement of inventory. The amended guidance requires entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The requirement would replace the current lower of cost or market evaluation and the accounting guidance is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. The Company adopted this update beginning in the first quarter of its fiscal year ending June 30, 2018 on a prospective basis and there was no impact of adoption on its condensed consolidated financial statements.
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
In June 2016, the FASB issued an accounting standard update that changes the accounting for recognizing impairments of financial assets. Under the update, credit losses for certain types of financial instruments will be estimated based on expected losses. The update also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The update is effective for the Company beginning in the first quarter of its fiscal year ending June 30, 2021, with early adoption permitted starting in the first quarter of fiscal year ending June 30, 2020. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.
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
In March 2017, the FASB issued an accounting standard update that changes the statements of operation classification of net periodic benefit cost related to defined benefit pension and/or other postretirement benefit plans. Under the update, employers will present the service cost component of net periodic benefit cost in the same statements of operations line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit costs separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. The standard is effective for the Company beginning in the first quarter of its fiscal year ending June 30, 2019 and early adoption is permitted. It is required to be applied retrospectively, except for the provision regarding capitalization in assets which is required to be applied prospectively. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.
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
The Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy as of December 31, 2017, because they were valued using quoted market prices, broker/dealer quotes or alternative pricing sources with observable levels of price transparency. As of December 31, 2017, the types of instruments valued based on quoted market prices in active markets included money market funds, certain U.S. Treasury securities and U.S. Government agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
As of December 31, 2017, the types of instruments valued based on other observable inputs included corporate debt securities, U.S. Treasury securities and sovereign securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
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

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on the Company’s Condensed Consolidated Balance Sheet as follows:

As of December 31, 2017 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
Money market funds and other	$569,287	$569,287	$—
U.S. Treasury securities	3,745	—	3,745
Marketable securities:
Corporate debt securities	914,358	—	914,358
Sovereign securities	11,427	—	11,427
U.S. Treasury securities	404,983	394,486	10,497
U.S. Government agency securities	339,730	339,730	—
Total cash equivalents and marketable securities(1)	2,243,530	1,303,503	940,027
Other current assets:
Derivative assets	4,474	—	4,474
Other non-current assets:
Executive Deferred Savings Plan	192,169	142,809	49,360
Total financial assets(1)	$2,440,173	$1,446,312	$993,861
Liabilities
Other current liabilities:
Derivative liabilities	$(415)	$—	$(415)
Total financial liabilities	$(415)	$—	$(415)
________________
(1) Excludes cash of $481.1 million held in operating accounts and time deposits of $33.6 million as of December 31, 2017.

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
There were no transfers between Level 1 and Level 2 fair value measurements during the six months ended December 31, 2017. The Company generally did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of December 31, 2017 or June 30, 2017.

NOTE 3 – FINANCIAL STATEMENT COMPONENTS
Balance Sheet Components

(In thousands)	As of December 31, 2017	As of June 30, 2017
Accounts receivable, net:
Accounts receivable, gross	$752,618	$592,753
Allowance for doubtful accounts	(11,715)	(21,636)
	$740,903	$571,117
Inventories:
Customer service parts	$248,937	$245,172
Raw materials	248,475	240,389
Work-in-process	237,261	193,026
Finished goods	53,298	54,401
	$787,971	$732,988
Other current assets:
Prepaid expenses	$46,451	$36,146
Other current assets	11,512	13,004
Income tax related receivables	8,966	22,071
	$66,929	$71,221
Land, property and equipment, net:
Land	$40,620	$40,617
Buildings and leasehold improvements	323,143	319,306
Machinery and equipment	568,203	551,277
Office furniture and fixtures	21,909	21,328
Construction-in-process	7,214	4,597
	961,089	937,125
Less: accumulated depreciation and amortization	(679,455)	(653,150)
	$281,634	$283,975
Other non-current assets:
Executive Deferred Savings Plan(1)	$192,169	$182,150
Other non-current assets	19,146	13,526
	$211,315	$195,676
Other current liabilities:
Compensation and benefits	$222,503	$172,707
Executive Deferred Savings Plan(1)	192,849	183,603
Customer credits and advances	116,856	95,188
Other accrued expenses	86,865	116,039
Warranty	45,013	45,458
Income taxes payable	22,525	17,040
Interest payable	17,008	19,396
	$703,619	$649,431
Other non-current liabilities:
Income taxes payable	$355,849	$68,439
Pension liabilities	74,868	72,801
Other non-current liabilities	30,025	31,167
	$460,742	$172,407

________________

(1)
KLA-Tencor has a non-qualified deferred compensation plan (known as “Executive Deferred Savings Plan”) under which certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds, and the participants remain general creditors of the Company. The Company invests these funds in certain mutual funds and such investments are classified as trading securities in the condensed consolidated balance sheets. Distributions from the Executive Deferred Savings Plan commence following a participant’s retirement or termination of employment or on a specified date allowed per the Executive Deferred Savings Plan provisions, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. Participants can generally elect the distributions to be paid in lump sum or quarterly cash payments over a scheduled period for up to 15 years and are allowed to make subsequent changes to their existing elections as permissible under the Executive Deferred Savings Plan provisions. Changes in the Executive Deferred Savings Plan liability are recorded in selling, general and administrative expense in the condensed consolidated statements of operations. The expense associated with changes in the liability included in selling, general and administrative expense was $7.0 million and $1.2 million during the three months ended December 31, 2017 and 2016, respectively and $13.8 million and $7.0 million during the six months ended December 31, 2017 and 2016. Changes in the Executive Deferred Savings Plan assets are recorded as gains (losses), net in selling, general and administrative expense in the condensed consolidated statements of operations. The amount of net gains included in selling, general and administrative expense was $7.0 million and $0.8 million during the three months ended December 31, 2017 and 2016, respectively and $13.9 million and $6.7 million during the six months ended December 31, 2017 and 2016, respectively.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (“OCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of December 31, 2017	$(26,614)	$(7,751)	$3,957	$(22,114)	$(52,522)

Balance as of June 30, 2017	$(30,654)	$(3,869)	$5,221	$(22,021)	$(51,323)
The effects on net income (loss) of amounts reclassified from accumulated OCI to the Condensed Consolidated Statement of Operations for the indicated period were as follows (in thousands):

	Location in the Condensed Consolidated	Three months ended December 31,		Six months ended December 31,
Accumulated OCI Components	Statements of Operations	2017	2016	2017	2016
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$397	$(1,425)	$1,365	$(2,906)
	Costs of revenues	377	(69)	1,338	(156)
	Interest expense	189	189	378	378
	Net gains (losses) reclassified from accumulated OCI	$963	$(1,305)	$3,081	$(2,684)
Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$(69)	$30	$(63)	$234
The amounts reclassified out of accumulated OCI related to the Company’s defined benefit pension plans, which were recognized as a component of net periodic cost for the three and six months ended December 31, 2017 were $0.4 million and $0.8 million, respectively. The amounts reclassified out of accumulated OCI related to the Company’s defined benefit pension plans, which were recognized as a component of net periodic cost for the three and six months ended December 31, 2016 were $0.9 million and $1.3 million, respectively. For additional details, refer to Note 11, “Employee Benefit Plans” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

NOTE 4 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of December 31, 2017 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$918,399	$204	$(4,245)	$914,358
Money market funds and other	569,287	—	—	569,287
Sovereign securities	11,496	—	(69)	11,427
U.S. Government agency securities	342,325	16	(2,611)	339,730
U.S. Treasury securities	411,669	—	(2,941)	408,728
Subtotal	2,253,176	220	(9,866)	2,243,530
Add: Time deposits(1)	33,581	—	—	33,581
Less: Cash equivalents	592,315	—	—	592,315
Marketable securities	$1,694,442	$220	$(9,866)	$1,684,796

As of June 30, 2017 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$1,120,548	$598	$(1,951)	$1,119,195
Money market funds and other	616,039	—	—	616,039
Sovereign securities	52,621	—	(56)	52,565
U.S. Government agency securities	510,553	62	(1,789)	508,826
U.S. Treasury securities	374,676	52	(1,429)	373,299
Subtotal	2,674,437	712	(5,225)	2,669,924
Add: Time deposits(1)	39,389	—	—	39,389
Less: Cash equivalents	845,639	—	(15)	845,624
Marketable securities	$1,868,187	$712	$(5,210)	$1,863,689
________________

(1)	Time deposits excluded from fair value measurements.
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

As of December 31, 2017 (In thousands)	Fair Value	Gross Unrealized Losses(1)
Corporate debt securities	$792,436	$(4,245)
U.S. Treasury securities	404,982	(2,941)
U.S. Government agency securities	334,064	(2,611)
Sovereign securities	11,427	(69)
Total	$1,542,909	$(9,866)
__________________

(1)	As of December 31, 2017, the amount of total gross unrealized losses related to investments that had been in a continuous loss position for 12 months or more was $5.3 million.

The contractual maturities of securities classified as available-for-sale, regardless of their classification on the Company’s Condensed Consolidated Balance Sheet, as of the date indicated below were as follows:

As of December 31, 2017 (In thousands)	Amortized Cost	Fair Value
Due within one year	$521,930	$520,623
Due after one year through three years	1,172,512	1,164,173
	$1,694,442	$1,684,796
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities for the three and six months ended December 31, 2017 and 2016 were immaterial.

NOTE 5 - BUSINESS COMBINATION
On June 9, 2017, the Company completed the acquisition of the outstanding shares of a privately-held company that designs and manufactures optical profilers and inspection systems for advanced semiconductor packaging, LED and data storage industries, for total purchase consideration of $37.1 million, inclusive of post-closing working capital adjustments. The remaining acquisition holdback amount of $4.8 million was paid during the three months ended December 31, 2017. The primary reason for the acquisition is to expand the Company’s portfolio of products.

The following table represents the preliminary purchase price allocation and summarizes the aggregate estimated fair value of the net assets acquired, including a post-closing working capital adjustment:

(In thousands)	Preliminary Purchase Price Allocation
Intangible assets	$17,660
Goodwill	14,764
Assets acquired (including cash and marketable securities of $3.2 million)	5,981
Liabilities assumed	(1,334)
Fair value of net assets acquired	$37,071

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The $14.8 million of goodwill was assigned to the Global Service and Support (“GSS”), and the Other reporting units. None of the goodwill recognized is deductible for income tax purposes.
NOTE 6 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in prior business combinations. The Company has four reporting units: Wafer Inspection, Patterning, Global Service and Support, and Others. The following table presents goodwill balances and the movements by reporting unit during the six months ended December 31, 2017:

(In thousands)	Wafer Inspection	Patterning	GSS	Others	Total
Balance as of June 30, 2017	$281,095	$53,255	$2,856	$12,320	$349,526
Foreign currency and other adjustments	13	—	97	387	497
Balance as of December 31, 2017	$281,108	$53,255	$2,953	$12,707	$350,023
Goodwill is net of accumulated impairment losses of $277.6 million, which were recorded prior to the fiscal year ended June 30, 2014.

The Company performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2017 during the three months ended December 31, 2017 as part of its annual goodwill impairment assessment and concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. As a result of the Company’s determination following its qualitative assessment, it was not necessary to perform the quantitative goodwill impairment test at this time. In assessing the qualitative factors, the Company considered the impact of key factors, including changes in the industry and competitive environment, market capitalization, stock price, earnings multiples, budgeted-to-actual revenue performance from prior year, gross margin and cash flows from operating activities.
Based on the Company’s assessment, goodwill in the reporting units was not impaired as of December 31, 2017 or June 30, 2017.
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of December 31, 2017			As of June 30, 2017
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$157,259	$142,459	$14,800	$157,259	$140,346	$16,913
Trade name/Trademark	7 years	20,993	19,981	1,012	20,993	19,902	1,091
Customer relationships	7-8 years	55,680	55,036	644	55,680	54,959	721
Backlog	<1 year	260	153	107	260	22	238
Total		$234,192	$217,629	$16,563	$234,192	$215,229	$18,963
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.
For the three months ended December 31, 2017 and 2016, amortization expense for purchased intangible assets was $1.2 million and $0.5 million, respectively. For the six months ended December 31, 2017 and 2016, amortization expense for purchased intangible assets was $2.4 million and $1.8 million, respectively. Based on the intangible assets recorded as of December 31, 2017, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2018 (remaining 6 months)	$1,851
2019	2,486
2020	2,486
2021	2,486
2022	2,486
Thereafter	4,768
Total	$16,563

NOTE 7 – DEBT
The following table summarizes the debt of the Company as of December 31, 2017 and June 30, 2017:

	As of December 31, 2017		As of June 30, 2017
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 2.375% Senior notes due on November 1, 2017	$—	—%	$250,000	2.396%
Fixed-rate 3.375% Senior notes due on November 1, 2019	250,000	3.377%	250,000	3.377%
Fixed-rate 4.125% Senior notes due on November 1, 2021	500,000	4.128%	500,000	4.128%
Fixed-rate 4.650% Senior notes due on November 1, 2024(1)	1,250,000	4.682%	1,250,000	4.682%
Fixed-rate 5.650% Senior notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Term loans	—	—%	446,250	2.137%
Revolving Credit Facility	250,000	2.634%	—	—%
Total debt	2,500,000		2,946,250
Unamortized discount	(2,704)		(2,901)
Unamortized debt issuance costs	(10,870)		(12,892)
Total debt	$2,486,426		$2,930,457
Reported as:
Current portion of long-term debt	$—		$249,983
Long-term debt	2,486,426		2,680,474
Total debt	$2,486,426		$2,930,457
__________________

(1)
The effective interest rate disclosed above for this series of Senior Notes excludes the impact of the treasury rate lock hedge discussed below. The effective interest rate including the impact of the treasury rate lock hedge was 4.626%.

As of December 31, 2017, future principal payments for the debt are summarized as follows:

Fiscal year ending June 30:	Amount (In thousands)
2018 (remaining 6 months)	$—
2019	—
2020	250,000
2021	—
2022	500,000
Thereafter	1,750,000
Total payments	$2,500,000

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
In November 2017, the Company repaid $250.0 million of Senior Notes at maturity. Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of December 31, 2017 and June 30, 2017 was approximately $2.41 billion and $2.67 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of December 31, 2017, the Company was in compliance with all of its covenants under the Indenture associated with the Senior Notes.

Credit Facility (Term Loans and Unfunded Revolving Credit Facility) and Revolving Credit Facility:
In November 2014, the Company entered into $750.0 million of five-year senior unsecured prepayable term loans and a $500.0 million unfunded revolving credit facility (collectively, the “Credit Facility”).
In November 2017, the Company entered into a Credit Agreement (the “Credit Agreement”) providing for a $750.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”), which replaced its prior Credit Facility. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased in an amount up to $250.0 million in the aggregate. As of December 31, 2017 after giving effect to the borrowings made on the closing date, the Company had outstanding $250.0 million aggregate principal amount of borrowings under the Revolving Credit Facility. The proceeds from the borrowings on the closing date, together with the cash on hand was used to pay in full the remaining term loan balance under the Credit Facility.
The Company may borrow, repay and reborrow funds under the Revolving Credit Facility until its maturity on November 30, 2022 (the “Maturity Date”), at which time such Revolving Credit Facility will terminate, and all outstanding loans under such facility, together with all accrued and unpaid interest, must be repaid. The Company may prepay the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility will bear interest, at the Company’s option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. The Company is also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to the Company’s credit rating. As of December 31, 2017, the Company elected to pay interest on the borrowed amount under the Revolving Credit Facility at LIBOR plus a spread of 125 bps, and an annual commitment fee of 15 bps on the daily undrawn balance of the Revolving Credit Facility.
The Revolving Credit Facility requires the Company to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, the Company is required to maintain the maximum leverage ratio as described in the Credit Agreement, on a quarterly basis of 3.00 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions.
The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2017.
NOTE 8 – EQUITY AND LONG-TERM INCENTIVE COMPENSATION PLANS
Equity Incentive Program
As of December 31, 2017, the Company had two plans under which the Company was able to issue equity incentive awards, such as restricted stock units and stock options, to its employees, consultants and members of its Board of Directors: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 1998 Director Plan (the “Outside Director Plan”).
2004 Plan:
The 2004 Plan provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock units, performance shares, performance units and deferred stock units to the Company’s employees, consultants and members of its Board of Directors. As of December 31, 2017, 2.5 million shares were available for issuance under the 2004 Plan.
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

Outside Director Plan
The Outside Director Plan only permits the issuance of stock options to the non-employee members of the Board of Directors. As of December 31, 2017, 1.7 million shares were available for grant under the Outside Director Plan.
Equity Incentive Plans - General Information
The following table summarizes the combined activity under the Company’s equity incentive plans for the indicated periods:

(In thousands)	Available For Grant(1)
Balance as of June 30, 2017	4,710
Restricted stock units granted (2)	(665)
Restricted stock units granted adjustment (3)	33
Restricted stock units canceled	59
Balance as of December 31, 2017	4,137
__________________

(1)	The number of restricted stock units reflects the application of the award multiplier as described above (1.8x or 2.0x depending on the grant date of the applicable award).

(2)
Includes restricted stock units granted to senior management during the six months ended December 31, 2017 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of December 31, 2017, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria had been satisfied. Therefore, this line item includes all such performance-based restricted stock units granted during the six months ended December 31, 2017, reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.3 million shares for the six months ended December 31, 2017 reflects the application of the multiplier described above).

(3)
Represents the portion of restricted stock units granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the six months ended December 31, 2017.

The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. For restricted stock units granted without “dividend equivalent” rights, fair value is calculated using the closing price of the Company’s common stock on the grant date, adjusted to exclude the present value of dividends which are not accrued on those restricted stock units. The fair value for restricted stock units granted with “dividend equivalent” rights is determined using the closing price of the Company’s common stock on the grant date. As of December 31, 2017, the Company accrued $7.6 million of dividends payable, which included both a special cash dividend and regular quarterly cash dividends for the unvested restricted stock units outstanding as of the dividend record date. The fair value for purchase rights under the Company’s Employee Stock Purchase Plan is determined using a Black-Scholes valuation model.
The following table shows pre-tax stock-based compensation expense for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2017	2016	2017	2016
Stock-based compensation expense by:
Costs of revenues	$1,656	$1,305	$3,072	$2,567
Research and development	2,275	2,052	4,446	4,073
Selling, general and administrative	9,808	9,087	20,252	17,282
Total stock-based compensation expense	$13,739	$12,444	$27,770	$23,922
The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of December 31, 2017	As of June 30, 2017
Inventory	$3,039	$2,820

Restricted Stock Units
The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, withheld for taxes, and forfeited during the six months ended December 31, 2017 and restricted stock units outstanding as of December 31, 2017 and June 30, 2017:

Restricted Stock Units	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2017(2)	2,241	$68.24
Granted(2)	333	$91.39
Granted adjustments(3)	(17)	$74.26
Vested and released	(379)	$63.22
Withheld for taxes	(283)	$63.22
Forfeited	(30)	$66.10
Outstanding restricted stock units as of December 31, 2017(2)	1,865	$74.13
__________________

(1)
Share numbers reflect actual shares subject to awarded restricted stock units. As described above, under the terms of the 2004 Plan, the number of shares subject to each award reflected in this number is multiplied by either 1.8x or 2.0x (depending on the grant date of the award) to calculate the impact of the award on the share reserve under the 2004 Plan.

(2)
Includes restricted stock units granted to senior management with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of December 31, 2017, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares (0.3 million shares for the fiscal year ended June 30, 2016, 42 thousand shares for the fiscal year ended June 30, 2017 and 0.2 million shares for the six months ended December 31, 2017) that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

(3)
Represents the portion of restricted stock units granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during six months ended December 31, 2017.

The restricted stock units granted by the Company generally vest (a) with respect to awards with only service-based vesting criteria, in three or four equal installments and (b) with respect to awards with both performance-based and service-based vesting criteria, in two equal installments on the third and fourth anniversaries of the grant date, in each case subject to the recipient remaining employed by the Company as of the applicable vesting date. The restricted stock units granted to the independent members of the board of directors vest annually.
The following table shows the weighted-average grant date fair value per unit for the restricted stock units granted and the restricted stock units vested and tax benefits realized by the Company in connection with vested and released restricted stock units for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands, except for weighted-average grant date fair value)	2017	2016	2017	2016
Weighted-average grant date fair value per unit	$105.15	$75.38	$91.39	$70.95
Grant date fair value of vested restricted stock units	$5,322	$1,843	$41,856	$31,051
Tax benefits (expense) realized by the Company in connection with vested and released restricted stock units	$(1,930)	$765	$16,482	$14,694

As of December 31, 2017, the unrecognized stock-based compensation expense balance related to restricted stock units was $104.8 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.6 years. The intrinsic value of outstanding restricted stock units as of December 31, 2017 was $196.0 million.

Cash-Based Long-Term Incentive Compensation
The Company has adopted a cash-based long-term incentive (“Cash LTI”) program for many of its employees as part of the Company’s employee compensation program. During the six months ended December 31, 2017 and 2016, the Company approved Cash LTI awards of $4.0 million and $50.3 million, respectively under the Company’s Cash Long-Term Incentive Plan (“Cash LTI Plan”). The Company changed the timing of its annual grants for its employees resulting in the Cash LTI awards being lower during the six months ended December 31, 2017 compared to the six months ended December 31, 2016. Cash LTI awards issued to employees under the Cash LTI Plan will vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date. Executives and non-employee Board members are not participating in this program. During the three months ended December 31, 2017 and 2016, the Company recognized $11.5 million and $11.2 million, respectively, in compensation expense under the Cash LTI Plan. During the six months ended December 31, 2017 and 2016, the Company recognized $26.3 million and $23.4 million, respectively, in compensation expense under the Cash LTI Plan. As of December 31, 2017, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $102.4 million.
Employee Stock Purchase Plan
KLA-Tencor’s Employee Stock Purchase Plan (“ESPP”) provides that eligible employees may contribute up to 10% of their eligible earnings toward the semi-annual purchase of KLA-Tencor’s common stock. Effective January 2, 2018, eligible employees may contribute up to 15% of their eligible earnings. The ESPP is qualified under Section 423 of the Internal Revenue Code. The employee’s purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the date of purchase (or, if not a trading day, on the immediately preceding trading day).
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
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended December 31,		Six months ended December 31,
	2017	2016	2017	2016
Stock purchase plan:
Expected stock price volatility	25.9%	20.6%	25.9%	20.6%
Risk-free interest rate	0.9%	0.4%	0.9%	0.4%
Dividend yield	2.6%	3.0%	2.6%	3.0%
Expected life (in years)	0.5	0.5	0.5	0.5
The following table shows the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three months ended December 31,		Six months ended December 31,
	2017	2016	2017	2016
Total cash received from employees for the issuance of shares under the ESPP	$20,579	$23,694	$20,579	$23,694
Number of shares purchased by employees through the ESPP	264	384	264	384
Tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP	$47	$218	$894	$922
Weighted-average fair value per share based on Black-Scholes model	$19.04	$14.05	$19.04	$14.05

The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. As of December 31, 2017, a total of 2.4 million shares were reserved and available for issuance under the ESPP.
Quarterly cash dividends
On November 1, 2017, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.59 per share on the outstanding shares of the Company’s common stock, which was paid on December 1, 2017 to the stockholders of record as of the close of business on November 15, 2017. The total amount of regular quarterly cash dividends and dividend equivalents paid by the Company during the three months ended December 31, 2017 and 2016 was $92.6 million and $84.5 million, respectively. The total amount of regular quarterly cash dividends and dividend equivalents paid by the Company during the six months ended December 31, 2017 and 2016 was $186.7 million and $166.1 million, respectively. The amount of accrued dividends payable for regular quarterly cash dividends on unvested restricted stock units with dividend equivalent rights as of December 31, 2017 and June 30, 2017 was $4.8 million and $4.8 million, respectively. These amounts will be paid upon vesting of the underlying restricted stock units.
Special cash dividend
On November 19, 2014, the Company’s Board of Directors declared a special cash dividend of $16.50 per share on our outstanding common stock, which was paid on December 9, 2014 to the stockholders of record as of the close of business on December 1, 2014. The declaration and payment of the special cash dividend was part of the Company’s leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 7, “Debt” that was completed during the three months ended December 31, 2014. As of the declaration date, the total amount of the special cash dividend accrued by the Company was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014, except for the aggregate special cash dividend of $43.0 million that was accrued for the unvested restricted stock units. As of December 31, 2017 and June 30, 2017, the Company had a total of $2.8 million and $9.0 million, respectively, of accrued dividends payable for the special cash dividend with respect to outstanding unvested restricted stock units, which will be paid when such underlying unvested restricted stock units vest. During the three months ended December 31, 2017 and 2016, the total special cash dividends paid with respect to vested restricted stock units were immaterial. During the six months ended December 31, 2017 and 2016, the total special cash dividends paid with respect to vested restricted stock units were $6.2 million and $7.7 million, respectively. Other than the special cash dividend declared during the three months ended December 31, 2014, the Company historically has not declared any special cash dividend.
NOTE 9 – STOCK REPURCHASE PROGRAM
The Company’s Board of Directors has authorized a program for the Company to repurchase shares of the Company’s common stock. The intent of this program is to offset the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, as well as to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases were made in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder, such as Rule 10b-18 and Rule 10b5-1. As of December 31, 2017, an aggregate of approximately 4.9 million shares were available for repurchase under the Company’s repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2017	2016	2017	2016
Number of shares of common stock repurchased	388	—	822	—
Total cost of repurchases	$40,868	$—	$81,643	$—
As of December 31, 2017, the Company had repurchased 12 thousand shares for $1.3 million, which repurchases had not settled prior to December 31, 2017. The amount was recorded as a component of other current liabilities for the period presented.

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
The following table sets forth the computation of basic and diluted net income (loss) per share:

(In thousands, except per share amounts)	Three months ended December 31,		Six months ended December 31,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$(134,319)	$238,251	$146,617	$416,352
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	156,587	156,335	156,707	156,232
Effect of dilutive restricted stock units and options(1)	—	788	981	839
Weighted-average shares-diluted	156,587	157,123	157,688	157,071
Basic net income (loss) per share	$(0.86)	$1.52	$0.94	$2.66
Diluted net income (loss) per share	$(0.86)	$1.52	$0.93	$2.65
Anti-dilutive securities excluded from the computation of diluted net income per share	—	2	—	56
__________________
(1) The Company has not had any outstanding stock options since August 2016.
NOTE 11 – INCOME TAXES
The following table provides details of income taxes:

	Three months ended December 31,		Six months ended December 31,
(Dollar amounts in thousands)	2017	2016	2017	2016
Income before income taxes	$347,307	$306,845	$683,459	$529,065
Provision for income taxes	$481,626	$68,594	$536,842	$112,713
Effective tax rate	138.7%	22.4%	78.5%	21.3%

The Company’s effective tax rate during the three and six months ended December 31, 2017 was impacted by the Tax Cuts and Jobs Act (“the Act”), which was enacted into law on December 22, 2017.  Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of provision for income taxes from continuing operations. As a result, the Company made an additional provision for income tax resulting from the enactment of the Act during the three and six months ended December 31, 2017.

The Act includes significant changes to the U.S. corporate income tax system which reduces the U.S. federal corporate tax rate from 35.0% to 21.0% as of January 1, 2018; shifts to a modified territorial tax regime which requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously tax deferred; and creates new taxes on certain foreign-sourced earnings. The decrease in the U.S. federal corporate tax rate from 35.0% to 21.0% results in a blended statutory tax rate of 28.1% for the fiscal year ending June 30, 2018. The new taxes for certain foreign-sourced earnings under the Act are effective for the Company after the fiscal year ending June 30, 2018.

Provision for income taxes increased by $413.0 million and $424.1 million during the three and six months ended December 31, 2017, respectively, primarily due to: (i) a transition tax of $340.9 million on the Company’s total post-1986 earnings and profits (“E&P”) which, prior to the enactment of the Act, was previously deferred from U.S. income taxes; and (ii) a $101.1 million increase in income tax expense as a result of the re-measurement of the Company’s deferred tax assets and liabilities based on the Act’s new corporate tax rate of 21.0%. The increase in provision for income taxes during the three and six months ended December 31, 2017 was partially offset by a decrease of $25.0 million relating to the reduction of the U.S. federal corporate tax rate from 35.0% to 28.1% for the fiscal year ending June 30, 2018. The amounts resulting from the transition tax are payable over a period of up to eight years.
As of December 31, 2017, the Company had not fully completed its accounting for the tax effects of the enactment of the Act. The Company’s provision for income taxes for the three and six months ended December 31, 2017 is based in part on a reasonable estimate of the effects on its transition tax and existing deferred tax balances. For the amounts which the Company was able to reasonably estimate, the Company recognized a provisional tax amount of $442.0 million, which is included as a component of provision for income taxes from continuing operations. The components of the provisional tax amounts are as follows:

•
The Company recorded a provisional tax amount of $340.9 million for the transition tax liability. The Company has not yet completed the calculation of the total post-1986 foreign E&P and the income tax pools for all foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. In addition, further interpretations from U.S. federal and state governments and regulatory organizations may change the provisional tax liability or the accounting treatment of the provisional tax liability.

•
The Company recorded a provisional tax amount of $101.1 million to re-measure certain deferred tax assets and liabilities as a result of the enactment of the Act. The Company is still analyzing certain aspects of the Act and refining the estimate of the expected reversal of its deferred tax balances. This can potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

The Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. This income will effectively be taxed at a 10.5% tax rate in general. As a result, the Company’s deferred tax assets and liabilities are being evaluated if the deferred tax assets and liabilities should be recognized for the basis differences expected to reverse as a result of GILTI provisions that are effective for the Company after the fiscal year ending June 30, 2018, or should the tax on GILTI provisions be recognized in the period the Act was signed into law. Because of the complexity of the new provisions, the Company is continuing to evaluate on how the provisions will be accounted for under the U.S. generally accepted accounting principles wherein companies are allowed to make an accounting policy election of either (i) account for GILTI as a component of tax expense in the period in which the Company is subject to the rules (the “period cost method”), or (ii) account for GILTI in the Company’s measurement of deferred taxes (the “deferred method”). Currently, the Company has not elected a method and will only do so after its completion of the analysis of the GILTI provisions and its election method will depend, in part, on analyzing its global income to determine whether the Company expects to have future U.S. inclusions in its taxable income related to GILTI and, if so, the impact that is expected.
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
It is possible that certain examinations may be concluded in the next twelve months. The Company believes that it may recognize up to $12.6 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.

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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2017	2016	2017	2016
Receivables sold under factoring agreements	$47,232	$28,242	$79,133	$84,975
Proceeds from sales of LCs	$—	$9,740	$5,571	$13,148
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $2.5 million and $2.4 million for the three months ended December 31, 2017 and 2016, respectively and was $5.0 million and $4.8 million for the six months ended December 31, 2017 and 2016, respectively.
The following is a schedule of expected operating lease payments:

Fiscal year ending June 30,	Amount (In thousands)
2018 (remaining 6 months)	$10,063
2019	7,478
2020	6,031
2021	4,561
2022	2,534
2023 and thereafter	4,551
Total minimum lease payments	$35,218
Purchase Commitments. KLA-Tencor maintains commitments to purchase inventory from its suppliers as well as goods and services in the ordinary course of business. The Company’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s estimate of its significant purchase commitments is approximately $481.0 million as of December 31, 2017 which are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

Cash Long-Term Incentive Plan. As of December 31, 2017, the Company had committed $120.2 million for future payment obligations under its Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date.
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
The following table provides the changes in the product warranty accrual for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2017	2016	2017	2016
Beginning balance	$46,439	$36,967	$45,458	$34,773
Accruals for warranties issued during the period	13,951	13,191	27,047	24,093
Changes in liability related to pre-existing warranties	(5,254)	(1,131)	(7,785)	(1,576)
Settlements made during the period	(10,123)	(8,354)	(19,707)	(16,617)
Ending balance	$45,013	$40,673	$45,013	$40,673
The Company maintains guarantee arrangements available through various financial institutions for up to $21.8 million, of which $16.0 million had been issued as of December 31, 2017, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of the Company’s subsidiaries in Europe and Asia.
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
In October 2014, in anticipation of the issuance of the Senior Notes, the Company entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The objective of the Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The Rate Lock Agreements had a notional amount of $1.00 billion in aggregate which matured in the second quarter of the fiscal year ended June 30, 2015. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and the Company recorded the fair value of $7.5 million as a gain within accumulated other comprehensive income (loss) as of December 31, 2014. The Company recognized $0.2 million for each of the three months ended December 31, 2017 and 2016 and $0.4 million for each of the six months ended December 31, 2017 and 2016 for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. As of December 31, 2017, the unamortized portion of the fair value of the forward contracts for the rate lock agreements was $5.2 million.

Derivatives in Cash Flow Hedging Relationships: Foreign Exchange and Interest Rate Contracts
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the condensed consolidated financial statements for the indicated periods were as follows:

		Three months ended December 31,		Six months ended December 31,
(In thousands)	Location in Financial Statements	2017	2016	2017	2016
Derivatives Designated as Hedging Instruments
Gains (losses) in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$697	$13,969	$1,141	$12,131
Gains (losses) reclassified from accumulated OCI into income (effective portion):	Revenues	$397	$(1,425)	$1,365	$(2,906)
	Costs of revenues	377	(69)	1,338	(156)
	Interest expense	189	189	378	378
	Net gains (losses) reclassified from accumulated OCI into income (effective portion)	$963	$(1,305)	$3,081	$(2,684)
Gains (losses) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Other expense (income), net	$(158)	$(1,442)	$(229)	$(1,453)
Derivatives Not Designated as Hedging Instruments
Gains (losses) recognized in income	Other expense (income), net	$3,237	$5,295	$3,676	$5,131

The U.S. dollar equivalent of all outstanding notional amounts of hedge contracts, with maximum remaining maturities of approximately 13 months as of December 31, 2017 and ten months June 30, 2017, respectively, were as follows:

(In thousands)	As of December 31, 2017	As of June 30, 2017
Cash flow hedge contracts
Purchase	$25,923	$19,305
Sell	$85,466	$128,672
Other foreign currency hedge contracts
Purchase	$144,442	$165,563
Sell	$155,260	$118,504

The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of December 31, 2017	As of June 30, 2017	Balance Sheet Location	As of December 31, 2017	As of June 30, 2017
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$1,271	$2,198	Other current liabilities	$126	$72
Total derivatives designated as hedging instruments		$1,271	$2,198		$126	$72
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$3,203	$3,733	Other current liabilities	$289	$1,203
Total derivatives not designated as hedging instruments		$3,203	$3,733		$289	$1,203
Total derivatives		$4,474	$5,931		$415	$1,275
The following table provides the balances and changes in accumulated OCI, before taxes, related to derivative instruments for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2017	2016	2017	2016
Beginning balance	$6,452	$751	$8,126	$1,210
Amount reclassified to income	(963)	1,305	(3,081)	2,684
Net change in unrealized gains or losses	697	13,969	1,141	12,131
Ending balance	$6,186	$16,025	$6,186	$16,025
Offsetting of Derivative Assets and Liabilities
KLA-Tencor presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The Company has entered into arrangements with each of its counterparties, which reduce credit risk by permitting net settlement of transactions with the same counterparty under certain conditions. As of December 31, 2017 and June 30, 2017, information related to the offsetting arrangements was as follows (in thousands):

As of December 31, 2017				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$4,474	$—	$4,474	$(415)	$—	$4,059
Derivatives - Liabilities	$(415)	$—	$(415)	$415	$—	$—

As of June 30, 2017				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$5,931	$—	$5,931	$(1,275)	$—	$4,656
Derivatives - Liabilities	$(1,275)	$—	$(1,275)	$1,275	$—	$—

NOTE 15 – RELATED PARTY TRANSACTIONS
During the three and six months ended December 31, 2017 and 2016, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members, were, during the periods presented, an executive officer or a board member of a subsidiary, including Citrix Systems, Inc., Integrated Device Technology, Inc., Keysight Technologies, Inc., MetLife Insurance K.K., NetApp, Inc., and Proofpoint, Inc. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2017	2016	2017	2016
Total revenues	$455	$8	$457	$8
Total purchases	$542	$226	$1,246	$583
The Company’s receivable balances from these parties were $0.5 million as of December 31, 2017 and immaterial as of June 30, 2017. The Company’s payable balance from these parties was immaterial at December 31, 2017 and June 30, 2017. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.
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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended December 31,				Six months ended December 31,
(Dollar amounts in thousands)	2017		2016		2017		2016
Revenues:
Korea	$270,184	28%	$96,846	11%	$544,862	28%	$231,935	14%
Taiwan	216,791	22%	336,058	38%	355,350	18%	609,750	37%
Japan	154,762	16%	67,855	8%	301,197	15%	172,639	11%
North America	149,042	15%	153,162	17%	278,292	14%	240,428	15%
Europe & Israel	82,158	8%	93,440	11%	165,663	9%	128,288	8%
China	66,460	7%	73,152	9%	234,799	12%	158,841	10%
Rest of Asia	36,425	4%	56,372	6%	65,240	4%	85,677	5%
Total	$975,822	100%	$876,885	100%	$1,945,403	100%	$1,627,558	100%

The following is a summary of revenues by major products for the indicated periods (as a percentage of total revenues):

	Three months ended December 31,				Six months ended December 31,
(Dollar amounts in thousands)	2017		2016		2017		2016
Revenues:
Wafer Inspection	$400,584	41%	$428,875	49%	$790,004	41%	$784,736	48%
Patterning	274,868	28%	223,796	26%	569,218	29%	396,409	24%
Global Service and Support(1)	273,805	28%	217,249	24%	534,303	27%	425,235	26%
Other	26,565	3%	6,965	1%	51,878	3%	21,178	2%
Total	$975,822	100%	$876,885	100%	$1,945,403	100%	$1,627,558	100%
__________________
(1) The Global Service and Support revenues includes service revenues as presented in the condensed consolidated statements of operations as well as certain product revenues, primarily revenues from the Company’s K-T Pro business.
In the three months ended December 31, 2017, one customer accounted for approximately 17% of total revenues. In the three months ended December 31, 2016, two customers accounted for approximately 31% and 13% of total revenues. In the six months ended December 31, 2017, one customer accounted for approximately 22% of total revenues. In the six months ended December 31, 2016, two customers accounted for approximately 30% and 11% of total revenues. Two customers on an individual basis accounted for greater than 10% of net accounts receivables as of December 31, 2017 and June 30, 2017, respectively.
Long-lived assets by geographic region as of the dates indicated below were as follows:

(In thousands)	As of December 31, 2017	As of June 30, 2017
Long-lived assets:
United States	$186,104	$191,096
Singapore	41,924	39,118
Israel	28,658	30,182
Europe	13,335	13,300
Rest of Asia	11,613	10,279
Total	$281,634	$283,975

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, forecasts of the future results of our operations, including profitability; orders for our products and capital equipment generally; sales of semiconductors; the investments by our customers in advanced technologies and new materials; the allocation of capital spending by our customers (and, in particular, the percentage of spending that our customers allocate to process control); growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of backlog; our future product shipments and product and service revenues; our future gross margins; our future research and development expenses and selling, general and administrative expenses; our ability to successfully maintain cost discipline; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future effective income tax rate; our recognition of tax benefits; future payments of dividends to our stockholders; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments, cash generated from operations and the unfunded portion of our revolving line of credit under a Credit Agreement (the “Credit Agreement”) to meet our operating and working capital requirements, including debt service and payment thereof; future dividends, and stock repurchases; our compliance with the financial covenants under the Credit Agreement; the adoption of new accounting pronouncements; the tax liabilities resulting from the enactment of the Tax Cuts and Jobs Act; and our repayment of our outstanding indebtedness.
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

The demand for our products and our revenue levels are driven by our customers’ needs to solve the process challenges that they face as they adopt new technologies required to fabricate advanced ICs that are incorporated into sophisticated mobile devices. The timing for our customers in ordering and taking delivery of process control and yield management equipment is also determined by our customers’ requirements to meet the next generation production ramp schedules, and the timing for capacity expansion to meet end customer demand. During the three months ended December 31, 2017, revenues for our process control equipment had a modest increase compared to the quarter ended September 30, 2017. Our earnings will depend not only on our revenue levels, but also on the amount of research and development spending required to meet our customers’ technology roadmaps. We have maintained production volumes and capacity to meet anticipated customer requirements and remain at risk of incurring significant inventory-related and other restructuring charges if business conditions deteriorate. Over the past year, our customers have taken delivery of higher volumes of process control equipment than they did in the previous year. However, any delay or push out by our customers in taking delivery of process control and yield management equipment may cause earnings volatility, due to increases in the risk of inventory related charges as well as timing of revenue recognition.

The following table sets forth some of our key quarterly unaudited financial information:

(In thousands, except net income loss) per share)	Three months ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Total revenues	$975,822	$969,581	$938,647	$913,809	$876,885	$750,673
Gross margin	$628,488	$616,132	$590,717	$570,535	$558,378	$472,837
Net income (loss)	$(134,319)	$280,936	$256,162	$253,562	$238,251	$178,101
Net income (loss) per share:
Basic (1)	$(0.86)	$1.79	$1.64	$1.62	$1.52	$1.14
Diluted (1)	$(0.86)	$1.78	$1.62	$1.61	$1.52	$1.13
__________________

(1)
Basic and diluted net income (loss) per share are computed independently for each of the quarters presented based on the weighted-average basic and fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly basic and diluted net income (loss) per share information may not equal annual (or other multiple-quarter calculations of) basic and diluted net income (loss) per share.

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
Other than the recording of provisional tax amounts for the transition tax payable and adoption of the accounting standard update on accounting for subsequent measurement of inventory (see “Recent Accounting Pronouncements” below), there were no significant changes in our critical accounting estimates and policies during the six months ended December 31, 2017. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2017 for a more complete discussion of our critical accounting policies and estimates.
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
Income Taxes
We account for income taxes in accordance with the authoritative guidance which requires income tax effects for changes in tax laws are recognized in the period in which the law is enacted.
Transition tax liability is recognized in the period when the change in the U.S. tax law was enacted and the income tax effects are recorded as a component of provision for income taxes from continuing operations. The calculation of the transition tax liability includes assumptions and reasonable estimates of the income tax effects and are based on provisional tax amounts. Several inputs were considered in the calculation, such as the calculation of the post-1986 foreign earnings and profit (“E&P”), income tax pools for all foreign subsidiaries, and the amount of those earnings held in cash and other specified assets. We applied the current interpretations from the U.S. federal and state governments and regulatory organization in our calculation of the transition tax liability and our reasonable estimate of the transition tax liability could change if further interpretations are provided for in the future. We expect to fully complete our provisional transition tax liability calculation within the reasonable measurement period allowed by the authoritative guidance.
Deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. The guidance also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax asset will not be realized. We have determined that a valuation allowance is necessary against a portion of the deferred tax assets, but we anticipate that our future taxable income will be sufficient to recover the remainder of our deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets that are not subject to a valuation allowance, we could be required to record an additional valuation allowance against such deferred tax assets. This would result in an increase to our tax provision in the period in which we determine that the recovery is not probable.
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
We performed a qualitative assessment of the goodwill by reporting unit as of November 30, 2017 during the three months ended December 31, 2017 and concluded that there was no impairment. We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

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

RESULTS OF OPERATIONS
Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	December 31, 2017	September 30, 2017	December 31, 2016	Q2 FY18 vs. Q1 FY18		Q2 FY18 vs. Q2 FY17
Revenues:
Product	$761,587	$760,787	$683,733	$800	—%	$77,854	11%
Service	214,235	208,794	193,152	5,441	3%	21,083	11%
Total revenues	$975,822	$969,581	$876,885	$6,241	1%	$98,937	11%
Costs of revenues	$347,334	$353,449	$318,507	$(6,115)	(2)%	$28,827	9%
Gross margin percentage	64%	64%	64%

	Six months ended
(Dollar amounts in thousands)	December 31, 2017	December 31, 2016	Q2 FY18 YTD vs. Q2 FY17 YTD
Revenues:
Product	$1,522,374	$1,245,486	$276,888	22%
Service	423,029	382,072	40,957	11%
Total revenues	$1,945,403	$1,627,558	$317,845	20%
Costs of revenues	$700,783	$596,343	$104,440	18%
Gross margin percentage	64%	63%

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
Product revenues during the three months ended December 31, 2017 compared to the three months ended September 30, 2017 remained relatively unchanged.
Product revenues increased during the three months ended December 31, 2017 compared to the three months ended December 31, 2016, primarily due to increased investments from our memory customers for next generation technology as well as capacity-related investments.
Product revenues increased during the six months ended December 31, 2017 compared to the six months ended December 31, 2016, primarily due to increased investments from our memory and logic customers for next generation technology as well as capacity-related investments.
Service revenues
Service revenues are generated from maintenance contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of our service revenues is typically a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems, but it is also impacted by other factors, such as our rate of service contract renewals, the types of systems being serviced and fluctuations in foreign exchange rates. Service revenues during the three months ended December 31, 2017 increased compared to each of the three months ended September 30, 2017 and December 31, 2016, and service revenues during the six months ended December 31, 2017 increased compared to the six months ended December 31, 2016, primarily as a result of an increase over time in the number of post-warranty systems installed at our customers’ sites over that time period.

Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended
(Dollar amounts in thousands)	December 31, 2017		September 30, 2017		December 31, 2016
Korea	$270,184	28%	$274,678	28%	$96,846	11%
Taiwan	216,791	22%	138,559	14%	336,058	38%
Japan	154,762	16%	146,435	15%	67,855	8%
North America	149,042	15%	129,250	13%	153,162	17%
Europe & Israel	82,158	8%	83,505	9%	93,440	11%
China	66,460	7%	168,339	17%	73,152	9%
Rest of Asia	36,425	4%	28,815	4%	56,372	6%
Total	$975,822	100%	$969,581	100%	$876,885	100%
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
The following table summarizes the major factors that contributed to the changes in gross margin percentage:

	Gross Margin Percentage		Gross Margin Percentage
	Three months ended		Three months ended	Six months ended
September 30, 2017	63.5%	December 31, 2016	63.7%	63.4%
Revenue volume of products and services	(0.1)%	Revenue volume of products and services	0.6%	1.4%
Mix of products and services sold	0.5%	Mix of products and services sold	0.5%	(0.5)%
Manufacturing labor, overhead and efficiencies	0.1%	Manufacturing labor, overhead and efficiencies	(0.4)%	(0.1)%
Other service and manufacturing costs	0.4%	Other service and manufacturing costs	—%	(0.2)%
December 31, 2017	64.4%	December 31, 2017	64.4%	64.0%
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
Our gross margin increased to 64.4% during the three months ended December 31, 2017 from 63.5% during the three months ended September 30, 2017, primarily due to a favorable mix of products and services sold, a lower charges for inventory obsolescence, lower warranty costs, and an increase in manufacturing efficiencies.
Our gross margin increased to 64.4% during the three months ended December 31, 2017, from 63.7% during the three months ended December 31, 2016, primarily due to higher revenue volume of products and services, and a favorable mix of products and services sold, partially offset by a decrease in manufacturing efficiencies.

Our gross margin increased to 64.0% during the six months ended December 31, 2017, from 63.4% during the six months ended December 31, 2016, primarily due to higher revenue volume of products and services, partially offset by a less favorable mix of products and services sold, a decrease in manufacturing efficiencies, and other costs.

Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	December 31, 2017	September 30, 2017	December 31, 2016	Q2 FY18 vs. Q1 FY18		Q2 FY18 vs. Q2 FY17
R&D expenses	$156,745	$146,732	$130,912	$10,013	7%	$25,833	20%
R&D expenses as a percentage of total revenues	16%	15%	15%

(Dollar amounts in thousands)	Six months ended
	December 31, 2017	December 31, 2016	Q2 FY18 YTD vs. Q2 FY17 YTD
R&D expenses	$303,477	$260,145	$43,332	17%
R&D expenses as a percentage of total revenues	16%	16%
R&D expenses may fluctuate with product development phases and project timing as well as our focused R&D efforts that are aligned with our overall business strategy. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs, and other expenses.
R&D expenses during the three months ended December 31, 2017 increased compared to the three months ended September 30, 2017, primarily due to an increase in engineering materials and supplies expenses of $9.1 million, and an increase in consulting expenses of $1.4 million, partially offset by a decrease in merger-related expenses of $1.1 million.
R&D expenses during the three months ended December 31, 2017 increased compared to the three months ended December 31, 2016, primarily due to an increase in engineering materials and supplies expenses of $13.5 million, an increase in employee-related expenses of $9.0 million as a result of additional engineering headcount, and higher variable compensation, and an increase in consulting expenses of $1.8 million, partially offset by a decrease in merger-related expenses of $1.1 million.
R&D expenses during the six months ended December 31, 2017 increased compared to the six months ended December 31, 2016, primarily due to an increase in engineering materials and supplies expenses of $21.9 million, an increase in employee-related expenses of $16.8 million as a result of additional engineering headcount, and higher variable compensation, an increase in consulting expenses of $1.8 million, an increase in depreciation expense of $1.0 million, and a lower benefit from external funding of $1.4 million.
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
Selling, General and Administrative (“SG&A”)

	Three months ended
(Dollar amounts in thousands)	December 31, 2017	September 30, 2017	December 31, 2016	Q2 FY18 vs. Q1 FY18		Q2 FY18 vs. Q2 FY17
SG&A expenses	$105,546	$107,713	$93,532	$(2,167)	(2)%	$12,014	13%
SG&A expenses as a percentage of total revenues	11%	11%	11%

	Six months ended
(Dollar amounts in thousands)	December 31, 2017	December 31, 2016	Q2 FY18 YTD vs. Q2 FY17 YTD
SG&A expenses	$213,259	$187,920	$25,339	13%
SG&A expenses as a percentage of total revenues	11%	12%
SG&A expenses during the three months ended December 31, 2017 decreased compared to the three months ended September 30, 2017, primarily due to lower employee-related expenses of $4.1 million as a result of lower variable compensation, and a decrease in merger-related expenses of $1.4 million, partially offset by an increase in consulting expense of $1.7 million, and the impact of the recovery from accounts receivable that had been previously classified as bad debt of $1.9 million during the three months ended September 30, 2017.
SG&A expenses during the three months ended December 31, 2017 increased compared to the three months ended December 31, 2016, primarily due to an increase in employee-related expenses of $7.3 million on account of additional headcount, and higher variable compensation, an increase in consulting expense of $3.2 million, an increase in facilities-related expense of $1.2 million, and higher contributions to our corporate social responsibility program of $1.0 million, partially offset by a decrease in merger-related expenses of $2.7 million.
SG&A expenses during the six months ended December 31, 2017 increased compared to the six months ended December 31, 2016, primarily due to an increase in employee-related expenses of $17.4 million on account of additional headcount, and higher variable compensation, an increase in consulting expense of $3.8 million, higher contributions to our corporate social responsibility program of $2.0 million, an increase in facilities-related expense of $1.9 million, higher travel-related expenses of $1.8 million, and an increase in cost of support for sales evaluations of $1.2 million, partially offset by a decrease in merger-related expenses of $3.6 million, and the impact of the recovery from accounts receivable that had been previously classified as bad debt of $1.9 million during the three months ended September 30, 2017.
Interest Expense and Other Expense (Income), Net

(Dollar amounts in thousands)	Three months ended
	December 31, 2017	September 30, 2017	December 31, 2016
Interest expense	$27,372	$30,576	$30,624
Other expense (income), net	$(8,482)	$(5,041)	$(3,535)
Interest expense as a percentage of total revenues	3%	3%	3%
Other expense (income), net as a percentage of total revenues	1%	1%	—%

(Dollar amounts in thousands)	Six months ended
	December 31, 2017	December 31, 2016
Interest expense	$57,948	$61,356
Other expense (income), net	$(13,523)	$(7,271)
Interest expense as a percentage of total revenues	3%	4%
Other expense (income), net as a percentage of total revenues	1%	—%
Interest expense during the three and six months ended December 31, 2017 decreased compared to the three and six months ended December 31, 2016 and the three months ended September 30, 2017, primarily due to $250.0 million repayment of the Senior Notes at maturity and prepayment of term loans.
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
The increase in other expense (income), net during the three months ended December 31, 2017 compared to the three months ended September 30, 2017 was primarily due to net foreign currency gain of $1.6 million, and an impairment charge on an equity investment in a privately-held company of $1.0 million that occurred during the three months ended September 31, 2017, which did not take place during the three months ended December 31, 2017.

The increase in other expense (income), net during the three months ended December 31, 2017 compared to the three months ended December 31, 2016 was primarily due to an increase in interest income of $3.2 million and net foreign currency gains of approximately $1.6 million.
The increase in other expense (income), net during the six months ended December 31, 2017 compared to the six months ended December 31, 2016 was primarily due to an increase in interest income of $6.9 million.
Provision for Income Taxes
The following table provides details of income taxes:

	Three months ended December 31,		Six months ended December 31,
(Dollar amounts in thousands)	2017	2016	2017	2016
Income before income taxes	$347,307	$306,845	$683,459	$529,065
Provision for income taxes	$481,626	$68,594	$536,842	$112,713
Effective tax rate	138.7%	22.4%	78.5%	21.3%
Our effective tax rate during the three and six months ended December 31, 2017 was impacted by the Tax Cuts and Jobs Act (“the Act”), which was enacted into law on December 22, 2017. Income tax effects resulting from changes in tax laws are accounted for by us in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of provision for income taxes from continuing operations. As a result, we made an additional provision for income tax resulting from the enactment of the Act during the three and six months ended December 31, 2017.
This Act includes significant changes to the U.S. corporate income tax system which reduces the U.S. federal corporate tax rate from 35.0% to 21.0% as of January 1, 2018; shifts to a modified territorial tax regime which requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously tax deferred; and creates new taxes on certain foreign-sourced earnings. The decrease in the U.S. federal corporate tax rate from 35.0% to 21.0% results in a blended statutory tax rate of 28.1% for the fiscal year ending June 30, 2018. The new taxes for certain foreign-sourced earnings under the Act are effective for the Company after the fiscal year ending June 30, 2018.
Provision for income taxes increased by $413.0 million and $424.1 million during the three and six months ended December 31, 2017, respectively, primarily due to: (i) a transition tax of $340.9 million on our total post-1986 earnings and profits (“E&P”) which, prior to the enactment of the Act, was previously deferred from U.S. income taxes; and (ii) a $101.1 million increase in income tax expense as a result of the re-measurement of our deferred tax assets and liabilities based on the Act’s new corporate tax rate of 21.0%. The increase in provision for income taxes during the three and six months ended December 31, 2017 was partially offset by a decrease of $25.0 million relating to the reduction of the U.S. federal corporate tax rate from 35.0% to 28.1% for the fiscal year ending June 30, 2018. The amounts resulting from the transition tax are payable over a period of up to eight years.

As of December 31, 2017, we had not yet completed our accounting for the tax effects of the enactment of the Act. Our provision for income taxes for the three and six months ended December 31, 2017 is based in part on a reasonable estimate of the effects on its transition tax and existing deferred tax balances. For the amounts which we were able to reasonably estimate, we recognized a provisional tax amount of $442.0 million, which is included as a component of provision for income taxes from continuing operations. The components of the provisional tax amounts are as follows:

•
We recorded a provisional tax amount of $340.9 million for the transition tax liability. We have not yet completed the calculation of the total post-1986 foreign E&P and the income tax pools for all foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal and state governments and regulatory organizations may change the provisional tax liability or the accounting treatment of the provisional tax liability.

•
We recorded a provisional tax amount of $101.1 million to re-measure certain deferred tax assets and liabilities as a result of the enactment of the Act. We are still analyzing certain aspects of the Act and refining the estimate of the expected reversal of our deferred tax balances. This can potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

We expect a recurring tax rate of 17% for the remaining six months of the fiscal year ending June 30, 2018. In addition, there will be an increase or decrease in tax expense for the remaining six months of the fiscal year ending June 30, 2018 for changes in uncertain tax positions and items treated as period costs that are not included in the recurring tax rate. Our recurring tax rate differs from our effective tax rate as a result of inclusion of certain period costs in our effective tax rate but not in the recurring tax rate. There will also be changes in the provisional tax amounts as a result of the Act related to the effects on our deferred tax balances and the transition tax as additional information becomes available. The new taxes for certain foreign-sourced earnings under the Act are effective for us after the fiscal year ending June 30, 2018.
The Act also includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. This income will effectively be taxed at a 10.5% tax rate in general. As a result, our deferred tax assets and liabilities are being evaluated if the deferred tax assets and liabilities should be recognized for the basis differences expected to reverse as a result of GILTI provisions that are effective for us after the fiscal year ending June 30, 2018, or should the tax on GILTI provisions be recognized in the period the Act was signed into law. Because of the complexity of the new provisions, we are continuing to evaluate on how the provisions will be accounted for under the U.S. generally accepted accounting principles wherein companies are allowed to make an accounting policy election of either (i) account for GILTI as a component of tax expense in the period in which we are subject to the rules (the “period cost method”), or (ii) account for GILTI in our measurement of deferred taxes (the “deferred method”). Currently, we have not elected a method and will only do so after our completion of the analysis of the GILTI provisions and our election method will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in our taxable income related to GILTI and, if so, the impact that is expected.
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
It is possible that certain examinations may be concluded in the next twelve months. We believe that we may recognize up to $12.6 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.
LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	As of December 31, 2017	As of June 30, 2017
Cash and cash equivalents	$1,073,394	$1,153,051
Marketable securities	1,684,796	1,863,689
Total cash, cash equivalents and marketable securities	$2,758,190	$3,016,740
Percentage of total assets	51%	55%

	Six months ended December 31,
(In thousands)	2017	2016
Cash flows:
Net cash provided by operating activities	$503,000	$392,190
Net cash provided by (used in) investing activities	138,949	(308,156)
Net cash used in financing activities	(726,429)	(247,603)
Effect of exchange rate changes on cash and cash equivalents	4,823	(7,886)
Net decrease in cash and cash equivalents	$(79,657)	$(171,455)

Cash and Cash Equivalents and Marketable Securities:
As of December 31, 2017, our cash, cash equivalents and marketable securities totaled $2.76 billion, which is a decrease of $258.6 million from June 30, 2017. The decrease is mainly due to the payment of Senior Notes and term loans of $696.3 million, payment of dividends and dividend equivalents of $192.9 million, and stock repurchases of $80.4 million, partially offset by our cash generated from operations, net proceeds from marketable securities of $172.4 million, and proceeds from the revolving credit facility, net of issuance costs, of $248.7 million. As of December 31, 2017, $1.96 billion of our $2.76 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We have accrued U.S. federal taxes under the Tax Cut and Jobs Act and can repatriate these funds without incurring any additional U.S. federal tax other than if the U.S. dollar value of the funds increase. We currently intend to indefinitely reinvest $1.76 billion of the cash, cash equivalents and marketable securities held by our foreign subsidiaries. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay state and foreign taxes of approximately 1%-22% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued state and foreign tax on the remaining cash of $197.4 million of the $1.96 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Quarterly Cash Dividends and Special Cash Dividend:
During the three months ended December 31, 2017, our Board of Directors declared a regular quarterly cash dividend of $0.59 per share on our outstanding common stock, which was paid on December 1, 2017 to our stockholders of record as of the close of business on November 15, 2017. During the same period in fiscal year 2017, our Board of Directors declared and paid a regular quarterly cash dividend of $0.54 per share on our outstanding common stock. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended December 31, 2017 and 2016 was $92.6 million and $84.5 million, respectively. The total amount of regular quarterly cash dividends paid during the six months ended December 31, 2017 and 2016 was $186.7 million and $166.1 million, respectively. The amount of accrued dividends payable for regular quarterly cash dividends on unvested restricted stock units with dividend equivalent rights as of December 31, 2017 and June 30, 2017 was $4.8 million and $4.8 million, respectively. These amounts will be paid upon vesting of the underlying unvested restricted stock units as described in Note 8, “Equity and Long-term Incentive Compensation Plans,” to the condensed consolidated financial statements.
On November 19, 2014, we declared a special cash dividend of $16.50 per share on our outstanding common stock which was paid on December 9, 2014 to our stockholders of record as of the close of business on December 1, 2014. The declaration and payment of the special cash dividend was part of our leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 7, “Debt,” to the condensed consolidated financial statements that was completed during the three months ended December 31, 2014. As of the declaration date, the total amount of the special cash dividend accrued by us was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014, except for the aggregate special cash dividend of $43.0 million that was accrued for the unvested restricted stock units. As of December 31, 2017 and June 30, 2017, we had $2.8 million and $9.0 million, respectively, of accrued dividends payable for the special cash dividend with respect to outstanding unvested restricted stock units, which will be paid when such underlying unvested restricted stock units vest. During the three months ended December 31, 2017 and 2016, the total special cash dividends paid with respect to vested restricted stock units were immaterial. During the six months ended December 31, 2017 and 2016, the total special cash dividends paid with respect to vested restricted stock units were $6.2 million and $7.7 million, respectively. Other than the special cash dividend declared during the three months ended December 31, 2014, we historically have not declared any special cash dividend.
Stock Repurchases:
The shares repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding. The stock repurchase program is intended, in part, to offset shares issued in connection with the purchases under our ESPP program and the vesting of employee restricted stock units.

Cash Flows from Operating Activities:
We have historically financed our liquidity requirements through cash generated from our operations. Net cash provided by operating activities during the six months ended December 31, 2017 increased by $110.8 million compared to the six months ended December 31, 2016 primarily as a result of the following factors:

•	An increase in collections of approximately $271.0 million during the six months ended December 31, 2017 compared to the six months ended December 31, 2016, mainly driven by higher shipments;

•
A decrease in payments for employee-related expenses of approximately $54.0 million during the six months ended December 31, 2017 compared to the six months ended December 31, 2016, primarily due to a change in the timing of certain variable compensation payments; and

•	Favorable impacts from foreign currency hedges of approximately $10.0 million during the six months ended December 31, 2017 compared to the six months ended December 31, 2016; partially offset by

◦	An increase in accounts payable payments of approximately $186.0 million during the six months ended December 31, 2017 compared to the six months ended December 31, 2016; and

◦	A decrease in income tax payments of $36.9 million during the six months ended December 31, 2017 compared to the six months ended December 31, 2016.
Cash Flows from Investing Activities:
Net cash provided by investing activities during the six months ended December 31, 2017 was $138.9 million compared to cash used in investing activities of $308.2 million during the six months ended December 31, 2016. This change was mainly due to the net purchases of marketable securities of $285.0 million during the six months ended December 31, 2016, compared to the net liquidation of investments in marketable securities of approximately $172.4 million during the six months ended December 31, 2017.
Cash Flows from Financing Activities:
Net cash used in financing activities during the six months ended December 31, 2017 increased by $478.8 million compared to the six months ended December 31, 2016. Net cash used in financing activities were mainly impacted by:

•	An increase in the repayment of debt of $616.3 million during the six months ended December 31, 2017 compared to the six months ended December 31, 2016;

•	An increase in common stock repurchases of $80.4 million during the six months ended December 31, 2017 compared to the six months ended December 31, 2016; and

•
An increase in dividend and dividend equivalent payments of $19.1 million during the six months ended December 31, 2017 compared to the six months ended December 31, 2016, due to an increase in our quarterly dividend from $0.54 to $0.59 per share instituted during the six months ended December 31, 2017, partially offset by

◦	An increase in proceeds from revolving credit facility, net of issuance costs of $248.7 million during the six months ended December 31, 2017 compared to the six months ended December 31, 2016.

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
The original discount on the Senior Notes amounted to $4.0 million and is being amortized over the life of the debt. Interest is payable semi-annually on May 1 and November 1 of each year. The debt indenture (the “Indenture”) includes covenants that limit our ability to grant liens on its facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted. In November 2017, we repaid $250.0 million of Senior Notes at maturity. As of December 31, 2017, we were in compliance with all of the covenants under the Indenture associated with the Senior Notes.
Credit Facility (Term Loans and Unfunded Revolving Credit Facility) and Revolving Credit Facility:
In November 2014, we entered into $750.0 million of five-year senior unsecured prepayable term loans and a $500.0 million unfunded revolving credit facility (collectively, the “Credit Facility”).
In November 2017, we entered into a Credit Agreement (the “Credit Agreement”) providing for a $750.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”), which replaced our prior Credit Facility. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased in an amount up to $250.0 million in the aggregate. As of December 30, 2017, 2017, after giving effect to the borrowings made on the closing date, we had outstanding $250.0 million aggregate principal amount of borrowings under the Revolving Credit Facility. The proceeds from the borrowings on the closing date, together with the cash on hand was used to pay in full the remaining term loan balance under the Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until its maturity don November 30, 2022 (the “Maturity Date”), at which time such Revolving Credit Facility will terminate, and all outstanding loans under such facility, together with all accrued and unpaid interest, must be repaid. We may prepay the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility will bear interest, at our option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to 175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to our credit rating. As of December 31, 2017, we elected to pay interest on the borrowed amount under the Revolving Credit Facility at LIBOR plus a spread of 125 bps, and an annual commitment fee of 15 bps on the daily undrawn balance of the Revolving Credit Facility.

The Revolving Credit Facility requires us to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, we are required to maintain the maximum leverage ratio as described in the Credit Agreement, on a quarterly basis of 3.00 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions.
We were in compliance with the financial covenants under the Credit Agreement as of December 31, 2017 (the interest expense coverage ratio was 13.19 to 1.00 and the leverage ratio was 1.59 to 1.00). Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2018.
Contractual Obligations:
The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of December 31, 2017:

	Fiscal year ending June 30,
(In thousands)	Total	2018 (2)	2019	2020	2021	2022	2023 and thereafter	Other
Debt obligations(1)	$2,500,000	$—	$—	$250,000	$—	$500,000	$1,750,000	$—
Interest payment associated with all debt obligations(3)	786,928	54,762	109,571	105,354	101,113	90,800	325,328	—
Purchase commitments(4)	480,814	451,614	29,049	47	104	—	—	—
Income taxes payable(5)	70,590	—	—	—	—	—	—	70,590
Operating leases	35,218	10,063	7,478	6,031	4,561	2,534	4,551	—
Cash long-term incentive program(6)	120,188	12,899	47,371	35,249	24,669	—	—	—
Pension obligations(7)	23,163	776	1,586	1,534	1,705	2,574	14,988	—
Executive Deferred Savings Plan(8)	192,849	—	—	—	—	—	—	192,849
Transition tax payable(9)	350,492	45,471	26,524	26,524	26,524	26,524	198,925
Other(10)	7,590	158	5,460	1,529	332	111	—	—
Total contractual cash obligations	$4,567,832	$575,743	$227,039	$426,268	$159,008	$622,543	$2,293,792	$263,439
__________________

(1)
Represents $2.25 billion aggregate principal amount of Senior Notes due from fiscal year 2020 to fiscal year 2035, and $250.0 million aggregate principal amount of borrowings under the Revolving Credit Facility due on November 30, 2022.

(2)	For remaining six months of fiscal year 2018.

(3)
The interest payments associated with the Senior Notes obligations included in the table above are based on the principal amount multiplied by the applicable coupon rate for each series of Senior Notes. Our future interest payments are subject to change if our then effective credit rating is below investment grade as discussed above. Borrowings under the Revolving Credit Facility will bear interest, at our option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread. As of December 31, 2017, we elected to pay interest on the borrowed amount under the Revolving Credit Facility at LIBOR plus a spread of 125 bps and we utilized the existing interest rates to project our estimated interest payments on the borrowed amount under the Revolving Credit Facility through fiscal year 2023. The interest payment under the Revolving Credit Facility for the undrawn balance is payable at 15 bps as a commitment fee based on the daily undrawn balance and we utilized the existing rate for the projected interest payments included in the table above. Our future interest payments for the Revolving Credit Facility is subject to change due to future fluctuations in the LIBOR rates or ABR rates if then elected, as well as any upgrades or downgrades to our then effective credit rating.

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

(7)
Represents an estimate of expected benefit payments up to fiscal year 2027 that was actuarially determined and excludes the minimum cash required to contribute to the plan. As of December 31, 2017, our defined benefit pension plans do not have material required minimum cash contribution obligations.

(8)
Represents the amount committed under our non-qualified executive deferred compensation plan. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to the uncertainties in the timing around participant’s separation and any potential changes that participants may decide to make to the previous distribution elections.

(9)
Represents our reasonable estimate of a provisional tax amount for the transition tax liability associated with our deemed repatriation of accumulated foreign earnings as a result from the enactment of the Tax Cuts and Jobs-Act into law on December 22, 2017.

(10)
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended December 31,		Six months ended December 31,
(In thousands)	2017	2016	2017	2016
Receivables sold under factoring agreements	$47,232	$28,242	$79,133	$84,975
Proceeds from sales of LCs	$—	$9,740	$5,571	$13,148
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $21.8 million, of which $16.0 million had been issued as of December 31, 2017, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe and Asia.

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
Working Capital:
Working capital was $3.19 billion as of December 31, 2017, which is an increase of $88.5 million compared to our working capital of $3.10 billion as of June 30, 2017. As of December 31, 2017, our principal sources of liquidity consisted of $2.76 billion of cash, cash equivalents and marketable securities. Our liquidity is affected by many factors, some of which are based on the normal ongoing operations of the business, and others of which relate to the uncertainties of global and regional economies and the semiconductor and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and our $750.0 million Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.
Our credit ratings as of December 31, 2017 are summarized below:

Rating Agency	Rating
Fitch	BBB+
Moody’s	Baa2
Standard & Poor’s	BBB
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy.
Off-Balance Sheet Arrangements
Under our foreign currency risk management strategy, we utilize derivative instruments to protect our earnings and cash flows from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed as an integral part of our overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We continue our policy of hedging our current and forecasted foreign currency exposures with hedging instruments having tenors of up to 18 months (see Note 14, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for additional details). Our outstanding hedge contracts, with maximum remaining maturities of approximately 13 months as of December 31, 2017 and ten months as of June 30, 2017, respectively, were as follows:

(In thousands)	As of December 31, 2017	As of June 30, 2017
Cash flow hedge contracts
Purchase	$25,923	$19,305
Sell	$85,466	$128,672
Other foreign currency hedge contracts
Purchase	$144,442	$165,563
Sell	$155,260	$118,504

In October 2014, in anticipation of the issuance of the Senior Notes, we entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The objective of the Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The Rate Lock Agreements had a notional amount of $1.00 billion in aggregate which matured in the second quarter of the fiscal year ended June 30, 2015. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and we recorded the fair value of $7.5 million as a gain within accumulated other comprehensive income (loss) as of December 31, 2014. We recognized $0.2 million for each of the three months ended December 31, 2017 and 2016 and $0.4 million each of the six months ended December 31, 2017 and 2016 for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. As of December 31, 2017, the unamortized portion of the fair value of the forward contracts for the rate lock agreements was $5.2 million.
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
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2017. Actual results may differ materially.
As of December 31, 2017, we had an investment portfolio of fixed income securities of $1.68 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of December 31, 2017, the fair value of the portfolio would have declined by $20.2 million.
In November 2014, we issued $2.50 billion aggregate principal amount of fixed rate senior, unsecured long-term notes (collectively referred to as “Senior Notes”). The fair market value of long-term fixed interest rate notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2017, the fair value and the book value of our Senior Notes were $2.41 billion and $2.25 billion, respectively, due in various fiscal years ranging from 2020 to 2035. Additionally, the interest expense for the Senior Notes is subject to interest rate adjustments following a downgrade of our credit ratings below investment grade by the credit rating agencies. Following a rating change below investment grade, the stated interest rate for each series of Senior Notes may increase between 25 bps to 100 bps based on the adjusted credit rating. Refer to Note 7, “Debt,” to the condensed consolidated financial statements in Part I, Item 1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2 for additional details. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy. As of December 31, 2017, if our credit rating was downgraded below investment grade by Moody’s and S&P, the maximum potential increase to our annual interest expense on the Senior Notes, considering a 200 bps increase to the stated interest rate for each series of our Senior Notes, is estimated to be approximately $45.0 million.

In November 2017, we entered into a Credit Agreement (the “Credit Agreement”) for a $750.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”), which replaced our prior Credit Agreement. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased in an amount up to $250.0 million in the aggregate. As of December 31, 2017 after giving effect to the borrowings made on the closing date, we had outstanding $250.0 million aggregate principal amount of borrowings under the Revolving Credit Facility. We elected to pay interest on the borrowed amount under the Revolving Credit Facility at the London Interbank Offered Rate (“LIBOR”) plus a spread. The spread ranges from 100 bps to 175 bps based on the adjusted credit rating. The fair value of the borrowings under the Revolving Credit Facility is subject to interest rate risk only to the extent of the fixed spread portion of the interest rates which does not fluctuate with change in interest rates. We are also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the Revolving Credit Facility which is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the Revolving Credit Facility, depending upon the then effective credit rating. As of December 31, 2017, if LIBOR-based interest rates increased by 100 bps, the change would increase our annual interest expense annually by approximately $2.4 million as it relates to our borrowings under the Revolving Credit Facility. Additionally, as of December 31, 2017, if our credit ratings were downgraded to be below investment grade, the maximum potential increase to our annual interest expense for the Revolving Credit Facility, using the highest range of the ranges discussed above, is estimated to be approximately $1.8 million.
See Note 4, “Marketable Securities,” to the condensed consolidated financial statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio that we held as of December 31, 2017.
As of December 31, 2017, we had net forward and option contracts to sell $70.4 million in foreign currency in order to hedge certain currency exposures (see Note 14, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for additional details). If we had entered into these contracts on December 31, 2017, the U.S. dollar equivalent would have been $66.3 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $29.6 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our income or cash flows.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Our customer base, particularly in the semiconductor industry, historically has been highly concentrated due to corporate consolidation, acquisitions and business closures. In this environment, orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of our sales. This increasing concentration exposes our business, financial condition and operating results to a number of risks, including the following:

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
The timing, length and severity of the up-and-down cycles in the semiconductor equipment industry are difficult to predict. The historically cyclical nature of the primary industry in which we operate is largely a function of our customers’ capital spending patterns and need for expanded manufacturing capacity, which in turn are affected by factors such as capacity utilization, consumer demand for products, inventory levels and our customers’ access to capital. Cyclicality affects our ability to accurately predict future revenue and, in some cases, future expense levels. During down cycles in our industry, the financial results of our customers may be negatively impacted, which could result not only in a decrease in, or cancellation or delay of, orders (which are generally subject to cancellation or delay by the customer with limited or no penalty) but also a weakening of their financial condition that could impair their ability to pay for our products or our ability to recognize revenue from certain customers. Our ability to recognize revenue from a particular customer may also be negatively impacted by the customer’s funding status, which could be weakened not only by adverse business conditions or inaccessibility to capital markets for any number of macroeconomic or company-specific reasons, but also by funding limitations imposed by the customer’s unique organizational structure. Any of these factors could negatively impact our business, operating results and financial condition.
When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary for us to remain competitive and financially sound. During periods of declining revenues, we must be in a position to adjust our cost and expense structure to prevailing market conditions and to continue to motivate and retain our key employees. If we fail to respond, or if our attempts to respond fail to accomplish our intended results, then our business could be seriously harmed. Furthermore, any workforce reductions and cost reduction actions that we adopt in response to down cycles may result in additional restructuring charges, disruptions in our operations and loss of key personnel. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. Each of these factors could adversely impact our operating results and financial condition.
In addition, our management typically provides quarterly forecasts for certain financial metrics, which, when made, are based on business and operational forecasts that are believed to be reasonable at the time. However, largely due to the historical cyclicality of our business and the industries in which we operate, and the fact that business conditions in our industries can change very rapidly as part of these cycles, our actual results may vary (and have varied in the past) from forecasted results. These variations can occur for any number of reasons, including, but not limited to, unexpected changes in the volume or timing of customer orders, product shipments or product acceptance; an inability to adjust our operations rapidly enough to adapt to changing business conditions; or a different than anticipated effective tax rate. The impact on our business of delays or cancellations of customer orders may be exacerbated by the short lead times that our customers expect between order placement and product shipment. This is because order delays and cancellations may lead not only to lower revenues, but also, due to the advance work we must do in anticipation of receiving a product order to meet the expected lead times, to significant inventory write-offs and manufacturing inefficiencies that decrease our gross margin. Any of these factors could materially and adversely affect our financial results for a particular quarter and could cause those results to differ materially from financial forecasts we have previously provided. We provide these forecasts with the intent of giving investors and analysts a better understanding of management’s expectations for the future, but those reviewing such forecasts must recognize that such forecasts are comprised of, and are themselves, forward-looking statements subject to the risks and uncertainties described in this Item 1A and elsewhere in this report and in our other public filings and public statements. If our operating or financial results for a particular period differ from our forecasts or the expectations of investment analysts, or if we revise our forecasts, the market price of our common stock could decline.

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
As of December 31, 2017, we had $2.50 billion aggregate principal amount of outstanding indebtedness, consisting of $2.25 billion aggregate principal amount of senior, unsecured long-term notes and $250.0 million borrowed under our Revolving Credit Facility, which includes an additional $500.0 million in unfunded commitments. We may incur additional indebtedness in the future by accessing the unfunded portion of our revolving credit facility and/or entering into new financing arrangements. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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
Borrowings under our Revolving Credit Facility bear interest at a floating rate and, therefore, any increase in interest rates would require us to pay additional interest, which may have an adverse effect on the value and liquidity of our debt and the market price of our common stock could decline. The interest rate under our Revolving Credit Facility is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. Additionally, under our Revolving Credit Facility, we are required to comply with affirmative and negative covenants, which include the maintenance of certain financial ratios, the details of which can be found in Note 7, “Debt,” to our condensed consolidated financial statements. If we fail to comply with these covenants, we will be in default and our borrowings will become immediately due and payable. There can be no assurance that we will have sufficient financial resources or we will be able to arrange financing to repay our borrowings at such time. In addition, certain of our domestic subsidiaries are required to guarantee our borrowings under our Revolving Credit Facility. In the event that we default on our borrowings, these domestic subsidiaries shall be liable for our borrowings, which could disrupt our operations and result in a material adverse impact on our business, financial condition or stock price.
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
Our ability to satisfy our future expenses as well as our new debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. Furthermore, our future operations may not generate sufficient cash flows to enable us to meet our future expenses and service our new debt obligations, which may impact our ability to manage our capital structure to preserve and maintain our investment grade rating. If our future operations do not generate sufficient cash flows, we may need to access the unfunded portion of our Revolving Credit Facility of $500.0 million or enter into new financing arrangements to obtain necessary funds. If we determine it is necessary to seek additional funding for any reason, we may not be able to obtain such funding or, if funding is available, we may not be able to obtain it on acceptable terms. Any additional borrowing under our revolving credit facility will place further pressure on us to comply with the financial covenants. If we fail to make a payment associated with our debt obligations, we could be in default on such debt, and such a default could cause us to be in default on our other obligations.

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
Historically, we recorded material restructuring charges related to our prior global workforce reductions, large excess inventory write-offs, and material impairment charges related to our goodwill and purchased intangible assets.Workforce changes can also temporarily reduce workforce productivity, which could be disruptive to our business and adversely affect our results of operations. In addition, we may not achieve or sustain the expected cost savings or other benefits of our restructuring plans, or do so within the expected time frame. If we again restructure our organization and business processes, implement additional cost reduction actions or discontinue certain business operations, we may take additional, potentially material, restructuring charges related to, among other things, employee terminations or exit costs. We may also be required to write-off additional inventory if our product build plans or usage of service inventory decline. Also, as our lead times from suppliers increase (due to the increasing complexity of the parts and components they provide) and the lead times demanded by our customers decrease (due to the time pressures they face when introducing new products or technology or bringing new facilities into production), we may be compelled to increase our commitments, and therefore our risk exposure, to inventory purchases to meet our customers’ demands in a timely manner, and that inventory may need to be written-off if demand for the underlying product declines for any reason. Such additional write-offs could result in material charges.

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
We earn profits in, and are therefore potentially subject to taxes in, the U.S. and numerous foreign jurisdictions, including Singapore, Israel and the Cayman Islands, the countries in which we earn the majority of our non-U.S. profits. Due to economic, political or other conditions, tax rates in those jurisdictions may be subject to significant change. A number of factors may adversely impact our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; changes in the tax rates imposed by those jurisdictions; expiration of tax holidays in certain jurisdictions that are not renewed; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions; changes in available tax credits; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws; changes in generally accepted accounting principles; and the repatriation of earnings from outside the United States for which we have not previously provided for United States taxes. A change in our effective tax rate can materially and adversely impact our results from operations. For example, as a consequence of the newly enacted Tax Cuts and Jobs Act (“the Act”), foreign earnings are now deemed to be repatriated resulting in a higher effective tax rate for the Company’s fiscal year ending June 30, 2018. In addition, recent changes to U.S. tax laws will significantly impact how U.S. multinational corporations are taxed on foreign earnings. Numerous countries are evaluating their existing tax laws due in part, to recommendations made by the Organization for Economic Co-operation and Development’s (“OECD’s”) Base Erosion and Profit Shifting (“BEPS”) project. To address the impact of the recent U.S. tax law changes, we recorded a provisional tax amount of $340.9 million for the transitional tax liability and recorded a provisional tax amount of $101.1 million to re-measure certain deferred tax assets and liabilities as a result of the enactment of the Act. These provisional tax amounts recorded are based on our reasonable estimate until we fully complete our assessment and we may need additional information to complete our assessment. We are still evaluating the tax provisions related to Global Intangible Low-Taxed Income (“GILTI”) and we have not made a policy election on how to account for the GILTI provisions of the Act as allowed by the U.S. generally accepted accounting standards. Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be.
In addition, the recent U.S. tax law changes are subject to further interpretations from the U.S. federal and state governments and regulatory organizations, such as Treasury Department and/or IRS and this could change the provisional tax liability or the accounting treatment of the provisional tax liability based on updated guidance and interpretations. A significant portion of the additional provisions for income taxes we have made due to the enactment of the Act is payable by us over a period of up to eight years. As result, our cash flows from operating activities will be adversely impacted until the additional tax provisions are paid in full.
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
New accounting standards and taxation rules and varying interpretations of accounting pronouncements and taxation rules have occurred and will continue to occur in the future. Changes to (or revised interpretations or applications of) existing accounting standards or tax rules or the questioning of current or past practices may adversely affect our reported financial results or the way we conduct our business. For example, in May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update regarding revenue from contracts with customers, and in February 2016, the FASB issued an accounting standard update which amends the existing accounting standards for leases. Adoption of new standards may require changes to our processes, accounting systems, and internal controls. Difficulties encountered during adoption could result in internal control deficiencies or delay the reporting of our financial results. In addition, the passing of the Act in December 2017 caused us to significantly increase our provision for income taxes, which had a material adverse effect on our net income for the three and six months ended December 31, 2017. Further interpretations of the Act from the government and regulatory organizations may change our tax expense provided for our transitional tax liability and deferred tax adjustments as well as our provision liability or accounting treatment of the provisional liability which may potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended December 31, 2017 (1):

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2017 to October 31, 2017	91,279	$105.94	5,148,361
November 1, 2017 to November 30, 2017	154,601	$104.19	4,993,760
December 1, 2017 to December 31, 2017	142,464	$105.92	4,851,296
Total	388,344	$105.24
__________________

(1)
Our Board of Directors has authorized a program for us to repurchase shares of our common stock. The total number and dollar amount of shares repurchased for the three months ended December 31, 2017 and fiscal years ended June 30, 2017, 2016 and 2015 were 0.4 million shares ($40.9 million), 0.2 million shares ($25.0 million), 3.4 million shares ($175.7 million) and 9.3 million shares ($608.9 million), respectively.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

10.1	Credit Agreement, dated as of November 30, 2017 by and among KLA-Tencor Corporation, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	000-09992	10.1	11/30/2017

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

January 25, 2018	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

January 25, 2018	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

January 25, 2018	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

KLA-TENCOR CORPORATION
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

10.1	Credit Agreement, dated as of November 30, 2017 by and among KLA-Tencor Corporation, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	000-09992	10.1	11/30/2017

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document