Form 10-Q
period 2018-03-31
KLA TENCOR CORP
filed 2018-04-27
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of April 13, 2018, there were 155,872,083 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	March 31, 2018	June 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,255,682	$1,153,051
Marketable securities	1,634,300	1,863,689
Accounts receivable, net	660,455	571,117
Inventories	858,924	732,988
Other current assets	131,153	71,221
Total current assets	4,540,514	4,392,066
Land, property and equipment, net	284,496	283,975
Goodwill	349,998	349,526
Deferred income taxes	193,953	291,967
Purchased intangibles, net	15,376	18,963
Other non-current assets	213,847	195,676
Total assets	$5,598,184	$5,532,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$169,459	$147,380
Deferred system profit	258,142	180,861
Unearned revenue	56,141	65,507
Current portion of long-term debt	—	249,983
Other current liabilities	716,693	649,431
Total current liabilities	1,200,435	1,293,162
Non-current liabilities:
Long-term debt	2,461,914	2,680,474
Unearned revenue	70,934	59,713
Other non-current liabilities	494,758	172,407
Total liabilities	4,228,041	4,205,756
Commitments and contingencies (Note 12 and Note 13)
Stockholders’ equity:
Common stock and capital in excess of par value	561,677	529,283
Retained earnings	862,743	848,457
Accumulated other comprehensive income (loss)	(54,277)	(51,323)
Total stockholders’ equity	1,370,143	1,326,417
Total liabilities and stockholders’ equity	$5,598,184	$5,532,173

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
(In thousands, except per share amounts)	2018	2017	2018	2017
Revenues:
Product	$797,797	$721,016	$2,320,171	$1,966,502
Service	223,497	192,793	646,526	574,865
Total revenues	1,021,294	913,809	2,966,697	2,541,367
Costs and expenses:
Costs of revenues	368,688	343,274	1,069,471	939,617
Research and development	153,284	130,170	456,761	390,315
Selling, general and administrative	113,518	96,252	326,777	284,172
Interest expense	28,119	30,472	86,067	91,828
Other expense (income), net	(8,298)	(5,508)	(21,821)	(12,779)
Income before income taxes	365,983	319,149	1,049,442	848,214
Provision for income taxes	59,102	65,587	595,944	178,300
Net income	$306,881	$253,562	$453,498	$669,914
Net income per share:
Basic	$1.96	$1.62	$2.90	$4.28
Diluted	$1.95	$1.61	$2.88	$4.26
Cash dividends declared per share	$0.59	$0.54	$1.77	$1.60
Weighted-average number of shares:
Basic	156,221	156,749	156,547	156,402
Diluted	157,201	157,746	157,539	157,297

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
(In thousands)	2018	2017	2018	2017
Net income	$306,881	$253,562	$453,498	$669,914
Other comprehensive income (loss):
Currency translation adjustments:
Change in currency translation adjustments	4,238	7,375	10,617	(6)
Change in income tax benefit or expense	(667)	(1,642)	(3,006)	226
Net change related to currency translation adjustments	3,571	5,733	7,611	220
Cash flow hedges:
Change in net unrealized gains or losses	(581)	(3,526)	560	8,605
Reclassification adjustments for net gains or losses included in net income (loss)	(694)	(2,288)	(3,775)	396
Change in income tax benefit or expense	369	2,091	1,045	(3,238)
Net change related to cash flow hedges	(906)	(3,723)	(2,170)	5,763
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	(28)	152	(121)	1,216
Available-for-sale securities:
Change in net unrealized gains or losses	(5,723)	1,278	(10,919)	(8,636)
Reclassification adjustments for net gains or losses included in net income (loss)	(2)	53	61	(181)
Change in income tax benefit or expense	1,333	(221)	2,584	1,419
Net change related to available-for-sale securities	(4,392)	1,110	(8,274)	(7,398)
Other comprehensive income (loss)	(1,755)	3,272	(2,954)	(199)
Total comprehensive income	$305,126	$256,834	$450,544	$669,715

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended March 31,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$453,498	$669,914
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,695	43,512
Asset impairment charges	1,000	358
Non-cash stock-based compensation expense	43,980	36,458
Net (gain) loss on sales of marketable securities and other investments	47	(832)
Changes in assets and liabilities, net of business acquisition:
Accounts receivable, net	(78,592)	(127,136)
Inventories	(109,672)	(13,969)
Other assets	16,917	(27,589)
Accounts payable	21,375	33,256
Deferred system profit	77,281	14,965
Other liabilities	382,078	(11,909)
Net cash provided by operating activities	855,607	617,028
Cash flows from investing activities:
Acquisition of non-marketable securities	(3,377)	(2,370)
Business acquisition	(5,490)	—
Capital expenditures, net	(44,119)	(27,926)
Proceeds from sale of assets	—	2,582
Purchases of available-for-sale securities	(438,673)	(1,212,600)
Proceeds from sale of available-for-sale securities	165,030	364,430
Proceeds from maturity of available-for-sale securities	489,569	471,724
Purchases of trading securities	(65,160)	(87,831)
Proceeds from sale of trading securities	67,063	85,464
Net cash provided by (used in) investing activities	164,843	(406,527)
Cash flows from financing activities:
Proceeds from revolving credit facility, net of debt issuance costs	248,693	—
Repayment of debt	(721,250)	(105,000)
Issuance of common stock	20,571	23,694
Tax withholding payments related to vested and released restricted stock units	(26,623)	(19,169)
Common stock repurchases	(165,078)	—
Payment of dividends to stockholders	(285,030)	(259,356)
Net cash used in financing activities	(928,717)	(359,831)
Effect of exchange rate changes on cash and cash equivalents	10,898	(3,351)
Net increase (decrease) in cash and cash equivalents	102,631	(152,681)
Cash and cash equivalents at beginning of period	1,153,051	1,108,488
Cash and cash equivalents at end of period	$1,255,682	$955,807
Supplemental cash flow disclosures:
Income taxes paid, net	$221,797	$190,165
Interest paid	$61,028	$63,133
Non-cash activities:
Purchase of land, property and equipment, net - investing activities	$9,728	$3,218
Dividends payable - financing activities	$8,408	$12,643

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation. The condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations, comprehensive income (loss), and cash flows for the periods indicated. These financial statements and notes, however, should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the SEC on August 4, 2017.
The condensed consolidated financial statements include the accounts of KLA-Tencor and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2018.
Certain reclassifications have been made to the prior year’s Condensed Consolidated Balance Sheet and notes to conform to the current year presentation. The reclassifications had no effect on the prior year’s Condensed Consolidated Statements of Operations, Comprehensive Income and Cash Flows.
Proposed Merger with Orbotech, Ltd.
On March 18, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Orbotech, Ltd. (“Orbotech”) under which KLA-Tencor will acquire Orbotech for $38.86 in cash and 0.25 of a share of KLA-Tencor common stock in exchange for each ordinary share of Orbotech, which at the time of announcement valued Orbotech at $3.2 billion in enterprise value. The merger contemplated by the Merger Agreement (the “Orbotech Merger”) is subject to approval by Orbotech’s shareholders, receipt of required regulatory approvals and satisfaction of the other customary closing conditions.
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
In March 2017, the FASB issued an accounting standard update that changes the statements of operation classification of net periodic benefit cost related to defined benefit pension and/or other postretirement benefit plans. Under the update, employers will present the service cost component of net periodic benefit cost in the same statements of operations line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit costs separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. The standard is effective for the Company beginning in the first quarter of its fiscal year ending June 30, 2019 and early adoption is permitted. It is required to be applied retrospectively, except for the provision regarding capitalization in assets which is required to be applied prospectively. The Company does not expect the update to have a material impact on its financial position, results of operations or cash flows.
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
In February 2018, the FASB issued an accounting standard update that provides an option to reclassify disproportional tax effects and other income tax effects (“stranded tax effects”) caused by the Tax Cuts and Jobs Act (“the Act”) from accumulated other comprehensive income to retained earnings. This standard update is effective for the Company beginning in the first quarter of its fiscal year ending June 30, 2020, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.
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
The Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy as of March 31, 2018, because they were valued using quoted market prices, broker/dealer quotes or alternative pricing sources with observable levels of price transparency. As of March 31, 2018, the types of instruments valued based on quoted market prices in active markets included money market funds, certain U.S. Treasury securities and U.S. Government agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
As of March 31, 2018, the types of instruments valued based on other observable inputs included corporate debt securities, certain U.S. Treasury securities, and sovereign securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
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

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on the Company’s Condensed Consolidated Balance Sheet as follows:

As of March 31, 2018 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
Corporate debt securities	$23,095	$—	$23,095
Money market funds and other	633,752	633,752	—
Marketable securities:
Corporate debt securities	873,986	—	873,986
Sovereign securities	17,681	—	17,681
U.S. Treasury securities	424,514	385,507	39,007
U.S. Government agency securities	313,137	313,137	—
Total cash equivalents and marketable securities(1)	2,286,165	1,332,396	953,769
Other current assets:
Derivative assets	2,318	—	2,318
Other non-current assets:
Executive Deferred Savings Plan	194,756	142,392	52,364
Total financial assets(1)	$2,483,239	$1,474,788	$1,008,451
Liabilities
Other current liabilities:
Derivative liabilities	$(4,577)	$—	$(4,577)
Total financial liabilities	$(4,577)	$—	$(4,577)
________________
(1) Excludes cash of $553.2 million held in operating accounts and time deposits of $50.7 million as of March 31, 2018.

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
There were no transfers between Level 1 and Level 2 fair value measurements during the nine months ended March 31, 2018. The Company generally did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of March 31, 2018 or June 30, 2017.

NOTE 3 – FINANCIAL STATEMENT COMPONENTS
Balance Sheet Components

(In thousands)	As of March 31, 2018	As of June 30, 2017
Accounts receivable, net:
Accounts receivable, gross	$672,099	$592,753
Allowance for doubtful accounts	(11,644)	(21,636)
	$660,455	$571,117
Inventories:
Customer service parts	$250,851	$245,172
Raw materials	293,275	240,389
Work-in-process	260,328	193,026
Finished goods	54,470	54,401
	$858,924	$732,988
Other current assets:
Prepaid income tax and other taxes	$71,741	$22,071
Prepaid expenses	47,388	36,146
Other current assets	12,024	13,004
	$131,153	$71,221
Land, property and equipment, net:
Land	$40,615	$40,617
Buildings and leasehold improvements	330,778	319,306
Machinery and equipment	577,020	551,277
Office furniture and fixtures	21,991	21,328
Construction-in-process	7,260	4,597
	977,664	937,125
Less: accumulated depreciation and amortization	(693,168)	(653,150)
	$284,496	$283,975
Other non-current assets:
Executive Deferred Savings Plan(1)	$194,756	$182,150
Other non-current assets	19,091	13,526
	$213,847	$195,676
Other current liabilities:
Executive Deferred Savings Plan(1)	$196,411	$183,603
Compensation and benefits	182,200	172,707
Customer credits and advances	109,991	95,188
Other accrued expenses	105,189	116,039
Warranty	43,111	45,458
Interest payable	42,342	19,396
Income taxes payable	37,449	17,040
	$716,693	$649,431
Other non-current liabilities:
Income taxes payable	$382,891	$68,439
Pension liabilities	78,532	72,801
Other non-current liabilities	33,335	31,167
	$494,758	$172,407

________________

(1)
KLA-Tencor has a non-qualified deferred compensation plan (known as “Executive Deferred Savings Plan”) under which certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds, and the participants remain general creditors of the Company. The Company invests these funds in certain mutual funds and such investments are classified as trading securities in the condensed consolidated balance sheets. Distributions from the Executive Deferred Savings Plan commence following a participant’s retirement or termination of employment or on a specified date allowed per the Executive Deferred Savings Plan provisions, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. Participants can generally elect the distributions to be paid in lump sum or quarterly cash payments over a scheduled period for up to 15 years and are allowed to make subsequent changes to their existing elections as permissible under the Executive Deferred Savings Plan provisions. Changes in the Executive Deferred Savings Plan liability are recorded in selling, general and administrative expense in the condensed consolidated statements of operations. The expense associated with changes in the liability included in selling, general and administrative expense was $0.9 million and $7.7 million during the three months ended March 31, 2018 and 2017, respectively and $14.7 million for each of the nine months ended March 31, 2018 and 2017. Changes in the Executive Deferred Savings Plan assets are recorded as gains (losses), net in selling, general and administrative expense in the condensed consolidated statements of operations. The amount of net gains included in selling, general and administrative expense was $0.5 million and $7.8 million during the three months ended March 31, 2018 and 2017, respectively and $14.4 million and $14.5 million during the nine months ended March 31, 2018 and 2017, respectively.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (“OCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of March 31, 2018	$(23,043)	$(12,143)	$3,051	$(22,142)	$(54,277)

Balance as of June 30, 2017	$(30,654)	$(3,869)	$5,221	$(22,021)	$(51,323)
The effects on net income of amounts reclassified from accumulated OCI to the Condensed Consolidated Statement of Operations for the indicated period were as follows (in thousands):

	Location in the Condensed Consolidated	Three months ended March 31,		Nine months ended March 31,
Accumulated OCI Components	Statements of Operations	2018	2017	2018	2017
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$(65)	$2,441	$1,300	$(465)
	Costs of revenues	570	(342)	1,908	(498)
	Interest expense	189	189	567	567
	Net gains (losses) reclassified from accumulated OCI	$694	$2,288	$3,775	$(396)
Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$2	$(53)	$(61)	$181
The amounts reclassified out of accumulated OCI related to the Company’s defined benefit pension plans, which were recognized as a component of net periodic cost for the three and nine months ended March 31, 2018 were $0.4 million and $1.2 million, respectively. The amounts reclassified out of accumulated OCI related to the Company’s defined benefit pension plans, which were recognized as a component of net periodic cost for the three and nine months ended March 31, 2017 were $0.3 million and $1.6 million, respectively. For additional details, refer to Note 11, “Employee Benefit Plans” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

NOTE 4 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of March 31, 2018 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$905,363	$132	$(8,414)	$897,081
Money market funds and other	633,752	—	—	633,752
Sovereign securities	17,823	(1)	(141)	17,681
U.S. Government agency securities	316,223	14	(3,100)	313,137
U.S. Treasury securities	428,375	5	(3,866)	424,514
Subtotal	2,301,536	150	(15,521)	2,286,165
Add: Time deposits(1)	50,658	—	—	50,658
Less: Cash equivalents	702,530	—	(7)	702,523
Marketable securities	$1,649,664	$150	$(15,514)	$1,634,300

As of June 30, 2017 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$1,120,548	$598	$(1,951)	$1,119,195
Money market funds and other	616,039	—	—	616,039
Sovereign securities	52,621	—	(56)	52,565
U.S. Government agency securities	510,553	62	(1,789)	508,826
U.S. Treasury securities	374,676	52	(1,429)	373,299
Subtotal	2,674,437	712	(5,225)	2,669,924
Add: Time deposits(1)	39,389	—	—	39,389
Less: Cash equivalents	845,639	—	(15)	845,624
Marketable securities	$1,868,187	$712	$(5,210)	$1,863,689
________________

(1)	Time deposits excluded from fair value measurements.
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

As of March 31, 2018 (In thousands)	Fair Value	Gross Unrealized Losses(1)
Corporate debt securities	$773,988	$(8,407)
U.S. Treasury securities	400,675	(3,866)
U.S. Government agency securities	307,473	(3,100)
Sovereign securities	17,682	(141)
Total	$1,499,818	$(15,514)
__________________

(1)	As of March 31, 2018, the amount of total gross unrealized losses related to investments that had been in a continuous loss position for 12 months or more was $6.3 million.

The contractual maturities of securities classified as available-for-sale, regardless of their classification on the Company’s Condensed Consolidated Balance Sheet, as of the date indicated below were as follows:

As of March 31, 2018 (In thousands)	Amortized Cost	Fair Value
Due within one year	$691,007	$687,946
Due after one year through three years	958,657	946,354
	$1,649,664	$1,634,300
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities for the three and nine months ended March 31, 2018 and 2017 were immaterial.

NOTE 5 - BUSINESS COMBINATION
On June 9, 2017, the Company completed the acquisition of the outstanding shares of a privately-held company that designs and manufactures optical profilers and inspection systems for advanced semiconductor packaging, LED and data storage industries, for total purchase consideration paid of $37.1 million, inclusive of post-closing working capital adjustments. The primary reason for the acquisition is to expand the Company’s portfolio of products.

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
NOTE 6 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in prior business combinations. The Company has four reporting units: Wafer Inspection, Patterning, Global Service and Support, and Others. The following table presents goodwill balances and the movements by reporting unit during the nine months ended March 31, 2018:

(In thousands)	Wafer Inspection	Patterning	GSS	Others	Total
Balance as of June 30, 2017	$281,095	$53,255	$2,856	$12,320	$349,526
Foreign currency and other adjustments	(12)	—	97	387	472
Balance as of March 31, 2018	$281,083	$53,255	$2,953	$12,707	$349,998
Goodwill is net of accumulated impairment losses of $277.6 million, which were recorded prior to the fiscal year ended June 30, 2014.

The Company performed a qualitative assessment of the goodwill by reporting unit during the three months ended March 31, 2018 and concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. As a result of the Company’s determination following its qualitative assessment, it was not necessary to perform the quantitative goodwill impairment test at this time. In assessing the qualitative factors, the Company considered the impact of key factors, including changes in the industry and competitive environment, market capitalization, stock price, earnings multiples, budgeted-to-actual revenue performance from prior year, gross margin and cash flows from operating activities.
Based on the Company’s assessment, goodwill in the reporting units was not impaired as of March 31, 2018 or June 30, 2017.
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of March 31, 2018			As of June 30, 2017
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$157,259	$143,516	$13,743	$157,259	$140,346	$16,913
Trade name/Trademark	7 years	20,993	20,021	972	20,993	19,902	1,091
Customer relationships	7-8 years	55,680	55,061	619	55,680	54,959	721
Backlog	<1 year	260	218	42	260	22	238
Total		$234,192	$218,816	$15,376	$234,192	$215,229	$18,963
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.
For the three months ended March 31, 2018 and 2017, amortization expense for purchased intangible assets was $1.2 million and $0.5 million, respectively. For the nine months ended March 31, 2018 and 2017, amortization expense for purchased intangible assets was $3.6 million and $2.3 million, respectively. Based on the intangible assets recorded as of March 31, 2018, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2018 (remaining 3 months)	$664
2019	2,486
2020	2,486
2021	2,486
2022	2,486
Thereafter	4,768
Total	$15,376

NOTE 7 – DEBT
The following table summarizes the debt of the Company as of March 31, 2018 and June 30, 2017:

	As of March 31, 2018		As of June 30, 2017
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 2.375% Senior notes due on November 1, 2017	$—	—%	$250,000	2.396%
Fixed-rate 3.375% Senior notes due on November 1, 2019	250,000	3.377%	250,000	3.377%
Fixed-rate 4.125% Senior notes due on November 1, 2021	500,000	4.128%	500,000	4.128%
Fixed-rate 4.650% Senior notes due on November 1, 2024(1)	1,250,000	4.682%	1,250,000	4.682%
Fixed-rate 5.650% Senior notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Term loans	—	—%	446,250	2.137%
Revolving Credit Facility	225,000	2.913%	—	—%
Total debt	2,475,000		2,946,250
Unamortized discount	(2,614)		(2,901)
Unamortized debt issuance costs	(10,472)		(12,892)
Total debt	$2,461,914		$2,930,457
Reported as:
Current portion of long-term debt	$—		$249,983
Long-term debt	2,461,914		2,680,474
Total debt	$2,461,914		$2,930,457
__________________

(1)
The effective interest rate disclosed above for this series of Senior Notes excludes the impact of the treasury rate lock hedge discussed below. The effective interest rate including the impact of the treasury rate lock hedge was 4.626%.

As of March 31, 2018, future principal payments for the debt are summarized as follows:

Fiscal year ending June 30:	Amount (In thousands)
2018 (remaining 3 months)	$—
2019	—
2020	250,000
2021	—
2022	500,000
Thereafter	1,725,000
Total payments	$2,475,000

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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of March 31, 2018 and June 30, 2017 was approximately $2.35 billion and $2.67 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of March 31, 2018, the Company was in compliance with all of its covenants under the Indenture associated with the Senior Notes.

Credit Facility (Term Loans and Unfunded Revolving Credit Facility) and Revolving Credit Facility:
In November 2014, the Company entered into $750.0 million of five-year senior unsecured prepayable term loans and a $500.0 million unfunded revolving credit facility (collectively, the “Credit Facility”).
In November 2017, the Company entered into a Credit Agreement (the “Credit Agreement”) providing for a $750.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”), which replaced its prior Credit Facility. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased in an amount up to $250.0 million in the aggregate. During the third quarter of the fiscal year ending June 30, 2018, the Company made a principal payment of $25.0 million. As of March 31, 2018, the Company had outstanding $225.0 million aggregate principal amount of borrowings under the Revolving Credit Facility.
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
Borrowings under the Revolving Credit Facility will bear interest, at the Company’s option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. The Company is also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to the Company’s credit rating. As of March 31, 2018, the Company elected to pay interest on the borrowed amount under the Revolving Credit Facility at LIBOR plus a spread of 125 bps, and an annual commitment fee of 15 bps on the daily undrawn balance of the Revolving Credit Facility.
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
The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2018.
NOTE 8 – EQUITY AND LONG-TERM INCENTIVE COMPENSATION PLANS
Equity Incentive Program
As of March 31, 2018, the Company had two plans under which the Company was able to issue equity incentive awards, such as restricted stock units and stock options, to its employees, consultants and members of its Board of Directors: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 1998 Director Plan (the “Outside Director Plan”).
2004 Plan:
The 2004 Plan provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock units, performance shares, performance units and deferred stock units to the Company’s employees, consultants and members of its Board of Directors. As of March 31, 2018, 2.5 million shares were available for issuance under the 2004 Plan.
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

Outside Director Plan
The Outside Director Plan only permits the issuance of stock options to the non-employee members of the Board of Directors. As of March 31, 2018, 1.7 million shares were available for grant under the Outside Director Plan.
Equity Incentive Plans - General Information
The following table summarizes the combined activity under the Company’s equity incentive plans for the indicated periods:

(In thousands)	Available For Grant(1)
Balance as of June 30, 2017	4,710
Restricted stock units granted (2)	(682)
Restricted stock units granted adjustment (3)	33
Restricted stock units canceled	65
Balance as of March 31, 2018	4,126
__________________

(1)	The number of restricted stock units reflects the application of the award multiplier as described above (1.8x or 2.0x depending on the grant date of the applicable award).

(2)
Includes restricted stock units granted to senior management during the nine months ended March 31, 2018 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of March 31, 2018, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria had been satisfied. Therefore, this line item includes all such performance-based restricted stock units granted during the nine months ended March 31, 2018, reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.3 million shares for the nine months ended March 31, 2018 reflects the application of the multiplier described above).

(3)
Represents the portion of restricted stock units granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the nine months ended March 31, 2018.

The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. For restricted stock units granted without “dividend equivalent” rights, fair value is calculated using the closing price of the Company’s common stock on the grant date, adjusted to exclude the present value of dividends which are not accrued on those restricted stock units. The fair value for restricted stock units granted with “dividend equivalent” rights is determined using the closing price of the Company’s common stock on the grant date. As of March 31, 2018, the Company accrued $8.4 million of dividends payable, which included both a special cash dividend and regular quarterly cash dividends for the unvested restricted stock units outstanding as of the dividend record date. The fair value for purchase rights under the Company’s Employee Stock Purchase Plan is determined using a Black-Scholes valuation model.
The following table shows pre-tax stock-based compensation expense for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2018	2017	2018	2017
Stock-based compensation expense by:
Costs of revenues	$2,386	$1,205	$5,458	$3,772
Research and development	3,185	1,999	7,631	6,072
Selling, general and administrative	10,639	9,332	30,891	26,614
Total stock-based compensation expense	$16,210	$12,536	$43,980	$36,458
The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of March 31, 2018	As of June 30, 2017
Inventory	$4,323	$2,820

Restricted Stock Units
The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, withheld for taxes, and forfeited during the nine months ended March 31, 2018 and restricted stock units outstanding as of March 31, 2018 and June 30, 2017:

Restricted Stock Units	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2017(2)	2,241	$68.24
Granted(2)	341	$91.84
Granted adjustments(3)	(17)	$74.26
Vested and released	(385)	$63.45
Withheld for taxes	(286)	$63.45
Forfeited	(32)	$66.75
Outstanding restricted stock units as of March 31, 2018(2)	1,862	$74.26
__________________

(1)
Share numbers reflect actual shares subject to awarded restricted stock units. As described above, under the terms of the 2004 Plan, the number of shares subject to each award reflected in this number is multiplied by either 1.8x or 2.0x (depending on the grant date of the award) to calculate the impact of the award on the share reserve under the 2004 Plan.

(2)
Includes restricted stock units granted to senior management with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of March 31, 2018, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares (0.3 million shares for the fiscal year ended June 30, 2016, 42 thousand shares for the fiscal year ended June 30, 2017 and 0.2 million shares for the nine months ended March 31, 2018) that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

(3)
Represents the portion of restricted stock units granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during nine months ended March 31, 2018.

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
The following table shows the weighted-average grant date fair value per unit for the restricted stock units granted and the restricted stock units vested and tax benefits realized by the Company in connection with vested and released restricted stock units for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands, except for weighted-average grant date fair value)	2018	2017	2018	2017
Weighted-average grant date fair value per unit	$109.80	$86.04	$91.84	$71.45
Grant date fair value of vested restricted stock units	$745	$2,769	$42,601	$33,820
Tax benefits realized by the Company in connection with vested and released restricted stock units	$249	$1,135	$16,731	$15,829

As of March 31, 2018, the unrecognized stock-based compensation expense balance related to restricted stock units was $93.9 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.4 years. The intrinsic value of outstanding restricted stock units as of March 31, 2018 was $202.9 million.

Cash-Based Long-Term Incentive Compensation
The Company has adopted a cash-based long-term incentive (“Cash LTI”) program for many of its employees as part of the Company’s employee compensation program. During the nine months ended March 31, 2018 and 2017, the Company approved Cash LTI awards of $5.9 million and $51.6 million, respectively under the Company’s Cash Long-Term Incentive Plan (“Cash LTI Plan”). The Company changed the timing of its annual grants for its employees resulting in the Cash LTI awards being lower during the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017. Cash LTI awards issued to employees under the Cash LTI Plan will vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date. Executives and non-employee Board members are not participating in this program. During the three months ended March 31, 2018 and 2017, the Company recognized $11.6 million and $11.3 million, respectively, in compensation expense under the Cash LTI Plan. During the nine months ended March 31, 2018 and 2017, the Company recognized $37.9 million and $34.7 million, respectively, in compensation expense under the Cash LTI Plan. As of March 31, 2018, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $91.4 million.
Employee Stock Purchase Plan
KLA-Tencor’s Employee Stock Purchase Plan (“ESPP”) provides, effective January 2, 2018, that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of KLA-Tencor’s common stock. Prior to January 2, 2018, eligible employees could contribute up to 10% of their eligible earnings. The ESPP is qualified under Section 423 of the Internal Revenue Code. The employee’s purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the date of purchase (or, if not a trading day, on the immediately preceding trading day).
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
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017
Stock purchase plan:
Expected stock price volatility	31.5%	26.1%	28.7%	23.4%
Risk-free interest rate	1.3%	0.5%	1.1%	0.5%
Dividend yield	2.4%	2.7%	2.5%	2.8%
Expected life (in years)	0.5	0.5	0.5	0.5
The following table shows the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three months ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017
Total cash received from employees for the issuance of shares under the ESPP	$—	$—	$20,579	$23,694
Number of shares purchased by employees through the ESPP	—	—	264	384
Tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP	$787	$1,035	$1,681	$1,957
Weighted-average fair value per share based on Black-Scholes model	$23.61	$16.47	$21.89	$15.14

The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. As of March 31, 2018, a total of 2.4 million shares were reserved and available for issuance under the ESPP.
Quarterly cash dividends
On February 1, 2018, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.59 per share on the outstanding shares of the Company’s common stock, which was paid on March 1, 2018 to the stockholders of record as of the close of business on February 15, 2018. The total amount of regular quarterly cash dividends and dividend equivalents paid by the Company during the three months ended March 31, 2018 and 2017 was $92.1 million and $84.7 million, respectively. The total amount of regular quarterly cash dividends and dividend equivalents paid by the Company during the nine months ended March 31, 2018 and 2017 was $278.8 million and $250.8 million, respectively. The amount of accrued dividends payable for regular quarterly cash dividends on unvested restricted stock units with dividend equivalent rights as of March 31, 2018 and June 30, 2017 was $5.6 million and $4.8 million, respectively. These amounts will be paid upon vesting of the underlying restricted stock units.
Special cash dividend
On November 19, 2014, the Company’s Board of Directors declared a special cash dividend of $16.50 per share on our outstanding common stock, which was paid on December 9, 2014 to the stockholders of record as of the close of business on December 1, 2014. The declaration and payment of the special cash dividend was part of the Company’s leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 7, “Debt” that was completed during the three months ended December 31, 2014. As of the declaration date, the total amount of the special cash dividend accrued by the Company was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014, except for the aggregate special cash dividend of $43.0 million that was accrued for the unvested restricted stock units. As of March 31, 2018 and June 30, 2017, the Company had a total of $2.8 million and $9.0 million, respectively, of accrued dividends payable for the special cash dividend with respect to outstanding unvested restricted stock units, which will be paid when such underlying unvested restricted stock units vest. During the three months ended March 31, 2018 and 2017, the total special cash dividends paid with respect to vested restricted stock units were immaterial and $0.9 million, respectively. During the nine months ended March 31, 2018 and 2017, the total special cash dividends paid with respect to vested restricted stock units were $6.3 million and $8.6 million, respectively. Other than the special cash dividend declared during the three months ended December 31, 2014, the Company historically has not declared any special cash dividend.
NOTE 9 – STOCK REPURCHASE PROGRAM
The Company’s Board of Directors has authorized a program for the Company to repurchase shares of the Company’s common stock. The intent of this program is to offset the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, as well as to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases were made in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder, such as Rule 10b-18 and Rule 10b5-1. On March 16, 2018, the Company’s Board of Directors canceled the existing repurchase program and authorized a new repurchase program which permits the Company to repurchase up to $1.00 billion of its common stock, or up to $2.00 billion if the Orbotech Merger closes. As of March 31, 2018, an aggregate of $1.00 billion was available for repurchases under the Company’s repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2018	2017	2018	2017
Number of shares of common stock repurchased	796	—	1,618	—
Total cost of repurchases	$83,435	$—	$165,078	$—

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
The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share amounts)	Three months ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017
Numerator:
Net income	$306,881	$253,562	$453,498	$669,914
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	156,221	156,749	156,547	156,402
Effect of dilutive restricted stock units and options(1)	980	997	992	895
Weighted-average shares-diluted	157,201	157,746	157,539	157,297
Basic net income per share	$1.96	$1.62	$2.90	$4.28
Diluted net income per share	$1.95	$1.61	$2.88	$4.26
Anti-dilutive securities excluded from the computation of diluted net income per share	—	—	2	6
__________________
(1) The Company has not had any outstanding stock options since August 2016.
NOTE 11 – INCOME TAXES
The following table provides details of income taxes:

	Three months ended March 31,		Nine months ended March 31,
(Dollar amounts in thousands)	2018	2017	2018	2017
Income before income taxes	$365,983	$319,149	$1,049,442	$848,214
Provision for income taxes	$59,102	$65,587	$595,944	$178,300
Effective tax rate	16.1%	20.6%	56.8%	21.0%

The Company’s effective tax rate during the three and nine months ended March 31, 2018 was impacted by the Tax Cuts and Jobs Act (“the Act”), which was enacted into law on December 22, 2017.  Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of provision for income taxes from continuing operations. The Company has not fully completed its accounting for the tax effects of the enactment of the Act. As a result, the Company made an additional provision for income tax during the three months ended March 31, 2018 relating to the enactment of the Act.

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

Tax expense was lower as a percentage of income before taxes during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the impact of the following items:
•Tax expense decreased by $13.0 million during the three months ended March 31, 2018 relating to the reduction of the US federal corporate tax rate from 35.0% to 28.1% for the fiscal year ending June 30, 2018;
•Tax expense decreased by $10.1 million during the three months ended March 31, 2018 primarily relating to a decrease in the Company’s unrecognized tax benefits from the expiration of the statute of limitations during the three months ended March 31, 2018; partially offset by
•Tax expense increased by $4.7 million during the three months ended March 31, 2018 relating to a transition tax on the Company’s total post-1986 earnings and profits (“E&P”) which, prior to the enactment of the Act, was previously deferred from U.S. income taxes.
Tax expense was higher as a percentage of income before taxes during the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017 primarily due to the impact of the following items:
•Tax expense increased by $345.6 million during the nine months ended March 31, 2018 relating to a transition tax on the Company’s total post-1986 E&P which, prior to the enactment of the Act, was previously deferred from U.S. income taxes;
•Tax expense increased by $100.4 million during the nine months ended March 31, 2018 relating to the re-measurement of the Company’s deferred tax assets and liabilities based on the Act’s new corporate tax rate of 21.0%; partially offset by
•Tax expense decreased by $37.3 million relating to the reduction of the U.S. federal corporate tax rate from 35.0% to 28.1% for the fiscal year ending June 30, 2018.
As of March 31, 2018, the Company had not fully completed its accounting for the tax effects of the enactment of the Act. The Company’s provision for income taxes for the three and nine months ended March 31, 2018 is based in part on a reasonable estimate of the effects on its transition tax and existing deferred tax balances. For the amounts which the Company was able to reasonably estimate, the Company recognized a provisional tax amount of $4.0 million and $446.0 million for the three and nine months ended March 31, 2018, respectively. The provisional tax amount is included as a component of provision for income taxes from continuing operations. The components of the provisional tax amounts are as follows:

•
The Company recorded a provisional tax amount of $345.6 million for the transition tax liability. The Company has not yet completed the calculation of the total post-1986 foreign E&P and the income tax pools for all foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. In addition, further interpretations from U.S. federal and state governments and regulatory organizations may change the provisional tax liability or the accounting treatment of the provisional tax liability.

•
The Company recorded a provisional tax amount of $100.4 million to re-measure certain deferred tax assets and liabilities as a result of the enactment of the Act. The Company is still analyzing certain aspects of the Act and refining the estimate of the expected reversal of its deferred tax balances. This can potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

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

In the normal course of business, the Company is subject to examination by tax authorities throughout the world. The Company is subject to United States federal income tax examination for all years beginning from the fiscal year ended June 30, 2015. The Company is subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2013. The Company is also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2013.
It is possible that certain examinations may be concluded in the next twelve months. The Company believes that it may recognize up to $10.0 million of its existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2018	2017	2018	2017
Receivables sold under factoring agreements	$69,390	$25,528	$148,523	$110,503
Proceeds from sales of LCs	$—	$7,256	$5,571	$20,404
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $2.7 million and $2.4 million for the three months ended March 31, 2018 and 2017, respectively and was $7.7 million and $7.2 million for the nine months ended March 31, 2018 and 2017, respectively.

The following is a schedule of expected operating lease payments:

Fiscal year ending June 30,	Amount (In thousands)
2018 (remaining 3 months)	$9,934
2019	8,301
2020	6,503
2021	4,641
2022	2,541
2023 and thereafter	4,541
Total minimum lease payments	$36,461
Purchase Commitments. KLA-Tencor maintains commitments to purchase inventory from its suppliers as well as goods and services in the ordinary course of business. The Company’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s estimate of its significant purchase commitments is approximately $528.4 million as of March 31, 2018 which are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash Long-Term Incentive Plan. As of March 31, 2018, the Company had committed $119.2 million for future payment obligations under its Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date.
Warranties, Guarantees and Contingencies. KLA-Tencor provides standard warranty coverage on its systems for 40 hours per week for 12 months, providing labor and parts necessary to repair and maintain the systems during the warranty period. The Company accounts for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. Utilizing actual service records, the Company calculates the average service hours and parts expense per system and applies the actual labor and overhead rates to determine the estimated warranty charge. The Company updates these estimated charges on a regular basis. The actual product performance and/or field expense profiles may differ, and in those cases, the Company adjusts its warranty accruals accordingly.
The following table provides the changes in the product warranty accrual for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2018	2017	2018	2017
Beginning balance	$45,013	$40,673	$45,458	$34,773
Accruals for warranties issued during the period	11,618	13,504	38,665	37,597
Changes in liability related to pre-existing warranties	(3,299)	(849)	(11,084)	(2,425)
Settlements made during the period	(10,221)	(9,114)	(29,928)	(25,731)
Ending balance	$43,111	$44,214	$43,111	$44,214
The Company maintains guarantee arrangements available through various financial institutions for up to $22.5 million, of which $16.5 million had been issued as of March 31, 2018, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of the Company’s subsidiaries in Europe and Asia.

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
In October 2014, in anticipation of the issuance of the Senior Notes, the Company entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The objective of the Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The Rate Lock Agreements had a notional amount of $1.00 billion in aggregate which matured in the second quarter of the fiscal year ended June 30, 2015. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and the Company recorded the fair value of $7.5 million as a gain within accumulated other comprehensive income (loss) as of December 31, 2014. The Company recognized $0.2 million for each of the three months ended March 31, 2018 and 2017 and $0.6 million for each of the nine months ended March 31, 2018 and 2017 for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. As of March 31, 2018, the unamortized portion of the fair value of the forward contracts for the rate lock agreements was $5.0 million.
Derivatives in Cash Flow Hedging Relationships: Foreign Exchange and Interest Rate Contracts
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the condensed consolidated financial statements for the indicated periods were as follows:

		Three months ended March 31,		Nine months ended March 31,
(In thousands)	Location in Financial Statements	2018	2017	2018	2017
Derivatives Designated as Hedging Instruments
Gains (losses) in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$(581)	$(3,526)	$560	$8,605
Gains (losses) reclassified from accumulated OCI into income (effective portion):	Revenues	$(65)	$2,441	$1,300	$(465)
	Costs of revenues	570	(342)	1,908	(498)
	Interest expense	189	189	567	567
	Net gains (losses) reclassified from accumulated OCI into income (effective portion)	$694	$2,288	$3,775	$(396)
Gains (losses) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Other expense (income), net	$(374)	$566	$(603)	$(887)
Derivatives Not Designated as Hedging Instruments
Gains (losses) recognized in income	Other expense (income), net	$(7,484)	$816	$(3,808)	$5,947

The U.S. dollar equivalent of all outstanding notional amounts of hedge contracts, with maximum remaining maturities of approximately ten months as of March 31, 2018 and June 30, 2017, were as follows:

(In thousands)	As of March 31, 2018	As of June 30, 2017
Cash flow hedge contracts
Purchase	$16,607	$19,305
Sell	$91,847	$128,672
Other foreign currency hedge contracts
Purchase	$139,073	$165,563
Sell	$158,418	$118,504
The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of March 31, 2018	As of June 30, 2017	Balance Sheet Location	As of March 31, 2018	As of June 30, 2017
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$1,169	$2,198	Other current liabilities	$905	$72
Total derivatives designated as hedging instruments		$1,169	$2,198		$905	$72
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	$1,149	$3,733	Other current liabilities	$3,672	$1,203
Total derivatives not designated as hedging instruments		$1,149	$3,733		$3,672	$1,203
Total derivatives		$2,318	$5,931		$4,577	$1,275
The following table provides the balances and changes in accumulated OCI, before taxes, related to derivative instruments for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2018	2017	2018	2017
Beginning balance	$6,186	$16,025	$8,126	$1,210
Amount reclassified to income	(694)	(2,288)	(3,775)	396
Net change in unrealized gains or losses	(581)	(3,526)	560	8,605
Ending balance	$4,911	$10,211	$4,911	$10,211
Offsetting of Derivative Assets and Liabilities
KLA-Tencor presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The Company has entered into arrangements with each of its counterparties, which reduce credit risk by permitting net settlement of transactions with the same counterparty under certain conditions. As of March 31, 2018 and June 30, 2017, information related to the offsetting arrangements was as follows (in thousands):

As of March 31, 2018				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$2,318	$—	$2,318	$(1,594)	$—	$724
Derivatives - Liabilities	$(4,577)	$—	$(4,577)	$1,594	$—	$(2,983)

As of June 30, 2017				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$5,931	$—	$5,931	$(1,275)	$—	$4,656
Derivatives - Liabilities	$(1,275)	$—	$(1,275)	$1,275	$—	$—
NOTE 15 – RELATED PARTY TRANSACTIONS
During the three and nine months ended March 31, 2018 and 2017, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members, were, during the periods presented, an executive officer or a board member of a subsidiary, including Citrix Systems, Inc., Integrated Device Technology, Inc., Keysight Technologies, Inc., MetLife Insurance K.K., NetApp, Inc., and Proofpoint, Inc. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2018	2017	2018	2017
Total revenues	$6	$—	$463	$8
Total purchases	$594	$57	$1,840	$640
The Company’s receivable and payable balances from these parties were immaterial at March 31, 2018 and June 30, 2017. Management believes that such transactions are at arm’s length and on similar terms as would have been obtained from unaffiliated third parties.
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

The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended March 31,				Nine months ended March 31,
(Dollar amounts in thousands)	2018		2017		2018		2017
Revenues:
Korea	$314,062	31%	$160,439	18%	$858,924	29%	$392,374	15%
Japan	199,066	19%	86,683	9%	500,263	17%	259,322	10%
Taiwan	156,428	15%	310,847	34%	511,778	17%	920,597	36%
China	143,761	14%	115,860	13%	378,560	13%	274,701	11%
North America	113,477	11%	118,003	13%	391,769	13%	358,431	14%
Europe & Israel	53,043	6%	91,974	10%	218,706	7%	220,262	9%
Rest of Asia	41,457	4%	30,003	3%	106,697	4%	115,680	5%
Total	$1,021,294	100%	$913,809	100%	$2,966,697	100%	$2,541,367	100%
The following is a summary of revenues by major products for the indicated periods (as a percentage of total revenues):

	Three months ended March 31,				Nine months ended March 31,
(Dollar amounts in thousands)	2018		2017		2018		2017
Revenues:
Wafer Inspection	$486,662	48%	$399,311	44%	$1,276,666	43%	$1,184,047	47%
Patterning	251,253	25%	272,784	30%	820,471	28%	669,193	26%
Global Service and Support(1)	262,389	26%	230,873	25%	796,692	27%	656,109	26%
Other	20,990	1%	10,841	1%	72,868	2%	32,018	1%
Total	$1,021,294	100%	$913,809	100%	$2,966,697	100%	$2,541,367	100%
__________________
(1) The Global Service and Support revenues includes service revenues as presented in the condensed consolidated statements of operations as well as certain product revenues, primarily revenues from the Company’s K-T Pro business.
In the three months ended March 31, 2018, two customer accounted for approximately 22% and 11% of total revenues. In the three months ended March 31, 2017, three customers accounted for approximately 22%, 13% and 12% of total revenues. In the nine months ended March 31, 2018, one customer accounted for approximately 22% of total revenues. In the nine months ended March 31, 2017, three customers accounted for approximately 27%, 11% and 11% of total revenues. Three customers and two customers on an individual basis accounted for greater than 10% of net accounts receivables as of March 31, 2018 and June 30, 2017, respectively.
Long-lived assets by geographic region as of the dates indicated below were as follows:

(In thousands)	As of March 31, 2018	As of June 30, 2017
Long-lived assets:
United States	$185,764	$191,096
Singapore	44,911	39,118
Israel	27,744	30,182
Europe	13,091	13,300
Rest of Asia	12,986	10,279
Total	$284,496	$283,975

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

The demand for our products and our revenue levels are driven by our customers’ needs to solve the process challenges that they face as they adopt new technologies required to fabricate advanced ICs that are incorporated into sophisticated mobile devices. The timing for our customers in ordering and taking delivery of process control and yield management equipment is also determined by our customers’ requirements to meet the next generation production ramp schedules, and the timing for capacity expansion to meet end customer demand. During the three months ended March 31, 2018, revenues for our process control equipment had a modest increase compared to the quarter ended December 31, 2017. Our earnings will depend not only on our revenue levels, but also on the amount of research and development spending required to meet our customers’ technology roadmaps. We have maintained production volumes and capacity to meet anticipated customer requirements and remain at risk of incurring significant inventory-related and other restructuring charges if business conditions deteriorate. Over the past year, our customers have taken delivery of higher volumes of process control equipment than they did in the previous year. However, any delay or push out by our customers in taking delivery of process control and yield management equipment may cause earnings volatility, due to increases in the risk of inventory related charges as well as timing of revenue recognition.

The following table sets forth some of our key quarterly unaudited financial information:

(In thousands, except net income (loss) per share)	Three months ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Total revenues	$1,021,294	$975,822	$969,581	$938,647	$913,809	$876,885	$750,673
Gross margin	$652,606	$628,488	$616,132	$590,717	$570,535	$558,378	$472,837
Net income (loss)	$306,881	$(134,319)	$280,936	$256,162	$253,562	$238,251	$178,101
Net income (loss) per share:
Basic (1)	$1.96	$(0.86)	$1.79	$1.64	$1.62	$1.52	$1.14
Diluted (1)	$1.95	$(0.86)	$1.78	$1.62	$1.61	$1.52	$1.13
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

Proposed Merger with Orbotech, Ltd.
On March 18, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Orbotech, Ltd. (“Orbotech”) under which we will acquire Orbotech for $38.86 in cash and 0.25 of a share of our common stock in exchange for each ordinary share of Orbotech. The merger contemplated by the Merger Agreement (the “Orbotech Merger”) is subject to approval by Orbotech’s shareholders, receipt of required regulatory approvals and satisfaction of the other customary closing conditions. For additional details, refer to Note 1 “Basis of Presentation” to the condensed consolidated financial statements, and Item 1A, “Risk Factors”.
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
Other than the recording of provisional tax amounts for the transition tax payable and adoption of the accounting standard update on accounting for subsequent measurement of inventory (see “Recent Accounting Pronouncements” below), there were no significant changes in our critical accounting estimates and policies during the nine months ended March 31, 2018. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2017 for a more complete discussion of our critical accounting policies and estimates.

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

We performed a qualitative assessment of the goodwill by reporting unit during the three months ended March 31, 2018 and concluded that there was no impairment. We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The next annual evaluation of the goodwill by reporting unit will be performed in the third quarter of the fiscal year ending June 30, 2019. Long-lived intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.
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

RESULTS OF OPERATIONS
Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	March 31, 2018	December 31, 2017	March 31, 2017	Q3 FY18 vs. Q2 FY18		Q3 FY18 vs. Q3 FY17
Revenues:
Product	$797,797	$761,587	$721,016	$36,210	5%	$76,781	11%
Service	223,497	214,235	192,793	9,262	4%	30,704	16%
Total revenues	$1,021,294	$975,822	$913,809	$45,472	5%	$107,485	12%
Costs of revenues	$368,688	$347,334	$343,274	$21,354	6%	$25,414	7%
Gross margin percentage	64%	64%	62%

	Nine months ended
(Dollar amounts in thousands)	March 31, 2018	March 31, 2017	Q3 FY18 YTD vs. Q3 FY17 YTD
Revenues:
Product	$2,320,171	$1,966,502	$353,669	18%
Service	646,526	574,865	71,661	12%
Total revenues	$2,966,697	$2,541,367	$425,330	17%
Costs of revenues	$1,069,471	$939,617	$129,854	14%
Gross margin percentage	64%	63%

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
Product revenues increased during the three months ended March 31, 2018 compared to the three months ended December 31, 2017 and March 31, 2017, primarily due to increased investments from our memory customers for next generation technology as well as capacity-related investments.
Product revenues increased during the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017, primarily due to increased investments from our memory and logic customers for next generation technology as well as capacity-related investments.
Service revenues
Service revenues are generated from maintenance contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of our service revenues is typically a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems, but it is also impacted by other factors, such as our rate of service contract renewals, the types of systems being serviced and fluctuations in foreign exchange rates. Service revenues during the three months ended March 31, 2018 increased compared to each of the three months ended December 31, 2017 and March 31, 2017, and service revenues during the nine months ended March 31, 2018 increased compared to the nine months ended March 31, 2017, primarily as a result of an increase over time in the number of post-warranty systems installed at our customers’ sites over that time period.

Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended
(Dollar amounts in thousands)	March 31, 2018		December 31, 2017		March 31, 2017
Korea	$314,062	31%	$270,184	28%	$160,439	18%
Japan	199,066	19%	154,762	16%	86,683	9%
Taiwan	156,428	15%	216,791	22%	310,847	34%
China	143,761	14%	66,460	7%	115,860	13%
North America	113,477	11%	149,042	15%	118,003	13%
Europe & Israel	53,043	6%	82,158	8%	91,974	10%
Rest of Asia	41,457	4%	36,425	4%	30,003	3%
Total	$1,021,294	100%	$975,822	100%	$913,809	100%
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
The following table summarizes the major factors that contributed to the changes in gross margin percentage:

	Gross Margin Percentage		Gross Margin Percentage
	Three months ended		Three months ended	Nine months ended
December 31, 2017	64.4%	March 31, 2017	62.4%	63.0%
Revenue volume of products and services	0.2%	Revenue volume of products and services	0.2%	0.9%
Mix of products and services sold	0.6%	Mix of products and services sold	2.8%	0.6%
Manufacturing labor, overhead and efficiencies	(0.3)%	Manufacturing labor, overhead and efficiencies	(0.7)%	(0.2)%
Other service and manufacturing costs	(1.0)%	Other service and manufacturing costs	(0.8)%	(0.3)%
March 31, 2018	63.9%	March 31, 2018	63.9%	64.0%
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
Our gross margin decreased to 63.9% during the three months ended March 31, 2018 from 64.4% during the three months ended December 31, 2017, primarily due to higher service and manufacturing costs, and a decrease in manufacturing efficiencies, partially offset by a favorable mix of products and services sold, and higher revenue volume of products and services.

Our gross margin increased to 63.9% during the three months ended March 31, 2018, from 62.4% during the three months ended March 31, 2017, primarily due to a favorable mix of products and services sold, higher revenue volume of products and services, and lower customer support costs, partially offset by higher manufacturing costs, and a decrease in manufacturing efficiencies.
Our gross margin increased to 64.0% during the nine months ended March 31, 2018, from 63.0% during the nine months ended March 31, 2017, primarily due to higher revenue volume of products and services, and a favorable mix of products and services sold, and lower customer support costs, partially offset by higher manufacturing costs, and a decrease in manufacturing efficiencies.

Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	March 31, 2018	December 31, 2017	March 31, 2017	Q3 FY18 vs. Q2 FY18		Q3 FY18 vs. Q3 FY17
R&D expenses	$153,284	$156,745	$130,170	$(3,461)	(2)%	$23,114	18%
R&D expenses as a percentage of total revenues	15%	16%	14%

(Dollar amounts in thousands)	Nine months ended
	March 31, 2018	March 31, 2017	Q3 FY18 YTD vs. Q3 FY17 YTD
R&D expenses	$456,761	$390,315	$66,446	17%
R&D expenses as a percentage of total revenues	15%	15%
R&D expenses may fluctuate with product development phases and project timing as well as our focused R&D efforts that are aligned with our overall business strategy. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs, and other expenses.
R&D expenses during the three months ended March 31, 2018 decreased compared to the three months ended December 31, 2017, primarily due to a decrease in engineering materials and supplies expenses of $9.6 million, partially offset by an increase in employee-related expenses of $6.7 million as a result of higher employee benefit costs and additional engineering headcount.
R&D expenses during the three months ended March 31, 2018 increased compared to the three months ended March 31, 2017, primarily due to an increase in employee-related expenses of $11.8 million as a result of additional engineering headcount and higher employee benefit costs and an increase in engineering materials and supplies expenses of $8.4 million.
R&D expenses during the nine months ended March 31, 2018 increased compared to the nine months ended March 31, 2017, primarily due to an increase in engineering materials and supplies expenses of $30.3 million and an increase in employee-related expenses of $28.5 million as a result of additional engineering headcount, higher employee benefit costs and higher variable compensation.
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
Selling, General and Administrative (“SG&A”)

	Three months ended
(Dollar amounts in thousands)	March 31, 2018	December 31, 2017	March 31, 2017	Q3 FY18 vs. Q2 FY18		Q3 FY18 vs. Q3 FY17
SG&A expenses	$113,518	$105,546	$96,252	$7,972	8%	$17,266	18%
SG&A expenses as a percentage of total revenues	11%	11%	11%

	Nine months ended
(Dollar amounts in thousands)	March 31, 2018	March 31, 2017	Q3 FY18 YTD vs. Q3 FY17 YTD
SG&A expenses	$326,777	$284,172	$42,605	15%
SG&A expenses as a percentage of total revenues	11%	11%
SG&A expenses during the three months ended March 31, 2018 increased compared to the three months ended December 31, 2017, primarily due to an increase in merger-related expenses of $6.2 million pertaining to the pending merger with Orbotech, principally for financial advisory and legal fees, and an increase in employee-related expenses of $4.7 million on account of additional headcount and higher employee benefit costs, partially offset a decrease in consulting expenses of $3.8 million.
SG&A expenses during the three months ended March 31, 2018 increased compared to the three months ended March 31, 2017, primarily due to an increase in employee-related expenses of $9.0 million on account of additional headcount and higher employee benefit costs and an increase in merger-related expenses of $4.4 million pertaining primarily to the pending merger with Orbotech, principally for financial advisory and legal fees.
SG&A expenses during the nine months ended March 31, 2018 increased compared to the nine months ended March 31, 2017, primarily due to an increase in employee-related expenses of $26.4 million on account of additional headcount, higher variable compensation and higher employee benefit costs, higher travel-related expenses of $4.0 million, an increase in facilities-related expenses of $3.4 million, and higher contributions to our corporate social responsibility program of $3.0 million.
Interest Expense and Other Expense (Income), Net

(Dollar amounts in thousands)	Three months ended
	March 31, 2018	December 31, 2017	March 31, 2017
Interest expense	$28,119	$27,372	$30,472
Other expense (income), net	$(8,298)	$(8,482)	$(5,508)
Interest expense as a percentage of total revenues	3%	3%	3%
Other expense (income), net as a percentage of total revenues	1%	1%	1%

(Dollar amounts in thousands)	Nine months ended
	March 31, 2018	March 31, 2017
Interest expense	$86,067	$91,828
Other expense (income), net	$(21,821)	$(12,779)
Interest expense as a percentage of total revenues	3%	4%
Other expense (income), net as a percentage of total revenues	1%	1%
Interest expense during the three and nine months ended March 31, 2018 decreased compared to the three and nine months ended March 31, 2017, primarily due to $250.0 million repayment of the Senior Notes at maturity and prepayment of term loans.
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
The decrease in other expense (income), net during the three months ended March 31, 2018 compared to the three months ended December 31, 2017 was primarily due to net foreign currency loss of $1.5 million, partially offset by an increase in interest income of $1.2 million.
The increase in other expense (income), net during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to an increase in interest income of $3.5 million and an increase in interest accruals related to uncertain tax positions of $1.3 million, partially offset by a net foreign currency loss of $1.9 million.

The increase in other expense (income), net during the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017 was primarily due to an increase in interest income of $10.4 million, an increase in interest accruals related to uncertain tax positions of $1.8 million, partially offset by a net foreign currency loss of $1.5 million and a decrease in net gains from our investments in a privately-held company of $1.2 million.

Provision for Income Taxes
The following table provides details of income taxes:

	Three months ended March 31,		Nine months ended March 31,
(Dollar amounts in thousands)	2018	2017	2018	2017
Income before income taxes	$365,983	$319,149	$1,049,442	$848,214
Provision for income taxes	$59,102	$65,587	$595,944	$178,300
Effective tax rate	16.1%	20.6%	56.8%	21.0%
Our effective tax rate during the three and nine months ended March 31, 2018 was impacted by the Tax Cuts and Jobs Act (“the Act”), which was enacted into law on December 22, 2017. Income tax effects resulting from changes in tax laws are accounted for by us in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of provision for income taxes from continuing operations. We have not fully completed our accounting for the tax effects of the enactment of the Act. As a result, we made an additional provision for income tax during the three months ended March 31, 2018 relating to the enactment of the Act.
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
Tax expense was lower as a percentage of income before taxes during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to the impact of the following items:
•Tax expense decreased by $13.0 million during the three months ended March 31, 2018 relating to the reduction of the U.S. federal corporate tax rate from 35.0% to 28.1% for the fiscal year ending June 30, 2018;
•Tax expense decreased by $10.1 million during the three months ended March 31, 2018 primarily relating to a decrease in our unrecognized tax benefits from the expiration of the statute of limitations during the three months ended March 31, 2018; partially offset by
•Tax expense increased by $4.7 million during the three months ended March 31, 2018 relating to a transition tax on our total post-1986 earnings and profits (“E&P”) which, prior to the enactment of the Act, was previously deferred from U.S. income taxes.
Tax expense was higher as a percentage of income before taxes during the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017 primarily due to the impact of the following items:
•Tax expense increased by $345.6 million during the nine months ended March 31, 2018 relating to a transition tax on our total post-1986 E&P which, prior to the enactment of the Act, was previously deferred from U.S. income taxes;
•Tax expense increased by $100.4 million during the nine months ended March 31, 2018 relating to the re-measurement of our deferred tax assets and liabilities based on the Act’s new corporate tax rate of 21.0%; partially offset by
•Tax expense decreased by $37.3 million relating to the reduction of the U.S. federal corporate tax rate from 35.0% to 28.1% for the fiscal year ending June 30, 2018.

As of March 31, 2018, we had not yet completed our accounting for the tax effects of the enactment of the Act. Our provision for income taxes for the three and nine months ended March 31, 2018 is based in part on a reasonable estimate of the effects on its transition tax and existing deferred tax balances. For the amounts which we were able to reasonably estimate, we recognized a provisional tax amount of $4.0 million and $446.0 million for the three and nine months ended March 31, 2018, respectively. The provisional tax amount is included as a component of provision for income taxes from continuing operations. The components of the provisional tax amounts are as follows:

•
We recorded a provisional tax amount of $345.6 million for the transition tax liability. We have not yet completed the calculation of the total post-1986 foreign E&P and the income tax pools for all foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal and state governments and regulatory organizations may change the provisional tax liability or the accounting treatment of the provisional tax liability.

•
We recorded a provisional tax amount of $100.4 million to re-measure certain deferred tax assets and liabilities as a result of the enactment of the Act. We are still analyzing certain aspects of the Act and refining the estimate of the expected reversal of our deferred tax balances. This can potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

We expect a recurring tax rate of 17% for the remaining three months of the fiscal year ending June 30, 2018. In addition, there will be an increase or decrease in tax expense for the remaining three months of the fiscal year ending June 30, 2018 for changes in uncertain tax positions and items treated as period costs that are not included in the recurring tax rate. Our recurring tax rate differs from our effective tax rate as a result of inclusion of certain period costs in our effective tax rate but not in the recurring tax rate. There will also be changes in the provisional tax amounts as a result of the Act related to the effects on our deferred tax balances and the transition tax as additional information becomes available. The new taxes for certain foreign-sourced earnings under the Act are effective for us after the fiscal year ending June 30, 2018.
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
In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to United States federal income tax examination for all years beginning from the fiscal year ended June 30, 2015. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2013. We are also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2013.
It is possible that certain examinations may be concluded in the next twelve months. We believe that we may recognize up to $10.0 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.

LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	As of March 31, 2018	As of June 30, 2017
Cash and cash equivalents	$1,255,682	$1,153,051
Marketable securities	1,634,300	1,863,689
Total cash, cash equivalents and marketable securities	$2,889,982	$3,016,740
Percentage of total assets	52%	55%

	Nine months ended March 31,
(In thousands)	2018	2017
Cash flows:
Net cash provided by operating activities	$855,607	$617,028
Net cash provided by (used in) investing activities	164,843	(406,527)
Net cash used in financing activities	(928,717)	(359,831)
Effect of exchange rate changes on cash and cash equivalents	10,898	(3,351)
Net increase (decrease) in cash and cash equivalents	$102,631	$(152,681)
Cash and Cash Equivalents and Marketable Securities:
As of March 31, 2018, our cash, cash equivalents and marketable securities totaled $2.89 billion, which is a decrease of $126.8 million from June 30, 2017. The decrease is mainly due to the payment of $721.3 million for Senior Notes, term loans, and partial repayment of the borrowed amount under the Revolving Credit Facility, payment of dividends and dividend equivalents of $285.0 million, and stock repurchases of $165.1 million, partially offset by our cash generated from operations, proceeds from the Revolving Credit Facility, net of issuance costs, of $248.7 million, and net proceeds from marketable securities of $215.9 million. As of March 31, 2018, $2.11 billion of our $2.89 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We have accrued U.S. federal taxes under the Tax Cut and Jobs Act and can repatriate these funds without incurring any additional U.S. federal tax other than if the U.S. dollar value of the funds increase. We currently intend to indefinitely reinvest $1.91 billion of the cash, cash equivalents and marketable securities held by our foreign subsidiaries. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay state and foreign taxes of approximately 1%-22% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued state and foreign tax on the remaining cash of $196.6 million of the $2.11 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Quarterly Cash Dividends and Special Cash Dividend:
During the three months ended March 31, 2018, our Board of Directors declared a regular quarterly cash dividend of $0.59 per share on our outstanding common stock, which was paid on March 1, 2018 to our stockholders of record as of the close of business on February 15, 2018. During the same period in fiscal year 2017, our Board of Directors declared and paid a regular quarterly cash dividend of $0.54 per share on our outstanding common stock. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended March 31, 2018 and 2017 was $92.1 million and $84.7 million, respectively. The total amount of regular quarterly cash dividends and dividend equivalents paid during the nine months ended March 31, 2018 and 2017 was $278.8 million and $250.8 million, respectively. The amount of accrued dividends payable for regular quarterly cash dividends on unvested restricted stock units with dividend equivalent rights as of March 31, 2018 and June 30, 2017 was $5.6 million and $4.8 million, respectively. These amounts will be paid upon vesting of the underlying unvested restricted stock units as described in Note 8, “Equity and Long-term Incentive Compensation Plans,” to the condensed consolidated financial statements.

On November 19, 2014, we declared a special cash dividend of $16.50 per share on our outstanding common stock which was paid on December 9, 2014 to our stockholders of record as of the close of business on December 1, 2014. The declaration and payment of the special cash dividend was part of our leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 7, “Debt,” to the condensed consolidated financial statements that was completed during the three months ended December 31, 2014. As of the declaration date, the total amount of the special cash dividend accrued by us was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014, except for the aggregate special cash dividend of $43.0 million that was accrued for the unvested restricted stock units. As of March 31, 2018 and June 30, 2017, we had $2.8 million and $9.0 million, respectively, of accrued dividends payable for the special cash dividend with respect to outstanding unvested restricted stock units, which will be paid when such underlying unvested restricted stock units vest. During the three months ended March 31, 2018 and 2017, the total special cash dividends paid with respect to vested restricted stock units were immaterial and $0.9 million, respectively. During the nine months ended March 31, 2018 and 2017, the total special cash dividends paid with respect to vested restricted stock units were $6.3 million and $8.6 million, respectively. Other than the special cash dividend declared during the three months ended December 31, 2014, we historically have not declared any special cash dividend.
Stock Repurchases:
The shares repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding. The stock repurchase program is intended, in part, to offset shares issued in connection with the purchases under our ESPP program and the vesting of employee restricted stock units.
Cash Flows from Operating Activities:
We have historically financed our liquidity requirements through cash generated from our operations. Net cash provided by operating activities during the nine months ended March 31, 2018 increased by $238.6 million compared to the nine months ended March 31, 2017 primarily as a result of the following factors:

•	An increase in collections of approximately $546.0 million during the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017, mainly driven by higher shipments;

•	An increase in interest income of approximately $11.0 million during the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017; and

•	Favorable impacts from foreign currency hedges of approximately $5.0 million during the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017; partially offset by

◦	An increase in accounts payable payments of approximately $263.0 million during the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017; and

◦	An increase in payments for employee-related expenses of approximately $20.0 million during the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017; and

◦	An increase in income tax payments of $31.6 million during the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017.
Cash Flows from Investing Activities:
Net cash provided by investing activities during the nine months ended March 31, 2018 was $164.8 million compared to cash used in investing activities of $406.5 million during the nine months ended March 31, 2017. This change was mainly due to the net purchases of marketable securities of $376.4 million during the nine months ended March 31, 2017, compared to the net liquidation of investments in marketable securities of approximately $215.9 million during the nine months ended March 31, 2018.
Cash Flows from Financing Activities:
Net cash used in financing activities during the nine months ended March 31, 2018 increased by $568.9 million compared to the nine months ended March 31, 2017. Net cash used in financing activities were mainly impacted by:

•	An increase in the repayment of debt of $616.3 million during the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017;

•	An increase in common stock repurchases of $165.1 million during the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017; and

•
An increase in dividend and dividend equivalent payments of $25.7 million during the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017, due to an increase in our quarterly dividend from $0.54 to $0.59 per share instituted during the nine months ended March 31, 2018, partially offset by

◦	An increase in proceeds from the Revolving Credit Facility, net of issuance costs of $248.7 million during the nine months ended March 31, 2018 compared to the nine months ended March 31, 2017.

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
The original discount on the Senior Notes amounted to $4.0 million and is being amortized over the life of the debt. Interest is payable semi-annually on May 1 and November 1 of each year. The debt indenture (the “Indenture”) includes covenants that limit our ability to grant liens on its facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted. As of March 31, 2018, we were in compliance with all of the covenants under the Indenture associated with the Senior Notes.
Credit Facility (Term Loans and Unfunded Revolving Credit Facility) and Revolving Credit Facility:
In November 2014, we entered into $750.0 million of five-year senior unsecured prepayable term loans and a $500.0 million unfunded revolving credit facility (collectively, the “Credit Facility”).
In November 2017, we entered into a Credit Agreement (the “Credit Agreement”) providing for a $750.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”), which replaced our prior Credit Facility. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased in an amount up to $250.0 million in the aggregate. During the third quarter of the fiscal year ending June 30, 2018, we made a principal payment of $25.0 million. As of March 31, 2018, we had outstanding $225.0 million aggregate principal amount of borrowings under the Revolving Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until its maturity on November 30, 2022 (the “Maturity Date”), at which time such Revolving Credit Facility will terminate, and all outstanding loans under such facility, together with all accrued and unpaid interest, must be repaid. We may prepay the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility will bear interest, at our option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to 175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to our credit rating. As of March 31, 2018, we elected to pay interest on the borrowed amount under the Revolving Credit Facility at LIBOR plus a spread of 125 bps, and an annual commitment fee of 15 bps on the daily undrawn balance of the Revolving Credit Facility.

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
We were in compliance with the financial covenants under the Credit Agreement as of March 31, 2018 (the interest expense coverage ratio was 13.92 to 1.00 and the leverage ratio was 1.52 to 1.00). Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2018.
Contractual Obligations:
The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of March 31, 2018:

	Fiscal year ending June 30,
(In thousands)	Total	2018 (2)	2019	2020	2021	2022	2023 and thereafter	Other
Debt obligations(1)	$2,475,000	$—	$—	$250,000	$—	$500,000	$1,725,000	$—
Interest payment associated with all debt obligations(3)	787,952	52,902	110,254	106,038	101,795	91,482	325,481	—
Purchase commitments(4)	528,431	373,472	153,261	1,494	149	55	—	—
Income taxes payable(5)	63,348	—	—	—	—	—	—	63,348
Operating leases	36,461	9,934	8,301	6,503	4,641	2,541	4,541	—
Cash long-term incentive program(6)	119,181	11,705	47,201	35,324	24,951	—	—	—
Pension obligations(7)	22,775	388	1,586	1,534	1,705	2,574	14,988	—
Executive Deferred Savings Plan(8)	196,411	—	—	—	—	—	—	196,411
Transition tax payable(9)	356,298	30,742	28,309	28,309	28,309	28,309	212,320
Other(10)	8,408	162	5,858	1,759	459	170	—	—
Total contractual cash obligations	$4,594,265	$479,305	$354,770	$430,961	$162,009	$625,131	$2,282,330	$259,759
__________________

(1)
Represents $2.25 billion aggregate principal amount of Senior Notes due from fiscal year 2020 to fiscal year 2035, and $225.0 million aggregate principal amount of borrowings under the Revolving Credit Facility due on November 30, 2022.

(2)	For remaining three months of fiscal year 2018.

(3)
The interest payments associated with the Senior Notes obligations included in the table above are based on the principal amount multiplied by the applicable coupon rate for each series of Senior Notes. Our future interest payments are subject to change if our then effective credit rating is below investment grade as discussed above. Borrowings under the Revolving Credit Facility will bear interest, at our option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread. As of March 31, 2018, we elected to pay interest on the borrowed amount under the Revolving Credit Facility at LIBOR plus a spread of 125 bps and we utilized the existing interest rates to project our estimated interest payments on the borrowed amount under the Revolving Credit Facility through fiscal year 2023. The interest payment under the Revolving Credit Facility for the undrawn balance is payable at 15 bps as a commitment fee based on the daily undrawn balance and we utilized the existing rate for the projected interest payments included in the table above. Our future interest payments for the Revolving Credit Facility is subject to change due to future fluctuations in the LIBOR rates or ABR rates if then elected, as well as any upgrades or downgrades to our then effective credit rating.

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

(6)	Represents the amount committed under our cash long-term incentive program. The expected payment after estimated forfeitures is approximately $96.4 million.

(7)
Represents an estimate of expected benefit payments up to fiscal year 2027 that was actuarially determined and excludes the minimum cash required to contribute to the plan. As of March 31, 2018, our defined benefit pension plans do not have material required minimum cash contribution obligations.

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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2018	2017	2018	2017
Receivables sold under factoring agreements	$69,390	$25,528	$148,523	$110,503
Proceeds from sales of LCs	$—	$7,256	$5,571	$20,404
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $22.5 million, of which $16.5 million had been issued as of March 31, 2018, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe and Asia.

We provide standard warranty coverage on our systems for 40 hours per week for 12 months, providing labor and parts necessary to repair the systems during the warranty period. We account for the estimated warranty cost as a charge to costs of revenues when revenue is recognized. The estimated warranty cost is based on historical product performance and field expenses. The actual product performance and/or field expense profiles may differ, and in those cases, we adjust our warranty accruals accordingly. The difference between the estimated and actual warranty costs tends to be larger for new product introductions as there is limited historical product performance to estimate warranty expense; our warranty charge estimates for more mature products with longer product performance histories tend to be more stable. Non-standard warranty coverage generally includes services incremental to the standard 40 hours per week coverage for 12 months. See Note 13, “Commitments and Contingencies,” to the condensed consolidated financial statements for additional details.
Working Capital:
Working capital was $3.34 billion as of March 31, 2018, which is an increase of $241.2 million compared to our working capital of $3.10 billion as of June 30, 2017. As of March 31, 2018, our principal sources of liquidity consisted of $2.89 billion of cash, cash equivalents and marketable securities. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions including the pending acquisition of Orbotech, and other factors such as uncertainty in the global and regional economies and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and our $750.0 million Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.
Our credit ratings as of March 31, 2018 are summarized below:

Rating Agency	Rating
Fitch	BBB+
Moody’s	Baa2
Standard & Poor’s	BBB
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy.
Off-Balance Sheet Arrangements
Under our foreign currency risk management strategy, we utilize derivative instruments to protect our earnings and cash flows from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed as an integral part of our overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We continue our policy of hedging our current and forecasted foreign currency exposures with hedging instruments having tenors of up to 18 months (see Note 14, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for additional details). Our outstanding hedge contracts, with maximum remaining maturities of approximately ten months as of March 31, 2018 and June 30, 2017, were as follows:

(In thousands)	As of March 31, 2018	As of June 30, 2017
Cash flow hedge contracts
Purchase	$16,607	$19,305
Sell	$91,847	$128,672
Other foreign currency hedge contracts
Purchase	$139,073	$165,563
Sell	$158,418	$118,504

In October 2014, in anticipation of the issuance of the Senior Notes, we entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The objective of the Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The Rate Lock Agreements had a notional amount of $1.00 billion in aggregate which matured in the second quarter of the fiscal year ended June 30, 2015. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and we recorded the fair value of $7.5 million as a gain within accumulated other comprehensive income (loss) as of December 31, 2014. We recognized $0.2 million for each of the three months ended March 31, 2018 and 2017 and $0.6 million each of the nine months ended March 31, 2018 and 2017 for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. As of March 31, 2018, the unamortized portion of the fair value of the forward contracts for the rate lock agreements was $5.0 million.
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
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of March 31, 2018. Actual results may differ materially.
As of March 31, 2018, we had an investment portfolio of fixed income securities of $1.66 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of March 31, 2018, the fair value of the portfolio would have declined by $17.2 million.
In November 2014, we issued $2.50 billion aggregate principal amount of fixed rate senior, unsecured long-term notes (collectively referred to as “Senior Notes”). The fair market value of long-term fixed interest rate notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as interest rates fall and decrease as interest rates rise. As of March 31, 2018, the fair value and the book value of our Senior Notes were $2.35 billion and $2.25 billion, respectively, due in various fiscal years ranging from 2020 to 2035. Additionally, the interest expense for the Senior Notes is subject to interest rate adjustments following a downgrade of our credit ratings below investment grade by the credit rating agencies. Following a rating change below investment grade, the stated interest rate for each series of Senior Notes may increase between 25 bps to 100 bps based on the adjusted credit rating. Refer to Note 7, “Debt,” to the condensed consolidated financial statements in Part I, Item 1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2 for additional details. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy. As of March 31, 2018, if our credit rating was downgraded below investment grade by Moody’s and S&P, the maximum potential increase to our annual interest expense on the Senior Notes, considering a 200 bps increase to the stated interest rate for each series of our Senior Notes, is estimated to be approximately $45.0 million.

In November 2017, we entered into a Credit Agreement (the “Credit Agreement”) for a $750.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”), which replaced our prior Credit Agreement. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased in an amount up to $250.0 million in the aggregate. As of March 31, 2018 we had outstanding $225.0 million aggregate principal amount of borrowings under the Revolving Credit Facility. We elected to pay interest on the borrowed amount under the Revolving Credit Facility at the London Interbank Offered Rate (“LIBOR”) plus a spread. The spread ranges from 100 bps to 175 bps based on the adjusted credit rating. The fair value of the borrowings under the Revolving Credit Facility is subject to interest rate risk only to the extent of the fixed spread portion of the interest rates which does not fluctuate with change in interest rates. We are also obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the Revolving Credit Facility which is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the Revolving Credit Facility, depending upon the then effective credit rating. As of March 31, 2018, if LIBOR-based interest rates increased by 100 bps, the change would increase our annual interest expense annually by approximately $2.2 million as it relates to our borrowings under the Revolving Credit Facility. Additionally, as of March 31, 2018, if our credit ratings were downgraded to be below investment grade, the maximum potential increase to our annual interest expense for the Revolving Credit Facility, using the highest range of the ranges discussed above, is estimated to be approximately $1.7 million.
See Note 4, “Marketable Securities,” to the condensed consolidated financial statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio that we held as of March 31, 2018.
As of March 31, 2018, we had net forward and option contracts to sell $94.6 million in foreign currency in order to hedge certain currency exposures (see Note 14, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for additional details). If we had entered into these contracts on March 31, 2018, the U.S. dollar equivalent would have been $96.8 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $31.5 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our income or cash flows.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply these materials. We generally do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers’ orders, we do not maintain an extensive inventory of materials for manufacturing. Through our business interruption planning, we seek to minimize the risk of production and service interruptions and/or shortages of key parts by, among other things, monitoring the financial stability of key suppliers, identifying (but not necessarily qualifying) possible alternative suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, certain key parts are available only from a single supplier or a limited group of suppliers. Also, key parts we obtain from some of our suppliers incorporate the suppliers’ proprietary intellectual property; in those cases, we are increasingly reliant on third parties for high-performance, high-technology components, which reduces the amount of control we have over the availability and protection of the technology and intellectual property that is used in our products. In addition, if certain of our key suppliers experience liquidity issues and are forced to discontinue operations, which is a heightened risk during economic downturns, it could affect their ability to deliver parts and could result in delays for our products. Similarly, especially with respect to suppliers of high-technology components, our suppliers themselves have increasingly complex supply chains, and delays or disruptions at any stage of their supply chains may prevent us from obtaining parts in a timely manner and result in delays for our products. Our operating results and business may be adversely impacted if we are unable to obtain parts to meet our production requirements and product specifications, or if we are only able to do so on unfavorable terms. Furthermore, a supplier may discontinue production of a particular part for any number of reasons, including the supplier’s financial condition or business operational decisions, which would require us to purchase, in a single transaction, a large number of such discontinued parts in order to ensure that a continuous supply of such parts remains available to our customers. Such “end-of-life” parts purchases could result in significant expenditures by us in a particular period, and ultimately any unused parts may result in a significant inventory write-off, either of which could have an adverse impact on our financial condition and results of operations for the applicable periods.

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
As of March 31, 2018, we had $2.48 billion aggregate principal amount of outstanding indebtedness, consisting of $2.25 billion aggregate principal amount of senior, unsecured long-term notes and $225.0 million borrowed under our Revolving Credit Facility, which includes an additional $500.0 million in unfunded commitments. We may incur additional indebtedness in the future by accessing the unfunded portion of our revolving credit facility and/or entering into new financing arrangements. For example, at the same time we announced our intention to acquire Orbotech, we also announced a new stock repurchase program authorizing the repurchase up to $2.00 billion of our common stock, a large portion of which would be financed with new indebtedness. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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
Our ability to satisfy our future expenses as well as our new debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. Furthermore, our future operations may not generate sufficient cash flows to enable us to meet our future expenses and service our new debt obligations, which may impact our ability to manage our capital structure to preserve and maintain our investment grade rating. If our future operations do not generate sufficient cash flows, we may need to access the unfunded portion of our Revolving Credit Facility of $525.0 million or enter into new financing arrangements to obtain necessary funds. If we determine it is necessary to seek additional funding for any reason, we may not be able to obtain such funding or, if funding is available, we may not be able to obtain it on acceptable terms. Any additional borrowing under our revolving credit facility will place further pressure on us to comply with the financial covenants. If we fail to make a payment associated with our debt obligations, we could be in default on such debt, and such a default could cause us to be in default on our other obligations.

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
In addition to our efforts to develop new technologies from internal sources, part of our growth strategy is to pursue acquisitions and acquire new technologies from external sources. As part of this effort, in March 2018, we announced that we had entered into a definitive agreement to acquire Orbotech. We may also enter into definitive agreements for and consummate acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. There can be no assurance that we will find suitable acquisition candidates or that acquisitions we complete will be successful. In addition, we may use equity to finance future acquisitions, which would increase our number of shares outstanding and be dilutive to current stockholders.
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
In addition, the market price for our common stock is volatile and has fluctuated significantly during recent years. The trading price of our common stock could continue to be highly volatile and fluctuate widely in response to various factors, including without limitation conditions in the semiconductor industry and other industries in which we operate, fluctuations in the global economy or capital markets, our operating results or other performance metrics, any perception that we might be unable to complete the merger with Orbotech, material delays in our ability to complete the merger with Orbotech, or adverse consequences experienced by us as a result of any of the risks described elsewhere in this Item 1A. Volatility in the market price of our common stock could cause an investor in our common stock to experience a loss on the value of their investment in us and could also adversely impact our ability to raise capital through the sale of our common stock or to use our common stock as consideration to acquire other companies.
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

In addition, recent changes to U.S. tax laws will significantly impact how U.S. multinational corporations are taxed on foreign earnings. Numerous countries are evaluating their existing tax laws due in part, to recommendations made by the Organization for Economic Co-operation and Development’s (“OECD’s”) Base Erosion and Profit Shifting (“BEPS”) project. To address the impact of the recent U.S. tax law changes, we recorded a provisional tax amount of $345.6 million for the transitional tax liability and recorded a provisional tax amount of $100.4 million to re-measure certain deferred tax assets and liabilities as a result of the enactment of the Act. These provisional tax amounts recorded are based on our reasonable estimate until we fully complete our assessment and we may need additional information to complete our assessment. We are still evaluating the tax provisions related to Global Intangible Low-Taxed Income (“GILTI”) and we have not made a policy election on how to account for the GILTI provisions of the Act as allowed by the U.S. generally accepted accounting standards. Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Also, the recent U.S. tax law changes are subject to further interpretations from the U.S. federal and state governments and regulatory organizations, such as Treasury Department and/or IRS and this could change the provisional tax liability or the accounting treatment of the provisional tax liability based on updated guidance and interpretations. A significant portion of the additional provisions for income taxes we have made due to the enactment of the Act is payable by us over a period of up to eight years. As result, our cash flows from operating activities will be adversely impacted until the additional tax provisions are paid in full.
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
New accounting standards and taxation rules and varying interpretations of accounting pronouncements and taxation rules have occurred and will continue to occur in the future. Changes to (or revised interpretations or applications of) existing accounting standards or tax rules or the questioning of current or past practices may adversely affect our reported financial results or the way we conduct our business. For example, in May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update regarding revenue from contracts with customers, and in February 2016, the FASB issued an accounting standard update which amends the existing accounting standards for leases. Adoption of new standards may require changes to our processes, accounting systems, and internal controls. Difficulties encountered during adoption could result in internal control deficiencies or delay the reporting of our financial results. In addition, the passing of the Act in December 2017 caused us to significantly increase our provision for income taxes, which had a material adverse effect on our net income for the three and nine months ended March 31, 2018. Further interpretations of the Act from the government and regulatory organizations may change our tax expense provided for our transitional tax liability and deferred tax adjustments as well as our provision liability or accounting treatment of the provisional liability which may potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

Risks Related to Our Pending Acquisition of Orbotech
If we are unable to complete our contemplated acquisition of Orbotech, our expected financial results and the market value of our common stock could be adversely affected.
On March 18, 2018, we entered into a definitive agreement to acquire Orbotech. Consummation of the acquisition is subject to customary conditions to closing, including the receipt of required regulatory approvals. If any condition to the closing of the acquisition is not satisfied or waived, the acquisition will not be completed. We and Orbotech also may terminate the acquisition agreement under certain circumstances. Any or all of the preceding could jeopardize our ability to consummate the acquisition on the already negotiated terms. To the extent the acquisition is not completed for any reason, we would have devoted substantial resources and management attention to the transaction without realizing the accompanying benefits expected by our management, and our financial condition and results of operations and the market value of our stock may be adversely affected. Additional risks and uncertainties associated with the acquisition include:

•	the failure to consummate the merger may result in negative publicity and a negative impression of us in the investment community;

•	we and Orbotech may be subject to additional proceedings in the future, which may effect the closing of the acquisition within the expected time frame, or at all;

•	required regulatory approvals from governmental entities may delay the acquisition or result in the imposition of conditions that could cause the abandonment of the acquisition;

•	the attention of our employees and management may be diverted due to activities related to the merger; and

•	disruptions from the merger, whether completed or not, may harm our relationships with our employees, customers, distributors, suppliers or other business partners.
Even if the Orbotech acquisition is consummated, we may not be able to integrate the business of Orbotech successfully with our own or realize the anticipated benefits of the acquisition.
The acquisition involves the combination of two companies that currently operate as independent public companies. The combined company will be required to devote significant management attention and resources to integrating our business practices with those of Orbotech. Potential difficulties that the combined company may encounter as part of the integration process include the following:

•
the inability to successfully combine our business with Orbotech in a manner that permits the combined company to achieve the cost synergies and other benefits anticipated to result from the acquisition;

•
required regulatory approvals from governmental entities may result in limitations, additional costs or placement of restrictions on the conduct of the combined company, imposition of additional material costs on or materially limiting the revenues of the combined company following the acquisition;

•	complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies; and

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the merger.
In addition, we have operated and, until the completion of the merger will continue to operate, independently. It is possible that the integration process could result in:

•	diversion of the attention of our management; and

•	the disruption of, or the loss of momentum in, our ongoing business or inconsistencies in standards, controls, procedures or policies,

any of which could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the acquisition, or could reduce our earnings or otherwise adversely affect the business and financial results of the combined company.

The combined company is expected to incur substantial expenses related to the acquisition of and the integration of Orbotech.
We have incurred and expect to continue to incur substantial expenses in connection with the acquisition of and the integration of Orbotech. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, sales, payroll, pricing, marketing and benefits. While we have assumed that a certain level of expenses will be incurred, there are many factors beyond our or their control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings. These integration expenses likely will result in the combined company taking charges against earnings following the completion of the acquisition, and the amount and timing of such charges are uncertain at present.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended March 31, 2018 (1):

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2018 to January 31, 2018	122,831	$110.51	4,728,465
February 1, 2018 to February 28, 2018	673,085	$103.79	4,055,380
March 1, 2018 to March 31, 2018	—	$—	$1,000,000,000
Total	795,916	$104.83
__________________

(1)
Our Board of Directors had previously authorized a program for us to repurchase shares of our common stock (the “Prior Repurchase Authorization”). The total number and dollar amount of shares repurchased under the Prior Repurchase Authorization for the three months ended March 31, 2018 and fiscal years ended June 30, 2017, 2016 and 2015 were 0.8 million shares ($83.4 million), 0.2 million shares ($25.0 million), 3.4 million shares ($175.7 million) and 9.3 million shares ($608.9 million), respectively. On March 16, 2018, our Board of Directors canceled the Prior Repurchase Authorization and authorized a new repurchase program which permits us to repurchase up to $1.00 billion of our common stock, or up to $2.00 billion if the Orbotech Merger closes. As of March 31, 2018, an aggregate of $1.00 billion was available for repurchase under our new repurchase program.

(2)	All shares were purchased pursuant to the publicly announced Prior Repurchase Authorization described in footnote 1 above. Shares are reported based on the trade date of the applicable repurchase.

(3)
The new stock repurchase program has no expiration date. Future repurchases of our common stock under our new repurchase program may be effected through various different repurchase transaction structures, including isolated open market transactions or systematic repurchase plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

2.1	Agreement and Plan of Merger, dated as of March 18, 2018, by and among KLA-Tencor Corporation, Orbotech Ltd. and Tiburon Merger Sub Technologies Ltd.	8-K	000-09992	2.1	3/19/2018

10.1	Calendar Year 2018 Executive Incentive Plan*+

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Denotes a management contract, plan or arrangement.
+ Confidential treatment has been requested as to a portion of this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

April 26, 2018	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

April 26, 2018	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 26, 2018	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

KLA-TENCOR CORPORATION
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

2.1	Agreement and Plan of Merger, dated as of March 18, 2018, by and among KLA-Tencor Corporation, Orbotech Ltd. and Tiburon Merger Sub Technologies Ltd.	8-K	000-09992	2.1	3/19/2018

10.1	Calendar Year 2018 Executive Incentive Plan*+

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Denotes a management contract, plan or arrangement.
+ Confidential treatment has been requested as to a portion of this exhibit.