Form 10-K
period 2018-06-30
KLA TENCOR CORP
filed 2018-08-06
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2018
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
Emerging growth company☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as of December 31, 2017, was approximately $16.43 billion.
The registrant had 156,126,508 shares of common stock outstanding as of July 13, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders (“Proxy Statement”), and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended June 30, 2018, are incorporated by reference into Part III of this report.

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
Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors” in this Annual Report on Form 10-K, as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in the fiscal year ending June 30, 2019. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation and do not intend to update the forward-looking statements in this report after the date hereof.

ii

PART I

ITEM 1.	BUSINESS
The Company
KLA-Tencor Corporation (“KLA-Tencor” or the “Company” and also referred to as “we” or “our”) is a leading supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. Our products are also used in a number of other high technology industries, including the packaging, light emitting diode (“LED”), power device, compound semiconductor, and data storage industries, as well as general materials research.
Within our primary area of focus, our comprehensive portfolio of inspection, metrology and data analytic products, and related service, software and other offerings, helps integrated circuit (“IC” or “chip”) manufacturers manage yield throughout the entire semiconductor fabrication process—from research and development (“R&D”) to final volume production. These products and offerings are designed to provide comprehensive solutions to help our customers to accelerate their development and production ramp cycles, to achieve higher and more stable semiconductor die yields, and to improve their overall profitability.
KLA-Tencor’s products and services are used by the vast majority of bare wafer, IC, reticle (“reticle” or “mask”) and hard disk drive manufacturers around the world. These customers turn to us for inline wafer and IC defect monitoring, review and classification; reticle defect inspection and metrology; packaging and interconnect inspection; critical dimension (“CD”) metrology; pattern overlay metrology; film thickness, surface topography and composition measurements; measurement of in-chamber process conditions; wafer shape and stress metrology; computational lithography tools; and overall yield and fab-wide data management and analysis systems. Our advanced products, coupled with our unique yield management services, allow us to deliver the solutions our customers need to accelerate their yield learning rates and significantly reduce their risks and costs.
Certain industry and technical terms used in this section are defined in the subsection entitled “Glossary” found at the end of this Item 1.
KLA-Tencor was formed in April 1997 through the merger of KLA Instruments Corporation and Tencor Instruments, two long-time leaders in the semiconductor equipment industry that began operations in 1975 and 1976, respectively.
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
Investors and others should note that we announce material financial information to our investors using our investor relations web site (ir.kla-tencor.com), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with the public about our company, our products and services and other matters. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on our investor relations website.
Proposed Merger with Orbotech, Ltd.
On March 18, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Orbotech, Ltd. (“Orbotech”) pursuant to which KLA-Tencor would acquire Orbotech for $38.86 in cash and 0.25 of a share of KLA-Tencor common stock in exchange for each ordinary share of Orbotech, which at the time of announcement valued Orbotech at $3.2 billion in enterprise value. The merger contemplated by the Merger Agreement (the “Orbotech Merger”) is subject to receipt of required regulatory approvals and satisfaction of the other customary closing conditions. KLA-Tencor intends to fund the cash portion of the purchase price with cash from the combined company's balance sheet.

In addition, KLA-Tencor announced a $2 billion share repurchase authorization. The share repurchase program is targeted to be completed within 12 to 18 months following the close of this transaction. KLA-Tencor intends to raise approximately $1 billion in new long-term debt financing to complete the share repurchase
Industry
General Background
KLA-Tencor’s core focus is the semiconductor industry. The semiconductor fabrication process begins with a bare silicon wafer—a round disk that is typically 200 millimeters or 300 millimeters in diameter, about as thick as a credit card and gray in color. The process of manufacturing wafers is in itself highly sophisticated, involving the creation of large ingots of silicon by pulling them out of a vat of molten silicon. The ingots are then sliced into wafers. Prime silicon wafers are then polished to a mirror finish. Other, more specialized wafers, such as epitaxial silicon (“epi”), silicon on insulator (“SOI”), gallium nitride (“GaN”) and silicon carbide (“SiC”), are also common in the semiconductor industry.
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
Current Trends
The semiconductor equipment industry is currently experiencing growth from multiple drivers, such as demand for chips providing computational power and connectivity for Artificial Intelligence (“AI”) applications, and continued need for chips from leading edge foundry and logic chip manufacturers that support mobile devices. Qualification of early extreme ultraviolet (“EUV”) lithography processes and equipment is driving growth at leading logic/foundry and dynamic random-access memory (“DRAM”) manufacturers. Expansion of the Internet of Things (“IoT”) together with increasing acceptance of advanced driver assistance systems (“ADAS”) that support the introduction of autonomous cars have begun to accelerate legacy-node technology conversions and capacity expansions. Intertwined in these areas, spurred by data storage and connectivity needs, is the growth in demand for memory chips. Finally, China is emerging as a major region for manufacturing of logic and memory chips, adding to its role as the world’s largest consumer of ICs. Government initiatives are propelling China to expand its domestic manufacturing capacity and attracting semiconductor manufacturers from Taiwan, Korea, Japan and the US. China is currently seen as an important long-term growth region for the semiconductor capital equipment sector.
Supporting this multi-segmented market growth, the semiconductor industry continues to introduce numerous technology changes. New techniques and architectures in production today include three dimensional finFET transistors; three dimensional flash memory (“3D NAND”); design technology co-optimization (“DTCO”); advanced patterning technologies, including self-aligned multiple patterning and EUV lithography; and packaging. KLA-Tencor’s inspection, metrology and data analytic technologies play key roles in enabling our customers to develop and manufacture advanced semiconductor devices to support these trends.
Companies that anticipate future market demands by developing and refining new technologies and manufacturing processes are better positioned to lead in the semiconductor market. Accelerating the yield ramp and maximizing production yields of high-performance devices are key goals of modern semiconductor manufacturing. Ramping to high volume production ahead of competitors can dramatically increase the revenue an IC manufacturer realizes for a given product. During past industry cycles, semiconductor manufacturers generally contended with a few key new technologies or market trends, such as a specific design rule shrink. Today, the leading semiconductor manufacturers are investing in simultaneous production integration of multiple new process technologies, some requiring new substrate and film materials, new geometries, advanced multi-patterning and EUV lithography and packaging techniques. While many of these technologies have been adopted at the development and pilot production stages of chip manufacturing, significant challenges and risks associated with each technology have affected the adoption of these technologies into full volume production. For example, as design rules decrease, yields become more sensitive to the size and density of defects, and device performance characteristics (namely speed, capacity or power management) become more sensitive to parameters such as linewidth and film thickness variation. New process materials, such as photoresists for EUV lithography, require extensive characterization before they can be used in the manufacturing process. Moving several of these advanced technologies into production at once only adds to the risks that chipmakers face.
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
By developing new process control and yield management tools that help chipmakers accelerate the adoption of these new technologies into volume production, we enable our customers to better leverage these increasingly expensive facilities and improve their return on investment (“ROI”). Once customers’ production lines are operating at high volume, our systems help ensure that yields are stable and process excursions are identified for quick resolution. In addition, the move to each new generation’s smaller design rules, coupled with new materials and device innovation, has increased in-process variability, which requires an increase in inspection and metrology sampling.
KLA-Tencor systems not only analyze defectivity and metrology issues at critical points in the wafer, reticle and IC manufacturing processes, but also provide information to our customers so that they can identify and address the underlying process problems. The ability to locate the source of defects and resolve the underlying process issues enables our customers to improve control over their manufacturing processes. This helps them increase their yield of high-performance parts and deliver their products to market faster—thus maximizing their profits. With our broad portfolio of application-focused technologies and our dedicated yield technology expertise, we are in position to be a key supplier of comprehensive yield management solutions for customers’ next-generation products, helping our customers respond to the challenges posed by shrinking device sizes, the transition to new production materials, new device and circuit architectures, more demanding lithography processes, and new packaging techniques.
Products
KLA-Tencor is engaged primarily in the design, manufacture and marketing of process control and yield management solutions for the semiconductor and related nanoelectronics industries and provides a comprehensive portfolio of inspection, metrology and data analytics products, and related service, software and other offerings.
KLA-Tencor’s inspection, metrology and data analytics products and related offerings can be broadly categorized as supporting customers in the following groups: Chip and Wafer Manufacturing; Reticle Manufacturing; Packaging Manufacturing; Compound Semiconductor and Hard Disk Drive Manufacturing; and General Purpose/Lab Applications. The more significant of these products are included in the product table at the end of this “Products” section.
For customers manufacturing legacy design rule devices, our K-T Pro division provides refurbished KLA-Tencor systems as part of our K-T Certified program; remanufactured trailing edge systems; and, enhancements and upgrades for last-generation KLA-Tencor systems.
Chip and Wafer Manufacturing
KLA-Tencor’s comprehensive portfolio of inspection, metrology and data analytics products, and related service, software and other offerings, helps chip manufacturers manage yield throughout the entire semiconductor fabrication process—from research and development to final volume production. These products and offerings are designed to provide comprehensive solutions to help our customers to accelerate their development and production ramp cycles, to achieve higher and more stable semiconductor die yields, and to improve their overall profitability.
Defect Inspection and Review
KLA-Tencor’s defect inspection and review systems cover a broad range of yield applications within the IC manufacturing environment, including: research and development; incoming wafer qualification; reticle qualification; and tool, process and line monitoring. Patterned and unpatterned wafer inspectors find particles, pattern defects and electrical issues on the front surface, back surface and edge of the wafer, allowing engineers to detect and monitor critical yield excursions. Our defect review systems capture high resolution images of the defects detected by inspection tools, helping chipmakers identify and resolve yield issues. Fabs rely on our high sensitivity reticle inspection systems to identify defects on reticles at an early stage and to prevent reticle defects from printing on production wafers. The defect data generated by our inspectors are compiled and reduced to relevant root cause and yield analysis information with our suite of data analytics and management tools. By implementing our defect inspection, review and data analytics systems, chipmakers are able to take quick corrective action, resulting in faster yield improvement and better time to market.

For patterned wafer optical inspection, we launched the Voyager 1015 Series during the fiscal year ended June 30, 2018. The Voyager 1015 laser scanning patterned wafer inspection system provides enhanced defect capture for high throughput lithography cell monitoring, as well as other production ramp monitoring applications. We also offer our 3900 Series (for high resolution broadband plasma defect inspection); our 2930 Series and 2920 Series (for broadband plasma defect inspection); our Puma 9980 Series, Puma 9850 Series and Puma 9650 Series (for laser scanning defect inspection); our 8 Series systems (for high productivity defect inspection); and our CIRCL cluster tool (for defect inspection, review and metrology of all wafer surfaces - frontside, edge and back side).
In the field of unpatterned wafer and surface inspection, we launched the Surfscan SP7 during the fiscal year ended June 30, 2018. The Surfscan SP7 unpatterned wafer defect inspection system provides high sensitivity on bare wafers, smooth films and rough films, supporting development and production of advanced substrates, processes and devices at wafer shops, OEMs and IC fabs. In addition, we offer the Surfscan SP5 Series and Surfscan SP3 Series (wafer defect inspection systems for process tool qualification and monitoring using blanket films and bare wafers); and SURFmonitor, which enables surface quality measurements and capture of low-contrast defects. In the wafer manufacturing segment, these specialized inspection systems assess surface quality and detect, count and bin defects during the development and production monitoring of polished wafers, epi wafers and engineered substrates, and as a critical part of outgoing inspection. FabVision offers fab-wide data management and automated yield analysis for wafer manufacturers.
Our eDR7280 electron-beam wafer defect review and classification system identifies detected defects, producing an accurate representation of the detected defect population.
For in-fab reticle qualification, we offer the Teron SL650 Series and X5.3 reticle inspection systems. These inspectors allow IC fabs to qualify incoming reticles and inspect production reticles for contaminants and other process-related changes. The Teron SL655 reticle inspection system enables IC manufacturers to assess incoming reticle quality, monitor reticle degradation and detect yield-critical reticle defects. The Teron SL655 introduced STARlightGold technology, which provides a golden reference to maximize detection of defects critical to the mask requalification process.
In addition, we offer a number of other products for the defect inspection market, as reflected in the product table at the conclusion of this “Products” section.
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
The Archer imaging-based overlay metrology systems enable characterization of overlay error on lithography process layers for advanced patterning technologies. The ATL100 (Accurate Tunable Laser) scatterometry-based overlay metrology systems, introduced in September 2017, utilize tunable laser technology to automatically maintain highly accurate and robust overlay error measurements in the presence of process variations, supporting fast technology ramps and wafer disposition during production.
The SpectraShape optical CD and shape metrology systems characterize and monitor the critical dimensions and 3D shapes of geometrically complex features incorporated by some IC manufacturers into their latest generation devices. The SpectraShape 10K metrology system measures the CDs and three dimensional shapes of finFET, 3D NAND and other complex IC device structures following etch, chemical mechanical planarization (CMP) and other process steps.
The SpectraFilm and Aleris film metrology systems provide precise measurement of film thickness, refractive index, stress and composition for a broad range of film layers. The SpectraFilm F1 film metrology system, introduced in September 2017, employs new optical technologies that determine single- and multi-layer film thicknesses and uniformity with high precision to monitor deposition processes in production, and deliver bandgap data that predict device electrical performance earlier than end of line test.
The WaferSight PWG2 system measures patterned wafer geometry after a wide range of IC processes, helping identify and monitor variations that can affect patterning, and providing comprehensive wafer stress and shape uniformity data at high productivity. The system enables faster process ramp, overlay control, lithography focus window control and inline process monitoring for processes such as thin films, etch, CMP and rapid thermal processing (“RTP”).
In addition, we offer a number of other products for the metrology market, as reflected in the product table at the conclusion of this “Products” section.

In Situ Process Monitoring
KLA-Tencor’s SensArray systems are a portfolio of advanced wireless and wired wafers and reticles that enable in situ monitoring of the production process environment. These sensor wafers and reticles provide insight into critical process parameters, such as thermal uniformity, profile temperature and light intensity, under real production conditions. For example, the EtchTemp in situ wafer temperature measurement systems capture the effect of the plasma etch process environment on production wafers. By characterizing thermal conditions that closely represent product wafer conditions, the EtchTemp-SE wireless wafer assists process engineers with tuning of the etch process conditions and the qualification, matching and post-PM verification of front end of line plasma etch chambers. SensArray products are used for many semiconductor and flat panel display fabrication processes, including lithography, etch and deposition, and for reticle manufacturing, including e-beam mask writer qualification and process monitoring.
Patterning Simulation
KLA-Tencor’s PROLITH computational lithography software is used by researchers at advanced IC manufacturers, lithography hardware suppliers, track companies and material providers to explore critical feature designs, manufacturability and process-limited yield of proposed lithographic and patterning technologies without the time and expense of printing hundreds of test wafers using experimental materials and prototype process equipment.
Data Analytics
The 5D Analyzer X1 data analysis system, introduced in September 2017, offers an extendible, open architecture that accepts data from a wide range of metrology and process tools to enable advanced analysis, characterization and real-time control of fab-wide process variations.
Reticle Manufacturing
Error-free reticles, or masks, are necessary to achieve high semiconductor device yields, since reticle defects can be replicated in every die on production wafers. KLA-Tencor offers high sensitivity reticle inspection, metrology and data analytics systems for mask shops, to help them manufacture reticles that are free of pattern defects and meet pattern placement and critical dimension uniformity specifications.
The Teron 640e reticle inspection product line, introduced in September 2017, incorporates optical, detector and algorithm enhancements that detect critical pattern and particle defects at high throughput, advancing the development and qualification of EUV and optical patterned reticles in leading-edge mask shops. Our reticle inspection portfolio also includes the Teron 600 Series for development and manufacturing of advanced optical and EUV masks, the TeraScan 500XR system for production of reticles for the 32nm node and above, and our X5.3 and Teron SL650 Series products for reticle quality control at IC fabs.
In addition, we offer the LMS IPRO Series of reticle registration metrology systems for measuring mask pattern placement error. If the pattern on the reticle is displaced from its intended location, overlay error can result on the wafer, which can lead to electrical continuity issues affecting yield, performance or reliability of the IC device. The LMS IPRO7 reticle registration metrology system, introduced in September 2017, leverages a new operating mode to accurately measure on-device reticle pattern placement error with fast cycle time, enabling comprehensive reticle qualification for e-beam mask writer corrections and reduction of reticle-related contributions to device overlay errors in the IC fab.
RDC is a comprehensive data analysis and storage platform that supports multiple KLA-Tencor reticle inspection and metrology platforms for mask shops and IC fabs.
In August 2017, we entered the dedicated reticle blank inspection market. The FlashScan reticle blank inspection product line is used by blank manufacturers for defect control during process development and volume manufacturing, and by reticle manufacturers (“mask shops”) for incoming inspection, tool monitoring and process control.
Packaging Manufacturing
KLA-Tencor offers standalone and cluster inspection and metrology systems for various applications in the field of semiconductor packaging.

Wafer-level packaging inspection/metrology
Our CIRCL-AP all-surface and 8 Series AP front side wafer inspection, metrology and review systems support advanced wafer-level packaging processes, such as 2.5D/3D IC integration using through silicon vias (“TSVs”), wafer-level chip scale packaging (“WLCSP”) and fan-out wafer-level packaging (“FOWLP”). Used for packaging applications associated with LEDs, MEMS, image sensors and flip-chip packaging, our WI-2280 products focus on front side wafer inspection and provide feedback on wafer surface quality, quality of the wafer dicing, or quality of wafer bumps, pads, pillars and interconnects. Zeta-5xx and Zeta-6xx optical surface profilers measure both wafers and large panels for packaging metrology applications. These applications include under-bump metallization (“UBM”) height and roughness, copper pillar height and roughness, and redistribution layer (“RDL”) height and width.
Component inspection/metrology
Our component inspector products, including the ICOS T890, inspect various semiconductor components that are handled in a tray, such as microprocessors or memory chips. Component inspection capability includes 3D coplanarity inspection, measurement of the evenness of the contacts, component height and two dimensional (“2D”) surface inspection. The ICOS T3 and T7 Series tools provide high performance, fully automated optical inspection of packaged integrated circuit (IC) components, with either tray (T3) or tape (T7) output capability. Both incorporate the SPECTRUM and SIGMA modules, which produce increased 2D and 3D measurement sensitivity for improved detection of issues that affect final package quality.
Compound Semiconductor, Power Device, LED and MEMS Manufacturing
The compound semiconductor market is comprised of a diverse group of applications including power devices, RF (“radio frequency”) communications devices, photonics, LED lighting and photovoltaic and display markets. Our primary products for compound semiconductor manufacturing include the Candela CS920, Candela CS20 and WI-2280 inspection systems, MicroXAM and Zeta optical profilers, and the P-Series and HRP-Series stylus profilers, used for the inspection and metrology of substrates, epitaxial (“epi”) layers and process films.
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
KLA-Tencor offers inspection and metrology systems to support power device manufacturing. The Candela CS920 inspection system integrates surface defect detection and photoluminescence technology for inspection and defect classification of a wide range of defects on SiC substrates and epi layers. The MicroXAM optical profilers measure step height, texture and form for power device applications. The P-Series and HRP-Series stylus profilers measure step heights and roughness for SiC substrates and patterned wafer applications.
LEDs are becoming more commonly used in solid state lighting, television and notebook backlighting, and automotive applications. As LED device makers target aggressive cost and performance targets, they place significant emphasis on improved process control and yield during the manufacturing process.
KLA-Tencor offers a portfolio of systems to help LED manufacturers reduce production costs and increase product output: Candela 8720, WI-2280, 8 Series, MicroXAM and Zeta optical profilers and P-Series and HRP-Series stylus profilers. The Candela 8720 substrate and epi wafer inspection system provides automated inspection and quality control of LED substrates, detecting defects that can impact device performance, yield and field reliability. The WI-2280 system is designed specifically for defect inspection and 2D metrology for LED applications. The 8 Series provides patterned wafer defect inspection capability for LED manufacturing. The MicroXAM and Zeta optical profilers measure step height, texture and form for LED applications. The P-Series and HRP-Series stylus profilers are metrology systems for measurement of step heights and roughness for LED substrates and patterned wafer applications. The Zeta-388 measures patterned sapphire substrates (“PSS”) and inspects for defects on high brightness LED substrates.
KLA-Tencor offers a variety of products for the display market, including the ZetaScan Series defect inspector, SensArray Process Probe 2070, Zeta-300 optical profiler, P-17 OF stylus profiler, and the Nano Indenter nanomechanical tester.

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
Data Storage Media/Head Manufacturing
Advancements in data storage are being driven by a wave of innovative consumer electronics with small form factors and immense storage capacities, as well as an increasing need for high-volume storage options to back up modern methods of remote computing and networking (such as cloud computing). Our process control and yield management solutions are designed to enable customers to rapidly understand and resolve complex manufacturing problems, which can help improve time to market and product yields. In the front end and back end of thin film head wafer manufacturing, we offer the same process control equipment that we provide to the semiconductor industry. In addition, we offer an extensive range of test equipment and surface profilers with particular strength in photolithography. In substrate and media manufacturing, we offer metrology and defect inspection solutions with KLA-Tencor’s optical surface analyzers. Products that we offer for the data storage media/head manufacturing market manufacturing are highlighted in the product table at the conclusion of this “Products” section.
General Purpose/Lab Applications
A range of industries, including general scientific and materials research and optoelectronics, require measurements of surface topography to either control their processes or research new material characteristics. Typical measurement parameters that our tools address include flatness, roughness, curvature, peak-to-valley, asperity, waviness, texture, volume, sphericity, slope, density, stress, hardness, bearing ratio and distance (mainly in the micron to nanometer range). The optical and stylus profiler and in situ process monitoring products that we offer for general purpose/lab applications are highlighted in the product table at the conclusion of this “Products” section.
K-T Pro
K-T Pro includes our K-T Certified fully refurbished, tested and certified systems, in addition to remanufactured legacy systems, and enhancements and upgrades for previous-generation KLA-Tencor systems. When a customer needs to move to the next manufacturing node, KLA-Tencor can help maximize the value of the customer’s existing assets.
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

Product Table

MARKETS	APPLICATIONS	PRODUCTS
Chip and Wafer Manufacturing
Defect Inspection/ Review	Patterned Wafer	3900 Series, 2930 Series, 2920 Series, Puma™ 9980 Series, Puma™ 9850 Series, Puma™ 9650 Series, Voyager™ 1015 Series
	High Productivity and All Surface	CIRCL™ with 8 Series, CV350i, BDR300™ and Micro300 modules 8 Series
	Unpatterned Wafer/Surface	Surfscan® SP7 Series, Surfscan® SP5 Series, Surfscan® SP3 Series
	Electron-beam Review	eDR7200™ Series
	Data Analytics	Klarity® product family 5D Analyzer® RDC FabVision® ProDATA™
Metrology	Overlay	Archer™ Series ATL™ Series
	Optical CD and Shape	SpectraShape™ product family
	Film Thickness/Index	SpectraFilm™ product family Aleris® product family
	Wafer Geometry and Topography	WaferSight™ Series
	Edge Bead Removal	CIRCL™
	Ion Implant and Anneal	Therma-Probe® 680xp
	Resistivity	RS product family
	Surface Metrology	HRP®-Series P-Series
	Data Analytics	5D Analyzer®
In Situ Process Management	Lithography, Plasma Etch, Deposition, CMP, Ion Implant, Wet Processing	SensArray® product family
In Situ Data Analytics	Lithography, Plasma Etch, Deposition, CMP, Ion Implant, Wet Processing	SensArray® PlasmaSuite, LithoSuite, Thermal MAP
Patterning Simulation	Lithography Simulation	PROLITH™

MARKETS AND APPLICATIONS	PRODUCTS
Reticle Manufacturing and Quality Control
Defect Inspection (mask shop)	Teron™ 600 Series, TeraScan™ 500XR
Defect Inspection (wafer fab)	Teron™ SL650 Series, X5.3™
Defect Inspection (mask blanks)	FlashScan®
Pattern Placement Metrology	LMS IPRO Series
Data Analytics	RDC, Klarity® Defect
Packaging Manufacturing
Wafer-Level Packaging Inspection | Metrology	CIRCL™-AP 8 Series-AP WI-2280 Zeta-5xx/6xx
Component Inspection | Metrology	ICOS® T890, ICOS® T3 and T7 Series
Data Analytics	Klarity® Defect
Compound Semiconductor | HDD Manufacturing
LED, Photonics, RF Communications	8-Series, WI-2280, Candela® 8720, Zeta-388, MicroXAM Series, P-Series, HRP®-Series
Power Devices	8 Series, WI-2280, Candela® CS920, MicroXAM Series, P-Series, HRP®-Series
MEMS	8 Series, P-Series, HRP®-Series, MicroXAM Series, Zeta-20, Zeta-300, Zeta-388, Nano Indenter G200
CPV Solar	ZetaScan Series, Zeta-20, Zeta-300
Display	ZetaScan Series, SensArray® Process Probe 2070, Zeta-300, P-17 OF, Nano Indenter G200
Data Storage Media/Head Manufacturing	8 Series, Candela® 71xx, Candela® 63xx, HRP®-Series, P-Series, Zeta-20, MicroXAM Series
Data Analytics	Klarity® Defect
General Purpose/Lab Applications
Surface Metrology: Stylus Profiling	P-Series Alpha-Step® product family HRP®-Series
Surface Metrology: Optical Profiling	MicroXAM Series
Nanomechanical Testers	Nano Indenter® G200 T150 UTM
Process Chamber Conditions	SensArray® product family
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
For the fiscal years ended June 30, 2018, 2017, and 2016, the following customers each accounted for more than 10% of total revenues:

Year ended June 30,
2018	2017	2016
Samsung Electronics Co., Ltd.	Samsung Electronics Co., Ltd.	Micron Technology, Inc.
	Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited
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
As of June 30, 2018, we employed approximately 2,420 full-time sales and related personnel, service engineers and applications engineers. In addition to sales and service offices in the United States, we conduct sales, marketing and services out of subsidiaries or branches in other countries, including China, Germany, Israel, Japan, Singapore, Korea and Taiwan. International revenues accounted for approximately 88%, 86% and 82% of our total revenues in the fiscal years ended June 30, 2018, 2017 and 2016, respectively. Additional information regarding our revenues from foreign operations for our last three fiscal years can be found in Note 17, “Segment Reporting and Geographic Information” to the consolidated financial statements.
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
Backlog
Our shipment backlog for systems and associated warranty totaled $1.56 billion and $1.46 billion as of June 30, 2018 and 2017, respectively, and primarily consists of sales orders where written customer requests have been received and the delivery is anticipated within the next 12 months. Orders for service contracts and unreleased products are excluded from shipment backlog. All orders are subject to cancellation or delay by the customer, often with limited or no penalties. We make adjustments for shipment backlog obtained from acquired companies, sales order cancellations, customer delivery date changes and currency adjustments. Shipment backlog is not subject to normal accounting controls for information that is either reported in or derived from our consolidated financial statements. In addition, the concept of shipment backlog is not defined in the accounting literature, making comparisons between periods and with other companies difficult and potentially misleading.
Our revenue backlog, which includes the gross value of sales orders where physical deliveries have been completed, but for which revenue has not been recognized pursuant to our policy for revenue recognition, totaled $415.0 million and $328.0 million as of June 30, 2018 and 2017, respectively. Orders for service contracts are excluded from revenue backlog.
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
Research and Development
The market for yield management and process monitoring systems is characterized by rapid technological development and product innovation. These technical innovations are inherently complex and require long development cycles and appropriate professional staffing. We believe that continued and timely development of new products and enhancements to existing products are necessary to maintain our competitive position. Accordingly, we devote a significant portion of our human and financial resources to research and development programs and seek to maintain close relationships with customers to remain responsive to their needs. In addition, we may enter into certain strategic development and engineering programs whereby certain government agencies or other third parties fund a portion of our research and development costs. As of June 30, 2018, we employed approximately 1,720 full-time research and development personnel.
Our key research and development activities during the fiscal year ended June 30, 2018 involved the development of process control and yield management equipment aimed at addressing the challenges posed by shrinking device sizes, the transition to new production materials, new device and circuit architecture, more demanding lithography processes and new packaging techniques. For information regarding our research and development expenses during the last three fiscal years, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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
Manufacturing, Raw Materials and Supplies
We perform system design, assembly and testing in-house and utilize an outsourcing strategy for the manufacture of components and major subassemblies. Our in-house manufacturing activities consist primarily of assembling and testing components and subassemblies that are acquired through third-party vendors and integrating those subassemblies into our finished products. Our principal manufacturing activities take place in the United States (Milpitas, California), Singapore, Israel, Germany and China. As of June 30, 2018, we employed approximately 1,150 full-time manufacturing personnel.
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
Employees
As of June 30, 2018, we employed approximately 6,550 full-time employees. Except for our employees in Belgium (where a trade union delegation has been recognized) and our employees in the German operations of our MIE business unit (who are represented by employee works council), none of our employees are represented by a labor union. We have not experienced work stoppages and believe that our employee relations are good.
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

excursion	For a manufacturing step or process, a deviation from normal operating conditions that can lead to decreased performance or yield of the final product.

fab	The main manufacturing facility for processing semiconductor wafers.

front end	The processes that make up the first half of the semiconductor manufacturing process, from wafer start through final contact window processing.

in situ	Refers to processing steps or tests that are done without moving the wafer. Latin for “in original position.”

interconnect	A highly conductive material, usually copper or aluminum, which carries electrical signals to different parts of a die.

lithography	A process in which a masked pattern is projected onto a photosensitive coating that covers a substrate.

mask shop	A manufacturer that produces the reticles used by semiconductor manufacturers.

metrology	The science of measurement to determine dimensions, quantity or capacity. In the semiconductor industry, typical measurements include critical dimension, overlay and film thickness.

microelectromechanical systems (MEMS)	Micron-sized mechanical devices powered by electricity, created using processes similar to those used to manufacture IC devices.

micron	A metric unit of linear measure that equals 1/1,000,000 meter (10-6m), or 10,000 angstroms (the diameter of a human hair is approximately 75 microns).

Moore’s Law	An observation made by Gordon Moore in 1965 and revised in 1975 that the number of transistors on a typical integrated circuit doubles approximately every two years.

nanometer (nm)	One billionth (10-9) of a meter.

patterned	For semiconductor manufacturing and industries using similar processing technologies, refers to substrates that have electronic circuits (transistors, interconnects, etc.) fabricated on the surface.

photoresist	A radiation-sensitive material that, when properly applied to a variety of substrates and then properly exposed and developed, masks portions of the substrate with a high degree of integrity.

process control	The ability to maintain specifications of products and equipment during manufacturing operations.

reticle	A very flat glass plate that contains the patterns to be reproduced on a wafer.

silicon on insulator (SOI)
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
As of June 30, 2018, we had $2.25 billion aggregate principal amount of senior, unsecured long-term notes. Additionally, we have commitments for an unfunded revolving credit facility of $750.0 million under the Credit Agreement. We may incur additional indebtedness in the future by accessing the unfunded portion of our revolving credit facility and/or entering into new financing arrangements. For example, at the same time we announced our intention to acquire Orbotech, we also announced a new stock repurchase program authorizing the repurchase up to $2.00 billion of our common stock, a large portion of which would be financed with new indebtedness. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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
Borrowings under our Revolving Credit Facility bear interest at a floating rate, and an increase in interest rates would require us to pay additional interest on any borrowings, which may have an adverse effect on the value and liquidity of our debt and the market price of our common stock could decline. The interest rate under our Revolving Credit Facility is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. Additionally, under our Revolving Credit Facility, we are required to comply with affirmative and negative covenants, which include the maintenance of certain financial ratios, the details of which can be found in Note 7, “Debt,” to our consolidated financial statements.
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

•	an impairment of our ability to obtain additional financing in the future; and

•	obligations to comply with restrictive and financial covenants as noted in the above risk factor and Note 7, “Debt,” to our consolidated financial statements.
Our ability to satisfy our future expenses as well as our new debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. Furthermore, our future operations may not generate sufficient cash flows to enable us to meet our future expenses and service our new debt obligations, which may impact our ability to manage our capital structure to preserve and maintain our investment grade rating. If our future operations do not generate sufficient cash flows, we may need to access the unfunded portion of our Revolving Credit Facility of $750.0 million or enter into new financing arrangements to obtain necessary funds. If we determine it is necessary to seek additional funding for any reason, we may not be able to obtain such funding or, if funding is available, we may not be able to obtain it on acceptable terms. Any additional borrowing under our revolving credit facility will place further pressure on us to comply with the financial covenants. If we fail to make a payment associated with our debt obligations, we could be in default on such debt, and such a default could cause us to be in default on our other obligations.

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

In addition, we may from time to time be involved in legal proceedings or claims regarding employment, immigration, contracts, product performance, product liability, antitrust, environmental regulations, securities, unfair competition and other matters. These legal proceedings and claims, regardless of their merit, may be time-consuming and expensive to prosecute or defend, divert management’s attention and resources, and/or inhibit our ability to sell our products. There can be no assurance regarding the outcome of current or future legal proceedings or claims, which could adversely affect our operating results, financial condition and ability to operate our business.
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
We earn profits in, and are therefore potentially subject to taxes in, the U.S. and numerous foreign jurisdictions, including Singapore, Israel and the Cayman Islands, the countries in which we earn the majority of our non-U.S. profits. Due to economic, political or other conditions, tax rates in those jurisdictions may be subject to significant change. A number of factors may adversely impact our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; changes in the tax rates imposed by those jurisdictions; expiration of tax holidays in certain jurisdictions that are not renewed; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions; changes in available tax credits; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws; changes in generally accepted accounting principles; and the repatriation of earnings from outside the United States for which we have not previously provided for United States taxes. A change in our effective tax rate can materially and adversely impact our results from operations. For example, as a consequence of the newly enacted Tax Cuts and Jobs Act (“the Act”), foreign earnings are now deemed to be repatriated, which resulted in a higher effective tax rate for the Company’s fiscal year ending June 30, 2018.

In addition, recent changes to U.S. tax laws will significantly impact how U.S. multinational corporations are taxed on foreign earnings. Numerous countries are evaluating their existing tax laws due in part, to recommendations made by the Organization for Economic Co-operation and Development’s (“OECD’s”) Base Erosion and Profit Shifting (“BEPS”) project. To address the impact of the recent U.S. tax law changes, we recorded a provisional tax amount of $339.6 million for the transitional tax liability and recorded a provisional tax amount of $102.1 million to re-measure certain deferred tax assets and liabilities as a result of the enactment of the Act. These provisional tax amounts recorded are based on our reasonable estimate until we fully complete our assessment and we may need additional information to complete our assessment. We are still evaluating the tax provisions related to Global Intangible Low-Taxed Income (“GILTI”) and we have not made a policy election on how to account for the GILTI provisions of the Act as allowed by the U.S. generally accepted accounting standards. Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine whether we expect to have future U.S. inclusions in taxable income related to GILTI and, if so, what the impact is expected to be. Also, the recent U.S. tax law changes are subject to further interpretations from the U.S. federal and state governments and regulatory organizations, such as Treasury Department and/or IRS and this could change the provisional tax liability or the accounting treatment of the provisional tax liability based on updated guidance and interpretations. A significant portion of the additional provisions for income taxes we have made due to the enactment of the Act is payable by us over a period of up to eight years. As a result, our cash flows from operating activities will be adversely impacted until the additional tax provisions are paid in full.
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
New accounting standards and taxation rules and varying interpretations of accounting pronouncements and taxation rules have occurred and will continue to occur in the future. Changes to (or revised interpretations or applications of) existing accounting standards or tax rules or the questioning of current or past practices may adversely affect our reported financial results or the way we conduct our business. For example, in May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update regarding revenue from contracts with customers, and in February 2016, the FASB issued an accounting standard update which amends the existing accounting standards for leases. Adoption of new standards may require changes to our processes, accounting systems, and internal controls. Difficulties encountered during adoption could result in internal control deficiencies or delay the reporting of our financial results. In addition, the passing of the Act in December 2017 caused us to significantly increase our provision for income taxes, which had a material adverse effect on our net income for the year ended June 30, 2018. Further interpretations of the Act from the government and regulatory organizations may change our tax expense provided for our transitional tax liability and deferred tax adjustments as well as our provision liability or accounting treatment of the provisional liability which may potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

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
On March 18, 2018, we entered into a definitive agreement to acquire Orbotech. Consummation of the acquisition is subject to customary conditions to closing, including the receipt of required regulatory approvals. If any condition to the closing of the acquisition is not satisfied or waived, the acquisition will not be completed. We and Orbotech also may terminate the acquisition agreement under certain circumstances. Any or all of the preceding could jeopardize our ability to consummate the acquisition on the already negotiated terms. To the extent the acquisition is not completed for any reason, we would have devoted substantial resources and management attention to the transaction without realizing the accompanying benefits expected by our management, and our financial condition and results of operations and the market value of our stock may be adversely affected. Additional risks and uncertainties associated with the acquisition include:

•	the failure to consummate the acquisition may result in negative publicity and a negative impression of us in the investment community;

•	we and Orbotech may be subject to additional proceedings in the future, which may effect the closing of the acquisition within the expected time frame, or at all;

•	required regulatory approvals from governmental entities may delay the acquisition or result in the imposition of conditions that could cause the abandonment of the acquisition;

•	the attention of our employees and management may be diverted due to activities related to the acquisition; and

•	disruptions from the acquisition, whether completed or not, may harm our relationships with our employees, customers, distributors, suppliers or other business partners.
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

•	complexities associated with managing the combined businesses, including difficulty addressing possible differences in corporate cultures and management philosophies; and

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisition.
In addition, we have operated and, until the completion of the acquisition will continue to operate, independently. It is possible that the integration process could result in:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES
Information regarding our principal properties as of June 30, 2018 is set forth below:

Location	Type	Principal Use	Square Footage	Ownership
Milpitas, CA	Office, plant and warehouse	Principal Executive Offices, Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	727,302	Owned

Serangoon, Singapore(2)	Office and plant	Sales, Service and Manufacturing	248,155	Owned

Migdal Ha’Emek, Israel	Office and plant	Research, Engineering, Marketing, Manufacturing, Service and Sales Administration	191,982	Owned

Westwood, MA(1)	Office and plant	Engineering, Marketing, Manufacturing and Service	146,742	Leased

Weilburg, Germany	Office and plant	Engineering, Marketing, Manufacturing, Service and Sales Administration	138,119	Leased

Hsinchu, Taiwan	Office	Sales and Service	73,676	Leased

Leuven, Belgium(1)	Office, plant and warehouse	Engineering, Marketing and Service and Sales Administration	60,654	Owned

Shanghai, China	Office	Research, Service and Sales Administration	56,790	Leased

Shenzhen, China	Office and plant	Sales, Service and Manufacturing	47,840	Leased

Chennai, India	Office	Engineering	46,351	Leased

Chennai, India	Office	Engineering	33,366	Owned

Yokohama, Japan	Office and warehouse	Sales and Service	27,079	Leased
__________________

(1)	Portions of this property are sublet, are vacant and marketed to sublease, or are leased to third parties.

(2)	We own the building at our location in Serangoon, Singapore, but the land on which this building resides is leased.
As of June 30, 2018, we owned or leased a total of approximately 2.1 million square feet of space worldwide, including the locations listed above and office space for smaller sales and service offices in several locations throughout the world. Our operating leases expire at various times through November 8, 2028, subject to renewal, with some of the leases containing renewal option clauses at the fair market value, for additional periods up to five years. Additional information regarding these leases is incorporated herein by reference to Note 13, “Commitments and Contingencies” to the consolidated financial statements. We believe our properties are adequately maintained and suitable for their intended use and that our production facilities have capacity adequate for our current needs.

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
The prices per share reflected in the following table represent the high and low prices for our common stock on the NASDAQ Global Select Market for the periods indicated:

	Year ended June 30, 2018			Year ended June 30, 2017
	High	Low	Cash Dividends Declared per share	High	Low	Cash Dividends Declared per share
First Fiscal Quarter	$106.09	$87.93	$0.59	$77.85	$66.88	$0.52
Second Fiscal Quarter	$114.43	$98.91	$0.59	$83.23	$69.75	$0.54
Third Fiscal Quarter	$123.96	$96.12	$0.59	$96.91	$77.86	$0.54
Fourth Fiscal Quarter	$118.56	$97.94	$0.75	$109.59	$91.09	$0.54
On August 2, 2018, we announced that our Board of Directors had declared a quarterly cash dividend of $0.75 per share to be paid on August 31, 2018 to stockholders of record as of the close of business on August 15, 2018.
As of July 13, 2018, there were 375 holders of record of our common stock.
Equity Repurchase Plans
The following is a summary of stock repurchases for each month during the fourth quarter of the fiscal year ended June 30, 2018(1):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2018 to April 30, 2018	—	$—	$1,000,000,000
May 1, 2018 to May 31, 2018	290,400	$110.00	$968,055,978
June 1, 2018 to June 30, 2018	52,800	$116.69	$961,894,818
Total	343,200	$111.03
 __________________

(1)
On March 16, 2018, our Board of Directors authorized a new repurchase program which permits us to repurchase up to $1.00 billion of our common stock, or up to $2.00 billion if the Orbotech Merger closes. Shares are reported based on the trade date of the applicable repurchase.

(2)
The stock repurchase program has no expiration date and may be suspended at any time. Future repurchases of our common stock under our repurchase program may be effected through various different repurchase transaction structures, including isolated open market transactions or systematic repurchase plans.

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
The following graph compares the cumulative 5-year total return attained by stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index (as required by SEC regulations) and the Philadelphia Semiconductor Index (PHLX). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from June 30, 2013 to June 30, 2018.

	June 2013	June 2014	June 2015	June 2016	June 2017	June 2018
KLA-Tencor Corporation	$100.00	$134.17	$133.10	$179.39	$230.12	$264.19
S&P 500	$100.00	$124.61	$133.86	$139.20	$164.11	$187.70
PHLX Semiconductor	$100.00	$134.53	$138.83	$150.22	$208.31	$271.06
__________________
 * Assumes $100 invested on June 30, 2013 in stock or index, including reinvestment of dividends.
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

	Year ended June 30,
(In thousands, except per share amounts)	2018	2017	2016	2015	2014
Consolidated Statements of Operations:
Total revenues	$4,036,701	$3,480,014	$2,984,493	$2,814,049	$2,929,408
Net income(1)	$802,265	$926,076	$704,422	$366,158	$582,755
Cash dividends declared per share (including a special cash dividend of $16.50 per share declared during the three months ended December 31, 2014)	$2.52	$2.14	$2.08	$18.50	$1.80
Net income per share:
Basic	$5.13	$5.92	$4.52	$2.26	$3.51
Diluted	$5.10	$5.88	$4.49	$2.24	$3.47

	As of June 30,
	2018	2017	2016	2015	2014
Consolidated Balance Sheets:
Cash, cash equivalents and marketable securities	$2,880,318	$3,016,740	$2,491,294	$2,387,111	$3,152,637
Working capital(2)	$3,330,917	$3,098,904	$2,865,609	$2,902,813	$3,690,484
Total assets	$5,619,356	$5,532,173	$4,962,432	$4,826,012	$5,535,846
Long-term debt(3)	$2,237,402	$2,680,474	$3,057,936	$3,173,435	$745,101
Total stockholders’ equity(3)	$1,620,511	$1,326,417	$689,114	$421,439	$3,669,346
__________

(1)
Our net income decreased to $802.3 million in the fiscal year ended June 30, 2018, primarily as a result of the income tax effects from the enacted tax reform legislation through the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017. Our net income decreased to $366.2 million in the fiscal year ended June 30, 2015, primarily as a result of the impact of the pre-tax net loss of $131.7 million for the loss on extinguishment of debt and certain one-time expenses of $2.5 million associated with the leveraged recapitalization that was completed during the three months ended December 31, 2014.

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
Goodwill and Intangible Assets. We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived purchased intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. See Note 6, “Goodwill and Purchased Intangible Assets” to the Consolidated Financial Statements for additional details. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We performed our annual qualitative assessment of the goodwill by reporting unit during the fiscal year ended June 30, 2018 and concluded that there was no impairment. There have been no significant events or circumstances affecting the valuation of goodwill subsequent to our annual impairment test. The next annual evaluation of the goodwill by reporting unit will be performed in the third quarter of the fiscal year ending June 30, 2019.
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
Income Taxes. We account for income taxes in accordance with the authoritative guidance, which requires income tax effects for changes in tax laws are recognized in the period in which the law is enacted.
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

EXECUTIVE SUMMARY
KLA-Tencor Corporation is a leading supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. Our broad portfolio of inspection and metrology products, and related service, software and other offerings primarily supports integrated circuit (“IC” or “chip”) manufacturers throughout the entire semiconductor fabrication process, from research and development to final volume production. We provide leading edge equipment, software and support that enable IC manufacturers to identify, resolve and manage significant advanced technology manufacturing process challenges and obtain higher finished product yields at lower overall cost. In addition to serving the semiconductor industry, we also provide a range of technology solutions to a number of other high technology industries, including advanced packaging, light emitting diode (“LED”), power devices, compound semiconductor, and data storage industries, as well as general materials research.
Our products and services are used by the vast majority of bare wafer, IC, lithography reticle (“reticle” or “mask”) and hard disk drive manufacturers around the world. Our products, services and expertise are used by our customers to measure, detect, analyze and resolve critical product defects that arise in that environment in order to control nanometric level manufacturing processes. Our revenues are driven largely by our customers’ spending on capital equipment and related maintenance services necessary to support key transitions in their underlying product technologies, or to increase their production volumes in response to market demand or expansion plans. Our semiconductor customers generally operate in one or more of the three major semiconductor markets - memory, foundry and logic. All three of these markets are characterized by rapid technological changes and sudden shifts in end-user demand, which influence the level and pattern of our customers’ spending on our products and services. Although capital spending in all three semiconductor markets has historically been very cyclical, the demand for more advanced and lower cost chips used in a growing number of consumer electronics, communications, data processing, and industrial and automotive products has resulted over the long term in a favorable demand environment for our process control and yield management solutions, particularly in the foundry and logic markets, which have higher levels of process control adoption than the memory market.
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
The semiconductor industry has also been characterized by constant technological innovation. Currently, there are multiple drivers for growth in the industry with increased demand for chips providing computation power and connectivity for Artificial Intelligence (“AI”) applications and support for mobile devices at the leading edge of foundry and logic chip manufacturing. Qualification of early extreme ultraviolet (“EUV”) lithography processes and equipment is driving growth at leading logic/foundry and dynamic random-access memory (“DRAM”) manufacturers. Expansion of the Internet of Things (“IoT”) together with increasing acceptance of advanced driver assistance systems (“ADAS”) in anticipation of the introduction of autonomous cars have begun to accelerate legacy-node technology conversions and capacity expansions. Intertwined in these areas, spurred by data storage and connectivity needs, is the growth in demand for memory chips. On the other hand, higher design costs for the most advanced ICs could economically constrain leading-edge manufacturing technology customers to focus their resources on only the large technologically advanced products and applications. We believe that, over the long term, our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and higher density applications that fuel demand for process control equipment, although the growth for such equipment may be adversely impacted by higher design costs for advanced ICs, reuse of installed products, and delays in production ramps by our customers in response to higher costs and technical challenges at more advanced technology nodes.

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
The following table sets forth some of our key consolidated financial information for each of our last three fiscal years:

	Year ended June 30,
(Dollar amounts in thousands, except diluted net income per share)	2018	2017	2016
Total revenues	$4,036,701	$3,480,014	$2,984,493
Costs of revenues	$1,447,369	$1,287,547	$1,163,391
Gross margin percentage	64%	63%	61%
Net income	$802,265	$926,076	$704,422
Diluted net income per share	$5.10	$5.88	$4.49

Total revenues during the fiscal year ended June 30, 2018 increased by 16% compared to the fiscal year ended June 30, 2017. Our year over year revenue growth was primarily due to increases from sales of both our wafer inspection and patterning products as our customers continue to invest in process control and services, and an increase in the number of post-warranty systems installed at our customers’ sites over this time period for our service revenues.
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
Proposed Merger with Orbotech, Ltd.
On March 18, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Orbotech, Ltd. (“Orbotech”) pursuant to which we would acquire Orbotech for $38.86 in cash and 0.25 of a share of our common stock in exchange for each ordinary share of Orbotech, which at the time of announcement valued Orbotech at $3.2 billion in enterprise value. The merger contemplated by the Merger Agreement (the “Orbotech Merger”) is subject to receipt of required regulatory approvals and satisfaction of the other customary closing conditions. We intend to fund the cash portion of the purchase price with cash from the combined company's balance sheet.
In addition, we announced a $2 billion share repurchase authorization. The share repurchase program is targeted to be completed within 12 to 18 months following the close of this transaction. We intend to raise approximately $1 billion in new long-term debt financing to complete the share repurchase
For additional details, refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” to the consolidated financial statements, and Item 1A, “Risk Factors”.

Revenues and Gross Margin

	Year ended June 30,
(Dollar amounts in thousands)	2018	2017	2016	FY18 vs. FY17		FY17 vs. FY16
Revenues:
Product	$3,160,671	$2,703,934	$2,250,260	$456,737	17%	$453,674	20%
Service	876,030	776,080	734,233	99,950	13%	41,847	6%
Total revenues	$4,036,701	$3,480,014	$2,984,493	$556,687	16%	$495,521	17%
Costs of revenues	$1,447,369	$1,287,547	$1,163,391	$159,822	12%	$124,156	11%
Gross margin percentage	64%	63%	61%	1%		2%
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
Product revenues increased by 17% in the fiscal year ended June 30, 2018 compared to the fiscal year ended June 30, 2017, primarily due to growth in revenues from our customers in Korea, China, and Japan. Our year over year increase in our product revenues were primarily driven by increased investments from our memory and wafer customers for next generation technology as well as capacity-related investments.
Product revenues increased by 20% in the fiscal year ended June 30, 2017 compared to the fiscal year ended June 30, 2016, primarily due to growth in revenues from our customers in Korea, Taiwan, and Europe & Israel. Our year over year increase in our product revenues were primarily driven by strong demand for our inspection and metrology products, increased investments by our foundry customers to support their new device architectures and, and sales of our next generation inspection products.
Service revenues
Service revenues are generated from maintenance contracts, as well as billable time and material service calls made to our customers after the expiration of the warranty period. The amount of our service revenues is typically a function of the number of post-warranty systems installed at our customers’ sites and the utilization of those systems, but it is also impacted by other factors, such as our rate of service contract renewals, the types of systems being serviced and fluctuations in foreign exchange rates. Service revenues increased sequentially over the fiscal years ended June 30, 2016, 2017 and 2018, primarily as a result of an increase over time in the number of post-warranty systems installed at our customers’ sites over that time period.
Revenues - Top Customers
The following customers each accounted for more than 10% of our total revenues for the indicated periods:

Year ended June 30,
2018	2017	2016
Samsung Electronics Co., Ltd.	Samsung Electronics Co., Ltd.	Micron Technology, Inc.
	Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited

Revenues by region
Revenues by region for the periods indicated were as follows:

	Year ended June 30,
(Dollar amounts in thousands)	2018		2017		2016
Korea	$1,178,601	29%	$688,094	20%	$367,905	12%
China	643,033	16%	412,098	12%	430,074	14%
Japan	638,358	16%	351,202	10%	444,216	15%
Taiwan	636,363	16%	1,104,307	32%	894,557	30%
North America	494,330	12%	523,024	14%	521,335	18%
Europe & Israel	300,883	7%	263,789	8%	167,936	6%
Rest of Asia	145,133	4%	137,500	4%	158,470	5%
Total	$4,036,701	100%	$3,480,014	100%	$2,984,493	100%
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
The following table summarizes the major factors that contributed to the changes in gross margin percentage:

Gross Margin Percentage
Fiscal year ended June 30, 2016	61.0%
Revenue volume of products and services	1.5%
Mix of products and services sold	0.6%
Manufacturing labor, overhead and efficiencies	—%
Other service and manufacturing costs	(0.1)%
Fiscal year ended June 30, 2017	63.0%
Revenue volume of products and services	0.8%
Mix of products and services sold	0.9%
Manufacturing labor, overhead and efficiencies	(0.4)%
Other service and manufacturing costs	(0.2)%
Fiscal year ended June 30, 2018	64.1%
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
Our gross margin increased to 64.1% during the fiscal year ended June 30, 2018 from 63.0% during the fiscal year ended June 30, 2017, primarily due to a favorable mix of products and services sold, a higher revenue volume of products and services, and lower customer support costs, partially offset by higher manufacturing and service costs to support increased volume of product shipments.

Our gross margin increased to 63.0% during the fiscal year ended June 30, 2017 from 61.0% during the fiscal year ended June 30, 2016, primarily due to a higher revenue volume of products and services and a favorable mix of products and services sold, partially offset by other service and manufacturing costs.
Research and Development (“R&D”)

	Year ended June 30,
(Dollar amounts in thousands)	2018	2017	2016	FY18 vs. FY17		FY17 vs. FY16
R&D expenses	$608,712	$526,870	$481,258	$81,842	16%	$45,612	9%
R&D expenses as a percentage of total revenues	15%	15%	16%	—%		(1)%
R&D expenses may fluctuate with product development phases and project timing as well as our focused R&D efforts that are aligned with our overall business strategy. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs, and other expenses.

R&D expenses during the fiscal year ended June 30, 2018 were higher compared to the fiscal year ended June 30, 2017, primarily due to an increase in employee-related expenses of $39.0 million as a result of additional engineering headcount, higher variable compensation, and higher employee benefit costs and an increase in engineering materials and supplies expenses of $32.7 million.
R&D expenses during the fiscal year ended June 30, 2017 were higher compared to the fiscal year ended June 30, 2016, primarily due to an increase in employee-related expenses of $25.4 million as a result of additional engineering headcount, higher variable compensation, and higher employee benefit costs, an increase in consulting expenses of $12.5 million, and an increase in engineering materials and supplies expenses of $9.9 million, partially offset by a decrease in depreciation expense of $7.3 million.
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
Selling, General and Administrative (“SG&A”)

	Year ended June 30,
(Dollar amounts in thousands)	2018	2017	2016	FY18 vs. FY17		FY17 vs. FY16
SG&A expenses	$443,426	$389,336	$379,399	$54,090	14%	$9,937	3%
SG&A expenses as a percentage of total revenues	11%	11%	13%	—%		(2)%
SG&A expenses during the fiscal year ended June 30, 2018 were higher compared to the fiscal year ended June 30, 2017, primarily due to an increase in employee-related expenses of $36.5 million mainly as a result of additional headcount, higher variable compensation and employee benefit costs, an increase in Orbotech merger-related expense of $10.6 million, an increase in facilities-related expense of $4.8 million, and an increase in travel-related costs of $4.6 million, partially offset by $9.3 million of lower Lam Research Corporation merger-related expenses.
SG&A expenses during the fiscal year ended June 30, 2017 were higher compared to the fiscal year ended June 30, 2016, primarily due to an increase in consulting expenses of $7.1 million, an increase in employee-related expenses of $6.7 million mainly as a result of higher variable compensation and employee benefit costs, partially offset by a decrease in merger-related expenses of $6.6 million.
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
We completed our global workforce reduction during the second quarter of the fiscal year ended June 30, 2017. Restructuring charges for the fiscal year ended June 30, 2017 was immaterial. Restructuring charges for the year ended June 30, 2016 were $8.9 million, of which $3.6 million were related to cost of revenues, $1.6 million to research and development expense and $3.7 million to selling, general and administrative expense lines of the consolidated statements of operations.
Interest Expense and Other Expense (Income), Net

	Year ended June 30,
(Dollar amounts in thousands)	2018	2017	2016
Interest expense	$114,376	$122,476	$122,887
Other expense (income), net	$(33,113)	$(19,461)	$(20,634)
Interest expense as a percentage of total revenues	3%	4%	4%
Other expense (income), net as a percentage of total revenues	1%	1%	1%
The decrease in interest expense during the fiscal year ended June 30, 2018 compared to the fiscal year ended June 30, 2017, was primarily due to a $250.0 million repayment of the Senior Notes at maturity and prepayment of term loans.

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
The increase in other expense (income), net during the fiscal year ended June 30, 2018 compared to the fiscal year ended June 30, 2017 was primarily due to an increase in interest income of $13.9 million and a decrease in accruals related to uncertain tax positions of $2.1 million, partially offset by a decrease in net gains from our investments in privately-held companies of $1.6 million.
The decrease in other expense (income), net during the fiscal year ended June 30, 2017 compared to the fiscal year ended June 30, 2016 was primarily due to an increase in interest accruals related to uncertain tax positions of $6.4 million, a decrease in net gains from our investments in privately-held companies of $3.6 million, partially offset by an increase in interest income of $8.8 million.
Provision for Income Taxes
The following table provides details of income taxes:

	Year ended June 30,
(Dollar amounts in thousands)	2018	2017	2016
Income before income taxes	$1,455,931	$1,173,246	$858,192
Provision for income taxes	$653,666	$247,170	$153,770
Effective tax rate	44.9%	21.1%	17.9%
Our effective tax rate during the fiscal year ended June 30, 2018 was impacted by the Tax Cuts and Jobs Act (“the Act”), which was enacted into law on December 22, 2017. Income tax effects resulting from changes in tax laws are accounted for by us in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of provision for income taxes from continuing operations. We have not fully completed our accounting for the tax effects of the enactment of the Act. As a result, we made an additional provision for income tax during the three months ended June 30, 2018 relating to the enactment of the Act.
This Act includes significant changes to the U.S. corporate income tax system which reduces the U.S. federal corporate tax rate from 35.0% to 21.0% as of January 1, 2018; shifts to a modified territorial tax regime which requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously tax deferred; and creates new taxes on certain foreign-sourced earnings. The decrease in the U.S. federal corporate tax rate from 35.0% to 21.0% results in a blended statutory tax rate of 28.1% for the fiscal year ended June 30, 2018. The new taxes for certain foreign-sourced earnings under the Act are effective for the Company after the fiscal year ended June 30, 2018.
Tax expense was higher as a percentage of income before taxes during the fiscal year ended June 30, 2018 compared to the fiscal year ended June 30, 2017 primarily due to the impact of the following items:

•
Tax expense increased by $339.6 million during the fiscal year ended June 30, 2018 relating to a transition tax on the Company’s total post-1986 earnings and profits (“E&P”) which, prior to the enactment of the Act, was previously deferred from U.S. income taxes;

•
Tax expense increased by $102.1 million during the fiscal year ended June 30, 2018 relating to the re-measurement of the Company’s deferred tax assets and liabilities based on the Act’s new corporate tax rate of 21.0%; partially offset by

•	Tax expense decreased by $50.9 million relating to the reduction of the U.S. federal corporate tax rate from 35.0% to 28.1% for the fiscal year ended June 30, 2018.

As of June 30, 2018, we had not yet completed our accounting for the tax effects of the enactment of the Act. Our provision for income taxes for the fiscal year ended June 30, 2018 is based in part on a reasonable estimate of the effects on its transition tax and existing deferred tax balances. For the amounts which we were able to reasonably estimate, we recognized a provisional tax amount of $441.7 million for the fiscal year ended June 30, 2018. The provisional tax amount is included as a component of provision for income taxes from continuing operations. The components of the provisional tax amounts are as follows:

•
We recorded a provisional tax amount of $339.6 million for the transition tax liability. We will elect to remit the U.S. transition tax liability in installments over an eight-year period. We have not yet completed the calculation of the total post-1986 foreign E&P and the income tax pools for all foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal and state governments and regulatory organizations may change the provisional tax liability or the accounting treatment of the provisional tax liability.

•
We recorded a provisional tax amount of $102.1 million to re-measure certain deferred tax assets and liabilities as a result of the enactment of the Act. We are still analyzing certain aspects of the Act and refining the estimate of the expected reversal of our deferred tax balances. This can potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

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
In the normal course of business, we are subject to examination by tax authorities throughout the world. We are under United States federal income tax examination for the fiscal year ended June 30, 2016. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material adverse effect on our results of operations or cash flows in the period or periods for which that determination is made.

Liquidity and Capital Resources

	As of June 30,
(Dollar amounts in thousands)	2018	2017	2016
Cash and cash equivalents	$1,404,382	$1,153,051	$1,108,488
Marketable securities	1,475,936	1,863,689	1,382,806
Total cash, cash equivalents and marketable securities	$2,880,318	$3,016,740	$2,491,294
Percentage of total assets	51%	55%	50%

	Year ended June 30,
(In thousands)	2018	2017	2016
Cash flows:
Net cash provided by operating activities	$1,229,120	$1,079,665	$759,696
Net cash provided by (used in) investing activities	291,618	(560,886)	144,687
Net cash used in financing activities	(1,270,103)	(472,805)	(636,702)
Effect of exchange rate changes on cash and cash equivalents	696	(1,411)	2,782
Net increase in cash and cash equivalents	$251,331	$44,563	$270,463
Cash and Cash Equivalents and Marketable Securities:
As of June 30, 2018, our cash, cash equivalents and marketable securities totaled $2.88 billion, which is a decrease of $136.4 million from June 30, 2017. The decrease is mainly due to the payment of $946.3 million for Senior Notes, term loans, and the borrowed amount under the Revolving Credit Facility, payment of dividends and dividend equivalents of $402.1 million, and stock repurchases of $203.2 million, partially offset by our cash generated from operations, proceeds from the Revolving Credit Facility, net of issuance costs, of $248.7 million, and net proceeds from marketable securities of $375.4 million. As of June 30, 2018, $1.93 billion of our $2.88 billion of cash, cash equivalents, and marketable securities were held by our foreign subsidiaries and branch offices. We have accrued U.S. federal taxes under the Tax Cut and Jobs Act and can repatriate these funds without incurring any additional U.S. federal tax other than if the U.S. dollar value of the funds increase. We currently intend to indefinitely reinvest $1.71 billion of the cash, cash equivalents and marketable securities held by our foreign subsidiaries. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay state and foreign taxes of approximately 1%-22% of the funds repatriated, in addition to the transition tax liability already computed on such balances. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued state and foreign tax on the remaining cash of $219.3 million of the$1.93 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Cash Dividends and Special Cash Dividend:
The total amount of regular quarterly cash dividends paid during the fiscal years ended June 30, 2018, 2017 and 2016 was $395.6 million, $335.4 million and $324.5 million, respectively. The increase in the amount of regular quarterly cash dividends paid during the fiscal year ended June 30, 2018 reflected the increase in the level of our regular quarterly cash dividend from $0.54 to $0.59 per share, and from $0.59 to $0.75 per share that were instituted during the three months ended September 30, 2017, and June 30, 2018, respectively. The amount of accrued dividends payable for regular quarterly cash dividends on unvested restricted stock units with dividend equivalent rights was $6.7 million and $4.8 million as of June 30, 2018 and 2017, respectively. These amounts will be paid upon vesting of the underlying unvested restricted stock units as described in Note 8, “Equity and Long-term Incentive Compensation Plans.”
On August 2, 2018, we announced that our Board of Directors had declared a quarterly cash dividend of $0.75 per share. Refer to Note 19, “Subsequent Events” to the consolidated financial statements for additional information regarding the declaration of our quarterly cash dividend announced subsequent to June 30, 2018.
On November 19, 2014, we declared a special cash dividend of $16.50 per share on our outstanding common stock which was paid on December 9, 2014 to our stockholders of record as of the close of business on December 1, 2014. Additionally, in connection with the special cash dividend, our Board of Directors and our Compensation Committee of our Board of Directors approved a proportionate and equitable adjustment to outstanding equity awards (restricted stock units and stock options) under the 2004 Equity Incentive Plan (the “2004 Plan”), as required by the 2004 Plan, subject to the vesting requirements of the underlying awards. As the adjustment was required by the 2004 Plan, the adjustment to the outstanding awards did not result in any incremental compensation expense due to modification of such awards, under the authoritative guidance. The declaration and payment of the special cash dividend was part of our leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 7, “Debt” that was completed during the three months ended December 31, 2014. As of the declaration date, the total amount of the special cash dividend accrued by us was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014, except for the aggregate special cash dividend of $43.0 million that was accrued for the unvested restricted stock units. As of June 30, 2018 and 2017, we had $2.8 million and $9.0 million, respectively, of accrued dividends payable for the special cash dividend with respect to outstanding unvested restricted stock units, which will be paid when such underlying unvested restricted stock units vest. We paid a special cash dividend with respect to vested restricted stock units during the fiscal years ended June 30, 2018, 2017 and 2016 of $6.4 million, $8.6 million and $21.8 million, respectively. Other than the special cash dividend declared during the three months ended December 31, 2014, we historically have not declared any special cash dividend.
Stock Repurchases:
The shares repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the fiscal years ended June 30, 2018 and 2017. The stock repurchase program is intended, in part, to offset shares issued in connection with the purchases under our ESPP program and the vesting of employee restricted stock units.
Fiscal Year 2018 Compared to Fiscal Year 2017
Cash Flows from Operating Activities:
We have historically financed our liquidity requirements through cash generated from operations. Net cash provided by operating activities during the fiscal year ended June 30, 2018 increased by $149.5 million compared to the fiscal year ended June 30, 2017, from $1.08 billion to $1.23 billion primarily as a result of the following key factors:

•	An increase in collections of approximately $533.0 million during the fiscal year ended June 30, 2018 compared to the fiscal year June 30, 2017, mainly driven by higher shipments;

•
An increase in interest income of approximately $14.0 million during the fiscal year ended June 30, 2018 compared to the fiscal year ended June 30, 2017, as U.S. dollar interest rates increased; partially offset by

◦	An increase in accounts payable payments of approximately $316.0 million during the fiscal year ended June 30, 2018 compared to the fiscal year ended June 30, 2017;

◦	An increase in income tax payments of $19.1 million during the fiscal year ended June 30, 2018 compared to the fiscal year ended June 30, 2017; and

◦	An increase in payroll and employee expenses of approximately $57.0 million during the fiscal year ended June 30, 2018 compared to the fiscal year ended June 30, 2017.
Cash Flows from Investing Activities:
Net cash provided by investing activities during the fiscal year ended June 30, 2018 was $291.6 million compared to net cash used by investing activities of $560.9 million during the fiscal year ended June 30, 2017. The change primarily resulted from net purchases of marketable securities of $492.8 million during the fiscal year ended June 30, 2017 compared to net liquidation of marketable securities of $375.4 million during the fiscal year ended June 30, 2018.
Cash Flows from Financing Activities:
Net cash used in financing activities during the fiscal year ended June 30, 2018 increased compared to the fiscal year ended June 30, 2017, from $472.8 million to $1.27 billion. Net cash used in financing activities were mainly impacted by:

•	An increase in the repayment of debt of $816.3 million during the fiscal year ended June 30, 2018 compared to the fiscal year ended June 30, 2017;

•	An increase in common stock repurchases of $178.2 million during the fiscal year ended June 30, 2018 compared to the fiscal year ended June 30, 2017

•
An increase in dividend and dividend equivalent payments of $58.1 million during the fiscal year ended June 30, 2018 compared to the fiscal year ended June 30, 2017, due to an increase in our quarterly dividend from $0.54 to $0.75 per share instituted during the fiscal year ended June 30, 2018, partially offset by

◦	An increase in proceeds from the Revolving Credit Facility, net of issuance costs of $248.7 million during the fiscal year ended June 30, 2018 compared to the fiscal year ended June 30, 2017.

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
Cash Flows from Investing Activities:
Net cash used by investing activities during the fiscal year ended June 30, 2017 was $560.9 million compared to net cash provided by investing activities of $144.7 million during the fiscal year ended June 30, 2016. The change primarily resulted from net purchases of marketable securities of $493.2 million and cash used for a business acquisition of $28.6 million during the fiscal year ended June 30, 2018.
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
The original discount on the Senior Notes amounted to $4.0 million and is being amortized over the life of the debt. Interest is payable semi-annually on May 1 and November 1 of each year. The debt indenture (the “Indenture”) includes covenants that limit our ability to grant liens on its facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted. As of June 30, 2018, we were in compliance with all of the covenants under the Indenture associated with the Senior Notes.
Credit Facility (Term Loans and Unfunded Revolving Credit Facility) and Revolving Credit Facility:
In November 2014, we entered into $750.0 million of five-year senior unsecured prepayable term loans and a $500.0 million unfunded revolving credit facility (collectively, the “Credit Facility”).
In November 2017, we entered into a Credit Agreement (the “Credit Agreement”) providing for a $750.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”), which replaced our prior Credit Facility. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased in an amount up to $250.0 million in the aggregate. We made borrowings of $250.0 million from the Revolving Credit Facility on the closing date, which were paid in full during the second half of the fiscal year ended June 30, 2018.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until its maturity on November 30, 2022 (the “Maturity Date”), at which time such Revolving Credit Facility will terminate, and all outstanding loans under such facility, together with all accrued and unpaid interest, must be repaid. We may prepay the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility will bear interest, at our option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to 175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to our credit rating. As of June 30, 2018, we elected to pay an annual commitment fee of 15 bps on the daily undrawn balance of the Revolving Credit Facility.
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
We were in compliance with the financial covenants under the Credit Agreement as of June 30, 2018 (the interest expense coverage ratio was 14.93 to 1.00 and the leverage ratio was 1.32 to 1.00). Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our first quarter of the fiscal year ending June 30, 2019.

Contractual Obligations
The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of June 30, 2018:

	Fiscal year ending June 30,
(In thousands)	Total	2019	2020	2021	2022	2023	2024 and thereafter	Others
Debt obligations(1)	$2,250,000	$—	$250,000	$—	$500,000	$—	$1,500,000	$—
Interest payment associated with all debt obligations(2)	700,573	102,453	98,238	94,016	83,703	72,538	249,625	—
Purchase commitments(3)	530,783	525,729	4,509	490	55	—	—	—
Income taxes payable(4)	63,931	—	—	—	—	—	—	63,931
Operating leases	26,361	8,410	6,417	4,489	2,448	1,837	2,760	—
Cash long-term incentive program(5)	162,907	60,790	49,085	38,899	14,133	—	—	—
Pension obligations(6)	26,205	1,484	1,668	1,481	2,194	1,945	17,433	—
Executive Deferred Savings Plan(7)	199,505	—	—	—	—	—	—	199,505
Transition tax payable(8)	347,548	29,169	27,685	27,685	27,685	27,685	207,639	—
Other(9)	9,571	6,467	2,167	659	278	—	—	—
Total contractual cash obligations	$4,317,384	$734,502	$439,769	$167,719	$630,496	$104,005	$1,977,457	$263,436
__________________

(1)	Represents $2.25 billion aggregate principal amount of Senior Notes due from fiscal year 2020 to fiscal year 2035.

(2)
The interest payments associated with the Senior Notes obligations included in the table above are based on the principal amount multiplied by the applicable coupon rate for each series of Senior Notes. Our future interest payments are subject to change if our then effective credit rating is below investment grade as discussed above. The interest payment under the Revolving Credit Facility for the undrawn balance is payable at 15 bps as a commitment fee based on the daily undrawn balance and we utilized the existing rate for the projected interest payments included in the table above. Our future interest payments for the Revolving Credit Facility is subject to change due to any upgrades or downgrades to our then effective credit rating.

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

(5)	Represents the amount committed under our cash long-term incentive program. The expected payment after estimated forfeitures is approximately $132.2 million.

(6)
Represents an estimate of expected benefit payments up to fiscal year 2028 that was actuarially determined and excludes the minimum cash required to contribute to the plan. As of June 30, 2018, our defined benefit pension plans do not have material required minimum cash contribution obligations.

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

(9)
Represents amounts committed for accrued dividends payable, substantially all of which are for the special cash dividend for the unvested restricted stock units as of the dividend record date as well as quarterly cash dividends for unvested restricted stock units granted with dividend equivalent rights. For additional details, refer to Note 8, “Equity and Long-term Incentive Compensation Plans,” to the Consolidated Financial Statements.

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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Year ended June 30,
(In thousands)	2018	2017	2016
Receivables sold under factoring agreements	$217,462	$152,509	$205,790
Proceeds from sales of LCs	$5,511	$48,780	$21,904
 Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $22.4 million, of which $15.6 million had been issued as of June 30, 2018, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe and Asia.
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
Working Capital:
Working capital was $3.33 billion as of June 30, 2018, which is an increase of $232.0 million compared to our working capital as of June 30, 2017. As of June 30, 2018, our principal sources of liquidity consisted of $2.88 billion of cash, cash equivalents and marketable securities. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions including the pending acquisition of Orbotech, and other factors such as uncertainty in the global and regional economies and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and our $750.0 million Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.

Our credit ratings as of June 30, 2018 are summarized below:

Rating Agency	Rating
Fitch	BBB+
Moody’s	Baa2
Standard & Poor’s	BBB
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, business acquisitions, our financial position and changes in our business strategy.
Off-Balance Sheet Arrangements
Under our foreign currency risk management strategy, we utilize derivative instruments to protect our earnings and cash flows from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed as an integral part of our overall risk management program, which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We continue our policy of hedging our current and forecasted foreign currency exposures with hedging instruments having tenors of up to 18 months (see Note 16, “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements for additional details). Our outstanding foreign currency hedge contracts, with maximum remaining maturities of approximately ten months as of June 30, 2018 and 2017, were as follows:

	As of June 30,
(In thousands)	2018	2017
Cash flow hedge contracts- foreign currency
Purchase	$8,116	$19,305
Sell	$115,032	$128,672
Other foreign currency hedge contracts
Purchase	$130,442	$165,563
Sell	$154,442	$118,504
In October 2014, we entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The Rate Lock Agreements had a notional amount of $1.00 billion in aggregate which matured in the second quarter of the fiscal year ended June 30, 2015. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and we recorded the fair value of $7.5 million as a gain within accumulated other comprehensive income (loss) as of December 31, 2014.We recognized $0.8 million for each of the fiscal years ended June 30, 2018, 2017 and 2016, for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. As of June 30, 2018, the unamortized portion of the fair value of the forward contracts for the rate lock agreements was $4.8 million.
During the three months ended June 30, 2018, we entered into a series of forward contracts (the “2018 Rate Lock Agreements”) to lock the benchmark interest rate prior to expected debt issuances. The objective of the 2018 Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The 2018 Rate Lock Agreement had a notional amount of $500.0 million in aggregate with contract maturity dates in the first half of the fiscal year ending June 30, 2019. Each forward contract will be closed on the earlier of the completion date of pricing of the portion of the intended debt being hedged or the expiration date. We designated each of the 2018 Rate Lock Agreements as a qualifying hedging instrument to be accounted for as a cash flow hedge, under which the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) (“OCI”), and subsequently amortized into earnings as a component of interest expenses over the term of the underlying debt. The ineffective portion, if any, will be recognized in earnings immediately. The fair market value of the 2018 Rate Lock Agreements outstanding as of the fiscal year ended June 30, 2018 was $4.9 million.

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
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of June 30, 2018. Actual results may differ materially.
As of June 30, 2018, we had an investment portfolio of fixed income securities of $1.50 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of June 30, 2018, the fair value of the portfolio would have declined by $13.6 million.
In November 2014, we issued $2.50 billion aggregate principal amount of fixed rate senior, unsecured long-term notes (collectively referred to as “Senior Notes”). The fair market value of long-term fixed interest rate notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as interest rates fall and decrease as interest rates rise. As of June 30, 2018, the fair value and the book value of our Senior Notes were $2.33 billion and $2.25 billion, respectively, due in various fiscal years ranging from 2020 to 2035. Additionally, the interest expense for the Senior Notes is subject to interest rate adjustments following a downgrade of our credit ratings below investment grade by the credit rating agencies. Following a rating change below investment grade, the stated interest rate for each series of Senior Notes may increase between 25 bps to 100 bps based on the adjusted credit rating. Refer to Note 7, “Debt” to the Consolidated Financial Statements in Part II, Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part II, Item 7 for additional details. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy. As of June 30, 2018, if our credit rating was downgraded below investment grade by Moody’s and S&P, the maximum potential increase to our annual interest expense on the Senior Notes, considering a 200 bps increase to the stated interest rate for each series of our Senior Notes, is estimated to be approximately $45.0 million.

In November 2017, we entered into a Credit Agreement (the “Credit Agreement”) for a $750.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”), which replaced our prior Credit Agreement. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased in an amount up to $250.0 million in the aggregate. We made borrowings of $250.0 million from the Revolving Credit Facility on the closing date, which were paid in full during the second half of the fiscal year ended June 30, 2018. As of June 30, 2018, we do not have any outstanding floating rate debts that are subject to an increase in interest rates. We are obligated to pay an annual commitment fee of 15 bps on the daily undrawn balance of the Revolving Credit Facility which is subject to an adjustment in conjunction with our credit rating downgrades or upgrades. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the Revolving Credit Facility, depending upon the then effective credit rating. As of June 30, 2018, if our credit ratings were downgraded to be below investment grade, the maximum potential increase to our annual commitment fee for the Revolving Credit Facility, using the highest range of the ranges discussed above, is estimated to be approximately $1.0 million.
See Note 4, “Marketable Securities” to the Consolidated Financial Statements in Part II, Item 8; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part II, Item 7; and Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K for a description of recent market events that may affect the value of the investments in our portfolio that we held as of June 30, 2018.
As of June 30, 2018, we had net forward and option contracts to sell $130.9 million in foreign currency in order to hedge certain currency exposures (see Note 16, “Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements for additional details). If we had entered into these contracts on June 30, 2018, the U.S. dollar equivalent would have been $1.4 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $30.2 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our income or cash flows.
As of June 30, 2018, we had forward contracts to sell $500.0 million in treasury securities in order to hedge certain interest rate exposures (see Note 14, “Derivative Instruments and Hedging Activities,” to the consolidated financial statements for additional details). A 10% adverse move in interest rates affecting the contracts would decrease the fair value of the contracts by $24.1 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our interest rate exposure, changes in most relevant interest rates should have no material impact on our income or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KLA-TENCOR CORPORATION
Consolidated Balance Sheets

	As of June 30,
(In thousands, except par value)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,404,382	$1,153,051
Marketable securities	1,475,936	1,863,689
Accounts receivable, net	651,678	571,117
Inventories	931,845	732,988
Other current assets	85,159	71,221
Total current assets	4,549,000	4,392,066
Land, property and equipment, net	286,306	283,975
Goodwill	354,698	349,526
Deferred income taxes	193,200	291,967
Purchased intangibles, net	19,333	18,963
Other non-current assets	216,819	195,676
Total assets	$5,619,356	$5,532,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$169,354	$147,380
Deferred system profit	279,581	180,861
Unearned revenue	69,255	65,507
Current portion of long-term debt	—	249,983
Other current liabilities	699,893	649,431
Total current liabilities	1,218,083	1,293,162
Non-current liabilities:
Long-term debt	2,237,402	2,680,474
Unearned revenue	71,997	59,713
Other non-current liabilities	471,363	172,407
Total liabilities	3,998,845	4,205,756
Commitments and contingencies (Notes 13 and 14)
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 262,718 and 261,654 shares issued, 156,048 and 156,840 shares outstanding, as of June 30, 2018 and June 30, 2017, respectively	156	157
Capital in excess of par value	617,843	529,126
Retained earnings	1,056,445	848,457
Accumulated other comprehensive income (loss)	(53,933)	(51,323)
Total stockholders’ equity	1,620,511	1,326,417
Total liabilities and stockholders’ equity	$5,619,356	$5,532,173
See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Operations

	Year ended June 30,
(In thousands, except per share amounts)	2018	2017	2016
Revenues:
Product	$3,160,671	$2,703,934	$2,250,260
Service	876,030	776,080	734,233
Total revenues	4,036,701	3,480,014	2,984,493
Costs and expenses:
Costs of revenues	1,447,369	1,287,547	1,163,391
Research and development	608,712	526,870	481,258
Selling, general and administrative	443,426	389,336	379,399
Interest expense	114,376	122,476	122,887
Other expense (income), net	(33,113)	(19,461)	(20,634)
Income before income taxes	1,455,931	1,173,246	858,192
Provision for income taxes	653,666	247,170	153,770
Net income	$802,265	$926,076	$704,422
Net income per share:
Basic	$5.13	$5.92	$4.52
Diluted	$5.10	$5.88	$4.49
Cash dividends declared per share	$2.52	$2.14	$2.08
Weighted-average number of shares:
Basic	156,346	156,468	155,869
Diluted	157,378	157,481	156,779

See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Comprehensive Income

	Year ended June 30,
(In thousands)	2018	2017	2016
Net income	$802,265	$926,076	$704,422
Other comprehensive income (loss):
Currency translation adjustments:
Change in currency translation adjustments	1,358	2,332	(3,898)
Change in income tax benefit or expense	(678)	(562)	1,399
Net change related to currency translation adjustments	680	1,770	(2,499)
Cash flow hedges:
Change in net unrealized gains or losses	(1,934)	10,138	(9,622)
Reclassification adjustments for net gains or losses included in net income	(3,846)	(3,222)	3,722
Change in income tax benefit or expense	2,491	(2,470)	2,122
Net change related to cash flow hedges	(3,289)	4,446	(3,778)
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	7,162	(1,534)	(4,552)
Available-for-sale securities:
Change in net unrealized gains or losses	(9,697)	(8,568)	3,549
Reclassification adjustments for net gains or losses included in net income	209	(191)	(312)
Change in income tax benefit or expense	2,325	1,439	(520)
Net change related to available-for-sale securities	(7,163)	(7,320)	2,717
Other comprehensive income (loss)	(2,610)	(2,638)	(8,112)
Total comprehensive income	$799,655	$923,438	$696,310
See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Stockholders’ Equity

	Common Stock and Capital in Excess of Par Value		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2015	157,851	$474,374	$(12,362)	$(40,573)	$421,439
Net income	—	—	704,422	—	704,422
Other comprehensive loss	—	—	—	(8,112)	(8,112)
Net issuance under employee stock plans	1,589	14,354	—	—	14,354
Repurchase of common stock	(3,445)	(10,049)	(165,694)	—	(175,743)
Cash dividends ($2.08 per share) and dividend equivalents declared	—	(82,295)	(241,541)	—	(323,836)
Stock-based compensation expense	—	45,050	—	—	45,050
Tax benefit for equity awards	—	11,540	—	—	11,540
Balances as of June 30, 2016	155,995	452,974	284,825	(48,685)	689,114
Net income	—	—	926,076	—	926,076
Other comprehensive loss	—	—	—	(2,638)	(2,638)
Net issuance under employee stock plans	1,088	26,132	—	—	26,132
Repurchase of common stock	(243)	(766)	(24,236)	—	(25,002)
Cash dividends ($2.14 per share) and dividend equivalents declared	—	—	(338,208)	—	(338,208)
Stock-based compensation expense	—	50,943	—	—	50,943
Balances as of June 30, 2017	156,840	529,283	848,457	(51,323)	1,326,417
Net income	—	—	802,265	—	802,265
Other comprehensive loss	—	—	—	(2,610)	(2,610)
Net issuance under employee stock plans	1,168	32,687	—	—	32,687
Repurchase of common stock	(1,960)	(6,755)	(196,414)	—	(203,169)
Cash dividends ($2.52 per share) and dividend equivalents declared	—	—	(397,863)	—	(397,863)
Stock-based compensation expense	—	62,784	—	—	62,784
Balances as of June 30, 2018	156,048	$617,999	$1,056,445	$(53,933)	$1,620,511
See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Consolidated Statements of Cash Flows

	Year Ended June 30,
(In thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$802,265	$926,076	$704,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,684	57,836	66,932
Asset impairment charges	1,000	358	1,396
Stock-based compensation expense	62,784	50,943	45,050
Deferred income taxes	98,760	4,007	19,804
Excess tax benefit from equity awards	—	—	(11,936)
Net (gain) loss on sales of marketable securities and other investments	195	(1,207)	(5,887)
Changes in assets and liabilities, net of business acquisition:
Accounts receivable, net	(76,497)	39,898	(8,292)
Inventories	(182,883)	(46,433)	(67,579)
Other assets	(37,632)	(26,596)	14,613
Accounts payable	21,778	40,100	3,109
Deferred system profit	98,720	6,310	25,860
Other liabilities	377,946	28,373	(27,796)
Net cash provided by operating activities	1,229,120	1,079,665	759,696
Cash flows from investing activities:
Acquisition of non-marketable securities	(3,377)	(3,430)	—
Business acquisition, net of cash acquired	(17,403)	(28,560)	—
Capital expenditures, net	(66,961)	(38,594)	(31,741)
Proceeds from sale of assets	14	2,947	7,076
Purchases of available-for-sale securities	(466,330)	(1,626,983)	(1,175,720)
Proceeds from sale of available-for-sale securities	233,259	434,873	737,817
Proceeds from maturity of available-for-sale securities	608,446	699,293	602,446
Purchases of trading securities	(77,922)	(97,525)	(68,378)
Proceeds from sale of trading securities	81,892	97,093	73,187
Net cash provided by (used in) investing activities	291,618	(560,886)	144,687
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	248,693	—	—
Repayment of debt	(946,250)	(130,000)	(135,000)
Issuance of common stock	61,444	45,359	38,298
Tax withholding payments related to vested and released restricted stock units	(28,756)	(19,169)	(23,942)
Common stock repurchases	(203,169)	(25,002)	(181,711)
Payment of dividends to stockholders	(402,065)	(343,993)	(346,283)
Excess tax benefit from equity awards	—	—	11,936
Net cash used in financing activities	(1,270,103)	(472,805)	(636,702)
Effect of exchange rate changes on cash and cash equivalents	696	(1,411)	2,782
Net increase in cash and cash equivalents	251,331	44,563	270,463
Cash and cash equivalents at beginning of period	1,153,051	1,108,488	838,025
Cash and cash equivalents at end of period	$1,404,382	$1,153,051	$1,108,488
Supplemental cash flow disclosures:
Income taxes paid, net	$253,128	$234,053	$105,187
Interest paid	$114,238	$119,998	$120,433
Non-cash activities:
Purchase of land, property and equipment - investing activities	$7,418	$3,299	$2,035
Business acquisition holdback amounts - investing activities	$—	$5,318	$—
Dividends payable - financing activities	$9,571	$13,772	$19,556
See accompanying notes to consolidated financial statements.

KLA-TENCOR CORPORATION
Notes to Consolidated Financial Statements
NOTE 1— DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business and Principles of Consolidation. KLA-Tencor Corporation (“KLA-Tencor” or the “Company”) is a supplier of process control and yield management solutions for the semiconductor and related nanoelectronics industries. KLA-Tencor’s broad portfolio of inspection and metrology products, and related service, software and other offerings primarily supports integrated circuit, which is referred to as an “IC” or “chip,” manufacturers throughout the entire semiconductor fabrication process, from research and development to final volume production. KLA-Tencor provides equipment, software and support that enable IC manufacturers to identify, resolve and manage significant advanced technology manufacturing process challenges and obtain higher finished product yields at lower overall cost. In addition to serving the semiconductor industry, KLA-Tencor also provides a range of technology solutions to a number of other high technology industries, including the advanced packaging, light emitting diode (“LED”), power devices, compound semiconductor, and data storage industries, as well as general materials research. Headquartered in Milpitas, California, KLA-Tencor has subsidiaries both in the United States and in key markets throughout the world.
The Consolidated Financial Statements include the accounts of KLA-Tencor and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
Proposed Merger with Orbotech, Ltd. On March 18, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Orbotech, Ltd. (“Orbotech”) pursuant to which KLA-Tencor would acquire Orbotech for $38.86 in cash and 0.25 of a share of KLA-Tencor common stock in exchange for each ordinary share of Orbotech, which at the time of announcement valued Orbotech at $3.2 billion in enterprise value. The merger contemplated by the Merger Agreement (the “Orbotech Merger”) is subject to receipt of required regulatory approvals and satisfaction of the other customary closing conditions.
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
Non-Marketable Equity Securities. KLA-Tencor acquires certain non-marketable equity investments for the promotion of business and strategic objectives. Non-marketable equity securities do not give the Company the ability to exercise significant influence over the investees and are accounted for under the cost method. Non-marketable equity securities are included in “Other non-current assets” on the balance sheet. Non-marketable equity securities are subject to a periodic impairment review; however, there are no open-market valuations, and the impairment analysis requires significant judgment. This analysis includes assessment of the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flow, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by the Company or others.

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
Inventories. Inventories are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less costs of completion, disposal and transportation. Demonstration units are stated at their manufacturing cost and written down to their net realizable value. The Company reviews and sets standard costs semi-annually at current manufacturing costs in order to approximate actual costs. The Company’s manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes, adjusted for excess capacity. Abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and spoilage are recognized as current period charges. The Company writes down product inventory based on forecasted demand and technological obsolescence and service spare parts inventory based on forecasted usage. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values.
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
Construction-in-process assets are not depreciated until the assets are placed in service. Depreciation expense for the fiscal years ended June 30, 2018, 2017 and 2016 was $53.3 million, $49.1 million and $52.6 million, respectively.
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
The following customers each accounted for more than 10% of total revenues for the indicated periods:

Year ended June 30,
2018	2017	2016
Samsung Electronics Co., Ltd.	Samsung Electronics Co., Ltd.	Micron Technology, Inc.
	Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited
The following customers each accounted for more than 10% of net accounts receivable as of the dates indicated below:

As of June 30,
2018	2017
Samsung Electronics Co., Ltd.	Samsung Electronics Co., Ltd.
Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited
SK Hynix, Inc.
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
Derivative Financial Instruments. KLA-Tencor uses financial instruments, such as forward exchange contracts and currency options, to hedge a portion of, but not all, existing and forecasted foreign currency denominated transactions. The purpose of the Company’s foreign currency program is to manage the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. The effect of exchange rate changes on forward exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. The Company also uses interest rate lock agreements to hedge the risk associated with the variability of cash flows due to changes in the benchmark interest rate of the intended debt financing. The Company believes these financial instruments do not subject the Company to speculative risk that would otherwise result from changes in currency exchange rates or interest rates.

All of the Company’s derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments adjusted for risk of counterparty non-performance. For derivative instruments designated and qualifying as cash flow hedges of forecasted foreign currency denominated transactions or debt financing expected to occur within twelve to eighteen months, the effective portion of the gain or loss on these hedges is reported as a component of “Accumulated other comprehensive income (loss)” in stockholders’ equity, and is reclassified into earnings when the hedged transaction affects earnings. If the transaction being hedged fails to occur, or if a portion of any derivative is (or becomes) ineffective, the gain or loss on the associated financial instrument is recorded immediately in earnings. For derivative instruments used to hedge existing foreign currency denominated assets or liabilities, the gains or losses on these hedges are recorded immediately in earnings to offset the changes in the fair value of the assets or liabilities being hedged.
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

Accounting for Non-qualified Deferred Compensation Plan. The Company has a non-qualified deferred compensation plan (known as “Executive Deferred Savings Plan”) under which certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. The Company controls the investment of these funds, and the participants remain general creditors of the Company. The Company invests these funds in certain mutual funds and such investments are classified as trading securities in the Consolidated Balance Sheets. Distributions from the Executive Deferred Savings Plan commence following a participant’s retirement or termination of employment or on a specified date allowed per the Executive Deferred Savings Plan provisions, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. Participants can generally elect the distributions to be paid in lump sum or quarterly cash payments over a scheduled period for up to 15 years and are allowed to make subsequent changes to their existing elections as permissible under the Executive Deferred Savings Plan provisions. The liability associated with the Executive Deferred Savings Plan is included as a component of other current liabilities in the consolidated balance sheets. Changes in the Executive Deferred Savings Plan liability is recorded in selling, general and administrative expense in the Consolidated Statements of Operations. The expense (benefit) associated with changes in the liability included in selling, general and administrative expense was $19.9 million, $20.9 million and $(0.8) million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively. The Company also has a deferred compensation asset that corresponds to the liability under the Executive Deferred Savings Plan and it is included as a component of other non-current assets in the Consolidated Balance Sheets. Changes in the Executive Deferred Savings Plan assets are recorded as gains (losses), net in selling, general and administrative expense in the Consolidated Statements of Operations. The amount of net gains included in selling, general and administrative expense were $19.5 million, $20.8 million and $0.1 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.
Income Taxes. The Company accounts for income taxes in accordance with the authoritative guidance, which requires income tax effects for changes in tax laws are recognized in the period in which the law is enacted.
Transition tax liability is recognized in the period when the change in the U.S. tax law was enacted and the income tax effects are recorded as a component of provision for income taxes from continuing operations. The calculation of the transition tax liability includes assumptions and reasonable estimates of the income tax effects and are based on provisional tax amounts. Several inputs were considered in the calculation, such as the calculation of the post-1986 foreign earnings and profit (“E&P”), income tax pools for all foreign subsidiaries, and the amount of those earnings held in cash and other specified assets. The Company applied the current interpretations from the U.S. federal and state governments and regulatory organization in its calculation of the transition tax liability and the Company's reasonable estimate of the transition tax liability could change if further interpretations are provided for in the future. The Company expects to fully complete its provisional transition tax liability calculation within the reasonable measurement period allowed by the authoritative guidance.
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
Reclassifications. Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. The reclassifications did not have material effects on the Consolidated Balance Sheets, Consolidated Statements of Operations, Comprehensive Income, Stockholder’s Equity and Cash Flows.
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
In February 2016, the FASB issued an accounting standard update which amends the existing accounting standards for leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification. Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months using a modified retrospective transition method. In July 2018, the FASB issued an amendment to the standard which provide the Company an option to apply the practical expedient allowed in the standard retrospectively with the cumulative effect recognized as of the date of adoption. The update is effective for the Company beginning in the first quarter of its fiscal year ending June 30, 2020. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and associated disclosures.
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
In January 2017, the FASB issued an accounting standard update on clarifying the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The standard is effective for the Company beginning in the first quarter of its fiscal year ending June 30, 2019. The impact of this update on the Company's financial position, results of operations, or cash flows depends on the facts and circumstances of future acquisition or disposal activities.
In March 2017, the FASB issued an accounting standard update that changes the statements of operations classification of net periodic benefit cost related to defined benefit pension and/or other postretirement benefit plans. Under the update, employers will present the service cost component of net periodic benefit cost in the same statements of operations line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit costs separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. The standard is effective for the Company beginning in the first quarter of its fiscal year ending June 30, 2019 and early adoption is permitted. It is required to be applied retrospectively, except for the provision regarding capitalization in assets which is required to be applied prospectively. The Company does not expect the update to have a material impact on its financial position, results of operations or cash flows.

In May 2017, the FASB issued an accounting standard update regarding stock compensation that provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting in order to reduce diversity in practice and reduce complexity. The update is effective for the Company beginning in the first quarter of its fiscal year ending June 30, 2019 and should be applied prospectively with early adoption permitted as of the beginning of an interim or annual reporting period. The Company does not expect the update to have a material impact on its financial position, results of operations or cash flows.
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
The Company’s financial instruments were classified within Level 1 or Level 2 of the fair value hierarchy as of June 30, 2018, because they were valued using quoted market prices, broker/dealer quotes or alternative pricing sources with observable levels of price transparency. As of June 30, 2018, the types of instruments valued based on quoted market prices in active markets included money market funds, certain U.S. Treasury securities and U.S. Government agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.

As of June 30, 2018, the types of instruments valued based on other observable inputs included corporate debt securities, sovereign securities, certain U.S. Treasury securities and U.S. Government agency securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
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
Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on the Company’s Consolidated Balance Sheet as follows:

As of June 30, 2018 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
U.S. Treasury securities	$1,996	$—	$1,996
Corporate debt securities	4,995	—	4,995
Money market funds and other	863,115	863,115	—
U.S. Government agency securities	7,675	—	7,675
Marketable securities:
Corporate debt securities	735,408	—	735,408
Sovereign securities	17,142	—	17,142
U.S. Government agency securities	316,022	299,501	16,521
U.S. Treasury securities	405,654	364,574	41,080
Total cash equivalents and marketable securities(1)	2,352,007	1,527,190	824,817
Other current assets:
Derivative assets	5,385	—	5,385
Other non-current assets:
Executive Deferred Savings Plan	197,213	143,580	53,633
Total financial assets(1)	$2,554,605	$1,670,770	$883,835
Liabilities
Other current liabilities:
Derivative liabilities	$(6,828)	$—	$(6,828)
Total financial liabilities	$(6,828)	$—	$(6,828)
__________________
(1) Excludes cash of $473.8 million held in operating accounts and time deposits of $54.5 million as of June 30, 2018.

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
There were no transfers between Level 1 and Level 2 fair value measurements during the fiscal year ended June 30, 2018 or 2017. The Company did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of June 30, 2018 or 2017.

NOTE 3 — FINANCIAL STATEMENT COMPONENTS
Consolidated Balance Sheets

	As of June 30,
(In thousands)	2018	2017
Accounts receivable, net:
Accounts receivable, gross	$663,317	$592,753
Allowance for doubtful accounts	(11,639)	(21,636)
	$651,678	$571,117
Inventories:
Customer service parts	$253,639	$245,172
Raw materials	331,065	240,389
Work-in-process	280,208	193,026
Finished goods	66,933	54,401
	$931,845	$732,988
Other current assets:
Prepaid expenses	$47,088	$36,146
Prepaid income tax and other taxes	23,452	22,071
Other current assets	14,619	13,004
	$85,159	$71,221
Land, property and equipment, net:
Land	$40,599	$40,617
Buildings and leasehold improvements	335,647	319,306
Machinery and equipment	577,077	551,277
Office furniture and fixtures	22,171	21,328
Construction-in-process	9,180	4,597
	984,674	937,125
Less: accumulated depreciation and amortization	(698,368)	(653,150)
	$286,306	$283,975
Other non-current assets:
Executive Deferred Savings Plan	$197,213	$182,150
Other non-current assets	19,606	13,526
	$216,819	$195,676
Other current liabilities:
Executive Deferred Savings Plan	$199,505	$183,603
Compensation and benefits	177,587	172,707
Other accrued expenses	123,869	116,039
Customer credits and advances	116,440	95,188
Warranty	42,258	45,458
Income taxes payable	23,287	17,040
Interest payable	16,947	19,396
	$699,893	$649,431
Other non-current liabilities:
Pension liabilities	$66,786	$72,801
Income taxes payable	371,665	68,439
Other non-current liabilities	32,912	31,167
	$471,363	$172,407

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (“OCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of June 30, 2018	$(29,974)	$(11,032)	$1,932	$(14,859)	$(53,933)

Balance as of June 30, 2017	$(30,654)	$(3,869)	$5,221	$(22,021)	$(51,323)

The effects on net income of amounts reclassified from accumulated OCI to the Consolidated Statements of Operations for the indicated periods were as follows (in thousands):

	Location in the Consolidated Statements of Operations	Year ended June 30,
Accumulated OCI Components		2018	2017
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$955	$2,846
	Costs of revenues	2,137	(378)
	Interest expense	754	754
	Net gains reclassified from accumulated OCI	$3,846	$3,222

Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$(209)	$191
The amounts reclassified out of accumulated OCI related to the Company’s defined benefit pension plans, which were recognized as a component of net periodic cost for the fiscal years ended June 30, 2018 and 2017 were $1.8 million and $1.9 million, respectively. For additional details, refer to Note 11, “Employee Benefit Plans.”
Consolidated Statements of Operations

	Year ended June 30,
(In thousands)	2018	2017	2016
Other expense (income), net:
Interest income	$(36,869)	$(23,270)	$(14,507)
Foreign exchange losses, net	708	641	1,235
Net realized losses (gains) on sale of investments	209	(191)	(311)
Other	2,839	3,359	(7,051)
	$(33,113)	$(19,461)	$(20,634)

NOTE 4 — MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of June 30, 2018 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$747,763	$148	$(7,508)	$740,403
Money market funds and other	863,115	—	—	863,115
Sovereign securities	17,293	—	(151)	17,142
U.S. Government agency securities	326,508	16	(2,827)	323,697
U.S. Treasury securities	411,329	3	(3,682)	407,650
Subtotal	2,366,008	167	(14,168)	2,352,007
Add: Time deposits(1)	54,537	—	—	54,537
Less: Cash equivalents	930,608	—	—	930,608
Marketable securities	$1,489,937	$167	$(14,168)	$1,475,936

As of June 30, 2017 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$1,120,548	$598	$(1,951)	$1,119,195
Money market funds and other	616,039	—	—	616,039
Sovereign securities	52,621	—	(56)	52,565
U.S. Government agency securities	510,553	62	(1,789)	508,826
U.S. Treasury securities	374,676	52	(1,429)	373,299
Subtotal	2,674,437	712	(5,225)	2,669,924
Add: Time deposits(1)	39,389	—	—	39,389
Less: Cash equivalents	845,639	—	(15)	845,624
Marketable securities	$1,868,187	$712	$(5,210)	$1,863,689
__________________
(1) Time deposits excluded from fair value measurements.
KLA-Tencor’s investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of the Company's unrealized losses are due to changes in market interest rates, and bond yields. The Company believes that it has the ability to realize the full value of all of these investments upon maturity. The following table summarizes the fair value and gross unrealized losses of the Company’s investments that were in an unrealized loss position as of the date indicated below:

As of June 30, 2018 (In thousands)	Fair Value	Gross Unrealized Losses(1)
Corporate debt securities	$648,552	$(7,508)
U.S. Treasury securities	380,753	(3,682)
U.S. Government agency securities	293,836	(2,827)
Sovereign securities	17,143	(151)
Total	$1,340,284	$(14,168)
 __________________

(1)	As of June 30, 2018, the amount of total gross unrealized losses related to investments that had been in a continuous loss position for 12 months or more was $5.3 million.

The contractual maturities of securities classified as available-for-sale, regardless of their classification on the Company’s Consolidated Balance Sheet, as of the date indicated below were as follows:

As of June 30, 2018 (In thousands)	Amortized Cost	Fair Value
Due within one year	$750,665	$746,978
Due after one year through three years	739,272	728,958
	$1,489,937	$1,475,936
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains on available for sale securities for the fiscal years ended June 30, 2018, 2017 and 2016 were $0.2 million, $0.4 million and $0.9 million, respectively. Realized losses on available for sale securities were immaterial for all years presented.

NOTE 5 - BUSINESS COMBINATIONS

On June 9, 2017, the Company completed the acquisition of the outstanding shares of a privately-held company that designs and manufactures optical profilers and defect inspection systems for advanced semiconductor packaging, LED and data storage industries, for total purchase consideration of $36.8 million, inclusive of post-closing adjustments. The primary reason for the acquisition is to expand the Company’s portfolio of products.

The following table represents the purchase price allocation and summarizes the aggregate estimated fair value of the net assets acquired, including post-closing adjustments:

(In thousands)	Purchase Price Allocation
Intangible assets	$17,660
Goodwill	14,379
Assets acquired (including cash and marketable securities of $3.2 million)	6,110
Liabilities assumed	(1,334)
Fair value of net assets acquired	$36,815

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The $14.4 million of goodwill was assigned to the Global Service and Support (“GSS”), and the Others reporting units. None of the goodwill recognized is deductible for income tax purposes.

On April 2, 2018, the Company acquired a product line from Keysight Technologies, Inc., a related party, for total purchase consideration of $12.1 million, including intangible assets of $5.0 million and goodwill of $5.2 million, which was assigned to GSS. None of the goodwill recognized is deductible for income tax purposes. See Note 18 “Related Party Transactions” for additional details.

NOTE 6 — GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the current and prior business combinations. The Company has four reporting units: Wafer Inspection, Patterning, GSS, and Others. The following table presents goodwill balances and the movements by reporting unit during the fiscal years ended June 30, 2018 and 2017:

(In thousands)	Wafer Inspection	Patterning	GSS	Others	Total
Balance as of June 30, 2016	$281,026	$53,255	$—	$896	$335,177
Acquired goodwill	—	—	2,856	11,424	14,280
Foreign currency adjustment	69	—	—	—	69
Balance as of June 30, 2017	281,095	53,255	2,856	12,320	349,526
Acquired goodwill	—	—	5,163	—	5,163
Foreign currency and other adjustments	(90)	—	20	79	9
Balance as of June 30, 2018	$281,005	$53,255	$8,039	$12,399	$354,698
Goodwill is net of accumulated impairment losses of $277.6 million, which were recorded prior to the fiscal year ended June 30, 2014. The acquired goodwill during the fiscal year ended June 30, 2018 and 2017 resulted primarily from the acquisition of certain assets and liabilities of privately-held companies. See Note 5 “Business Combinations” for additional details.
The Company performed a qualitative assessment of the goodwill by reporting unit as of February 28, 2018, during the three months ended March 31, 2018 and concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of key factors including change in industry and competitive environment, market capitalization, stock price, earnings multiples, budgeted-to-actual revenue performance from prior year, gross margin and cash flow from operating activities. As such, it was not necessary to perform the two-step quantitative goodwill impairment test at that time. In addition, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed in the third quarter of the fiscal year ended June 30, 2018. The next annual assessment of goodwill by reporting unit is scheduled to be performed in the third quarter of the fiscal year ending June 30, 2019.
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of June 30, 2018			As of June 30, 2017
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$160,859	$144,202	$16,657	$157,259	$140,346	$16,913
Trade name/Trademark	7 years	20,993	20,060	933	20,993	19,902	1,091
Customer relationships	7-8 years	56,680	55,136	1,544	55,680	54,959	721
Backlog	<1 year	660	461	199	260	22	238
Total		$239,192	$219,859	$19,333	$234,192	$215,229	$18,963
Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

For the fiscal years ended June 30, 2018, 2017 and 2016, amortization expense for purchased intangible assets was $4.6 million, $3.0 million and $7.6 million, respectively. The increase in the gross carrying value resulted primarily from the acquisition of certain assets and liabilities of privately-held companies. See Note 5 “Business Combinations” for additional details. Based on the intangible assets recorded as of June 30, 2018, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2019	$3,400
2020	3,201
2021	3,201
2022	3,201
2023	3,151
Thereafter	3,179
Total	$19,333

NOTE 7 — DEBT
The following table summarizes the debt of the Company as of June 30, 2018 and June 30, 2017:

	As of June 30, 2018		As of June 30, 2017
	Amount (in thousands)	Effective Interest Rate	Amount (in thousands)	Effective Interest Rate
Fixed-rate 2.375% Senior notes due on November 1, 2017	$—	—%	$250,000	2.396%
Fixed-rate 3.375% Senior notes due on November 1, 2019	250,000	3.377%	250,000	3.377%
Fixed-rate 4.125% Senior notes due on November 1, 2021	500,000	4.128%	500,000	4.128%
Fixed-rate 4.650% Senior notes due on November 1, 2024(1)	1,250,000	4.682%	1,250,000	4.682%
Fixed-rate 5.650% Senior notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Term loans	—	—%	446,250	2.137%
Total debt	2,250,000		2,946,250
Unamortized discount	(2,523)		(2,901)
Unamortized debt issuance costs	(10,075)		(12,892)
Total debt	$2,237,402		$2,930,457

Reported as:
Current portion of long-term debt	$—		$249,983
Long-term debt	2,237,402		2,680,474
Total debt	$2,237,402		$2,930,457
__________________

(1)
The effective interest rate disclosed above for this series of Senior Notes excludes the impact of the treasury rate lock hedge discussed below. The effective interest rate including the impact of the treasury rate lock hedge was 4.626%.

As of June 30, 2018, future principal payments for the long-term debt are summarized as follows.

Fiscal year ending June 30,	Amount (In thousands)
2019	$—
2020	250,000
2021	—
2022	500,000
2023	—
Thereafter	1,500,000
Total payments	$2,250,000
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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of June 30, 2018 and June 30, 2017 was approximately $2.33 billion and $2.67 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of June 30, 2018, the Company was in compliance with all of its covenants under the Indenture associated with the Senior Notes.

Credit Facility (Term Loans and Unfunded Revolving Credit Facility) and Revolving Credit Facility:
In November 2014, the Company entered into $750.0 million of five-year senior unsecured prepayable term loans and a $500.0 million unfunded revolving credit facility (collectively, the “Credit Facility”).
In November 2017, the Company entered into a Credit Agreement (the “Credit Agreement”) providing for a $750.0 million five-year unsecured revolving credit facility (the “Revolving Credit Facility”), which replaced its prior Credit Facility. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased in an amount up to $250.0 million in the aggregate. The Company made borrowings of $250.0 million from the Revolving Credit Facility on the closing date, which were paid in full during the second half of the fiscal year ended June 30, 2018.
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
Borrowings under the Revolving Credit Facility will bear interest, at the Company’s option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. The Company is also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to the Company’s credit rating. As of June 30, 2018, the Company elected to pay an annual commitment fee of 15 bps on the daily undrawn balance of the Revolving Credit Facility.
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
The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2018.
NOTE 8 — EQUITY AND LONG-TERM INCENTIVE COMPENSATION PLANS
Equity Incentive Program
As of June 30, 2018, the Company had two plans under which the Company was able to issue equity incentive awards, such as restricted stock units and stock options, to its employees, consultants and members of its Board of Directors: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 1998 Director Plan (the “Outside Director Plan”).
2004 Plan:
The 2004 Plan provides for the grant of options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock units, performance shares, performance units and deferred stock units to the Company’s employees, consultants and members of its Board of Directors. As of June 30, 2018, 2.0 million shares were available for issuance under the 2004 Plan.
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

Outside Director Plan
The Outside Director Plan only permits the issuance of stock options to the non-employee members of the Board of Directors. As of June 30, 2018, 1.7 million shares were available for grant under the Outside Director Plan.
Equity Incentive Plans - General Information
The following table summarizes the combined activity under the Company’s equity incentive plans for the indicated periods:

(In thousands)	Available For Grant
Balances as of June 30, 2015	7,810
Restricted stock units granted(1)(3)	(1,541)
Restricted stock units canceled(1)	509
Balances as of June 30, 2016	6,778
Restricted stock units granted(1)(3)	(2,169)
Restricted stock units canceled(1)	101
Balances as of June 30, 2017	4,710
Restricted stock units granted(1)(3)	(1,132)
Restricted stock units granted adjustment(2)	33
Restricted stock units canceled(1)	69
Balances as of June 30, 2018	3,680
__________________

(1)	The number of restricted stock units reflects the application of the award multiplier as described above (1.8x or 2.0x depending on the grant date of the applicable award).

(2)
Represents the portion of restricted stock units granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the fiscal year ended June 30, 2018.

(3)
Includes restricted stock units granted to senior management with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of June 30, 2018, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria had been satisfied. Therefore, this line item includes all performance-based restricted stock units granted during the fiscal year, reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.3 million shares, 84 thousand shares and 0.7 million shares for the fiscal years ended June 30, 2018, 2017 and 2016, respectively, after application of the 1.8x or 2.0x multiplier described above).

The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. For restricted stock units granted without “dividend equivalent” rights, fair value is calculated using the closing price of the Company’s common stock on the grant date, adjusted to exclude the present value of dividends which are not accrued on those restricted stock units. The fair value for restricted stock units granted with “dividend equivalent” rights is determined using the closing price of the Company’s common stock on the grant date. As of June 30, 2018, the Company accrued $9.6 million of dividends payable, which included both a special cash dividend and regular quarterly cash dividends for the unvested restricted stock units outstanding as of the dividend record date. The fair value for purchase rights under the Company’s Employee Stock Purchase Plan is determined using a Black-Scholes valuation model.

The following table shows pre-tax stock-based compensation expense for the indicated periods:

	Year ended June 30,
(In thousands)	2018	2017	2016
Stock-based compensation expense by:
Costs of revenues	$8,062	$5,338	$4,689
Research and development	11,249	8,089	8,618
Selling, general and administrative	43,473	37,516	31,743
Total stock-based compensation expense	$62,784	$50,943	$45,050
The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of June 30,
	2018	2017
Inventory	$4,580	$2,820

Restricted Stock Units
The following table shows the applicable number of restricted stock units and weighted-average grant date fair value for restricted stock units granted, vested and released, withheld for taxes, and forfeited during the fiscal year ended June 30, 2018 and restricted stock units outstanding as of June 30, 2018 and 2017:

Restricted Stock Units	Shares (In thousands) (1)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2017(2)	2,241	$68.24
Granted(2)	567	$95.95
Granted adjustments(3)	(17)	$74.26
Vested and released	(435)	$66.87
Withheld for taxes	(307)	$66.87
Forfeited	(35)	$67.33
Outstanding restricted stock units as of June 30, 2018(2)	2,014	$76.50
 __________________

(1)
Share numbers reflect actual shares subject to awarded restricted stock units. As described above, under the terms of the 2004 Plan, the number of shares subject to each award reflected in this number is multiplied by either 1.8x or 2.0x (depending on the grant date of the award) to calculate the impact of the award on the share reserve under the 2004 Plan.

(2)
Includes restricted stock units granted to senior management with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of June 30, 2018, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria had been satisfied. Therefore, this line item includes all performance-based restricted stock units, reported at the maximum possible number of shares (i.e., 0.2 million shares for the fiscal year ended June 30, 2018, 42 thousand shares for fiscal year ended June 30, 2017 and 0.3 million shares for the fiscal year ended June 30, 2016) that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

(3)
Represents the portion of restricted stock units granted with performance based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the fiscal year ended June 30, 2018.

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

The following table shows the weighted-average grant date fair value per unit for the restricted stock units granted and the restricted stock units vested and tax benefits realized by the Company in connection with vested and released restricted stock units for the indicated periods:

(In thousands, except for weighted-average grant date fair value)	Year ended June 30,
	2018	2017	2016
Weighted-average grant date fair value per unit	$95.95	$78.83	$51.12
Grant date fair value of vested restricted stock units	$49,606	$33,820	$51,992
Tax benefits realized by the Company in connection with vested and released restricted stock units	$16,615	$15,829	$27,412
As of June 30, 2018, the unrecognized stock-based compensation expense balance related to restricted stock units was $104.3 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.3 years. The intrinsic value of outstanding restricted stock units as of June 30, 2018 was $206.5 million.
Cash-Based Long-Term Incentive Compensation
The Company has adopted a cash-based long-term incentive (“Cash LTI”) program for many of its employees as part of the Company’s employee compensation program. During the fiscal years ended June 30, 2018 and 2017, the Company approved Cash LTI awards of $64.9 million and $96.7 million, respectively, under the Company’s Cash Long-Term Incentive Plan (“Cash LTI Plan”). The Company changed the timing of its annual grants for its employees resulting in the Cash LTI awards being lower during the fiscal year ended June 30, 2018 compared to the fiscal year ended June 30, 2017. Cash LTI awards issued to employees under the Cash LTI Plan will vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date. Executives and non-employee Board members are not participating in this program. During the fiscal years ended June 30, 2018, 2017 and 2016, the Company recognized $52.4 million, $48.8 million and $44.6 million, respectively, in compensation expense under the Cash LTI Plan. As of June 30, 2018, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $132.1 million.
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
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Year ended June 30,
	2018	2017	2016
Stock purchase plan:
Expected stock price volatility	28.7%	23.4%	25.4%
Risk-free interest rate	1.1%	0.5%	0.2%
Dividend yield	2.5%	2.8%	3.3%
Expected life (in years)	0.50	0.50	0.50

The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Year ended June 30,
	2018	2017	2016
Total cash received from employees for the issuance of shares under the ESPP	$61,452	$45,358	$38,295
Number of shares purchased by employees through the ESPP	733	705	735
Tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP	$1,664	$1,999	$2,194
Weighted-average fair value per share based on Black-Scholes model	$21.95	$15.16	$12.48
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. As of June 30, 2018, a total of 2.0 million shares were reserved and available for issuance under the ESPP.
Quarterly cash dividends
On May 3, 2018, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.75 per share on the outstanding shares of the Company’s common stock, which was paid on June 1, 2018 to the stockholders of record as of the close of business on May 15, 2018. The total amount of regular quarterly cash dividends paid by the Company during the fiscal years ended June 30, 2018 and 2017 was $395.6 million and $335.4 million, respectively. The amount of accrued dividends payable for regular quarterly cash dividends on unvested restricted stock units with dividend equivalent rights was $6.7 million and $4.8 million as of June 30, 2018 and 2017, respectively. These amounts will be paid upon vesting of the underlying restricted stock units. Refer to Note 19, “Subsequent Events” to the consolidated financial statements for additional information regarding the declaration of our quarterly cash dividend announced subsequent to June 30, 2018.
Special cash dividend
On November 19, 2014, the Company’s Board of Directors declared a special cash dividend of $16.50 per share on our outstanding common stock, which was paid on December 9, 2014 to the stockholders of record as of the close of business on December 1, 2014. The declaration and payment of the special cash dividend was part of the Company’s leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 7, “Debt” that was completed during the three months ended December 31, 2014. As of the declaration date, the total amount of the special cash dividend accrued by the Company was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014, except for the aggregate special cash dividend of $43.0 million that was accrued for the unvested restricted stock units. As of June 30, 2018 and 2017, the Company had a total of $2.8 million and $9.0 million, respectively, of accrued dividends payable for the special cash dividend with respect to outstanding unvested restricted stock units, which will be paid when such underlying unvested restricted stock units vest. The Company paid a special cash dividend with respect to vested restricted stock units during the fiscal years ended June 30, 2018 and 2017 of $6.4 million and $8.6 million respectively. Other than the special cash dividend declared during the three months ended December 31, 2014, the Company historically has not declared any special cash dividend.
NOTE 9 — STOCK REPURCHASE PROGRAM
The Company’s Board of Directors has authorized a program for the Company to repurchase shares of the Company’s common stock. The intent of this program is to offset the dilution from KLA-Tencor’s equity incentive plans and employee stock purchase plan, as well as to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases were made in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder such as Rule 10b-18 and Rule 10b5-1. On March 16, 2018, the Company’s Board of Directors canceled the existing repurchase program and authorized a new repurchase program which permits the Company to repurchase up to $1.00 billion of its common stock, or up to $2.00 billion if the Orbotech Merger closes. This new stock repurchase program has no expiration date and may be suspended at any time. As of June 30, 2018, an aggregate of approximately $961.9 million was available for repurchase under the Company’s repurchase program.

Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

(In thousands)	Year ended June 30,
	2018	2017	2016
Number of shares of common stock repurchased	1,960	243	3,445
Total cost of repurchases	$203,169	$25,002	$175,743
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
The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share amounts)	Year ended June 30,
	2018	2017	2016
Numerator:
Net income	$802,265	$926,076	$704,422
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	156,346	156,468	155,869
Effect of dilutive restricted stock units and options (1)	1,032	1,013	910
Weighted-average shares-diluted	157,378	157,481	156,779
Basic net income per share	$5.13	$5.92	$4.52
Diluted net income per share	$5.10	$5.88	$4.49
Anti-dilutive securities excluded from the computation of diluted net income per share	—	46	9
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
The total expenses under the profit sharing and 401(k) programs aggregated $16.0 million in the fiscal year ended June 30, 2018, and $15.3 million in each of the fiscal years ended June 30, 2017 and 2016. The Company has no defined benefit plans in the United States. In addition to the profit sharing plan and the United States 401(k), several of the Company’s foreign subsidiaries have retirement plans for their full-time employees, several of which are defined benefit plans. Consistent with the requirements of local law, the Company deposits funds for certain of these plans with insurance companies, with third-party trustees or into government-managed accounts and/or accrues for the unfunded portion of the obligation. The assumptions used in calculating the obligation for the foreign plans depend on the local economic environment.
The Company applies authoritative guidance that requires an employer to recognize the funded status of each of its defined pension and post-retirement benefit plans as a net asset or liability on its balance sheets. Additionally, the authoritative guidance requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. The benefit obligations and related assets under the Company’s plans have been measured as of June 30, 2018 and 2017.

Summary data relating to the Company’s foreign defined benefit pension plans, including key weighted-average assumptions used, is provided in the following tables:

	Year ended June 30,
(In thousands)	2018	2017
Change in projected benefit obligation:
Projected benefit obligation as of the beginning of the fiscal year	$97,265	$89,923
Service cost	4,127	4,015
Interest cost	1,302	1,117
Contributions by plan participants	78	76
Actuarial (gain) loss	(8,228)	2,991
Benefit payments	(1,190)	(1,363)
Transfer in	2,806	—
Foreign currency exchange rate changes and others, net	522	506
Projected benefit obligation as of the end of the fiscal year	$96,682	$97,265

	Year ended June 30,
(In thousands)	2018	2017
Change in fair value of plan assets:
Fair value of plan assets as of the beginning of the fiscal year	$21,780	$18,894
Actual return on plan assets	850	241
Employer contributions	3,662	3,330
Benefit and expense payments	(1,190)	(1,363)
Transfer in	2,806	—
Foreign currency exchange rate changes and others, net	24	678
Fair value of plan assets as of the end of the fiscal year	$27,932	$21,780

	As of June 30,
(In thousands)	2018	2017
Underfunded status	$68,750	$75,485

	As of June 30,
(In thousands)	2018	2017
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$60,047	$56,967
Projected benefit obligation	$96,682	$97,265
Plan assets at fair value	$27,932	$21,780

Year ended June 30,
	2018	2017	2016
Weighted-average assumptions(1):
Discount rate	0.5%-2.3%	0.8%-1.9%	0.5%-2.0%
Expected rate of return on assets	1.3%-2.9%	1.5%-2.9%	1.8%-2.5%
Rate of compensation increases	3.0%-4.5%	3.0%-5.8%	3.0%-5.8%
(1) Represents the weighted-average assumptions used to determine the benefit obligation.
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

The following table presents losses recognized in accumulated other comprehensive income (loss) before tax related to the Company’s foreign defined benefit pension plans:

	Year ended June 30,
(In thousands)	2018	2017
Unrecognized transition obligation	$251	$190
Unrecognized prior service cost	28	51
Unrealized net loss	23,208	33,477
Amount of losses recognized	$23,487	$33,718
Losses in accumulated other comprehensive income (loss) related to the Company’s foreign defined benefit pension plans expected to be recognized as components of net periodic benefit cost over the fiscal year ending June 30, 2019 are as follows:

(In thousands)	Year ending June 30, 2018
Unrecognized transition obligation	$—
Unrecognized prior service cost	21
Unrealized net loss	820
Amount of losses expected to be recognized	$841

The components of the Company’s net periodic cost relating to its foreign subsidiaries’ defined pension plans are as follows:

	Year ended June 30,
(In thousands)	2018	2017	2016
Components of net periodic pension cost:
Service cost	$4,127	$4,015	$3,349
Interest cost	1,302	1,117	1,322
Return on plan assets	(428)	(393)	(406)
Amortization of transitional obligation	—	251	249
Amortization of prior service cost	26	46	46
Amortization of net loss	1,731	1,617	1,132
Net periodic pension cost	$6,758	$6,653	$5,692
Fair Value of Plan Assets
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three levels of inputs used to measure fair value of plan assets are described in Note 2, “Fair Value Measurements.”
The foreign plans’ investments are managed by third-party trustees consistent with the regulations or market practice of the country where the assets are invested. The Company is not actively involved in the investment strategy, nor does it have control over the target allocation of these investments. These investments made up 100% of total foreign plan assets in the fiscal years ended June 30, 2018 and 2017.
The expected aggregate employer contribution for the foreign plans during the fiscal year ending June 30, 2019 is $2.6 million.
The total benefits to be paid from the foreign pension plans are not expected to exceed $3.5 million in any year through the fiscal year ending June 30, 2028.

Foreign plan assets measured at fair value on a recurring basis consisted of the following investment categories as of June 30, 2018 and 2017, respectively:

As of June 30, 2018 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$15,737	$15,737	$—
Bonds, equity securities and other investments	12,195	—	12,195
Total assets measured at fair value	$27,932	$15,737	$12,195

As of June 30, 2017 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$13,784	$13,784	$—
Bonds, equity securities and other investments	7,996	—	7,996
Total assets measured at fair value	$21,780	$13,784	$7,996
 Concentration of Risk
The Company manages a variety of risks, including market, credit and liquidity risks, across its plan assets through its investment managers. The Company defines a concentration of risk as an undiversified exposure to one of the above-mentioned risks that increases the exposure of the loss of plan assets unnecessarily. The Company monitors exposure to such risks in the foreign plans by monitoring the magnitude of the risk in each plan and diversifying the Company’s exposure to such risks across a variety of instruments, markets and counterparties. As of June 30, 2018, the Company did not have concentrations of plan asset investment risk in any single entity, manager, counterparty, sector, industry or country.
NOTE 12 — INCOME TAXES
The components of income before income taxes are as follows:

	Year ended June 30,
(In thousands)	2018	2017	2016
Domestic income before income taxes	$716,015	$615,906	$417,803
Foreign income before income taxes	739,916	557,340	440,389
Total income before income taxes	$1,455,931	$1,173,246	$858,192
The provision for income taxes is comprised of the following:

(In thousands)	Year ended June 30,
	2018	2017	2016
Current:
Federal	$504,758	$200,831	$94,088
State	6,422	4,660	6,123
Foreign	41,414	38,208	37,680
	552,594	243,699	137,891
Deferred:
Federal	98,702	444	15,645
State	1,526	2,852	3,583
Foreign	844	175	(3,349)
	101,072	3,471	15,879
Provision for income taxes	$653,666	$247,170	$153,770

The significant components of deferred income tax assets and liabilities are as follows:

(In thousands)	As of June 30,
	2018	2017
Deferred tax assets:
Tax credits and net operating losses	$171,701	$134,052
Employee benefits accrual	64,707	106,637
Stock-based compensation	8,902	15,252
Inventory reserves	62,232	95,200
Non-deductible reserves	29,841	43,140
Depreciation and amortization	701	3,415
Unearned revenue	11,104	15,757
Unrealized loss on investments	956	—
Other	25,602	26,538
Gross deferred tax assets	375,746	439,991
Valuation allowance	(163,570)	(120,708)
Net deferred tax assets	$212,176	$319,283
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries not indefinitely reinvested	$(7,146)	$(13,213)
Deferred profit	(13,027)	(13,657)
Unrealized gain on investments	—	(2,707)
Total deferred tax liabilities	(20,173)	(29,577)
Total net deferred tax assets	$192,003	$289,706

The Company’s effective tax rate during the fiscal year ended June 30, 2018 was impacted by the Tax Cuts and Jobs Act (“the Act”), which was enacted into law on December 22, 2017. Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of provision for income taxes from continuing operations. The Company has not fully completed its accounting for the tax effects of the enactment of the Act.

The Act includes significant changes to the U.S. corporate income tax system which reduces the U.S. federal corporate tax rate from 35.0% to 21.0% as of January 1, 2018; shifts to a modified territorial tax regime which requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously tax deferred; and creates new taxes on certain foreign-sourced earnings. The decrease in the U.S. federal corporate tax rate from 35.0% to 21.0% results in a blended statutory tax rate of 28.1% for the fiscal year ending June 30, 2018. The new taxes for certain foreign-sourced earnings under the Act are effective for the Company after the fiscal year ending June 30, 2018
As of June 30, 2018, the Company had not fully completed its accounting for the tax effects of the enactment of the Act. The Company’s provision for income taxes for the fiscal year ended June 30, 2018 is based in part on a reasonable estimate of the effects on its transition tax and existing deferred tax balances. For the amounts which the Company was able to reasonably estimate, the Company recognized a provisional tax amount of $441.7 million for the fiscal year ended June 30, 2018. The provisional tax amount is included as a component of provision for income taxes from continuing operations. The components of the provisional tax amounts are as follows:

•
The Company recorded a provisional tax amount of $339.6 million for the transition tax liability. The Company will elect to remit the U.S. transition tax liability in installments over an eight-year period. The Company has not yet completed the calculation of the total post-1986 foreign E&P and the income tax pools for all foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. In addition, further interpretations from U.S. federal and state governments and regulatory organizations may change the provisional tax liability or the accounting treatment of the provisional tax liability.

•
The Company recorded a provisional tax amount of $102.1 million to re-measure certain deferred tax assets and liabilities as a result of the enactment of the Act. The Company is still analyzing certain aspects of the Act and refining the estimate of the expected reversal of its deferred tax balances. This can potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

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
As of June 30, 2018, the Company had U.S. federal, state and foreign net operating loss (“NOL”) carry-forwards of approximately $23.4 million, $43.1 million and $42.1 million, respectively. The U.S. federal NOL carry-forwards will expire at various dates beginning in 2023 through 2029. The utilization of NOLs created by acquired companies is subject to annual limitations under Section 382 of the Internal Revenue Code. However, it is not expected that such annual limitation will significantly impair the realization of these NOLs. The state NOLs will begin to expire in 2018. State credits of $191.1 million and foreign NOL carry-forwards will be carried over indefinitely.
The net deferred tax asset valuation allowance was $163.6 million and $120.7 million as of June 30, 2018 and June 30, 2017, respectively. The change was primarily due to an increase in the valuation allowance related to state credit carry-forwards generated in the fiscal year ended June 30, 2018. The valuation allowance is based on the Company’s assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. Of the valuation allowance as of June 30, 2018, $145.4 million relates to state credit carry-forwards. The remainder of the valuation allowance relates primarily to state and foreign NOL carry-forwards.
 As of June 30, 2018, the Company intends to indefinitely reinvest $2.15 billion of cumulative undistributed earnings held by certain non-U.S. subsidiaries. The U.S. federal tax liability on the undistributed earnings has been accrued in the transition tax under the Act. The potential deferred tax liability on state and foreign taxes associated with the undistributed earnings would be approximately $270.5 million.
KLA-Tencor benefits from tax holidays in Israel and Singapore where it manufactures certain of its products. These tax holidays are on approved investments and are scheduled to expire at varying times in the next one to ten years. The Company was in compliance with all the terms and conditions of the tax holidays as of June 30, 2018. The net impact of these tax holidays was to decrease the Company’s tax expense by approximately $39.7 million, $32.6 million and $19.5 million in the fiscal years ended June 30, 2018, 2017 and 2016, respectively. The benefits of the tax holidays on diluted net income per share were $0.25, $0.21 and $0.12 for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.
One of the Company’s Singapore holidays is scheduled to expire in August 2018. The Company’s tax rate on income earned under this holiday would increase from 5% to 17%.

The reconciliation of the United States federal statutory income tax rate to KLA-Tencor’s effective income tax rate is as follows:

	Year ended June 30,
	2018	2017	2016
Federal statutory rate	28.1%	35.0%	35.0%
State income taxes, net of federal benefit	0.5%	0.4%	0.9%
Effect of foreign operations taxed at various rates	(11.0)%	(12.2)%	(13.0)%
Tax Cuts and Jobs Act of 2017	30.3%	—%	—%
Research and development tax credit	(1.4)%	(1.1)%	(1.9)%
Net change in tax reserves	(0.4)%	1.3%	(2.2)%
Domestic manufacturing benefit	(1.1)%	(1.5)%	(1.5)%
Effect of stock-based compensation	(0.1)%	(0.2)%	0.3%
Other	—%	(0.6)%	0.3%
Effective income tax rate	44.9%	21.1%	17.9%
A reconciliation of gross unrecognized tax benefits is as follows:

	Year ended June 30,
(In thousands)	2018	2017	2016
Unrecognized tax benefits at the beginning of the year	$68,439	$50,365	$69,018
Increases for tax positions taken in prior years	4,642	6,788	4,245
Decreases for tax positions taken in prior years	(6,045)	(246)	(1,209)
Increases for tax positions taken in current year	16,812	14,696	13,636
Decreases for settlements with taxing authorities	(9,666)	—	(8,762)
Decreases for lapsing of statutes of limitations	(10,188)	(3,164)	(26,563)
Unrecognized tax benefits at the end of the year	$63,994	$68,439	$50,365

The amount of unrecognized tax benefits that would impact the effective tax rate was $57.9 million, $68.4 million and $50.4 million as of June 30, 2018, 2017 and 2016 respectively. The amount of interest and penalties recognized during the years ended June 30, 2018, 2017, and 2016 was expense of $0.1 million, expense of $2.2 million, and income of $4.3 million as a result of a release of unrecognized tax benefits, respectively. KLA-Tencor’s policy is to include interest and penalties related to unrecognized tax benefits within other expense (income), net. The amount of interest and penalties accrued as of June 30, 2018 and 2017 was approximately $6.0 million and $5.9 million, respectively.
The Company is subject to federal income tax examinations for all years beginning from the fiscal year ended June 30, 2015 and is under United States federal income tax examination for the fiscal year ended June 30, 2016. The Company is subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2014. The Company is also subject to examinations in other major foreign jurisdictions, including Singapore, for all years beginning from the fiscal year ended June 30, 2014.
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

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Year ended June 30,
(In thousands)	2018	2017	2016
Receivables sold under factoring agreements	$217,462	$152,509	$205,790
Proceeds from sales of LCs	$5,511	$48,780	$21,904
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $10.4 million, $9.6 million and $8.7 million for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.
The following is a schedule of expected operating lease payments:

Fiscal year ending June 30,	Amount (In thousands)
2019	$8,410
2020	6,417
2021	4,489
2022	2,448
2023	1,837
2024 and thereafter	2,760
Total minimum lease payments	$26,361
Purchase Commitments. KLA-Tencor maintains commitments to purchase inventory from its suppliers as well as goods and services in the ordinary course of business. The Company’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s estimate of its significant purchase commitments is approximately $530.8 million as of June 30, 2018, which are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash Long-Term Incentive Plan. As of June 30, 2018, the Company had committed $162.9 million for future payment obligations under its Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in to three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date.
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

The following table provides the changes in the product warranty accrual for the indicated periods:

	Year ended June 30,
(In thousands)	2018	2017
Beginning balance	$45,458	$34,773
Accruals for warranties issued during the period	50,250	50,616
Changes in liability related to pre-existing warranties	(13,192)	(5,133)
Settlements made during the period	(40,258)	(34,798)
Ending balance	$42,258	$45,458
The Company maintains guarantee arrangements available through various financial institutions for up to $22.4 million, of which $15.6 million had been issued as of June 30, 2018, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of the Company’s subsidiaries in Europe and Asia.
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
NOTE 15 — RESTRUCTURING CHARGES
During the fourth quarter of fiscal year ended 2015, the Company implemented a plan to reduce its global employee workforce to streamline the organization and business processes in response to changing customer requirements in the industry. The goals of this reduction were to enable continued innovation, direct the Company’s resources toward its best opportunities and lower its ongoing expense run rate. The Company completed its global workforce reduction during the fiscal year ended June 30, 2017.
There were no restructuring charges during the fiscal year ended June 30, 2018. Restructuring charges for the fiscal years ended June 30, 2017 and 2016 were immaterial and $8.9 million, respectively. For the fiscal year ended June 30, 2016, $3.6 million was recorded to costs of revenues, $1.6 million to research and development expense and $3.7 million to selling, general and administrative expense lines of the consolidated statements of operations.
NOTE 16 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The authoritative guidance requires companies to recognize all derivative instruments and hedging activities, including foreign currency exchange contracts and interest rate lock agreements, as either assets or liabilities at fair value on the balance sheet. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, are recognized in other expense (income), net in the consolidated statements of operations. In accordance with the guidance, the Company designates foreign currency exchange contracts and interest rate lock agreements as cash flow hedges of certain forecasted foreign currency denominated sales and purchase transactions, and the benchmark interest rate of the intended debt financing, respectively.
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
For derivative instruments that are not designated as accounting hedges, gains and losses are recognized in other expense (income), net. The Company uses foreign currency and interest rate forward contracts to hedge certain foreign currency denominated assets or liabilities. The gains and losses on these derivatives are largely offset by the changes in the fair value of the assets or liabilities being hedged.

In October 2014, the Company entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The Rate Lock Agreements had a notional amount of $1.00 billion in aggregate which matured in the second quarter of the fiscal year ended June 30, 2015. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and the Company recorded the fair value of $7.5 million as a gain within accumulated other comprehensive income (loss) as of December 31, 2014. The Company recognized $0.8 million for each of the fiscal years ended June 30, 2018, 2017 and 2016, for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. As of June 30, 2018, the unamortized portion of the fair value of the forward contracts for the rate lock agreements was $4.8 million.
During the three months ended June 30, 2018, the Company entered into a series of forward contracts (the “2018 Rate Lock Agreements”) to lock the benchmark interest rate prior to expected debt issuances. The objective of the 2018 Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The 2018 Rate Lock Agreement had a notional amount of $500.0 million in aggregate with contract maturity dates in the first half of the fiscal year ending June 30, 2019. Each forward contract will be closed on the earlier of the completion date of pricing of the portion of the intended debt being hedged or the expiration date. The Company designated each of the 2018 Rate Lock Agreements as a qualifying hedging instrument to be accounted for as a cash flow hedge, under which the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) (“OCI”), and subsequently amortized into earnings as a component of interest expenses over the term of the underlying debt. The ineffective portion, if any, will be recognized in earnings immediately. The fair market value of the 2018 Rate Lock Agreements outstanding as of the fiscal year ended June 30, 2018 was $4.9 million.
Derivatives in Cash Flow Hedging Relationships: Foreign Exchange and Interest Rate Contracts
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the consolidated financial statements for the indicated periods were as follows:

(In thousands)	Location in Financial Statements	Year ended June 30,
		2018	2017
Derivatives Designated as Hedging Instruments
Gains (losses) in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$(1,934)	$10,138
Gains (losses) reclassified from accumulated OCI into income (effective portion):	Revenues	$955	$2,846
	Costs of revenues	2,137	(378)
	Interest expense	754	754
	Net gains (losses) reclassified from accumulated OCI into income (effective portion)	$3,846	$3,222
Net losses recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Other expense (income), net	$(567)	$(929)
Derivatives Not Designated as Hedging Instruments
Gains (losses) recognized in income	Other expense (income), net	$(2,311)	$7,318

The U.S. dollar equivalent of all outstanding notional amounts of foreign currency hedge contracts, with maximum remaining maturities of approximately ten months as of June 30, 2018 and 2017, were as follows:

(In thousands)	As of June 30, 2018	As of June 30, 2017
Cash flow hedge contracts- foreign currency
Purchase	$8,116	$19,305
Sell	$115,032	$128,672
Other foreign currency hedge contracts
Purchase	$130,442	$165,563
Sell	$154,442	$118,504
The locations and fair value amounts of the Company’s derivative instruments reported in its Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of June 30, 2018	As of June 30, 2017	Balance Sheet Location	As of June 30, 2018	As of June 30, 2017
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Rate lock contracts	Other current assets	$219	$—	Other current liabilities	$5,158	$—
Foreign exchange contracts	Other current assets	3,259	2,198	Other current liabilities	312	72
Total derivatives designated as hedging instruments		3,478	2,198		5,470	72
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	1,907	3,733	Other current liabilities	1,358	1,203
Total derivatives not designated as hedging instruments		1,907	3,733		1,358	1,203
Total derivatives		$5,385	$5,931		$6,828	$1,275
The following table provides the balances and changes in accumulated OCI, before taxes, related to derivative instruments for the indicated periods:

	Year ended June 30,
(In thousands)	2018	2017
Beginning balance	$8,126	$1,210
Amount reclassified to income	(3,846)	(3,222)
Net change in unrealized gains or losses	(1,934)	10,138
Ending balance	$2,346	$8,126

Offsetting of Derivative Assets and Liabilities
KLA-Tencor presents derivatives at gross fair values in the Consolidated Balance Sheets. The Company has entered into arrangements with each of its counterparties, which reduce credit risk by permitting net settlement of transactions with the same counterparty under certain conditions. As of June 30, 2018 and 2017, information related to the offsetting arrangements was as follows (in thousands):

As of June 30, 2018				Gross Amounts of Derivatives Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$5,385	$—	$5,385	$(1,888)	$—	$3,497
Derivatives - Liabilities	$(6,828)	$—	$(6,828)	$1,888	$—	$(4,940)

As of June 30, 2017				Gross Amounts of Derivatives Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$5,931	$—	$5,931	$(1,275)	$—	$4,656
Derivatives - Liabilities	$(1,275)	$—	$(1,275)	$1,275	$—	$—
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

The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

(Dollar amounts in thousands)	Year ended June 30,
	2018		2017		2016
Revenues:
Korea	$1,178,601	29%	$688,094	20%	$367,905	12%
China	643,033	16%	412,098	12%	430,074	14%
Japan	638,358	16%	351,202	10%	444,216	15%
Taiwan	636,363	16%	1,104,307	32%	894,557	30%
North America	494,330	12%	523,024	14%	521,335	18%
Europe & Israel	300,883	7%	263,789	8%	167,936	6%
Rest of Asia	145,133	4%	137,500	4%	158,470	5%
Total	$4,036,701	100%	$3,480,014	100%	$2,984,493	100%
The following is a summary of revenues by major products for the indicated periods (as a percentage of total revenues):

(Dollar amounts in thousands)	Year ended June 30,
	2018		2017		2016
Revenues:
Wafer Inspection	$1,731,826	43%	$1,601,190	46%	$1,293,922	43%
Patterning	1,116,022	28%	917,178	26%	772,045	26%
Global Service and Support (1)	1,090,683	27%	897,794	26%	852,151	29%
Other	98,170	2%	63,852	2%	66,375	2%
Total	$4,036,701	100%	$3,480,014	100%	$2,984,493	100%
__________________
(1) The Global Service and Support revenues includes service revenues as presented in the consolidated statements of operations as well as certain product revenues, primarily revenues from the Company’s K-T Pro business.
In the fiscal year ended June 30, 2018, one customers accounted for approximately 21% of total revenues. In the fiscal year ended June 30, 2017, two customers accounted for approximately 23% and 16% of total revenues. In the fiscal year ended June 30, 2016, two customers accounted for approximately 18% and 10% of total revenues.
Long-lived assets by geographic region as of the dates indicated below were as follows:

	As of June 30,
(In thousands)	2018	2017
Long-lived assets:
United States	$187,352	$191,096
Singapore	47,009	39,118
Israel	26,980	30,182
Europe	12,924	13,300
Rest of Asia	12,041	10,279
Total	$286,306	$283,975
NOTE 18 — RELATED PARTY TRANSACTIONS
During the fiscal years ended June 30, 2018, 2017 and 2016, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members were, during the periods presented, an executive officer or a board member of a subsidiary, including Citrix Systems, Inc., Integrated Device Technology, Inc., Juniper Networks, Inc., Keysight Technologies, Inc., MetLife Insurance K.K., NetApp, Inc., and Proofpoint, Inc.

The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Year ended June 30,
(In thousands)	2018	2017	2016
Total revenues	$474	$16	$8
Total purchases(1)	$14,723	$1,048	$983
________________
(1) On April 2, 2018, the Company acquired a product line from Keysight Technologies, Inc. (“Keysight”) for total purchase consideration of $12.1 million, and entered into a transition services agreement pursuant to which Keysight provides certain manufacturing services to the Company for a period of six months from April 2, 2018. The Company recorded the manufacturing services fees under the transition services agreement within cost of revenues, which was immaterial for the fiscal year ended June 30, 2018.
 The Company’s receivable and payable balances from these parties were immaterial at June 30, 2018 and 2017.
NOTE 19 — SUBSEQUENT EVENTS
On August 2, 2018, the Company announced that its Board of Directors had declared a quarterly cash dividend of $0.75 per share to be paid on August 31, 2018 to stockholders of record as of the close of business on August 15, 2018.
NOTE 20 — QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the Company’s quarterly consolidated results of operations (unaudited) for the fiscal years ended June 30, 2018 and 2017.

(In thousands, except per share data)	First quarter ended September 30, 2017	Second quarter ended December 31, 2017	Third quarter ended March 31, 2018	Fourth quarter ended June 30, 2018
Total revenues	$969,581	$975,822	$1,021,294	$1,070,004
Gross margin	$616,132	$628,488	$652,606	$692,106
Net income (loss)(1)	$280,936	$(134,319)	$306,881	$348,767
Net income (loss) per share:
Basic(2)	$1.79	$(0.86)	$1.96	$2.24
Diluted(2)	$1.78	$(0.86)	$1.95	$2.22

(In thousands, except per share data)	First quarter ended September 30, 2016	Second quarter ended December 31, 2016	Third quarter ended March 31, 2017	Fourth quarter ended June 30, 2017
Total revenues	$750,673	$876,885	$913,809	$938,647
Gross margin	$472,837	$558,378	$570,535	$590,717
Net income	$178,101	$238,251	$253,562	$256,162
Net income per share:
Basic(2)	$1.14	$1.52	$1.62	$1.64
Diluted(2)	$1.13	$1.52	$1.61	$1.62
 __________________

(1)
The Company had net loss of $134.3 million in the second quarter of the fiscal year ended June 30, 2018, primarily as a result of the income tax effects from the enacted tax reform legislation through the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017.

(2)
Basic and diluted net income (loss) per share are computed independently for each of the quarters presented based on the weighted-average basic and fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly basic and diluted net income (loss) per share information may not equal annual basic and diluted net income (loss) per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of KLA-Tencor Corporation:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of KLA-Tencor Corporation and its subsidiaries as of June 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
August 6, 2018

We have served as the Company's auditor since 1977.

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
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2018.
The effectiveness of the Company’s internal control over financial reporting as of June 30, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
For the information required by this Item, see “Proposal Two: Ratification of Appointment of PricewaterhouseCoopers LLP as Our Independent Registered Public Accounting Firm for the Fiscal Year Ending June 30, 2019” in the Proxy Statement, which is incorporated herein by reference.

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

Schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2018, 2017 and 2016	112
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

KLA-Tencor Corporation

August 6, 2018	By:	/S/ RICHARD P. WALLACE
(Date)		Richard P. Wallace
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD P. WALLACE	President, Chief Executive Officer and Director (principal executive officer)	August 6, 2018
Richard P. Wallace

/s/ BREN D. HIGGINS	Executive Vice President and Chief Financial Officer (principal financial officer)	August 6, 2018
Bren D. Higgins

/s/ VIRENDRA A. KIRLOSKAR	Senior Vice President and Chief Accounting Officer (principal accounting officer)	August 6, 2018
Virendra A. Kirloskar

/s/ EDWARD W. BARNHOLT	Chairman of the Board and Director	August 6, 2018
Edward W. Barnholt

/s/ ROBERT M. CALDERONI	Director	August 6, 2018
Robert M. Calderoni

/s/ JOHN T. DICKSON	Director	August 6, 2018
John T. Dickson

/s/ EMIKO HIGASHI	Director	August 6, 2018
Emiko Higashi

/s/ KEVIN J. KENNEDY	Director	August 6, 2018
Kevin J. Kennedy

/s/ GARY B. MOORE	Director	August 6, 2018
Gary B. Moore

/s/ KIRAN M. PATEL	Director	August 6, 2018
Kiran M. Patel

/s/ ROBERT A. RANGO	Director	August 6, 2018
Robert A. Rango

/s/ DAVID C. WANG	Director	August 6, 2018
David C. Wang

/s/ ANA G. PINCZUK	Director	August 6, 2018
Ana G. Pinczuk

SCHEDULE II
Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Charged to Expense	Deductions/ Adjustments	Balance at End of Period
Fiscal Year Ended June 30, 2016:
Allowance for Doubtful Accounts	$21,663	$—	$9	$21,672
Allowance for Deferred Tax Assets	$91,350	$1,763	$11,855	$104,968
Fiscal Year Ended June 30, 2017:
Allowance for Doubtful Accounts	$21,672	$—	$(36)	$21,636
Allowance for Deferred Tax Assets	$104,968	$—	$15,740	$120,708
Fiscal Year Ended June 30, 2018:
Allowance for Doubtful Accounts	$21,636	$—	$(9,997)	$11,639
Allowance for Deferred Tax Assets	$120,708	$1,152	$41,710	$163,570

KLA-TENCOR CORPORATION
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
2.1	Agreement and Plan of Merger, dated as of March 18, 2018, by and among KLA-Tencor Corporation, Orbotech Ltd. and Tiburon Merger Sub Technologies Ltd.	8-K	No. 000-09992	2.1	March 19, 2018
2.2	Amendment No. 1 to Agreement and Plan of Merger dated May 10, 2018 by and among the Company, Orbotech Ltd. and Tiburon Merger Sub Technologies Ltd.	8-K	No. 000-09992	2.1	May 11, 2018
3.1	Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	May 14, 1997
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	10-Q	No. 000-09992	3.1	February 14, 2001
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company effective as of November 8, 2012	8-K	No. 000-09992	3.1	November 13, 2012
3.4	Amended and Restated Bylaws of the Company effective as of May 7, 2015	8-K	No. 000-09992	3.1	May 8, 2015
4.1	Indenture dated November 6, 2014 between KLA-Tencor Corporation and Wells Fargo Bank, National Association, as trustee	8-K	No. 000-09992	4.1	November 7, 2014
4.2	Form of Officer’s Certificate setting forth the terms of the Notes (with form of Notes attached)	8-K	No. 000-09992	4.2	November 7, 2014
10.1	2004 Equity Incentive Plan (as amended and restated (as of August 7, 2014))*	8-K	No. 000-09992	10.45	August 12, 2014
10.2	Notice of Grant of Restricted Stock Units*	10-Q	No. 000-09992	10.18	May 4, 2006
10.3	Form of Restricted Stock Unit Award Notification (Performance-Vesting) (approved August 2014)*	8-K	No. 000-09992	10.49	August 12, 2014
10.4	Form of Restricted Stock Unit Award Notification (Service-Vesting) (approved August 2012)*	8-K	No. 000-09992	10.1	August 2, 2012
10.5	Form of Restricted Stock Unit Award Notification (Service-Vesting; 25% Annual Vesting) (approved August 2014)*	8-K	No. 000-09992	10.50	August 12, 2014
10.6	Form of Restricted Stock Unit Award Notification (Service-Vesting; 50% Vesting Year Two, 50% Vesting Year Four) (approved August 2014)*	8-K	No. 000-09992	10.51	August 12, 2014
10.7	Form of Restricted Stock Unit Agreement for U.S. Employees (with Dividend Equivalents) (approved August 2014)*	8-K	No. 000-09992	10.46	August 12, 2014
10.8	Form of Restricted Stock Unit Agreement for Non-U.S. Employees (with Dividend Equivalents) (approved August 2014)*	8-K	No. 000-09992	10.48	August 12, 2014
10.9	KLA-Tencor Corporation Performance Bonus Plan*	DEF 14A	No. 000-09992	App. B	September 26, 2013
10.10	Executive Deferred Savings Plan (as amended and restated effective November 7, 2012)*	10-Q	No. 000-09992	10.42	January 25, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
10.11	Credit Agreement, dated as of November 30, 2017 among KLA-Tencor Corporation, the lenders from time to time and JPMorgan Chase Bank, N.A., as administrative agent	8-K	No. 000-09992	10.1	November 30, 2017
10.12	Amended and Restated Executive Severance Plan*	8-K	No. 000-09992	10.1	October 20, 2016
10.13	Amended and Restated 2010 Executive Severance Plan	10-Q	No. 000-09992	10.45	October 22, 2015
10.14	Calendar Year 2018 Executive Incentive Plan*+	10-Q	No. 000-09992	10.1	April 27, 2018
12.1	Computation of Ratio of Earnings to Fixed Charges
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________

*	Denotes a management contract, plan or arrangement.

+	Confidential treatment has been requested as to a portion of this exhibit.

ITEM 16.     FORM 10-K SUMMARY
None.