Form 10-Q
period 2018-09-30
KLA TENCOR CORP
filed 2018-10-31
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of October 19, 2018, there were 153,075,310 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,649,514	$1,404,382
Marketable securities	1,130,794	1,475,936
Accounts receivable, net	602,210	651,678
Inventories	993,527	931,845
Other current assets	144,999	85,159
Total current assets	4,521,044	4,549,000
Land, property and equipment, net	291,232	286,306
Goodwill	360,428	354,698
Deferred income taxes	222,107	193,200
Intangible assets, net	25,129	19,333
Other non-current assets	225,169	216,819
Total assets	$5,645,109	$5,619,356
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$154,930	$169,354
Deferred system revenue	216,427	—
Deferred service revenue	166,254	69,255
Deferred system profit	—	279,581
Other current liabilities	773,319	699,893
Total current liabilities	1,310,930	1,218,083
Non-current liabilities:
Long-term debt	2,237,890	2,237,402
Deferred service revenue	80,936	71,997
Other non-current liabilities	447,984	471,363
Total liabilities	4,077,740	3,998,845
Commitments and contingencies (Note 13 and Note 14)
Stockholders’ equity:
Common stock and capital in excess of par value	596,166	617,999
Retained earnings	1,027,370	1,056,445
Accumulated other comprehensive income (loss)	(56,167)	(53,933)
Total stockholders’ equity	1,567,369	1,620,511
Total liabilities and stockholders’ equity	$5,645,109	$5,619,356

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	September 30,
(In thousands, except per share amounts)	2018	2017
Revenues:
Product	$829,227	$760,787
Service	264,033	208,794
Total revenues	1,093,260	969,581
Costs and expenses:
Costs of revenues	381,387	353,117
Research and development	153,530	146,687
Selling, general and administrative	114,438	107,432
Interest expense	26,362	30,576
Other expense (income), net	(10,025)	(4,383)
Income before income taxes	427,568	336,152
Provision for income taxes	31,624	55,216
Net income	$395,944	$280,936
Net income per share:
Basic	$2.55	$1.79
Diluted	$2.54	$1.78
Cash dividends declared per share	$0.75	$0.59
Weighted-average number of shares:
Basic	155,221	156,826
Diluted	156,083	157,846

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
	September 30,
(In thousands)	2018	2017
Net income	$395,944	$280,936
Other comprehensive income (loss):
Currency translation adjustments:
Change in currency translation adjustments	(3,082)	1,558
Change in income tax benefit or expense	—	(503)
Net change related to currency translation adjustments	(3,082)	1,055
Cash flow hedges:
Change in net unrealized gains or losses	13,794	444
Reclassification adjustments for net gains or losses included in net income	(1,037)	(2,118)
Change in income tax benefit or expense	(3,295)	598
Net change related to cash flow hedges	9,462	(1,076)
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	142	(34)
Available-for-sale securities:
Change in net unrealized gains or losses	2,110	667
Reclassification adjustments for net gains or losses included in net income	481	(6)
Change in income tax benefit or expense	(502)	(64)
Net change related to available-for-sale securities	2,089	597
Other comprehensive income (loss)	8,611	542
Total comprehensive income	$404,555	$281,478

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended September 30,
(In thousands)	2018	2017
Cash flows from operating activities:
Net income	$395,944	$280,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,087	15,282
(Gain) loss on unrealized foreign exchange	3,005	2,291
Other	890	980
Stock-based compensation expense	16,138	14,031
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business combination:
Accounts receivable	36,079	(95,621)
Inventories	(55,738)	(20,194)
Other assets	(16,853)	(4,222)
Accounts payable	(14,765)	(8,877)
Deferred system revenue	(79,810)	—
Deferred service revenue	(13,325)	—
Deferred system profit	—	28,406
Other liabilities	93,753	160,617
Net cash provided by operating activities	381,405	373,629
Cash flows from investing activities:
Acquisition of a business, net of cash acquired	(11,787)	(710)
Capital expenditures	(22,330)	(15,756)
Purchases of available-for-sale securities	—	(191,744)
Proceeds from sale of available-for-sale securities	91,238	50,095
Proceeds from maturity of available-for-sale securities	254,757	268,665
Purchases of trading securities	(4,619)	(11,876)
Proceeds from sale of trading securities	7,612	14,320
Net cash provided by investing activities	314,871	112,994
Cash flows from financing activities:
Repayment of debt	—	(156,250)
Tax withholding payments related to vested and released restricted stock units	(26,961)	(23,628)
Common stock repurchases	(299,974)	(39,927)
Payment of dividends to stockholders	(122,757)	(100,327)
Net cash used in financing activities	(449,692)	(320,132)
Effect of exchange rate changes on cash and cash equivalents	(1,452)	1,155
Net increase in cash and cash equivalents	245,132	167,646
Cash and cash equivalents at beginning of period	1,404,382	1,153,051
Cash and cash equivalents at end of period	$1,649,514	$1,320,697
Supplemental cash flow disclosures:
Income taxes paid	$24,962	$23,858
Interest paid	$537	$3,005
Non-cash activities:
Business acquisition holdback amounts - investing activities	$440	$4,780
Contingent consideration payable - financing activities	$3,102	$—
Accrued purchases of land, property and equipment - investing activities	$9,242	$4,734
Unsettled common stock repurchase - financing activities	$7,812	$848
Dividends payable - financing activities	$4,783	$7,011

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
In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair presentation of the financial position, results of operations, comprehensive income, and cash flows for the periods indicated. These financial statements and notes, however, should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the SEC on August 6, 2018.
The condensed consolidated financial statements include the accounts of KLA-Tencor and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The results of operations for the three months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2019.
Certain reclassifications have been made to the prior year’s Condensed Consolidated Financial Statements to conform to the current year presentation. The reclassifications did not have material effects on the prior year’s Condensed Consolidated Balance Sheets, Statements of Operations, Comprehensive Income and Cash Flows.
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
Comparability. Effective on the first day of fiscal 2019, the Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASC 606”). Prior periods were not retrospectively restated, and accordingly, the consolidated balance sheet as of June 30, 2018, and the condensed consolidated statements of operations for the three months ended September 30, 2017 were prepared using accounting standards that were different than those in effect for the three months ended September 30, 2018.
Recent Accounting Pronouncements.
Recently Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASC 606, which supersedes the guidance in ASC 605, Revenue Recognition (“ASC 605”). Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, ASC 606 requires enhanced disclosures, including disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the ASC 606 as of July 1, 2018, using the modified retrospective transition approach. For additional details, refer to Note 2 “Revenue.”

In January 2016, the FASB issued an accounting standard update that changes the accounting for financial instruments primarily related to equity investments (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee), financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The Company adopted this update beginning in the first quarter of its fiscal year ending June 30, 2019 on a prospective basis and the adoption had no material impact on its condensed consolidated financial statements.
In October 2016, the FASB issued an accounting standard update to recognize the income tax consequences of intra-entity transfers of assets other than inventory when they occur. This eliminates the exception to postpone recognition until the asset has been sold to an outside party. The Company adopted this update beginning in the first quarter of its fiscal year ending June 30, 2019 on a modified retrospective basis and the adoption had no material impact on its condensed consolidated financial statements.
In January 2017, the FASB issued an accounting standard on clarifying the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted this update beginning in the first quarter of its fiscal year ending June 30, 2019 on a prospective basis.
In January 2017, the FASB issued an accounting standard update to simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test, which requires an entity to determine the fair value of assets and liabilities similar to what is required in a purchase price allocation. Under the update, goodwill impairment will be calculated as the amount by which a reporting unit’s carrying value exceeds its fair value. The Company early adopted this update in the first quarter of its fiscal year ending June 30, 2019 on a prospective basis.
In March 2017, the FASB issued an accounting standard update that changes the statements of operation classification of net periodic benefit cost related to defined benefit pension and/or other post-retirement benefit plans. Under the update, employers will present the service cost component of net periodic benefit cost in the same statements of operations line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit costs separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. The Company adopted this update beginning in the first quarter of its fiscal year ending June 30, 2019 on a retrospective basis and the adoption had no material impact on its condensed consolidated financial statements.
In May 2017, the FASB issued an accounting standard update regarding stock compensation that provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting in order to reduce diversity in practice and reduce complexity. The Company adopted this update beginning in the first quarter of its fiscal year ending June 30, 2019 on a prospective basis and the adoption had no material impact on its condensed consolidated financial statements.
In February 2018, the FASB issued an accounting standard update that provides an option to reclassify disproportional tax effects and other income tax effects (“stranded tax effects”) caused by the Tax Cuts and Jobs Act (“the Act”) from accumulated other comprehensive income (“AOCI”) to retained earnings. The Company early adopted this update in the first quarter of its fiscal year ending June 30, 2019 and applied this update in the period of adoption. As a result of the adoption, the Company made a reclassification from AOCI to beginning retained earnings of approximately $10.7 million related to the stranded tax effects.
Updates Not Yet Effective
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
In August 2018, the FASB issued an accounting standard update which modifies the existing accounting standards for fair value measurement disclosure. This update eliminates the amount of and reasons for transfers between level 1 and level 2 of the fair value hierarchy, and the policy for timing of transfers between levels. This standard update is effective for the Company beginning in the first quarter of its fiscal year ending June 30, 2021, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.
In August 2018, the FASB issued an accounting standard update to amend the disclosure requirements related to defined benefit pension and other post-retirement plans. Some of the changes include adding a disclosure requirement for significant gains and losses related to changes in the benefit obligation for the period, and removing the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year. This standard update is effective for the Company for the fiscal year ending June 30, 2021, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.
In August 2018, the FASB issued an accounting standard update to align the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance clarifies which costs should be capitalized including the cost to acquire the license and the related implementation costs. This standard update is effective for the Company beginning in the first quarter of its fiscal year ending June 30, 2021, with an option to be adopted either prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its condensed consolidated financial statements.
Significant Accounting Policies. Except for the accounting policy for revenue recognition, which was updated as a result of adopting ASC 606, and Global Intangible Low-Taxed Income (“GILTI”), there have been no material changes to our significant accounting policies in Note 1 “Description of Business and Summary of Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.
Revenue Recognition. The Company primarily derives revenue from the sale of process control and yield management solutions for the semiconductor and related nanoelectronics industries, maintenance and support of all these products, installation and training services and the sale of spare parts. The Company’s solutions provide a comprehensive portfolio of inspection, metrology and data analytics products, which are accompanied by a flexible portfolio of services to enable its customers to maintain the performance and productivity of the solutions purchased. The Company’s solutions are generally not sold with a right of return, nor has the Company experienced significant returns from or refunds to its customers.
The Company accounts for a contract with a customer when there is approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectibility of consideration is probable.
The Company’s revenues are measured based on consideration stipulated in the arrangement with each customer, net of any sales incentives and amounts collected on behalf of third parties, such as sales taxes. The revenues are recognized as separate performance obligations that are satisfied by transferring control of the product or service to the customer.

The Company’s arrangements with its customers include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. A product or service is considered distinct if it is separately identifiable from other deliverables in the arrangement and if a customer can benefit from it on its own or with other resources that are readily available to the customer.
The transaction consideration, including any sales incentives, is allocated between separate performance obligations of an arrangement based on the stand-alone selling prices (“SSP”) for each distinct product or service. Management considers a variety of factors to determine the SSP, such as, historical standalone sales of products and services, discounting strategies and other observable data.
From time to time, the Company’s contracts are modified to account for additional, or to change existing, performance obligations. The Company’s contract modifications are generally accounted for prospectively.
Product revenue
The Company recognizes revenue from product sales at a point in time when the Company has satisfied its performance obligation by transferring control of the product to the customer. The Company uses judgment to evaluate whether the control has transferred by considering several indicators, including:

•	whether the Company has a present right to payment;

•	the customer has legal title;

•	the customer has physical possession;

•	the customer has significant risk and rewards of ownership; and

•
the customer has accepted the product, or whether customer acceptance is considered a formality based on history of acceptance of similar products (for example, when the customer has previously accepted the same tool, with the same specifications, and when we can objectively demonstrate that the tool meets all of the required acceptance criteria, and when the installation of the system is deemed perfunctory).

Not all of the indicators need to be met for the Company to conclude that control has transferred to the customer. In circumstances in which revenue is recognized prior to the product acceptance, the portion of revenue associated with its performance obligations to install product is deferred and recognized upon acceptance.
The Company enters into volume purchase agreements with some of its customers. The Company adjusts the transaction consideration for estimated credits earned by its customers for such incentives. These credits are estimated based upon the forecasted and actual product sales for any given period, and agreed-upon incentive rate. The estimate is updated at each reporting period.
The Company offers perpetual and term licenses for defects and data analysis software. The primary difference between perpetual and term licenses is the duration over which the customer can benefits from the use of the software, while the functionality and the features of the software are the same. The software is generally bundled with the post-contract customer support (“PCS”), which includes unspecified software updates that are made available throughout the entire term of the arrangement. Revenue from software licenses is recognized at a point in time, when the software is made available to the customer. Revenue from PCS is deferred at contract inception and recognized ratably over the service period, or as services are performed.
Services and spare parts revenue
The majority of product sales include a standard 12-month warranty that is not separately paid for by the customers. The customers may also purchase extended warranty for periods beyond the initial year as part of the initial product sale. The Company has concluded that the standard 12-month warranty as well as any extended warranty periods included in the initial product sales are separate performance obligations. The estimated fair value of warranty services is deferred and recognized ratably as revenue over the warranty period, as the customer simultaneously receives and consumes the benefits of warranty services provided by the Company.
Additionally, the Company offers product maintenance and support services, which the customer may purchase separately from the standard and extended warranty offered as part of the initial product sale. Revenue from separately negotiated maintenance and support service contracts is also recognized over time based on the terms of the applicable service period. Revenue from services performed in the absence of a maintenance contract, including training revenue, is recognized when the related services are performed. The Company also sells spare parts, revenue from which is recognized when control over the spare parts is transferred to the customer.

Installation services include connecting and validating configuration of the product. In addition, several testing protocols are completed to confirm the equipment is performing to customer specifications. Revenue from product installation are deferred and recognized at a point in time, once installation is complete.
Significant Judgments
The Company’s contracts with its customers often include promises to transfer multiple products and services. Each product and service is generally capable of being distinct and represents a separate performance obligation. Determining the SSP for each distinct performance obligation and allocation of consideration from an arrangement to the individual performance obligations and the appropriate timing of revenue recognition are significant judgments with respect to these arrangements. The Company typically estimates the SSP of products and services based on observable transactions when the products and services are sold on a standalone basis and those prices fall within a reasonable range. The Company typically has more than one SSP for individual products and services due to the stratification of these products by customers and circumstances. In these instances, the Company uses information such as the size of the customer, geographic region, as well as customization of the products in determining the SSP. In instances where the SSP is not directly observable, the Company determines the SSP using information that includes market conditions, entity-specific factors, including discounting strategies, information about the customer or class of customer that is reasonably available and other observable inputs. While changes in the allocation of SSP between performance obligations will not affect the amount of total revenue recognized for a particular contract, any material changes could impact the timing of revenue recognition, which could have a material effect on the Company’s financial position and result of operations.
Although the products are generally not sold with a right of return, the Company may provide other credits or sales incentives, which are accounted for either as variable consideration or material right, depending on the specific terms and conditions of the arrangement. These credits and incentives are estimated at contract inception and updated at the end of each reporting period if and when additional information becomes available.
As outlined above, the Company uses judgment to evaluate whether or not the customer has obtained control of the product and considers the several indicators in evaluating whether or not control has transferred to the customer. Not all of the indicators need to be met for the Company to conclude that control has transferred to the customer.
Contract Assets/Liabilities
The timing of revenue recognition, billings and cash collections may result in accounts receivable, contract assets, and contract liabilities (deferred revenue) on the Company’s condensed consolidated balance sheet. A receivable is recorded in the period the Company delivers products or provides services when the Company has an unconditional right to payment. Contract assets primarily relate to the value of products and services transferred to the customer for which the right to payment is not just dependent on the passage of time. Contract assets are transferred to receivable when rights to payment become unconditional.
A contract liability is recognized when the Company receives payment or has an unconditional right to payment in advance of the satisfaction of performance. The contract liabilities represent (1) Deferred product revenue relates to the value of products that have been shipped and billed to customers and for which the control has not been transferred to the customers, and (2) Deferred service revenue, which is recorded when the Company receives consideration, or such consideration is unconditionally due, from a customer prior to transferring services to the customer under the terms of a sales contract. Deferred service revenue typically results from warranty services, and maintenance and other service contracts.
Contract assets and liabilities related to rights and obligations in a contract are recorded net in the condensed consolidated balance sheets. Upon the adoption of ASC 606, deferred costs of revenue is included in other current assets while under the legacy guidance deferred costs of revenue was included in deferred system profit.
NOTE 2 – REVENUE
New Revenue Accounting Standard
Method and Impact of Adoption
The Company adopted ASC 606 on July 1, 2018 using the modified retrospective transition approach for all contracts completed and not completed as of the date of adoption. Under the modified retrospective transition approach, periods prior to the adoption date were not adjusted and continue to be reported in accordance with ASC 605. A cumulative effect of applying ASC 606 was recorded to beginning retained earnings to reflect the impact of all existing arrangements under ASC 606.

The net decrease to retained earnings of $21.0 million as of July 1, 2018 due to the adoption of ASC 606 was primarily related to the following items:

•
A decrease of approximately $97.0 million in retained earnings related to the deferral of estimated fair value of the warranty services provided with the Company’s products for which revenue will be recognized in future periods under ASC 606. Further, upon adoption of ASC 606, the Company will recognize the standard warranty for a majority of products as a separate performance obligation, while in prior periods, the Company accounted for the estimated warranty cost as a charge to costs of sales when revenue was recognized. This was partially offset by an increase in retained earnings of approximately $37.0 million related to reversal of standard warranty expense, which was charged to cost of revenues in prior periods.

•
An increase in retained earnings of approximately $26.0 million as a result of a change in the timing of transfer of control over products to the customers. Revenue under ASC 606 is expected to be recognized earlier than it would have been under legacy guidance primarily due to the Company’s assessment of timing of transfer of control.

The following table summarizes the effects of adopting ASC 606 on the Company’s condensed consolidated balance sheet as of September 30, 2018:

September 30, 2018 (In thousands)	As reported under ASC 606	Prior to adoption of ASC 606	Effect of changes
ASSETS
Accounts receivable, net	$602,210	$614,476	$(12,266)
Other current assets	144,999	115,863	29,136
Deferred income taxes	222,107	199,326	22,781
LIABILITIES
Deferred system revenue	$216,427	$—	$216,427
Deferred service revenue	166,254	58,984	107,270
Deferred system profit	—	330,622	(330,622)
Other current liabilities	773,319	820,159	(46,840)
Deferred service revenue, non-current	80,936	73,741	7,195
STOCKHOLDERS’ EQUITY
Retained earnings	$1,027,370	$941,162	$86,208
Accumulated other comprehensive income (loss)	(56,167)	(56,182)	15

The following table summarizes the effects of adopting ASC 606 on the Company’s condensed consolidated statements of operations for the three months ended September 30, 2018:

Three months ended September 30, 2018 (In thousands, except per share amounts)	As reported under ASC 606		Prior to adoption of ASC 606	Effect of changes
Revenues:
Product	$829,227		$700,673	$128,554
Service	264,033		229,960	34,073
Costs and expenses:
Costs of revenues	381,387		341,874	39,513
Other expense (income), net	(10,025)	—	(10,026)	1
Provision for income taxes	31,624		15,934	15,690
Net income	$395,944		$288,521	$107,423
Net income per share:
Basic	$2.55		$1.86	$0.69
Diluted	$2.54		$1.85	$0.69

Revenue recognized under ASC 606 is higher than it would have been under legacy guidance. This is primarily driven by the changes related to the accounting of standard warranty and our assessment of transfer of control.
Under ASC 606, revenue is recognized earlier than it would have been recognized under legacy guidance primarily due to the Company's assessment of timing of transfer of control. Additionally, the Company renders standard warranty coverage on its products for 12 months, providing labor and parts necessary to repair and maintain the products during the warranty period. Prior to adoption of ASC 606, the Company accounted for the estimated warranty cost as a charge to costs of sales when revenue was recognized. Upon adoption of ASC 606, the standard warranty for the majority of products is recognized as a separate performance obligation.

Contract Balances

	As of	As of
(In thousands, except for percentage)	September 30, 2018	July 1, 2018	$ Change	% Change
Accounts receivable, net	$602,210	$635,878	$(33,668)	(5.29)%
Contract assets	$15,373	$14,727	$646	4.39%
Contract liabilities	$463,617	$556,691	$(93,074)	(16.72)%
The Company’s payment terms and conditions vary by contract type, although terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of shipment, with the remainder payable within 30 days of acceptance. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component.
The change in contract assets during the three months ended September 30, 2018 is mainly due to $13.7 million of revenue recognized in excess of the amounts billed to the customers, partially offset by $13.0 million of contract assets reclassified to accounts receivable as the Company’s right to consideration for these contract assets became unconditional. Contract assets are included in Other current assets on the Company's condensed consolidated balance sheet.
During the three months ended September 30, 2018, the Company recognized revenue of $279.0 million that was included in contract liabilities as of July 1, 2018. This was partially offset by the value of products and services billed to customers for which control of the products and service has not transferred to the customers. Contract liabilities are included in current and non-current liabilities on the Company's condensed consolidated balance sheets.

Remaining Performance Obligations
As of September 30, 2018, the Company had $1.41 billion of remaining performance obligations, which represents the Company’s obligation to deliver products and services, and consists primarily of sales orders where written customer requests have been received. The Company expects to recognize approximately 5% to 15% of these performance obligations as revenue beyond the next twelve months, subject to risk of delays, pushouts, and cancellation by the customer, usually with limited or no penalties.
Refer to Note 17 “Segment Reporting and Geographic Information” for further information, including revenue by geographic region as well as significant product and service offering.
Practical expedient
The Company applies the following practical expedients:

•	The Company accounts for shipping and handling costs as activities to fulfill the promise to transfer the goods, instead of a promised service to its customer.

•
The Company has elected to not adjust the promised amount of consideration for the effects of a significant financing component as the Company expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will generally be one year or less.

•
The Company has elected to adopt the practical expedient for contract costs, specifically in relation to incremental costs of obtaining a contract. Costs to obtain a contract are not material, and the Company generally expenses such costs as incurred because the amortization period is one year or less.

•
The Company has elected to adopt the practical expedient for contract modifications, specifically to reflect the aggregate effect of all modifications that occur before July 1, 2018 in determining the transaction price, identifying the satisfied and unsatisfied performance obligations, and allocating the transaction price to the performance obligations.

NOTE 3 – FAIR VALUE MEASUREMENTS
The Company’s financial assets and liabilities are measured and recorded at fair value, except for its debt and certain equity investments in privately-held companies. Prior to July 1, 2018, the equity investments were generally accounted for under the cost method of accounting and were periodically assessed for other-than-temporary impairment when an event or circumstance indicated that an other-than-temporary decline in value may have occurred. Effective July 1, 2018, equity investments without a readily available fair value are accounted for using the measurement alternative. The measurement alternative is calculated as cost minus impairment, if any, plus or minus changes resulting from observable price changes.
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
As of September 30, 2018, the types of instruments valued based on quoted market prices in active markets included money market funds, certain U.S. Treasury securities and U.S. Government agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs included corporate debt securities, sovereign securities, certain U.S. Treasury securities and U.S. Government agency securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
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
The fair value of contingent consideration payable, which relates to the acquisitions of privately-held companies, was classified as Level 3 and estimated using significant inputs that were not observable in the market.

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on the Company’s Condensed Consolidated Balance Sheet as follows:

As of September 30, 2018 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Little or no market activity Inputs (Level 3)
Assets
Cash equivalents:
U.S. Treasury securities	$17,357	$—	$17,357	$—
Money market funds and other	1,118,051	1,118,051	—	—
U.S. Government agency securities	22,354	—	22,354	—
Marketable securities:
Corporate debt securities	595,096	—	595,096	—
U.S. Government agency securities	245,228	245,228	—	—
Sovereign securities	17,205	—	17,205	—
U.S. Treasury securities	271,554	271,554	—	—
Total cash equivalents and marketable securities(1)	2,286,845	1,634,833	652,012	—
Other current assets:
Derivative assets	9,988	—	9,988	—
Other non-current assets:
Executive Deferred Savings Plan	203,370	146,388	56,982	—
Total financial assets(1)	$2,500,203	$1,781,221	$718,982	$—
Liabilities
Other current liabilities:
Derivative liabilities	$(1,393)	$—	$(1,393)	$—
Contingent consideration payable	(3,102)	—	—	(3,102)
Total financial liabilities	$(4,495)	$—	$(1,393)	$(3,102)
________________
(1) Excludes cash of $467.6 million held in operating accounts and time deposits of $25.8 million as of September 30, 2018.

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
________________
(1) Excludes cash of $473.8 million held in operating accounts and time deposits of $54.5 million as of June 30, 2018.
There were no transfers between Level 1 and Level 2 fair value measurements during the three months ended September 30, 2018. The Company generally did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of June 30, 2018.

NOTE 4 – FINANCIAL STATEMENT COMPONENTS
Consolidated Balance Sheets

(In thousands)	As of September 30, 2018	As of June 30, 2018
Accounts receivable, net:
Accounts receivable, gross	$613,847	$663,317
Allowance for doubtful accounts	(11,637)	(11,639)
	$602,210	$651,678
Inventories:
Customer service parts	$265,849	$253,639
Raw materials	349,300	331,065
Work-in-process	297,606	280,208
Finished goods	80,772	66,933
	$993,527	$931,845
Other current assets:
Contract assets	$15,373	$—
Deferred costs of revenue(1)	47,843	—
Prepaid expenses	57,947	47,088
Prepaid income tax and other taxes	3,295	23,452
Other current assets	20,541	14,619
	$144,999	$85,159
Land, property and equipment, net:
Land	$40,582	$40,599
Buildings and leasehold improvements	333,224	335,647
Machinery and equipment	583,682	577,077
Office furniture and fixtures	22,272	22,171
Construction-in-process	15,085	9,180
	994,845	984,674
Less: accumulated depreciation	(703,613)	(698,368)
	$291,232	$286,306
Other non-current assets:
Executive Deferred Savings Plan(2)	$203,370	$197,213
Other non-current assets	21,799	19,606
	$225,169	$216,819
Other current liabilities:
Executive Deferred Savings Plan(2)	$203,989	$199,505
Compensation and benefits	243,874	177,587
Other accrued expenses	93,357	123,869
Customer credits and advances	119,655	116,440
Warranty	347	42,258
Income taxes payable	69,822	23,287
Interest payable	42,275	16,947
	$773,319	$699,893
Other non-current liabilities:
Income taxes payable	$348,282	$371,665
Pension liabilities	66,431	66,786
Other non-current liabilities	33,271	32,912
	$447,984	$471,363
____________

(1)	Deferred costs of revenue were previously included under deferred system profit prior to the adoption of ASC 606.

(2)
KLA-Tencor has a non-qualified deferred compensation plan (known as “Executive Deferred Savings Plan” or “EDSP”) under which certain employees and non-employee directors may defer a portion of their compensation. The expense associated with changes in the EDSP liability included in selling, general and administrative expense was $7.5 million and $6.8 million during the three months ended September 30, 2018 and 2017, respectively. The amount of net gains associated with changes in the EDSP assets included in selling, general and administrative expense was $7.4 million and $6.9 million during the three months ended September 30, 2018 and 2017, respectively. For additional details, refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (“OCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of September 30, 2018	$(42,050)	$(9,277)	$11,841	$(16,681)	$(56,167)

Balance as of June 30, 2018	$(29,974)	$(11,032)	$1,932	$(14,859)	$(53,933)
The effects on net income of amounts reclassified from accumulated OCI to the Condensed Consolidated Statement of Operations for the indicated period were as follows (in thousands):

	Location in the Condensed Consolidated	Three months ended September 30,
Accumulated OCI Components	Statements of Operations	2018	2017
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$983	$968
	Costs of revenues	(134)	961
	Interest expense	188	189
	Net gains (losses) reclassified from accumulated OCI	$1,037	$2,118
Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$(481)	$6
The amounts reclassified out of accumulated OCI related to the Company’s defined benefit pension plans, which were recognized as a component of net periodic cost for the three months ended September 30, 2018 and 2017 were $0.2 million, respectively. For additional details, refer to Note 11, “Employee Benefit Plans” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.
NOTE 5 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of September 30, 2018 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$600,825	$137	$(5,866)	$595,096
Money market funds and other	1,118,051	—	—	1,118,051
Sovereign securities	17,352	—	(147)	17,205
U.S. Government agency securities	269,824	10	(2,252)	267,582
U.S. Treasury securities	292,203	—	(3,292)	288,911
Subtotal	2,298,255	147	(11,557)	2,286,845
Add: Time deposits(1)	25,842	—	—	25,842
Less: Cash equivalents	1,181,895	—	(2)	1,181,893
Marketable securities	$1,142,202	$147	$(11,555)	$1,130,794

As of June 30, 2018 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$747,763	$148	$(7,508)	$740,403
Money market funds and other	863,115	—	—	863,115
Sovereign securities	17,293	—	(151)	17,142
U.S. Government agency securities	326,508	16	(2,827)	323,697
U.S. Treasury securities	411,329	3	(3,682)	407,650
Subtotal	2,366,008	167	(14,168)	2,352,007
Add: Time deposits(1)	54,537	—	—	54,537
Less: Cash equivalents	930,608	—	—	930,608
Marketable securities	$1,489,937	$167	$(14,168)	$1,475,936
________________
(1) Time deposits excluded from fair value measurements.
KLA-Tencor’s investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of the Company’s unrealized losses are due to changes in market interest rates and bond yields. The Company believes that it has the ability to realize the full value of all of these investments upon maturity. The following table summarizes the fair value and gross unrealized losses of the Company’s investments that were in an unrealized loss position as of the date indicated below:

As of September 30, 2018 (In thousands)	Fair Value	Gross Unrealized Losses(1)
Corporate debt securities	$518,894	$(5,866)
U.S. Treasury securities	271,554	(3,291)
U.S. Government agency securities	238,564	(2,251)
Sovereign securities	17,205	(147)
Total	$1,046,217	$(11,555)
__________________
(1) As of September 30, 2018, the amount of total gross unrealized losses related to investments that had been in a continuous loss position for 12 months or more was $7.3 million.

The contractual maturities of securities classified as available-for-sale, regardless of their classification on the Company’s Condensed Consolidated Balance Sheet, as of the date indicated below were as follows:

As of September 30, 2018 (In thousands)	Amortized Cost	Fair Value
Due within one year	$650,451	$645,992
Due after one year through three years	491,751	484,802
	$1,142,202	$1,130,794
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities for the three months ended September 30, 2018 and 2017 were immaterial.

NOTE 6 - BUSINESS COMBINATIONS

During the three months ended September 30, 2018, the Company acquired certain assets and assumed certain liabilities of a privately-held company for a total purchase consideration of $4.1 million, which includes a promise to pay an additional consideration of up to $1.5 million contingent on the achievement of certain milestones. As of September 30, 2018, the estimated fair value of the additional consideration was $1.5 million, which is classified as a current liability on the condensed consolidated balance sheet.

On July 11, 2018, the Company acquired the outstanding shares of a privately-held company for a total purchase consideration of $11.3 million, including the fair value of the promise to pay an additional consideration of up to $4.5 million contingent on the achievement of certain revenue milestones. As of September 30, 2018, the estimated fair value of the additional consideration was $1.6 million, which is classified as a current liability on the condensed consolidated balance sheet.

The Company has included the financial results of the acquisitions completed during the first quarter of the fiscal year 2019 in its condensed consolidated financial statements from the date of acquisition. These results were not individually or in aggregate material to our condensed consolidated financial statements.

For the fiscal year ended June 30, 2018, the Company acquired a product line from Keysight Technologies, Inc., a related party, for a total purchase consideration of $12.1 million, of which $5.2 million was allocated to goodwill based on the fair value at the acquisition date. Goodwill recognized was deductible for income tax purposes. For additional details, refer to Note 8 “Business Combinations,” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

NOTE 7 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
The Company has four reporting units: Wafer Inspection, Patterning, Global Service and Support (“GSS”), and Others. The following table presents goodwill balances and the movements by reporting unit during the three months ended September 30, 2018:

(In thousands)	Wafer Inspection	Patterning	GSS	Others	Total
Balance as of June 30, 2018	$281,005	$53,255	$8,039	$12,399	$354,698
Acquired goodwill	—	—	4,631	1,176	5,807
Foreign currency and other adjustments	(77)	—	—	—	(77)
Balance as of September 30, 2018	$280,928	$53,255	$12,670	$13,575	$360,428
The acquired goodwill during the three months ended September 30, 2018 resulted primarily from the acquisition of certain assets and liabilities of privately-held companies. See Note 6 “Business Combinations” for additional details.
As of September 30, 2018, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed in the third quarter of the fiscal year ended June 30, 2018. For additional details, refer to Note 6 “Goodwill and Purchased Intangible Assets,” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018. The next annual assessment of goodwill by reporting unit is scheduled to be performed in the third quarter of the fiscal year ending June 30, 2019.
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of September 30, 2018			As of June 30, 2018
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-7 years	$166,029	$145,093	$20,936	$160,859	$144,202	$16,657
Trade name/Trademark	5-7 years	21,073	20,100	973	20,993	20,060	933
Customer relationships	7 years	58,050	55,234	2,816	56,680	55,136	1,544
Other	<1-5 years	1,270	866	404	660	461	199
Total		$246,422	$221,293	$25,129	$239,192	$219,859	$19,333
Purchased intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

For the three months ended September 30, 2018 and 2017, amortization expense for purchased intangible assets was $1.4 million and $1.2 million, respectively. The increase in the gross carrying value resulted primarily from the acquisition of certain assets and liabilities of privately-held companies. See Note 6 “Business Combinations” for additional details. Based on the purchased intangible assets recorded as of September 30, 2018, and assuming no subsequent additions to, or impairment of, the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2019 (remaining 9 months)	$3,523
2020	4,438
2021	4,438
2022	4,438
2023	4,244
Thereafter	4,048
Total	$25,129
NOTE 8 – DEBT
The following table summarizes the debt of the Company as of September 30, 2018 and June 30, 2018:

	As of September 30, 2018		As of June 30, 2018
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 3.375% Senior Notes due on November 1, 2019	$250,000	3.377%	$250,000	3.377%
Fixed-rate 4.125% Senior Notes due on November 1, 2021	500,000	4.128%	500,000	4.128%
Fixed-rate 4.650% Senior Notes due on November 1, 2024(1)	1,250,000	4.682%	1,250,000	4.682%
Fixed-rate 5.650% Senior Notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Total debt	2,250,000		2,250,000
Unamortized discount	(2,433)		(2,523)
Unamortized debt issuance costs	(9,677)		(10,075)
Total debt	$2,237,890		$2,237,402
Reported as:
Long-term debt	2,237,890		2,237,402
Total debt	$2,237,890		$2,237,402
__________________

(1)
The effective interest rate disclosed above for this series of Senior Notes excludes the impact of the treasury rate lock hedge discussed below. The effective interest rate including the impact of the treasury rate lock hedge was 4.626%.

As of September 30, 2018, future principal payments for the long-term debt are $250.0 million in fiscal year 2020; $500.0 million in fiscal year 2022; and $1.50 billion after fiscal year 2023.
Senior Notes:
In November 2014, the Company issued $2.50 billion aggregate principal amount of senior, unsecured long-term notes (collectively referred to as “Senior Notes”). The Company issued the Senior Notes as part of the leveraged recapitalization plan under which the proceeds from the Senior Notes in conjunction with the proceeds from the term loans and cash on hand were used (x) to fund a special cash dividend of $16.50 per share, aggregating to approximately $2.76 billion, (y) to redeem $750.0 million of Senior Notes, including associated redemption premiums, accrued interest and other fees and expenses and (z) for other general corporate purposes, including repurchases of shares pursuant to the Company’s stock repurchase program.

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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of September 30, 2018 and June 30, 2018 was approximately $2.31 billion and $2.33 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of September 30, 2018, the Company was in compliance with all of its covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility:
In November 2017, the Company entered into a Credit Agreement (the “Credit Agreement”) providing for a $750.0 million five-year unsecured Revolving Credit Facility (the “Revolving Credit Facility”), which replaced its prior Credit Facility. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased in an amount up to $250.0 million in the aggregate.
The Company may borrow, repay and reborrow funds under the Revolving Credit Facility until its maturity on November 30, 2022 (the “Maturity Date”), at which time such Revolving Credit Facility will terminate, and all outstanding loans under such facility, together with all accrued and unpaid interest, must be repaid. The Company may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility will bear interest, at the Company’s option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to 175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. The Company is also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to the Company’s credit rating. As of September 30, 2018, the Company pays an annual commitment fee of 12.5 bps on the daily undrawn balance of the Revolving Credit Facility.

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
The Company was in compliance with all covenants under the Credit Agreement as of September 30, 2018 and had no outstanding borrowings under the unfunded Revolving Credit Facility.
NOTE 9 – EQUITY AND LONG-TERM INCENTIVE COMPENSATION PLANS
Equity Incentive Program
As of September 30, 2018, the Company had two equity incentive plans under which the Company was able to issue equity incentive awards, such as restricted stock units and stock options, to its employees, consultants and members of its Board of Directors: the 2004 Equity Incentive Plan (the “2004 Plan”) and the 1998 Director Plan (the “Outside Director Plan”) with 1.4 million and 1.7 million shares available for issuance, respectively.
For details of the 2004 Plan and the Outside Director Plan, refer to Note 8 “Equity and Long-Term Incentive Compensation Plans,” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.
Equity Incentive Plans - General Information
The following table summarizes the combined activity under the Company’s equity incentive plans for the indicated periods:

(In thousands)	Available For Grant(1)
Balance as of June 30, 2018	3,680
Restricted stock units granted (2)	(637)
Restricted stock units granted adjustment (3)	5
Restricted stock units canceled	4
Balance as of September 30, 2018	3,052
__________________

(1)	The number of restricted stock units reflects the application of the award multiplier (1.8x or 2.0x depending on the grant date of the applicable award).

(2)
Includes restricted stock units granted to senior management during the three months ended September 30, 2018 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of September 30, 2018, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria had been satisfied. Therefore, this line item includes all such performance-based restricted stock units granted during the three months ended September 30, 2018, reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.4 million shares for the three months ended September 30, 2018 reflects the application of the multiplier described above).

(3)
Represents the portion of restricted stock units granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the three months ended September 30, 2018.

The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. For restricted stock units granted without “dividend equivalent” rights, fair value is calculated using the closing price of the Company’s common stock on the grant date, adjusted to exclude the present value of dividends which are not accrued on those restricted stock units. The fair value for restricted stock units granted with “dividend equivalent” rights is determined using the closing price of the Company’s common stock on the grant date. As of September 30, 2018, the Company accrued $4.8 million of dividends payable, which included both a special cash dividend and regular quarterly cash dividends for the unvested restricted stock units outstanding as of the dividend record date. The fair value for purchase rights under the Company’s Employee Stock Purchase Plan is determined using a Black-Scholes model.

The following table shows pre-tax stock-based compensation expense for the indicated periods:

	Three months ended September 30,
(In thousands)	2018	2017
Stock-based compensation expense by:
Costs of revenues	$1,831	$1,416
Research and development	2,519	2,171
Selling, general and administrative	11,788	10,444
Total stock-based compensation expense	$16,138	$14,031
The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of September 30, 2018	As of June 30, 2018
Inventory	$4,817	$4,580
Restricted Stock Units
The following table shows the activity and weighted-average grant date fair value for restricted stock units during the three months ended September 30, 2018:

Restricted Stock Units	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2018(2)	2,014	$76.50
Granted(2)	318	$118.47
Granted adjustments(3)	(2)	$50.88
Vested and released	(332)	$63.72
Withheld for taxes	(234)	$63.72
Forfeited	(2)	$87.87
Outstanding restricted stock units as of September 30, 2018(2)	1,762	$88.21
__________________

(1)
Share numbers reflect actual shares subject to awarded restricted stock units. Under the terms of the 2004 Plan, the number of shares subject to each award reflected in this number is multiplied by either 1.8x or 2.0x (depending on the grant date of the award) to calculate the impact of the award on the share reserve under the 2004 Plan.

(2)
Includes restricted stock units granted to senior management with performance-based vesting criteria (in addition to service-based vesting criteria for any of such restricted stock units that are deemed to have been earned). As of September 30, 2018, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria had been satisfied. Therefore, this line item includes all such performance-based restricted stock units, reported at the maximum possible number of shares (42 thousand shares for the fiscal year ended June 30, 2017, 0.2 million shares for the fiscal year ended June 30, 2018 and 0.2 million shares for the three months ended September 30, 2018) that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

(3)
Represents the portion of restricted stock units granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during three months ended September 30, 2018.

The restricted stock units granted by the Company generally vest (a) with respect to awards with only service-based vesting criteria, in three or four equal installments and (b) with respect to awards with both performance-based and service-based vesting criteria, in two equal installments on the third and fourth anniversaries of the grant date, in each case subject to the recipient remaining employed by the Company as of the applicable vesting date. The restricted stock units granted to the independent members of the Board of Directors' vest annually.

The following table shows the weighted-average grant date fair value per unit for the restricted stock units granted and the restricted stock units vested and tax benefits realized by the Company in connection with vested and released restricted stock units for the indicated periods:

	Three months ended September 30,
(In thousands, except for weighted-average grant date fair value)	2018	2017
Weighted-average grant date fair value per unit	$118.47	$88.96
Grant date fair value of vested restricted stock units	$36,072	$36,534
Tax benefits realized by the Company in connection with vested and released restricted stock units	$6,918	$18,412
As of September 30, 2018, the unrecognized stock-based compensation expense balance related to restricted stock units was $128.4 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.7 years. The intrinsic value of outstanding restricted stock units as of September 30, 2018 was $179.2 million.
Cash-Based Long-Term Incentive Compensation
The Company has adopted a cash-based long-term incentive (“Cash LTI Plan”) program for many of its employees as part of the Company’s employee compensation program. During the three months ended September 30, 2018 and 2017, the Company approved Cash LTI awards of $2.8 million and $2.1 million, respectively. Cash LTI awards issued to employees under the Cash LTI Plan will vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date. Executives and non-employee Board of Directors' members are not participating in this program. During the three months ended September 30, 2018 and 2017, the Company recognized $15.2 million and $14.8 million, respectively, in compensation expense under the Cash LTI Plan. As of September 30, 2018, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $116.4 million.
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
The offering period (or length of the look-back period) under the ESPP has a duration of six months, and the purchase price with respect to each offering period beginning on or after such date is, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of the Company’s common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of the Company’s common stock on the purchase date. The Company estimates the fair value of purchase rights under the ESPP using a Black-Scholes model.
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended September 30,
	2018	2017
Stock purchase plan:
Expected stock price volatility	30.0%	25.9%
Risk-free interest rate	1.9%	0.9%
Dividend yield	2.9%	2.6%
Expected life (in years)	0.5	0.5

The following table shows the tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three months ended September 30,
	2018	2017
Tax benefits realized by the Company in connection with the disqualifying dispositions of shares purchased under the ESPP	$511	$847
Weighted-average fair value per share based on Black-Scholes model	$22.73	$19.04
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which KLA-Tencor estimates will be required to be issued under the ESPP during the forthcoming fiscal year. As of September 30, 2018, a total of 2.0 million shares were reserved and available for issuance under the ESPP.
Quarterly cash dividends
On August 2, 2018, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.75 per share on the outstanding shares of the Company’s common stock, which was paid on August 31, 2018 to the stockholders of record as of the close of business on August 15, 2018. The total amount of regular quarterly cash dividends and dividend equivalents paid by the Company during the three months ended September 30, 2018 and 2017 was $119.9 million and $94.1 million, respectively. The amount of accrued dividends payable for regular quarterly cash dividends on unvested restricted stock units with dividend equivalent rights as of September 30, 2018 and June 30, 2018 was $4.8 million and $6.7 million, respectively. These accrued cash dividends will be paid upon vesting of the underlying restricted stock units.
Special cash dividend
On November 19, 2014, the Company’s Board of Directors declared a special cash dividend of $16.50 per share on our outstanding common stock, which was paid on December 9, 2014 to the stockholders of record as of the close of business on December 1, 2014. The declaration and payment of the special cash dividend was part of the Company’s leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 8 “Debt” that was completed during the three months ended December 31, 2014. As of the declaration date, the total amount of the special cash dividend accrued by the Company was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014, except for the aggregate special cash dividend of $43.0 million that was accrued for the unvested restricted stock units. As of September 30, 2018 and June 30, 2018, the Company had a total of $37.5 thousand and $2.8 million, respectively, of accrued dividends payable for the special cash dividend with respect to outstanding unvested restricted stock units, which will be paid when such underlying unvested restricted stock units vest. During the three months ended September 30, 2018 and 2017, the total special cash dividends paid with respect to vested restricted stock units were $2.8 million and $6.2 million, respectively.
NOTE 10 – STOCK REPURCHASE PROGRAM
The Company’s Board of Directors has authorized a program which permits the Company to repurchase up to $1.00 billion of its common stock, or up to $2.00 billion if the Orbotech Merger closes. The intent of this program is to offset the dilution from KLA-Tencor’s equity incentive plans, employee stock purchase plan, the issuance of shares in the merger involving Orbotech, as well as to return excess cash to the Company’s stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases were made in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder, such as Rule 10b-18 and Rule 10b5-1. This stock repurchase program has no expiration date and may be suspended at any time. As of September 30, 2018, an aggregate of approximately $654.1 million was available for repurchase under the Company’s repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three months ended September 30,
(In thousands)	2018	2017
Number of shares of common stock repurchased	2,781	433
Total cost of repurchases	$307,786	$40,775

As of September 30, 2018, the Company had repurchased 0.1 million shares for $7.8 million, which repurchases had not settled prior to September 30, 2018. The amount was recorded as a component of other current liabilities for the period presented.
NOTE 11 – NET INCOME PER SHARE
Basic net income per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by using the weighted-average number of common shares outstanding during the period, increased to include the number of additional shares of common stock that would have been outstanding if the shares of common stock underlying the Company’s outstanding dilutive restricted stock units had been issued. The dilutive effect of outstanding restricted stock units is reflected in diluted net income per share by application of the treasury stock method.
The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share amounts)	Three months ended September 30,
	2018	2017
Numerator:
Net income	$395,944	$280,936
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	155,221	156,826
Effect of dilutive restricted stock units and options	862	1,020
Weighted-average shares-diluted	156,083	157,846
Basic net income per share	$2.55	$1.79
Diluted net income per share	$2.54	$1.78
Anti-dilutive securities excluded from the computation of diluted net income per share	207	—
NOTE 12 – INCOME TAXES
The following table provides details of income taxes:

	Three months ended September 30,
(Dollar amounts in thousands)	2018	2017
Income before income taxes	$427,568	$336,152
Provision for income taxes	$31,624	$55,216
Effective tax rate	7.4%	16.4%

The Company’s effective tax rate during the three months ended September 30, 2018 was impacted by the Tax Cuts and Jobs Act (the “Act”), which was enacted into law on December 22, 2017. Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of provision for income taxes from continuing operations. The Company has not fully completed its accounting for the tax effects of the enactment of the Act. As a result, the Company made an additional provision for income tax during the three months ended September 30, 2018 relating to the transaction tax due to enactment of the Act.

The Act includes significant changes to the U.S. corporate income tax system which reduces the Company's U.S. federal corporate tax rate from 35.0% to 21.0% as of January 1, 2018; shifts to a modified territorial tax regime which requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously tax deferred; and creates new taxes on certain foreign-sourced earnings.

As of September 30, 2018, the Company had not fully completed its accounting for the tax effects of the enactment of the Act. The Company’s provision for income taxes for the three months ended September 30, 2018 is based in part on a reasonable estimate of the effects on its transition tax and existing deferred tax balances. For the amounts which the Company was able to reasonably estimate, the Company recognized a provisional tax benefit amount of $19.8 million for the three months ended September 30, 2018. The provisional tax benefit amount is included as a component of provision for income taxes from continuing operations. The component of the provisional tax benefit amount is as follows:

•
The Company recorded a provisional tax benefit adjustment of $19.8 million for the transition tax liability. The Company has not yet completed the calculation of the total post-1986 foreign E&P and the income tax pools for all foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. In addition, further interpretations from U.S. federal and state governments and regulatory organizations may change the provisional tax liability or the accounting treatment of the provisional tax liability.

The Act also includes provisions for GILTI wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. This income will effectively be taxed at a 10.5% tax rate in general. As a result, the Company’s deferred tax assets and liabilities were being evaluated if the deferred tax assets and liabilities should be recognized for the basis differences expected to reverse as a result of GILTI provisions that are effective for the Company after the fiscal year ending June 30, 2018, or should the tax on GILTI provisions be recognized in the period the Act was signed into law. The Company has elected to account for GILTI as a component of current period tax expense for the fiscal year ending June 30, 2019.
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
NOTE 13 – LITIGATION AND OTHER LEGAL MATTERS
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

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended September 30,
(In thousands)	2018	2017
Receivables sold under factoring agreements	$61,540	$31,901
Proceeds from sales of LCs	$10,892	$5,571
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
Facilities. KLA-Tencor leases certain of its facilities under arrangements that are accounted for as operating leases. Rent expense was $2.3 million and $2.5 million for the three months ended September 30, 2018 and 2017, respectively.
The following is a schedule of expected operating lease payments:

Fiscal year ending June 30,	Amount (In thousands)
2019 (remaining 9 months)	$6,303
2020	6,695
2021	4,925
2022	2,483
2023	1,831
2024 and thereafter	2,703
Total minimum lease payments	$24,940
Purchase Commitments. KLA-Tencor maintains commitments to purchase inventory from its suppliers as well as goods and services in the ordinary course of business. The Company’s liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. The Company’s estimate of its significant purchase commitments is approximately $476.6 million as of September 30, 2018, which are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash Long-Term Incentive Plan. As of September 30, 2018, the Company had committed $161.1 million for future payment obligations under its Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by the Company as of the applicable award vesting date.
Guarantees and Contingencies. The Company maintains guarantee arrangements available through various financial institutions for up to $22.0 million, of which $15.5 million had been issued as of September 30, 2018, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of the Company’s subsidiaries in Europe and Asia.
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
In October 2014, the Company entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The Rate Lock Agreements had a notional amount of $1.00 billion in aggregate which matured in the second quarter of the fiscal year ended June 30, 2015. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and the Company recorded the fair value of $7.5 million as a gain within accumulated other comprehensive income (loss) as of December 31, 2014. The Company recognized $0.2 million for each of the three months ended September 30, 2018 and 2017 for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. As of September 30, 2018, the unamortized portion of the fair value of the forward contracts for the Rate Lock Agreements was $4.6 million.
During the three months ended June 30, 2018, the Company entered into a series of forward contracts (the “2018 Rate Lock Agreements”) to lock the benchmark interest rate prior to expected debt issuances. The objective of the 2018 Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The 2018 Rate Lock Agreement had a notional amount of $500.0 million in aggregate with contract maturity dates in the first half of the fiscal year ending June 30, 2019. Each forward contract will be closed on the earlier of the completion date of pricing of the portion of the intended debt being hedged or the expiration date. The Company designated each of the 2018 Rate Lock Agreements as a qualifying hedging instrument to be accounted for as a cash flow hedge, under which the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss), and subsequently amortized into earnings as a component of interest expense over the term of the underlying debt. The ineffective portion, if any, will be recognized in earnings immediately. During the three months ended September 30, 2018, the 2018 Rate Lock Agreements were extended with a maturity date in the quarter ending December 31, 2018 and the realized gain of $4.5 million was recorded in OCI. As of September 30, 2018, the fair value of the outstanding forward contracts for the 2018 Rate Lock Agreements was $3.1 million.
Derivatives in Cash Flow Hedging Relationships: Foreign Exchange and Interest Rate Contracts
The locations and amounts of designated and non-designated derivative instruments’ gains and losses reported in the condensed consolidated financial statements for the indicated periods were as follows:

		Three months ended September 30,
(In thousands)	Location in Financial Statements	2018	2017
Derivatives Designated as Hedging Instruments
Gains (losses) in accumulated OCI on derivatives (effective portion)	Accumulated OCI	$13,794	$444
Gains (losses) reclassified from accumulated OCI into income (effective portion):	Revenues	$983	$968
	Costs of revenues	(134)	961
	Interest expense	188	189
	Net gains (losses) reclassified from accumulated OCI into income (effective portion)	$1,037	$2,118
Gains (losses) recognized in income on derivatives (ineffective portion and amount excluded from effectiveness testing)	Other expense (income), net	$229	$(71)
Derivatives Not Designated as Hedging Instruments
Gains (losses) recognized in income	Other expense (income), net	$3,763	$439

The U.S. dollar equivalent of all outstanding notional amounts of foreign currency hedge contracts, with maximum remaining maturities of approximately seven months as of September 30, 2018 and ten months as of June 30, 2018, were as follows:

(In thousands)	As of September 30, 2018	As of June 30, 2018
Cash flow hedge contracts- foreign currency
Purchase	$6,073	$8,116
Sell	$90,410	$115,032
Other foreign currency hedge contracts
Purchase	$182,026	$130,442
Sell	$169,899	$154,442
The locations and fair value amounts of the Company’s derivative instruments reported in its Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of September 30, 2018	As of June 30, 2018	Balance Sheet Location	As of September 30, 2018	As of June 30, 2018
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Rate lock contracts	Other current assets	$3,071	$219	Other current liabilities	$—	$5,158
Foreign exchange contracts	Other current assets	1,856	3,259	Other current liabilities	159	312
Total derivatives designated as hedging instruments		4,927	3,478		159	5,470
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	5,061	1,907	Other current liabilities	1,234	1,358
Total derivatives not designated as hedging instruments		5,061	1,907		1,234	1,358
Total derivatives		$9,988	$5,385		$1,393	$6,828
The following table provides the balances and changes in accumulated OCI, before taxes, related to derivative instruments for the indicated periods:

	Three months ended September 30,
(In thousands)	2018	2017
Beginning balance	$2,346	$8,126
Amount reclassified to income	(1,037)	(2,118)
Net change in unrealized gains or losses	13,794	444
Ending balance	$15,103	$6,452

Offsetting of Derivative Assets and Liabilities
KLA-Tencor presents derivatives at gross fair values in the Condensed Consolidated Balance Sheets. The Company has entered into arrangements with each of its counterparties, which reduce credit risk by permitting net settlement of transactions with the same counterparty under certain conditions. As of September 30, 2018 and June 30, 2018, information related to the offsetting arrangements was as follows (in thousands):

As of September 30, 2018				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$9,988	$—	$9,988	$(1,393)	$—	$8,595
Derivatives - Liabilities	$(1,393)	$—	$(1,393)	$1,393	$—	$—

As of June 30, 2018				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$5,385	$—	$5,385	$(1,888)	$—	$3,497
Derivatives - Liabilities	$(6,828)	$—	$(6,828)	$1,888	$—	$(4,940)
NOTE 16 – RELATED PARTY TRANSACTIONS
During the three months ended September 30, 2018 and 2017, the Company purchased from, or sold to, several entities, where one or more executive officers of the Company or members of the Company’s Board of Directors, or their immediate family members, were, during the periods presented, an executive officer or a board member of a subsidiary, including Citrix Systems, Inc., Integrated Device Technology, Inc., Keysight Technologies, Inc., MetLife Insurance K.K., NetApp, Inc., and Proofpoint, Inc. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three months ended September 30,
(In thousands)	2018	2017
Total revenues	$2	$2
Total purchases(1)	$603	$704
__________________

(1)
During the three months ended June 30, 2018, the Company acquired a product line from Keysight Technologies, Inc. (“Keysight”) and entered into a transition services agreement pursuant to which Keysight provides certain manufacturing services to the Company. See Note 6 “Business Combinations” for additional details. The Company recorded the manufacturing services fees under the transition services agreement with Keysight within cost of revenues, which was immaterial for the three months ended September 30, 2018.

The Company’s receivable balance from these parties were $0.2 million as of September 30, 2018 and immaterial as of June 30, 2018. The Company’s payable balance from these parties were immaterial as of September 30, 2018 and June 30, 2018.
NOTE 17 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION
While KLA-Tencor operates its business in multiple operating segments, the Company has only one reportable segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. KLA-Tencor’s chief operating decision maker is its Chief Executive Officer.

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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended September 30,
(Dollar amounts in thousands)	2018		2017
Revenues:
China	$340,134	31%	$168,339	17%
Taiwan	254,437	23%	138,559	14%
Korea	153,501	14%	274,678	28%
Japan	135,578	12%	146,435	15%
North America	102,129	9%	129,250	13%
Europe and Israel	71,669	7%	83,505	9%
Rest of Asia	35,812	4%	28,815	4%
Total	$1,093,260	100%	$969,581	100%
The following is a summary of revenues by major products for the indicated periods (as a percentage of total revenues):

	Three months ended September 30,
(Dollar amounts in thousands)	2018		2017
Revenues:
Wafer Inspection	$472,313	43%	$389,420	40%
Patterning	309,209	28%	294,350	30%
Global Service and Support(1)	272,977	25%	260,498	27%
Other	38,761	4%	25,313	3%
Total	$1,093,260	100%	$969,581	100%
__________________
(1) The Global Service and Support revenues includes service revenues as presented in the Condensed Consolidated Statements of Operations as well as certain product revenues, primarily revenues from the Company’s K-T Pro business.

In the three months ended September 30, 2018, two customers accounted for approximately 15% and 10% of total revenues. In the three months ended September 30, 2017, one customer accounted for approximately 28% of total revenues. One customer and three customers on an individual basis accounted for greater than 10% of net accounts receivables as of September 30, 2018 and June 30, 2018, respectively.
Long-lived assets by geographic region as of the dates indicated below were as follows:

(In thousands)	As of September 30, 2018	As of June 30, 2018
Long-lived assets:
United States	$192,079	$187,352
Singapore	47,479	47,009
Israel	27,298	26,980
Europe	12,914	12,924
Rest of Asia	11,462	12,041
Total	$291,232	$286,306

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, forecasts of the future results of our operations, including profitability; orders for our products and capital equipment generally; sales of semiconductors; the investments by our customers in advanced technologies and new materials; the allocation of capital spending by our customers (and, in particular, the percentage of spending that our customers allocate to process control); growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of backlog; our future product shipments and product and service revenues; our future gross margins; our future research and development expenses and selling, general and administrative expenses; our ability to successfully maintain cost discipline; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future effective income tax rate; our recognition of tax benefits; future payments of dividends to our stockholders; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments, cash generated from operations and the unfunded portion of our revolving line of credit under a Credit Agreement (the “Credit Agreement”) to meet our operating and working capital requirements, including debt service and payment thereof; future dividends, and stock repurchases; our compliance with the financial covenants under the Credit Agreement; the adoption of new accounting pronouncements including ASC 606; the tax liabilities resulting from the enactment of the Tax Cuts and Jobs Act; and our repayment of our outstanding indebtedness.
Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors” in this report as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2018, filed with the Securities and Exchange Commission on August 6, 2018. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation and do not intend to update the forward-looking statements in this report after the date hereof.
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

The demand for our products and our revenue levels are driven by our customers’ needs to solve the process challenges that they face as they adopt new technologies required to fabricate advanced ICs that are incorporated into sophisticated mobile devices. The timing for our customers in ordering and taking delivery of process control and yield management equipment is also determined by our customers’ requirements to meet the next generation production ramp schedules, and the timing for capacity expansion to meet end customer demand. During the three months ended September 30, 2018, revenues for our process control equipment had a modest increase compared to the three months ended June 30, 2018. Our earnings will depend not only on our revenue levels, but also on the amount of research and development spending required to meet our customers’ technology roadmaps. We have maintained production volumes and capacity to meet anticipated customer requirements and remain at risk of incurring significant inventory-related and other restructuring charges if business conditions deteriorate. Over the past year, our customers have taken delivery of higher volumes of process control equipment than they did in the previous year. However, any delay or push out by our customers in taking delivery of process control and yield management equipment may cause earnings volatility, due to increases in the risk of inventory related charges as well as timing of revenue recognition.

The following table sets forth some of our key quarterly unaudited financial information(1):

(In thousands, except net income (loss) per share)	Three months ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Total revenues	$1,093,260	$1,070,004	$1,021,294	$975,822	$969,581
Gross margin	$711,873	$692,106	$652,606	$628,488	$616,132
Net income (loss)	$395,944	$348,767	$306,881	$(134,319)	$280,936
Diluted net income (loss) per share(2)	$2.54	$2.22	$1.95	$(0.86)	$1.78
__________________

(1)
On July 1, 2018, the Company adopted ASC 606 using the modified retrospective transition approach. Results for reporting periods beginning after July 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the previous revenue guidance in ASC 605.

(2)
Diluted net income (loss) per share are computed independently for each of the quarters presented based on the weighted-average fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly diluted net income (loss) per share information may not equal annual (or other multiple-quarter calculations of) diluted net income (loss) per share.

Proposed Merger with Orbotech, Ltd.
On March 18, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Orbotech, Ltd. (“Orbotech”) pursuant to which we would acquire Orbotech for $38.86 in cash and 0.25 of a share of our common stock in exchange for each ordinary share of Orbotech, which at the time of announcement valued Orbotech at $3.2 billion in enterprise value. The merger contemplated by the Merger Agreement (the “Orbotech Merger”) is subject to receipt of required regulatory approvals and satisfaction of the other customary closing conditions. We intend to fund the cash portion of the purchase price with cash from the combined company’s balance sheet.
In addition, we announced a share repurchase authorization up to $2 billion. The share repurchase program is targeted to be completed within 12 to 18 months following the close of this transaction. We intend to raise approximately $1 billion in new long-term debt financing to complete the share repurchase.
For additional details, refer to Note 1 “Basis of Presentation” to the condensed consolidated financial statements for additional details, and Item 1A, “Risk Factors”.
CRITICAL ACCOUNTING ESTIMATES AND POLICIES
The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience and evaluate them on an ongoing basis to ensure that they remain reasonable under current conditions. Actual results could differ from those estimates. We discuss the development and selection of the critical accounting estimates with the Audit Committee of our Board of Directors on a quarterly basis, and the Audit Committee has reviewed our related disclosure in this Quarterly Report on Form 10-Q.
Other than the adoption of the accounting standard update on accounting for the ASC 606 and GILTI, there were no significant changes in our critical accounting estimates and policies since our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Refer to Note 1 “Basis of Presentation” to the condensed consolidated financial statements for additional details. In addition, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2018 for a more complete discussion of our critical accounting policies and estimates.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including those recently adopted and the expected dates of adoption as well as estimated effects, if any, on our condensed consolidated financial statements of those not yet adopted, see Note 1, “Basis of Presentation” to the condensed consolidated financial statements for additional details.

RESULTS OF OPERATIONS
On July 1, 2018, we adopted ASC 606 using the modified retrospective transition approach. Results for reporting periods beginning after July 1, 2018 are presented under the ASC 606, while prior period amounts are presented under legacy guidance. For additional details, refer to Note 2 “Revenue” to the condensed consolidated financial statements.
Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	September 30, 2018	June 30, 2018	September 30, 2017	Q1 FY19 vs. Q4 FY18		Q1 FY19 vs. Q1 FY18
Revenues:
Product	$829,227	$840,500	$760,787	$(11,273)	(1)%	$68,440	9%
Service	264,033	229,504	208,794	34,529	15%	55,239	26%
Total revenues	$1,093,260	$1,070,004	$969,581	$23,256	2%	$123,679	13%
Costs of revenues	$381,387	$377,898	$353,117	$3,489	1%	$28,270	8%
Gross margin percentage	65%	65%	64%
Product revenues
Our business is affected by the concentration of our customer base and our customers’ capital equipment procurement patterns as a result of their investment plans. Our product revenues in any particular period are significantly impacted by the amount of new orders that we receive during that period and, depending upon the duration of manufacturing and installation cycles, in the preceding period.
The decrease in product revenues during the three months ended September 30, 2018 compared to the three months ended June 30, 2018 is primarily due to the changes related to the accounting of standard warranty services as a result of the adoption of ASC 606.
The increase in product revenues during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 is primarily due to strong demand for our inspection products, and increased investments from our customers in China and Taiwan. This was partially offset by the changes related to the accounting of standard warranty services as a result of the adoption of ASC 606.
Service revenues
Service revenues are generated from product maintenance and support services, as well as billable time and material service calls made to our customers. The amount of our service revenues is typically a function of the number of systems installed at our customers’ sites and the utilization of those systems, but it is also impacted by other factors, such as our rate of service contract renewals, the types of systems being serviced and fluctuations in foreign exchange rates.
Service revenues during the three months ended September 30, 2018 increased compared to the three months ended June 30, 2018 and September 30, 2017, primarily due to the inclusion of revenues from standard warranty services caused by the adoption of ASC 606, and an increase in the number of systems installed at our customers’ sites over that time period.

Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods (as a percentage of total revenues):

	Three months ended
(Dollar amounts in thousands)	September 30, 2018		June 30, 2018		September 30, 2017
China	$340,134	31%	$264,473	25%	$168,339	17%
Taiwan	254,437	23%	124,585	12%	138,559	14%
Korea	153,501	14%	319,677	30%	274,678	28%
Japan	135,578	12%	138,095	13%	146,435	15%
North America	102,129	9%	102,561	10%	129,250	13%
Europe and Israel	71,669	7%	82,177	7%	83,505	9%
Rest of Asia	35,812	4%	38,436	3%	28,815	4%
Total	$1,093,260	100%	$1,070,004	100%	$969,581	100%
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
The following table summarizes the major factors that contributed to the changes in gross margin percentage:

	Gross Margin Percentage		Gross Margin Percentage
	Three months ended		Three months ended
June 30, 2018	64.7%	September 30, 2017	63.5%
Revenue volume of products and services	1.1%	Revenue volume of products and services	1.6%
Mix of products and services sold	0.2%	Mix of products and services sold	1.1%
Manufacturing labor, overhead and efficiencies	(0.4)%	Manufacturing labor, overhead and efficiencies	(0.4)%
Other service and manufacturing costs	(0.4)%	Other service and manufacturing costs	(0.7)%
September 30, 2018	65.1%	September 30, 2018	65.1%
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
Our gross margin increased to 65.1% for three months ended September 30, 2018 from 64.7% during the three months ended June 30, 2018 and 63.5% during the three months ended September 30, 2017, respectively. The increase is primarily driven by the changes related to the accounting of standard warranty upon the adoption of ASC 606, a higher volume and a favorable mix of products and services sold. This was partially offset by higher services and manufacturing costs.

Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	September 30, 2018	June 30, 2018	September 30, 2017	Q1 FY19 vs. Q4 FY18		Q1 FY19 vs. Q1 FY18
R&D expenses	$153,530	$151,951	$146,687	$1,579	1%	$6,843	5%
R&D expenses as a percentage of total revenues	14%	14%	15%
R&D expenses may fluctuate with product development phases and project timing as well as our focused R&D efforts that are aligned with our overall business strategy. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs, and other expenses.
R&D expenses during the three months ended September 30, 2018 increased compared to the three months ended June 30, 2018, primarily due to an increase in engineering project materials of $2.5 million.
R&D expenses during the three months ended September 30, 2018 increased compared to the three months ended September 30, 2017, primarily due to an increase in employee-related expenses of $6.8 million as a result of additional engineering headcount and higher employee benefit costs.
Our future operating results will depend significantly on our ability to produce products and provide services that have a competitive advantage in our marketplace. To do this, we believe that we must continue to make substantial and focused investments in our R&D. We remain committed to product development in new and emerging technologies as we address the yield challenges our customers face at future technology nodes.
Selling, General and Administrative (“SG&A”)

	Three months ended
(Dollar amounts in thousands)	September 30, 2018	June 30, 2018	September 30, 2017	Q1 FY19 vs. Q4 FY18		Q1 FY19 vs. Q1 FY18
SG&A expenses	$114,438	$116,649	$107,432	$(2,211)	(2)%	$7,006	7%
SG&A expenses as a percentage of total revenues	10%	11%	11%
SG&A expenses during the three months ended September 30, 2018 decreased compared to the three months ended June 30, 2018, primarily due to a decrease in employee-related expenses of $5.0 million on account of lower variable compensation and employee benefit costs, partially offset by an increase in merger-related expense of $1.2 million and an increase in cost of support for sales evaluations of $1.1 million.
SG&A expenses during the three months ended September 30, 2018 increased compared to the three months ended September 30, 2017, primarily due to an increase in merger-related expenses of $2.7 million, an increase in travel-related expenses of $2.5 million. Additionally, SG&A expenses for the three months ended September 30, 2017 included a recovery of $1.8 million of accounts receivable that had been previously written off.
Interest Expense and Other Expense (Income), Net

(Dollar amounts in thousands)	Three months ended
	September 30, 2018	June 30, 2018	September 30, 2017
Interest expense	$26,362	$28,309	$30,576
Other expense (income), net	$(10,025)	$(11,292)	$(4,383)
Interest expense as a percentage of total revenues	2%	3%	3%
Other expense (income), net as a percentage of total revenues	1%	1%	—%

The decrease in interest expense during the three months ended September 30, 2018 compared to the three months ended June 30, 2018, was primarily due to a $225.0 million repayment of the borrowed amount under the Revolving Credit Facility in the fourth quarter of the fiscal year 2018.
The decrease in interest expense during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to significantly lower outstanding debt.
Other expense (income), net is comprised primarily of realized gains or losses on sales of marketable securities, gains or losses from revaluations of certain foreign currency denominated assets and liabilities as well as foreign currency contracts, impairment charges associated with equity investments in privately-held companies and any subsequent recoveries of impaired investments, and interest-related accruals (such as interest and penalty accruals related to our tax obligations) and interest income earned on our invested cash, cash equivalents and marketable securities.
The decrease in other expense (income), net during the three months ended September 30, 2018 compared to the three months ended June 30, 2018 was primarily due to increase in accruals related to uncertain tax positions of $0.8 million, and lower net foreign currency gains of $0.5 million
The increase in other expense (income), net during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to an increases in interest income of $2.5 million and an increase in foreign currency gains of $2.0 million. Additionally, other expense (income), net for the three months ended September 30, 2017 included an impairment charge on an equity investment in a privately-held company of $1.0 million.
Provision for Income Taxes
The following table provides details of income taxes:

	Three months ended September 30,
(Dollar amounts in thousands)	2018	2017
Income before income taxes	$427,568	$336,152
Provision for income taxes	$31,624	$55,216
Effective tax rate	7.4%	16.4%
Our effective tax rate during the three months ended September 30, 2018 was impacted by the Tax Cuts and Jobs Act (the “Act”), which was enacted into law on December 22, 2017. Income tax effects resulting from changes in tax laws are accounted for by us in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of provision for income taxes from continuing operations. We have not fully completed our accounting for the tax effects of the enactment of the Act. As a result, we made an additional provision for income tax during the three months ended September 30, 2018 relating to the enactment of the Act
The Act includes significant changes to the U.S. corporate income tax system which reduces our U.S. federal corporate tax rate from 35.0% to 21.0% as of January 1, 2018; shifts to a modified territorial tax regime which requires companies to pay a transition tax on earnings of certain foreign subsidiaries that were previously tax deferred; and creates new taxes on certain foreign-sourced earnings.
Tax expense was lower as a percentage of income before taxes during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 primarily due to the impact of the following items:

•	Tax expense decreased by $28.6 million during the three months ended September 30, 2018 relating to the reduction of the U.S. federal corporate tax rate from 35.0% to 21.0%;

•	Tax expense decreased by $19.8 million during the three months ended September 30, 2018 relating to the transition tax liability provided by the Act;

•	Tax expense decreased by $16.4 million during the three months ended September 30, 2018 relating to the Foreign-Derived Intangible Income deduction provided by the Act; partially offset by

•	Tax expense increased by $14.9 million during the three months ended September 30, 2018 relating to the Global Intangible Low-Taxed Income (“GILTI”) provided by the Act.

As of September 30, 2018, we had not fully completed our accounting for the tax effects of the enactment of the Act. Our provision for income taxes for the three months ended September 30, 2018 is based in part on a reasonable estimate of the effects on our transition tax and existing deferred tax balances. For the amounts which we were able to reasonably estimate, we recognized a provisional tax benefit amount of $19.8 million for the three months ended September 30, 2018. The provisional tax benefit amount is included as a component of provision for income taxes from continuing operations. The component of the provisional tax benefit amount is as follows:

•
We recorded a provisional tax benefit adjustment of $19.8 million for the transition tax liability. We had not yet completed the calculation of the total post-1986 foreign E&P and the income tax pools for all foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. In addition, further interpretations from U.S. federal and state governments and regulatory organizations may change the provisional tax liability or the accounting treatment of the provisional tax liability.

The Act also includes provisions for GILTI wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. This income will effectively be taxed at a 10.5% tax rate in general. As a result, our deferred tax assets and liabilities were evaluated if the deferred tax assets and liabilities should be recognized for the basis differences expected to reverse as a result of GILTI provisions that are effective for us after the fiscal year ending June 30, 2018, or should the tax on GILTI provisions be recognized in the period the Act was signed into law. We have elected to account for GILTI as a component of current period tax expense for the fiscal year ending June 30, 2019.
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

LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	As of September 30, 2018	As of June 30, 2018
Cash and cash equivalents	$1,649,514	$1,404,382
Marketable securities	1,130,794	1,475,936
Total cash, cash equivalents and marketable securities	$2,780,308	$2,880,318
Percentage of total assets	49%	51%

	Three months ended September 30,
(In thousands)	2018	2017
Cash flows:
Net cash provided by operating activities	$381,405	$373,629
Net cash provided by investing activities	314,871	112,994
Net cash used in financing activities	(449,692)	(320,132)
Effect of exchange rate changes on cash and cash equivalents	(1,452)	1,155
Net increase in cash and cash equivalents	$245,132	$167,646

Cash and Cash Equivalents and Marketable Securities:
As of September 30, 2018, our cash, cash equivalents and marketable securities totaled $2.78 billion, which represents a decrease of $100.0 million from June 30, 2018. The decrease is mainly due to stock repurchases of $300.0 million, and cash used for payment of dividends and dividend equivalents of $122.8 million, partially offset by our cash generated from operations and net proceeds from marketable securities.
As of September 30, 2018, $2.07 billion of our $2.78 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to indefinitely reinvest $1.91 billion of the cash, cash equivalents and marketable securities held by our foreign subsidiaries. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay state and foreign taxes of approximately 1%-22% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued state and foreign tax on the remaining cash of $156.4 million of the $2.07 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Quarterly Cash Dividends and Special Cash Dividend:
During the three months ended September 30, 2018, our Board of Directors declared a regular quarterly cash dividend of $0.75 per share on our outstanding common stock, which was paid on August 31, 2018 to our stockholders of record as of the close of business on August 15, 2018. During the same period in fiscal year 2017, our Board of Directors declared and paid a regular quarterly cash dividend of $0.59 per share on our outstanding common stock. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended September 30, 2018 was $119.9 million. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended September 30, 2017 was $94.1 million. The amount of accrued dividends payable for regular quarterly cash dividends on unvested restricted stock units with dividend equivalent rights as of September 30, 2018 and June 30, 2018 was $4.8 million and $6.7 million, respectively. These amounts will be paid upon vesting of the underlying unvested restricted stock units as described in Note 9, “Equity and Long-term Incentive Compensation Plans,” to the condensed consolidated financial statements.
On November 19, 2014, we declared a special cash dividend of $16.50 per share on our outstanding common stock which was paid on December 9, 2014 to our stockholders of record as of the close of business on December 1, 2014. The declaration and payment of the special cash dividend was part of our leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 8, “Debt,” to the condensed consolidated financial statements that was completed during the three months ended December 31, 2014. As of the declaration date, the total amount of the special cash dividend accrued by us was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014, except for the aggregate special cash dividend of $43.0 million that was accrued for the unvested restricted stock units. As of September 30, 2018 and June 30, 2018, we had $37.5 thousand and $2.8 million, respectively, of accrued dividends payable for the special cash dividend with respect to outstanding unvested restricted stock units, which will be paid when such underlying unvested restricted stock units vest. During the three months ended September 30, 2018 and 2017, the total special cash dividends paid with respect to vested restricted stock units were $2.8 million and $6.2 million, respectively. Other than the special cash dividend declared during the three months ended December 31, 2014, we historically have not declared any special cash dividends.
Stock Repurchases:
The shares repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the three months ended September 30, 2018 and 2017. The stock repurchase program is intended, in part, to offset shares issued in connection with the purchases under our ESPP program and the vesting of employee restricted stock units.
Cash Flows from Operating Activities:
We have historically financed our liquidity requirements through cash generated from our operations. Net cash provided by operating activities during the three months ended September 30, 2018 increased by $7.8 million compared to the three months ended September 30, 2017 primarily as a result of the following factors:

•
An increase in collections of approximately $107.0 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, mainly driven by higher shipments; and

partially offset by

◦	An increase in accounts payable payments of approximately $55.0 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017; and

◦	An increase in payments for employee-related expenses of approximately $24.0 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017; and

◦	An increase in income tax payments/ refunds of approximately $14.0 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017; and

◦	Merger and acquisition costs of approximately $6.0 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Cash Flows from Investing Activities:
Net cash provided by investing activities during the three months ended September 30, 2018 was $314.9 million compared to cash used in investing activities of $113.0 million during the three months ended September 30, 2017. This change was mainly due to cash received from sale and maturity of marketable securities of $346.0 million during the three months ended September 30, 2018, compared to the net liquidation of investments in marketable securities of approximately $127.0 million during the three months ended September 30, 2017.
Cash Flows from Financing Activities:
Net cash used in financing activities during the three months ended September 30, 2018 increased by $129.6 million compared to the three months ended September 30, 2017. Net cash used in financing activities was mainly impacted by:

•	An increase in common stock repurchases of $260.0 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017; and

•
An increase in dividend and dividend equivalent payments of $22.4 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, due to an increase in our quarterly dividend from $0.59 to $0.75 per share; and

•
A decrease in repayment of debt of $156.3 million mainly as a result of the term loan principal payments during the three months ended September 30, 2017. There was no repayment of debt during the three months ended September 30, 2018.

Senior Notes:
In November 2014, we issued $2.50 billion aggregate principal amount of senior, unsecured long-term notes (collectively referred to as “Senior Notes”). We issued the Senior Notes as part of the leveraged recapitalization plan under which the proceeds from the Senior Notes in conjunction with the proceeds from the term loans (described below) and cash on hand were used (x) to fund a special cash dividend of $16.50 per share, aggregating to approximately $2.76 billion, (y) to redeem $750.0 million of Senior Notes, including associated redemption premiums, accrued interest and other fees and expenses and (z) for other general corporate purposes, including repurchases of shares pursuant to our stock repurchase program.
The interest rate specified for each series of the Senior Notes will be subject to adjustments from time to time if Moody’s Investor Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“S&P”) or, under certain circumstances, a substitute rating agency selected by us as a replacement for Moody’s or S&P, as the case may be (a “Substitute Rating Agency”), downgrades (or subsequently upgrades) its rating assigned to the respective series of Senior Notes such that the adjusted rating is below investment grade. If the adjusted rating of any series of Senior Notes from Moody’s (or, if applicable, any Substitute Rating Agency) is decreased to Ba1, Ba2, Ba3 or B1 or below, the stated interest rate on such series of Senior Notes as noted above will increase by 25 bps, 50 bps, 75 bps or 100 bps, respectively (“bps” refers to Basis Points and 1% is equal to 100 bps). If the rating of any series of Senior Notes from S&P (or, if applicable, any Substitute Rating Agency) with respect to such series of Senior Notes is decreased to BB+, BB, BB- or B+ or below, the stated interest rate on such series of Senior Notes as noted above will increase by 25 bps, 50 bps, 75 bps or 100 bps, respectively. The interest rates on any series of Senior Notes will permanently cease to be subject to any adjustment (notwithstanding any subsequent decrease in the ratings by any of Moody’s, S&P and, if applicable, any Substitute Rating Agency) if such series of Senior Notes becomes rated “Baa1” (or its equivalent) or higher by Moody’s (or, if applicable, any Substitute Rating Agency) and “BBB+” (or its equivalent) or higher by S&P (or, if applicable, any Substitute Rating Agency), or one of those ratings if rated by only one of Moody’s, S&P and, if applicable, any Substitute Rating Agency, in each case with a stable or positive outlook. In October 2014, we entered into a series of forward contracts to lock the 10-year treasury rate (“benchmark rate”) on a portion of the Senior Notes with a notional amount of $1.00 billion in aggregate. For additional details, refer to Note 15, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements.
The original discount on the Senior Notes amounted to $4.0 million and is being amortized over the life of the debt. Interest is payable semi-annually on May 1 and November 1 of each year. The debt indenture (the “Indenture”) includes covenants that limit our ability to grant liens on our facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted. As of September 30, 2018, we were in compliance with all of the covenants under the Indenture associated with the Senior Notes.

Revolving Credit Facility:
In November 2017, we entered into a Credit Agreement (the “Credit Agreement”) providing for a $750.0 million five-year unsecured Revolving Credit Facility (the “Revolving Credit Facility”), which replaced our prior Credit Facility. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased in an amount up to $250.0 million in the aggregate.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until its maturity on November 30, 2022 (the “Maturity Date”), at which time such Revolving Credit Facility will terminate, and all outstanding loans under such facility, together with all accrued and unpaid interest, must be repaid. We may prepay the outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility will bear interest, at our option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to 175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to our credit rating. As of September 30, 2018, we pay an annual commitment fee of 12.5 bps on the daily undrawn balance of the Revolving Credit Facility.
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
We were in compliance with the financial covenants under the Credit Agreement as of September 30, 2018 (the interest expense coverage ratio was 16.33 to 1.00 and the leverage ratio was 1.25 to 1.00) had no outstanding borrowings under the unfunded Revolving Credit Facility. Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants for the second quarter of our fiscal year ending June 30, 2019.
Contractual Obligations:
The following is a schedule summarizing our significant obligations to make future payments under contractual cash obligations as of September 30, 2018:

	Fiscal year ending June 30,
(In thousands)	Total	2019 (2)	2020	2021	2022	2023	2024 and thereafter	Other
Debt obligations(1)	$2,250,000	$—	$250,000	$—	$500,000	$—	$1,500,000	$—
Interest payment associated with all debt obligations(3)	699,524	102,023	98,047	93,826	83,513	72,490	249,625	—
Purchase commitments(4)	476,585	462,523	13,071	524	270	197	—	—
Income taxes payable(5)	64,845	—	—	—	—	—	—	64,845
Operating leases	24,940	6,303	6,695	4,925	2,483	1,831	2,703	—
Cash long-term incentive program(6)	161,088	58,321	48,992	39,024	14,741	10	—	—
Pension obligations(7)	25,834	1,113	1,668	1,481	2,194	1,945	17,433	—
Executive Deferred Savings Plan(8)	203,989	—	—	—	—	—	—	203,989
Transition tax payable(9)	304,551	26,483	26,483	26,483	26,483	49,655	148,964	—
Other(10)	4,762	760	2,570	886	469	77	—	—
Total obligations	$4,216,118	$657,526	$447,526	$167,149	$630,153	$126,205	$1,918,725	$268,834

__________________

(1)	Represents $2.25 billion aggregate principal amount of Senior Notes due from fiscal year 2020 to fiscal year 2035.

(2)	For remaining nine months of fiscal year 2019.

(3)
The interest payments associated with the Senior Notes obligations included in the table above are based on the principal amount multiplied by the applicable interest rate for each series of Senior Notes. Our future interest payments are subject to change if our then effective credit rating is below investment grade as discussed above. The interest payment under the Revolving Credit Facility for the undrawn balance is payable at 12.5 bps as a commitment fee based on the daily undrawn balance and we utilized the existing rate for the projected interest payments included in the table above. Our future interest payments for the Revolving Credit Facility is subject to change due to any upgrades or downgrades to our then effective credit rating.

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

(6)	Represents the amount committed under our cash long-term incentive program. The expected payment after estimated forfeitures is approximately $161.1 million.

(7)
Represents an estimate of expected benefit payments up to fiscal year 2028 that was actuarially determined and excludes the minimum cash required to contribute to the plan. As of September 30, 2018, our defined benefit pension plans do not have material required minimum cash contribution obligations.

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

(10)
Represents amounts committed for accrued dividends payable, substantially all of which are for the special cash dividend for the unvested restricted stock units as of the dividend record date as well as quarterly cash dividends for unvested restricted stock units granted with dividend equivalent rights. For additional details, refer to Note 9, “Equity and Long-term Incentive Compensation Plans,” to the condensed consolidated financial statements.

We have adopted a cash-based long-term incentive (“Cash LTI”) program for many of our employees as part of our employee compensation program. Cash LTI awards issued to employees under the Cash Long-Term Incentive Plan (“Cash LTI Plan”) generally vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under the Cash LTI Plan, participants must remain employed by us as of the applicable award vesting date. For additional details, refer to Note 9, “Equity and Long-term Incentive Compensation Plans,” to the condensed consolidated financial statements.
We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, we periodically sell certain letters of credit (“LCs”), without recourse, received from customers in payment for goods and services.
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended September 30,
(In thousands)	2018	2017
Receivables sold under factoring agreements	$61,540	$31,901
Proceeds from sales of LCs	$10,892	$5,571
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.

We maintain guarantee arrangements available through various financial institutions for up to $22.0 million, of which $15.5 million had been issued as of September 30, 2018, primarily to fund guarantees to customs authorities for VAT and other operating requirements of our subsidiaries in Europe and Asia.
Working Capital:
Working capital was $3.21 billion as of September 30, 2018, which is a decrease of $120.8 million compared to our working capital of $3.33 billion as of June 30, 2018. As of September 30, 2018, our principal sources of liquidity consisted of $2.78 billion of cash, cash equivalents and marketable securities. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions including the pending acquisition of Orbotech, and other factors such as uncertainty in the global and regional economies and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and our $750.0 million Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.
Our credit ratings as of September 30, 2018 are summarized below:

Rating Agency	Rating
Fitch	BBB+
Moody’s	Baa1
Standard & Poor’s	BBB
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, material acquisitions and changes in our business strategy.
Off-Balance Sheet Arrangements
Under our foreign currency risk management strategy, we utilize derivative instruments to protect our operating results and cash flows from unanticipated fluctuations in operating results and cash flows caused by volatility in currency exchange rates. This financial exposure is monitored and managed as an integral part of our overall risk management program which focuses on the unpredictability of financial markets and seeks to reduce the potentially adverse effects that the volatility of these markets may have on our operating results. We continue our policy of hedging our current and forecasted foreign currency exposures with hedging instruments having tenors of up to 18 months (see Note 15, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for additional details). Our outstanding foreign currency hedge contracts, with maximum remaining maturities of approximately seven months as of September 30, 2018 and ten months as of June 30, 2018, were as follows:

(In thousands)	As of September 30, 2018	As of June 30, 2018
Cash flow hedge contracts- foreign currency
Purchase	$6,073	$8,116
Sell	$90,410	$115,032
Other foreign currency hedge contracts
Purchase	$182,026	$130,442
Sell	$169,899	$154,442
In October 2014, we entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The Rate Lock Agreements had a notional amount of $1.00 billion in aggregate which matured in the second quarter of the fiscal year ended June 30, 2015. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and we recorded the fair value of $7.5 million as a gain within accumulated other comprehensive income (loss) as of December 31, 2014. We recognized $0.2 million for the three months ended September 30, 2018 for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. As of September 30, 2018, the unamortized portion of the fair value of the forward contracts for the rate lock agreements was $4.6 million.

During the three months ended June 30, 2018, we had a series of forward contracts (the “2018 Rate Lock Agreements”) to lock the benchmark interest rate prior to expected debt issuances. The objective of the 2018 Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The 2018 Rate Lock Agreement had a notional amount of $500.0 million in aggregate with contract maturity dates in the first half of the fiscal year ending June 30, 2019. Each forward contract will be closed on the earlier of the completion date of pricing of the portion of the intended debt being hedged or the expiration date. We designated each of the 2018 Rate Lock Agreements as a qualifying hedging instrument to be accounted for as a cash flow hedge, under which the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (loss) (“OCI”), and subsequently amortized into operating results as a component of interest expense over the maturity term of the underlying debt. The ineffective portion, if any, will be recognized in operating results immediately. During the three months ended September 30, 2018, the 2018 Rate Lock Agreements were extended with a maturity date in the quarter ending December 31, 2018 and the realized gain of $4.5 million was recorded in OCI. As of September 30, 2018 the fair value of the outstanding forward contracts for the 2018 Rate Lock Agreements was $3.1 million.
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
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analysis performed on our financial position as of September 30, 2018. Actual results may differ materially.
As of September 30, 2018, we had an investment portfolio of fixed income securities of $1.20 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of September 30, 2018, the fair value of the portfolio would have declined by $10.0 million.
In November 2014, we issued $2.50 billion aggregate principal amount of fixed rate senior, unsecured long-term notes (collectively referred to as “Senior Notes”). The fair market value of long-term fixed interest rate notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as interest rates fall and decrease as interest rates rise. As of September 30, 2018, the fair value and the book value of our Senior Notes were $2.31 billion and $2.25 billion, respectively, due in various fiscal years ranging from 2020 to 2035. Additionally, the interest expense for the Senior Notes is subject to interest rate adjustments following a downgrade of our credit ratings below investment grade by the credit rating agencies. Following a rating change below investment grade, the stated interest rate for each series of Senior Notes may increase between 25 bps to 100 bps based on the adjusted credit rating. Refer to Note 8, “Debt,” to the condensed consolidated financial statements in Part I, Item 1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2 for additional details. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy. As of September 30, 2018, if our credit rating was downgraded below investment grade by Moody’s and S&P, the maximum potential increase to our annual interest expense on the Senior Notes, considering a 200 bps increase to the stated interest rate for each series of our Senior Notes, is estimated to be approximately $45.0 million.

In November 2017, we entered into a Credit Agreement (the “Credit Agreement”) for a $750.0 million five-year unsecured Revolving Credit Facility (the “Revolving Credit Facility”), which replaced our prior Credit Agreement. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased in an amount up to $250.0 million in the aggregate. As of September 30, 2018, we do not have any outstanding floating rate debts that are subject to an increase in interest rates. We are obligated to pay an annual commitment fee of 12.5 bps on the daily undrawn balance of the Revolving Credit Facility which is subject to an adjustment in conjunction with our credit rating downgrades or upgrades. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the Revolving Credit Facility, depending upon the then effective credit rating. As of September 30, 2018, if our credit ratings were downgraded to be below investment grade, the maximum potential increase to our annual commitment fee for the Revolving Credit Facility, using the highest range of the ranges discussed above, is estimated to be approximately $0.6 million.

See Note 5, “Marketable Securities,” to the condensed consolidated financial statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio that we held as of September 30, 2018.
As of September 30, 2018, we had net forward and option contracts to sell $72.2 million in foreign currency in order to hedge certain currency exposures (see Note 15, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for additional details). If we had entered into these contracts on September 30, 2018, the U.S. dollar equivalent would have been $63.6 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $26.2 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our results of operations or cash flows.
As of September 30, 2018, we had forward contracts to sell $500.0 million in treasury securities in order to hedge certain interest rate exposures (see Note 15, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for additional details). A 10% adverse move in interest rates affecting the contracts would decrease the fair value of the contracts by $16.9 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our interest rate exposure, changes in most relevant interest rates should have no material impact on our results of operations or cash flows.

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
Changes in Internal Control over Financial Reporting
On July 1, 2018, we adopted ASC 606. As a result, we changed certain policies, processes and control activities related to revenue recognition to enable the preparation of financial information. There were no other material changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2018, we had $2.25 billion aggregate principal amount of senior, unsecured long-term notes. Additionally, we have commitments for an unfunded Revolving Credit Facility of $750.0 million under the Credit Agreement. We may incur additional indebtedness in the future by accessing the unfunded portion of our Revolving Credit Facility and/or entering into new financing arrangements. For example, at the same time we announced our intention to acquire Orbotech, we also announced a new stock repurchase program authorizing the repurchase up to $2.00 billion of our common stock, a large portion of which would be financed with new indebtedness. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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
In addition, government controls, either by the United States or other countries, that restrict our business overseas or the import or export of semiconductor products or increase the cost of our operations through the imposition of tariffs or otherwise, could harm our business.  For example, effective on October 30, 2018, the United States Department of Commerce added Fujian Jinhua Integrated Circuit Company, Ltd. (“JHICC”) to its entity list, restricting exports of technology to JHICC without a license.  As a result, unless JHICC is subsequently removed from the entity list, we will be unable to fulfill orders JHICC has made for our products, accept future orders placed by JHICC for our products, and provide services for any of our products already installed at JHICC.
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
In addition, recent changes to U.S. tax laws will significantly impact how U.S. multinational corporations are taxed on foreign earnings. Numerous countries are evaluating their existing tax laws due in part, to recommendations made by the Organization for Economic Co-operation and Development’s (“OECD’s”) Base Erosion and Profit Shifting (“BEPS”) project. To address the impact of the recent U.S. tax law changes, we reduced the previously recorded provisional tax amount of $345.6 million for the transitional tax liability and recorded a provisional tax amount by $18.3 million as a result of the enactment of the Act. This provisional tax benefit amount recorded is based on our reasonable estimate until we fully complete our assessment and we may need additional information to complete our assessment. Also, the recent U.S. tax law changes are subject to further interpretations from the U.S. federal and state governments and regulatory organizations, such as Treasury Department and/or IRS and this could change the provisional tax liability or the accounting treatment of the provisional tax liability based on updated guidance and interpretations. A significant portion of the additional provisions for income taxes we have made due to the enactment of the Act is payable by us over a period of up to eight years. As a result, our cash flows from operating activities will be adversely impacted until the additional tax provisions are paid in full.
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
New accounting standards and taxation rules and varying interpretations of accounting pronouncements and taxation rules have occurred and will continue to occur in the future. Changes to (or revised interpretations or applications of) existing accounting standards or tax rules or the questioning of current or past practices may adversely affect our reported financial results or the way we conduct our business. For example, in February 2016, the FASB issued an accounting standard update which amends the existing accounting standards for leases. Adoption of new standards may require changes to our processes, accounting systems, and internal controls. Difficulties encountered during adoption could result in internal control deficiencies or delay the reporting of our financial results. In addition, the passing of the Act in December 2017 caused us to significantly increase our provision for income taxes, which had a material adverse effect on our net income for the fiscal year ended June 30, 2018. Further interpretations of the Act from the government and regulatory organizations may change our tax expense provided for our transitional tax liability and deferred tax adjustments as well as our provision liability or accounting treatment of the provisional liability which may potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2018 to July 31, 2018	51,771	$117.77	955,797,934
August 1, 2018 to August 31, 2018	1,389,024	$115.35	795,568,389
September 1, 2018 to September 30, 2018	1,339,900	$105.57	654,108,619
Total	2,780,695	$110.69
__________________

(1)
The new stock repurchase program has no expiration date and may be suspended at any time. Future repurchases of our common stock under our new repurchase program may be effected through various different repurchase transaction structures, including isolated open market transactions or systematic repurchase plans.

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

KLA-Tencor Corporation
(Registrant)

October 31, 2018	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

October 31, 2018	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 31, 2018	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
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