Form 10-Q
period 2019-03-31
KLA TENCOR CORP
filed 2019-05-08
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	KLAC	The Nasdaq Stock Market, LLC
The Nasdaq Global Select Market

As of April 19, 2019, there were 161,620,262 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KLA-TENCOR CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	March 31, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,092,163	$1,404,382
Marketable securities	805,105	1,475,936
Accounts receivable, net	958,021	651,678
Inventories	1,317,260	931,845
Other current assets	270,079	85,159
Total current assets	4,442,628	4,549,000
Land, property and equipment, net	411,852	286,306
Goodwill	2,172,902	354,698
Deferred income taxes	205,820	193,200
Purchased intangible assets, net	1,694,313	19,333
Other non-current assets	260,090	236,082
Total assets	$9,187,605	$5,638,619
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$206,248	$169,354
Deferred system revenue	228,745	—
Deferred service revenue	182,119	69,255
Deferred system profit	—	279,581
Current portion of long-term debt	249,997	—
Other current liabilities	833,747	696,080
Total current liabilities	1,700,856	1,214,270
Non-current liabilities:
Long-term debt	3,172,649	2,237,402
Deferred tax liability	762,303	1,197
Deferred service revenue	90,610	71,997
Other non-current liabilities	575,599	493,242
Total liabilities	6,302,017	4,018,108
Commitments and contingencies (Note 13 and Note 14)
Stockholders’ equity:
Common stock and capital in excess of par value	1,989,914	617,999
Retained earnings	928,086	1,056,445
Accumulated other comprehensive income (loss)	(68,907)	(53,933)
Total KLA-Tencor stockholders’ equity	2,849,093	1,620,511
Non-controlling interest in consolidated subsidiaries	36,495	—
Total stockholders’ equity	2,885,588	1,620,511
Total liabilities and stockholders’ equity	$9,187,605	$5,638,619

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
(In thousands, except per share amounts)	2019	2018	2019	2018
Revenues:
Product	$793,224	$797,797	$2,474,652	$2,320,171
Service	304,087	223,497	835,817	646,526
Total revenues	1,097,311	1,021,294	3,310,469	2,966,697
Costs and expenses:
Costs of revenues	486,945	368,356	1,276,592	1,068,475
Research and development	184,887	153,239	504,320	456,626
Selling, general and administrative	182,184	113,237	409,084	325,934
Interest expense	31,187	28,119	84,087	86,067
Other expense (income), net	(9,282)	(7,640)	(28,535)	(19,847)
Income before income taxes	221,390	365,983	1,064,921	1,049,442
Provision for income taxes	28,745	59,102	107,232	595,944
Net income	192,645	306,881	957,689	453,498
Less: Net loss attributable to non-controlling interest	(83)	—	(83)	—
Net income attributable to KLA-Tencor	$192,728	$306,881	$957,772	$453,498
Net income per share attributable to KLA-Tencor
Basic	$1.23	$1.96	$6.20	$2.90
Diluted	$1.23	$1.95	$6.17	$2.88
Weighted-average number of shares:
Basic	156,349	156,221	154,561	156,547
Diluted	157,182	157,201	155,310	157,539

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
(In thousands)	2019	2018	2019	2018
Net income	$192,645	$306,881	$957,689	$453,498
Other comprehensive income (loss):
Currency translation adjustments:
Change in currency translation adjustments	(1,031)	4,238	(5,104)	10,617
Change in income tax benefit or expense	442	(667)	442	(3,006)
Net change related to currency translation adjustments	(589)	3,571	(4,662)	7,611
Cash flow hedges:
Change in net unrealized gains or losses	(1,379)	(581)	(6,567)	560
Reclassification adjustments for net gains or losses included in net income	(946)	(694)	(3,719)	(3,775)
Change in income tax benefit or expense	461	369	1,641	1,045
Net change related to cash flow hedges	(1,864)	(906)	(8,645)	(2,170)
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	438	(28)	993	(121)
Available-for-sale securities:
Change in net unrealized gains or losses	3,922	(5,723)	8,681	(10,919)
Reclassification adjustments for net gains or losses included in net income	313	(2)	1,263	61
Change in income tax benefit or expense	(680)	1,333	(1,759)	2,584
Net change related to available-for-sale securities	3,555	(4,392)	8,185	(8,274)
Other comprehensive income (loss)	1,540	(1,755)	(4,129)	(2,954)
Comprehensive loss attributable to non-controlling interest	(83)	—	(83)	—
Total comprehensive income attributable to KLA-Tencor	$194,268	$305,126	$953,643	$450,544

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock and Capital in Excess of Par Value		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total KLA-Tencor Stockholders’ Equity	Non-controlling interest	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of June 30, 2018	156,048	$617,999	$1,056,445	$(53,933)	$1,620,511	$—	$1,620,511
Adoption of ASC 606	—	—	(21,215)	75	(21,140)	—	(21,140)
Reclassification of stranded tax effects	—	—	10,920	(10,920)	—	—	—
Balance as of July 1, 2018	156,048	617,999	1,046,150	(64,778)	1,599,371	—	1,599,371
Net income	—	—	395,944	—	395,944	—	395,944
Other comprehensive income	—	—	—	8,611	8,611	—	8,611
Net issuance under employee stock plans	332	(26,961)	—	—	(26,961)	—	(26,961)
Repurchase of common stock	(2,781)	(11,010)	(296,777)	—	(307,787)	—	(307,787)
Cash dividends ($0.75 per share) and dividend equivalents declared	—	—	(117,947)	—	(117,947)	—	(117,947)
Stock-based compensation expense	—	16,138	—	—	16,138	—	16,138
Balance as of September 30, 2018	153,599	596,166	1,027,370	(56,167)	1,567,369	—	1,567,369
Net income	—	—	369,100	—	369,100	—	369,100
Other comprehensive income	—	—	—	(14,280)	(14,280)		(14,280)
Net issuance under employee stock plans	321	17,323	—	—	17,323	—	17,323
Repurchase of common stock	(2,556)	(9,919)	(232,482)	—	(242,401)	—	(242,401)
Cash dividends ($0.75 per share) and dividend equivalents declared	—	—	(115,184)	—	(115,184)	—	(115,184)
Stock-based compensation expense	—	15,695	—	—	15,695	—	15,695
Balance as of December 31, 2018	151,364	619,265	1,048,804	(70,447)	1,597,622	—	1,597,622
Net income attributable to KLA-Tencor	—	—	192,728	—	192,728	—	192,728
Net loss attributable to non-controlling interest	—	—	—	—	—	(83)	(83)
Other comprehensive income	—	—	—	1,540	1,540	—	1,540
Assumption of stock-based compensation plan awards in connection with the acquisition of Orbotech	—	13,281	—	—	13,281	—	13,281
Common stock issued upon the acquisition of Orbotech	12,292	1,330,786	—	—	1,330,786	—	1,330,786
Net issuance under employee stock plans	26	(371)	—	—	(371)	—	(371)
Repurchase of common stock	(1,770)	(7,240)	(198,777)	—	(206,017)	—	(206,017)
Cash dividends ($0.75 per share) and dividend equivalents declared	—	—	(114,669)	—	(114,669)	—	(114,669)
Non-controlling interest in connection with the acquisition of Orbotech	—	—	—	—	—	36,578	36,578
Stock-based compensation expense	—	34,193	—	—	34,193	—	34,193
Balance as of March 31, 2019	161,912	$1,989,914	$928,086	$(68,907)	$2,849,093	$36,495	$2,885,588

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock and Capital in Excess of Par Value		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total KLA-Tencor Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of June 30, 2017	156,840	$529,283	$848,457	$(51,323)	$1,326,417
Net income	—	—	280,936	—	280,936
Other comprehensive income	—	—	—	542	542
Net issuance under employee stock plans	334	(23,628)	—	—	(23,628)
Repurchase of common stock	(433)	(1,463)	(39,312)	—	(40,775)
Cash dividends ($0.59 per share) and dividend equivalents declared	—	—	(93,567)	—	(93,567)
Stock-based compensation expense	—	14,031	—	—	14,031
Balance as of September 30, 2017	156,741	518,223	996,514	(50,781)	1,463,956
Net loss	—	—	(134,319)	—	(134,319)
Other comprehensive income	—	—	—	(1,741)	(1,741)
Net issuance under employee stock plans	309	18,012	—	—	18,012
Repurchase of common stock	(388)	(1,283)	(39,585)	—	(40,868)
Cash dividends ($0.59 per share) and dividend equivalents declared	—	—	(93,154)	—	(93,154)
Stock-based compensation expense	—	13,739	—	—	13,739
Balance as of December 31, 2017	156,662	548,691	729,456	(52,522)	1,225,625
Net income	—	—	306,881	—	306,881
Other comprehensive income	—	—	—	(1,755)	(1,755)
Net issuance under employee stock plans	6	(437)	—	—	(437)
Repurchase of common stock	(796)	(2,787)	(80,648)	—	(83,435)
Cash dividends ($0.59 per share) and dividend equivalents declared	—	—	(92,946)	—	(92,946)
Stock-based compensation expense	—	16,210	—	—	16,210
Balance as of March 31, 2018	155,872	$561,677	$862,743	$(54,277)	$1,370,143

See accompanying notes to condensed consolidated financial statements (unaudited).

KLA-TENCOR CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended March 31,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$957,689	$453,498
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,338	47,695
Loss (gains) on unrealized foreign exchange and other	4,863	(1,221)
Stock-based compensation expense	66,026	43,980
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	(92,586)	(78,128)
Inventories	(72,740)	(104,921)
Other assets	15,057	16,276
Accounts payable	(17,795)	21,375
Deferred system revenue	(67,428)	—
Deferred service revenue	(16,485)	—
Deferred system profit	—	79,147
Other liabilities	(54,768)	377,906
Net cash provided by operating activities	827,171	855,607
Cash flows from investing activities:
Acquisition of non-marketable securities	(630)	(3,377)
Business acquisitions, net of cash acquired	(1,818,283)	(5,490)
Capital expenditures	(74,652)	(44,119)
Purchases of available-for-sale securities	(2,686)	(438,673)
Proceeds from sale of available-for-sale securities	239,528	165,030
Proceeds from maturity of available-for-sale securities	443,107	489,569
Purchases of trading securities	(62,428)	(65,160)
Proceeds from sale of trading securities	64,623	67,063
Net cash (used in) provided by investing activities	(1,211,421)	164,843
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	1,186,263	—
Proceeds from revolving credit facility, net of debt issuance costs	900,000	248,693
Repayment of debt	(902,474)	(721,250)
Common stock repurchases	(750,216)	(165,078)
Payment of dividends to stockholders	(350,900)	(285,030)
Issuance of common stock	20,556	20,571
Tax withholding payments related to vested and released restricted stock units	(30,575)	(26,623)
Payment of contingent consideration payable	(513)	—
Net cash provided by (used in) financing activities	72,141	(928,717)
Effect of exchange rate changes on cash and cash equivalents	(110)	10,898
Net (decrease) increase in cash and cash equivalents	(312,219)	102,631
Cash and cash equivalents at beginning of period	1,404,382	1,153,051
Cash and cash equivalents at end of period	$1,092,163	$1,255,682
Supplemental cash flow disclosures:
Income taxes paid	$164,701	$221,797
Interest paid	$55,529	$61,028
Non-cash activities:
Issuance of common stock for the acquisition of Orbotech Ltd. - financing activities	$1,330,786	$—
Contingent consideration payable - financing activities	$6,740	$—
Dividends payable - financing activities	$6,494	$8,408
Unsettled common stock repurchase - financing activities	$5,988	$—
Accrued debt issuance costs - financing activities	$2,530	$—
Accrued purchases of land, property and equipment - investing activities	$6,370	$9,728
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
In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations, comprehensive income, stockholders’ equity and cash flows for the periods indicated. These financial statements and notes, however, should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018, filed with the SEC on August 6, 2018.
The condensed consolidated financial statements include the accounts of KLA and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The results of operations for the three and nine months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2019.
Certain reclassifications have been made to the prior year’s Condensed Consolidated Financial Statements to conform to the current year presentation. The reclassifications did not have material effects on the prior year’s Condensed Consolidated Balance Sheets, Statements of Operations, Comprehensive Income and Cash Flows.
Acquisition of Orbotech, Ltd. On February 20, 2019 (the “Closing Date” or “Acquisition Date”), we completed the acquisition of Orbotech, Ltd. (“Orbotech”) for $38.86 in cash and 0.25 of a share of our common stock in exchange for each ordinary share of Orbotech for a total consideration of $3.26 billion. The acquisition of Orbotech is referred to as the “Orbotech Acquisition”. The Orbotech Acquisition was accounted for by applying the acquisition method of accounting for business combinations. The unaudited condensed consolidated financial statements in this report include the financial results of Orbotech prospectively from the Acquisition Date. For additional details, refer to Note 6 “Business Combinations.”
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
Comparability. Effective on the first day of fiscal 2019, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASC 606”). Prior periods were not retrospectively restated, and accordingly, the consolidated balance sheet as of June 30, 2018, and the condensed consolidated statements of operations for the three and nine months ended March 31, 2018 were prepared using accounting standards that were different than those in effect for the three and nine months ended March 31, 2019.
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
In August 2016, the FASB issued an accounting standard update intended to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted this update beginning in the first quarter of our fiscal year ending June 30, 2019 on a retrospective basis and the adoption had no material impact on our condensed consolidated financial statements.
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
In August 2017, the FASB issued an accounting standard update to hedge accounting to better align risk management activities by refining financial and non-financial hedging strategy eligibilities. This update also amends the presentation and disclosure requirements to increase transparency to better understand an entity’s risk exposures and how hedging strategies are used to manage those exposures. We early adopted this update in the second quarter of our fiscal year ending June 30, 2019 under the modified retrospective approach. The cumulative effect adjustment for the elimination of the ineffectiveness was not material to our condensed consolidated financial statements. The presentation and disclosure have been amended on a prospective basis, as required by this update.
In February 2018, the FASB issued an accounting standard update that provides an option to reclassify disproportional tax effects and other income tax effects (“stranded tax effects”) caused by the Tax Cuts and Jobs Act (“the Act”) from accumulated other comprehensive income (“AOCI”) to retained earnings. We early adopted this update in the first quarter of our fiscal year ending June 30, 2019 and applied this update in the period of adoption. As a result of the adoption, we made a reclassification from AOCI to beginning retained earnings of approximately $10.9 million related to the stranded tax effects.

Updates Not Yet Effective
In February 2016, the FASB issued an accounting standard update which amends the existing accounting standards for leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on our classification. Under the new guidance, a lessee will be required to recognize assets and liabilities for all leases with lease terms of more than 12 months using a modified retrospective transition method. In July 2018, the FASB issued an amendment to the standard which provides us an option to apply the practical expedient allowed in the standard retrospectively with the cumulative effect recognized as of the date of adoption. The update is effective for us beginning in the first quarter of our fiscal year ending June 30, 2020. Early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our condensed consolidated financial statements.
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
In August 2018, the FASB issued an accounting standard update which modifies the existing accounting standards for fair value measurement disclosure. This update eliminates the disclosure of the amount of and reasons for transfers between level 1 and level 2 of the fair value hierarchy, and the policy for timing of transfers between levels. This standard update is effective for us beginning in the first quarter of our fiscal year ending June 30, 2021, and early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our condensed consolidated financial statements.
In August 2018, the FASB issued an accounting standard update to amend the disclosure requirements related to defined benefit pension and other post-retirement plans. Some of the changes include adding a disclosure requirement for significant gains and losses related to changes in the benefit obligation for the period and removing the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year. This standard update is effective for us for the fiscal year ending June 30, 2021, and early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our condensed consolidated financial statements.
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
Significant Accounting Policies. We updated our accounting policies for Revenue Recognition, Business Combinations, Global Intangible Low-Taxed Income (“GILTI”), and Derivative Financial Instruments. There have been no other material changes to our significant accounting policies in Note 1 “Description of Business and Summary of Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.
Revenue Recognition. We primarily derive revenue from the sale of process control and yield management solutions for the semiconductor and related nanoelectronics industries, maintenance and support of all these products, installation and training services and the sale of spare parts. Our solutions provide a comprehensive portfolio of inspection, metrology and data analytics products, which are accompanied by a flexible portfolio of services to enable our customers to maintain the performance and productivity of the solutions purchased. The acquisition of Orbotech enabled us to broaden our portfolio to include the yield enhancement and production solutions used by manufacturers of printed circuit boards, flat panel displays, advanced packaging, micro-electro-mechanical systems and other electronic components.
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
We enter into volume purchase agreements with some of our customers. We adjust the transaction consideration for estimated credits earned by our customers for such incentives. These credits are estimated based upon the forecasted and actual product sales for any given period and agreed-upon incentive rate. The estimate is updated at each reporting period.
We offer perpetual and term licenses for defects and data analysis software. The primary difference between perpetual and term licenses is the duration over which the customer can benefit from the use of the software, while the functionality and the features of the software are the same. With the acquisition of Orbotech we offer computer-aided manufacturing and engineering software solutions for the printed circuit boards production. Software is generally bundled with post-contract customer support (“PCS”), which includes unspecified software updates that are made available throughout the entire term of the arrangement. Revenue from software licenses is recognized at a point in time, when the software is made available to the customer. Revenue from PCS is deferred at contract inception and recognized ratably over the service period, or as services are performed.
Services and spare parts revenue
The majority of product sales include a standard 6 to 12-month warranty that is not separately paid for by the customers. The customers may also purchase extended warranty for periods beyond the initial year as part of the initial product sale. We have concluded that the standard 12-month warranty as well as any extended warranty periods included in the initial product sales are separate performance obligations. The estimated fair value of warranty services is deferred and recognized ratably as revenue over the warranty period, as the customer simultaneously receives and consumes the benefits of warranty services provided by us.

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
Contract assets and liabilities related to rights and obligations in a contract are recorded net in the condensed consolidated balance sheets. Upon the adoption of ASC 606, deferred costs of revenue are included in other current assets while under the legacy guidance deferred costs of revenue was included in deferred system profit.

Business Combinations. We allocate the fair value of the purchase price of our acquisitions to the tangible assets acquired, liabilities assumed, and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess of the fair value of the purchase price over the fair values of these net tangible and intangible assets acquired is recorded as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the measurement period, which will not exceed one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of the purchase price of our acquisitions, whichever comes first, any subsequent adjustments are recorded to our condensed consolidated statements of operations.

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
Orbotech adopted ASC 606 on January 1, 2018, and the effect of adopting the ASC 606 on Orbotech’s revenues and operating income was not material. Orbotech’s contracts under ASC 606 supports the recognition of revenue at a point in time for the majority of its contracts, which is consistent with its legacy revenue recognition model. Revenue on the majority of Orbotech’s contracts will continue to be recognized upon delivery because this represents the point in time at which control is transferred to the customers. Revenues derived from performance obligations such as warranty and service contracts will continue to be recognized over the period of the service.
The following table, including the results from the acquisition of Orbotech, summarizes the effects of adopting ASC 606 on our condensed consolidated balance sheet as of March 31, 2019:

March 31, 2019 (In thousands)	As reported under ASC 606	Prior to adoption of ASC 606	Effect of changes
ASSETS
Accounts receivable, net	$958,021	$1,064,002	$(105,981)
Other current assets	270,079	130,172	139,907
Deferred income taxes	205,820	197,392	8,428
LIABILITIES
Deferred system revenue	$228,745	$—	$228,745
Deferred service revenue	182,119	97,190	84,929
Deferred system profit	—	323,107	(323,107)
Other current liabilities	833,747	866,870	(33,123)
Deferred service revenue, non-current	90,610	82,176	8,434
STOCKHOLDERS’ EQUITY
Retained earnings	$928,086	$851,740	$76,346
Accumulated other comprehensive income (loss)	(68,907)	(69,038)	131

The following table, including the results from the acquisition of Orbotech, summarizes the effects of adopting ASC 606 on our condensed consolidated statements of operations for the three months ended March 31, 2019:

Three months ended March 31, 2019 (In thousands, except per share amounts)	As reported under ASC 606	Prior to adoption of ASC 606	Effect of changes
Revenues:
Product	$793,224	$854,393	$(61,169)
Service	304,087	266,333	37,754
Costs and expenses:
Costs of revenues	486,945	499,209	(12,264)
Other expense (income), net	(9,282)	(9,041)	(241)
Provision for income taxes	28,745	29,755	(1,010)
Net income attributable to KLA-Tencor	192,728	202,627	(9,899)
Net income per share attributable to KLA-Tencor
Basic	$1.23	$1.30	$(0.07)
Diluted	$1.23	$1.29	$(0.06)
The following table, including the results from the acquisition of Orbotech, summarizes the effects of adopting ASC 606 on our condensed consolidated statements of operations for the nine months ended March 31, 2019:

Nine months ended March 31, 2019 (In thousands, except per share amounts)	As reported under ASC 606	Prior to adoption of ASC 606	Effect of changes
Revenues:
Product	$2,474,652	$2,430,481	$44,171
Service	835,817	726,976	108,841
Costs and expenses:
Costs of revenues	1,276,592	1,233,999	42,593
Other expense (income), net	(28,535)	(28,253)	(282)
Provision for income taxes	107,232	94,090	13,142
Net income attributable to KLA-Tencor	957,772	860,212	97,560
Net income per share attributable to KLA-Tencor:
Basic	$6.20	$5.57	$0.63
Diluted	$6.17	$5.54	$0.63

Contract Balances

	As of	As of
(In thousands, except for percentage)	March 31, 2019	July 1, 2018	$ Change	% Change
Accounts receivable, net	$958,021	$635,878	$322,143	51%
Contract assets	$91,518	$14,727	$76,791	521%
Contract liabilities	$501,474	$556,691	$(55,217)	(10)%
Our payment terms and conditions vary by contract type, although terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of shipment, with the remainder payable within 30 days of acceptance.
The change in contract assets during the nine months ended March 31, 2019 was mainly due to an increase in contract assets of $71.1 million from the Orbotech Acquisition in the third quarter of fiscal year 2019 and $19.4 million of revenue recognized in excess of the amounts billed to the customers, partially offset by $14.7 million of contract assets reclassified to net accounts receivable as our right to consideration for these contract assets became unconditional. Contract assets are included in Other current assets on our condensed consolidated balance sheet.

During the nine months ended March 31, 2019, we recognized revenue of $422.3 million that was included in contract liabilities as of July 1, 2018. This was partially offset by an increase in contract liabilities of $28.8 million from the Orbotech Acquisition in the third quarter of fiscal year 2019, and the value of products and services billed to customers for which control of the products and service has not transferred to the customers. Contract liabilities are included in current and non-current liabilities on our condensed consolidated balance sheets.

Remaining Performance Obligations
As of March 31, 2019, we had $1.73 billion of remaining performance obligations, which represents our obligation to deliver products and services, and consists primarily of sales orders where written customer requests have been received. We expect to recognize approximately 5% to 15% of these performance obligations as revenue beyond the next twelve months, subject to risk of delays, pushouts, and cancellation by the customer, usually with limited or no penalties.
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
Our non-financial assets, such as goodwill, intangible assets, and land, property and equipment, are assessed for impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred.
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
As of March 31, 2019, the types of instruments valued based on quoted market prices in active markets included money market funds, certain U.S. Treasury securities and U.S. Government agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs included corporate debt securities and sovereign securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
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
The fair value of deferred payments and contingent consideration payable, the majority of which were recorded in connection with business combinations during the three months ended March 31, 2019, were classified as Level 3 and estimated using significant inputs that were not observable in the market. See Note 6 “Business Combinations” for additional information.
Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on our Condensed Consolidated Balance Sheet as follows:

As of March 31, 2019 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Little or no market activity Inputs (Level 3)
Assets
Cash equivalents:
Money market funds and other	$592,141	$592,141	$—	$—
U.S. Treasury securities	—	—	—	—
Marketable securities:
Corporate debt securities	439,246	—	439,246	—
Sovereign securities	10,991	—	10,991	—
U.S. Government agency securities	166,092	166,092	—	—
U.S. Treasury securities	187,080	187,080	—	—
Total cash equivalents and marketable securities(1)	1,395,550	945,313	450,237	—
Other current assets:
Derivative assets	4,246	—	4,246	—
Other non-current assets:
Executive Deferred Savings Plan	203,286	153,528	49,758	—
Total financial assets(1)	$1,603,082	$1,098,841	$504,241	$—
Liabilities
Derivative liabilities	$(1,816)	$—	$(1,816)	$—
Deferred payments	(8,800)	—	—	(8,800)
Contingent consideration payable	(13,840)	—	—	(13,840)
Total financial liabilities	$(24,456)	$—	$(1,816)	$(22,640)
________________
(1) Excludes cash of $446.7 million held in operating accounts and time deposits of $55.0 million as of March 31, 2019.

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
There were no transfers between Level 1 and Level 2 fair value measurements during the nine months ended March 31, 2019. We did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of June 30, 2018. See Note 8 “Debt” for disclosure of the fair value of our Senior Notes.

NOTE 4 – FINANCIAL STATEMENT COMPONENTS
Consolidated Balance Sheets

(In thousands)	As of March 31, 2019	As of June 30, 2018
Accounts receivable, net:
Accounts receivable, gross	$970,291	$663,317
Allowance for doubtful accounts	(12,270)	(11,639)
	$958,021	$651,678
Inventories:
Customer service parts	$337,720	$253,639
Raw materials	466,133	331,065
Work-in-process	314,480	280,208
Finished goods	198,927	66,933
	$1,317,260	$931,845
Other current assets:
Contract assets	$91,518	$—
Deferred costs of revenue(1)	48,389	—
Prepaid expenses	76,507	47,088
Prepaid income and other taxes	34,479	23,452
Other current assets	19,186	14,619
	$270,079	$85,159
Land, property and equipment, net:
Land	$41,422	$40,599
Buildings and leasehold improvements	389,270	335,647
Machinery and equipment	662,025	577,077
Office furniture and fixtures	28,475	22,171
Construction-in-process	27,766	9,180
	1,148,958	984,674
Less: accumulated depreciation	(737,106)	(698,368)
	$411,852	$286,306
Other non-current assets:
Executive Deferred Savings Plan(2)	$203,286	$197,213
Other non-current assets	56,804	38,869
	$260,090	$236,082
Other current liabilities:
Compensation and benefits	$246,429	$173,774
Executive Deferred Savings Plan(2)	204,349	199,505
Other accrued expenses	176,677	123,869
Customer credits and advances	148,389	116,440
Interest payable	44,046	16,947
Warranty	6,740	42,258
Income taxes payable	7,117	23,287
	$833,747	$696,080
Other non-current liabilities:
Income taxes payable	$390,904	$371,665
Pension liabilities	67,103	66,786
Other non-current liabilities	117,592	54,791
	$575,599	$493,242
________________

(1)	Deferred costs of revenue were previously included under deferred system profit prior to the adoption of ASC 606.

(2)
We have a non-qualified deferred compensation plan (known as “Executive Deferred Savings Plan” or “EDSP”) under which certain employees and non-employee directors may defer a portion of their compensation. The expense (benefit) associated with changes in the EDSP liability included in selling, general and administrative expense was $19.3 million and $0.9 million during the three months ended March 31, 2019 and 2018, respectively and was $7.0 million and $14.7 million during the nine months ended March 31, 2019 and 2018, respectively. The amount of net gains (losses) associated with changes in the EDSP assets included in selling, general and administrative expense was $19.7 million and $0.5 million during the three months ended March 31, 2019 and 2018, respectively and was $7.7 million and $14.4 million the nine months ended March 31, 2019 and 2018, respectively. For additional details, refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (“OCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of March 31, 2019	$(43,630)	$(3,181)	$(6,266)	$(15,830)	$(68,907)

Balance as of June 30, 2018	$(29,974)	$(11,032)	$1,932	$(14,859)	$(53,933)
The effects on net income (loss) of amounts reclassified from accumulated OCI to the Condensed Consolidated Statement of Operations for the indicated period were as follows (in thousands):

	Location in the Condensed Consolidated	Three months ended March 31,		Nine months ended March 31,
Accumulated OCI Components	Statements of Operations	2019	2018	2019	2018
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts(1)	Revenues	$655	$(65)	$3,343	$1,300
	Costs of revenues	(17)	570	(309)	1,908
	Interest expense	150	189	527	567
	Other expense (income), net	158	—	158	—
	Net gains (losses) reclassified from accumulated OCI	$946	$694	$3,719	$3,775
Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$(313)	$2	$(1,263)	$(61)
__________________

(1)
Reflects the adoption of the new accounting guidance for hedge accounting in the second quarter of fiscal year 2019. For additional details, refer to Note 15, “Derivative Instruments and Hedging Activities.”

The amounts reclassified out of accumulated OCI related to our defined benefit pension plans, which were recognized as a component of net periodic cost for the three and nine months ended March 31, 2019 were $0.2 million and $0.6 million, respectively. The amounts reclassified out of accumulated OCI related to our defined benefit pension plans, which were recognized as a component of net periodic cost for the three and nine months ended March 31, 2018 were $0.4 million and $1.2 million, respectively. For additional details, refer to Note 11, “Employee Benefit Plans” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

NOTE 5 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of March 31, 2019 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$441,279	$43	$(2,076)	$439,246
Money market funds and other	592,141	—	—	592,141
Sovereign securities	11,037	—	(46)	10,991
U.S. Government agency securities	166,867	1	(776)	166,092
U.S. Treasury securities	188,283	—	(1,203)	187,080
Subtotal	1,399,607	44	(4,101)	1,395,550
Add: Time deposits(1)	54,986	—	—	54,986
Less: Cash equivalents	645,431	—	—	645,431
Marketable securities	$809,162	$44	$(4,101)	$805,105

As of June 30, 2018 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$747,763	$148	$(7,508)	$740,403
Money market funds and other	863,115	—	—	863,115
Sovereign securities	17,293	—	(151)	17,142
U.S. Government agency securities	326,508	16	(2,827)	323,697
U.S. Treasury securities	411,329	3	(3,682)	407,650
Subtotal	2,366,008	167	(14,168)	2,352,007
Add: Time deposits(1)	54,537	—	—	54,537
Less: Cash equivalents	930,608	—	—	930,608
Marketable securities	$1,489,937	$167	$(14,168)	$1,475,936
________________
(1) Time deposits excluded from fair value measurements.
Our investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of our unrealized losses are due to changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all of these investments upon maturity. As of March 31, 2019, we had 296 investments in an unrealized loss position. The following table summarizes the fair value and gross unrealized losses of our investments that were in an unrealized loss position as of the date indicated below:

As of March 31, 2019 (In thousands)	Fair Value	Gross Unrealized Losses(1)
Corporate debt securities	$397,009	$(2,076)
U.S. Treasury securities	187,080	(1,203)
U.S. Government agency securities	163,445	(776)
Sovereign securities	10,991	(46)
Total	$758,525	$(4,101)
__________________
(1) As of March 31, 2019, we had investments in a continuous loss position for 12 months or more with a gross amount $4.1 million.

The contractual maturities of securities classified as available-for-sale, regardless of their classification on our Condensed Consolidated Balance Sheet, as of the date indicated below were as follows:

As of March 31, 2019 (In thousands)	Amortized Cost	Fair Value
Due within one year	$606,043	$603,536
Due after one year through three years	203,119	201,569
	$809,162	$805,105
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities for the three and nine months ended March 31, 2019 and 2018 were immaterial.

NOTE 6 - BUSINESS COMBINATIONS
Orbotech Acquisition
On February 20, 2019, we completed the acquisition of 100% of the outstanding shares of Orbotech for aggregate purchase consideration of approximately $3.26 billion which was paid in part by cash of $1.90 billion, in part by KLA common shares with a fair value of $1.32 billion and the balance by the assumption of stock options and RSUs. Orbotech is a global supplier of yield-enhancing and process-enabling solutions for the manufacture of electronics products. KLA acquired Orbotech to extend and enhance its portfolio of products to address market opportunities in the printed circuit board, flat panel display, advanced packaging and semiconductor manufacturing areas.

Preliminary Purchase Price Allocation
The aggregate purchase consideration has been preliminarily allocated as follows (in thousands):

Purchase Price
Cash for outstanding Orbotech shares(1)	$1,901,948
Fair value of KLA-Tencor common stock issued for outstanding Orbotech shares(2)	1,324,657
Cash for Orbotech equity awards(3)	9,543
Fair value of KLA-Tencor common stock issued to settle Orbotech equity awards(4)	6,129
Stock options and RSUs assumed (5)	13,281
Total purchase consideration	3,255,558
Less: cash acquired	(215,640)
Total purchase consideration, net of cash acquired	$3,039,918

Allocation
Total current assets	$694,143
Property, plant and equipment	94,290
Goodwill	1,773,544
Intangible assets	1,629,070
Other non-current assets	77,780
Total current liabilities (6)	(301,090)
Deferred tax liability	(825,341)
Total non-current liabilities (6)	(65,896)
Non-controlling interest	(36,582)
$3,039,918
________________

(1)	Represents the total cash paid to settle 48.9 million outstanding Orbotech Shares as of February 20, 2019 at $38.86 per Orbotech share.

(2)
Represents the fair value of 12.2 million shares of our common stock issued to settle 48.9 million outstanding Orbotech shares. KLA issued 0.25 shares for each Orbotech share. The fair value of KLA’s common stock was $108.26 per share on the Acquisition Date.

(3)
Represents primarily cash consideration for the settlement of the vested stock options and restricted stock units for which services were rendered by the employees of Orbotech prior to the closing, and a small portion for the settlement of fractional shares.

(4)
Represents the fair value of share of 56,614 shares of KLA common stock issued to settle the vested Orbotech stock options. The fair value of KLA’s common stock was $108.26 per share on the Acquisition Date.

(5)
Represents the fair value of the assumed stock options and RSUs to the extent those related to services provided by the employee of Orbotech prior to closing. Also refer to Note 9, “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” for additional information about assumed stock options and RSUs.

(6)
On December 24, 2018, Orbotech, as part of its strategy to invest in the high growth area of the software business within the Printed Circuit Boards (“PCB”) industry, acquired the remaining 50% shares of Frontline, which was prior to that accounted as an equity investee, from Mentor Graphics Development Services (Israel) Ltd. Orbotech acquired all of the joint venture interests it did not previously own for $85.0 million in cash on hand and agreed to pay an additional $10.0 million in cash over four years plus a cash earn-out of not less than $5.0 million and up to $20.0 million. The earn out amounts are based on revenues from a Frontline product currently under development. As of February 20, 2019, the estimated fair market values of the four-year cash payment and the earn-out are $8.8 million and $7.1 million, respectively. As of February 20, 2019, these amounts have been included in current and non-current liabilities at $4.3 million and $11.6 million respectively.

KLA allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on the preliminary estimates of their estimated fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made by management at the time of the Orbotech Acquisition and are subject to change during the measurement period which is not expected to exceed one year. The primary tasks that are required to be completed include validation of business level forecasts, jurisdictional forecasts, customer attrition rates and synergies expected to be derived from the acquisition of Orbotech, including any related tax impacts. Any adjustments to our preliminary purchase price allocation identified during the measurement period will be recognized in the period in which the adjustments are determined.

The operating results of Orbotech have been included in our consolidated financial statements for the three and nine months ended March 31, 2019 from the Acquisition Date. The goodwill was primarily attributable to the assembled workforce of Orbotech, planned growth in new markets and synergies expected to be achieved from the combined operations of KLA-Tencor and Orbotech. None of the goodwill is deductible for income tax purposes. Goodwill arising from the Orbotech Acquisition has been allocated to Orbotech which KLA is treating as a separate component as of March 31, 2019. As disclosed in Note 17 "Segment Reporting and Geographic Informaion", KLA is still in the process of completing the analysis of its segment reporting structure and upon completion of that analysis, goodwill associated with the Orbotech acquisition will be assigned to the appropriate reporting units.

Intangible Assets

The estimated fair value and weighted average useful life of the Orbotech intangible assets are as follows:

(In thousands)	Fair Value		Weighted Average Useful Lives
Existing technology(1)	$1,023,000		8
Customer-related assets(2)	299,000		8
Backlog(3)	29,000		1
Trade name(4)	92,500		7
Off market leases (5)	2,070	2,070	7
Total identified finite-lived intangible assets	1,445,570
In-process research and development(6)	183,500		N/A
Total identified intangible assets	$1,629,070
________________

(1)
Existing technology was identified from the products of Orbotech and its fair value was determined using the Relief-from-Royalty Method under the income approach, which estimates the cost savings generated by a company related to the ownership of an asset for which it would otherwise have had to pay royalties or license fees on revenues earned through the use of the asset. The discount rate used was determined at the time of measurement based on an analysis of the implied internal rate of return of the transaction, weighted average cost of capital and weighted average return on assets. The economic useful life was determined based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.

(2)
Customer contracts and related relationships represent the fair value of the existing relationships with the Orbotech customers and its fair value was determined using the Multi-Period Excess Earning Method which involves isolating the net earnings attributable to the asset being measured based on present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. The economic useful life was determined based on historical customer turnover rates.

(3)
Backlog primarily relates to the dollar value of purchase arrangements with customers, effective, as of a given point in time, that are based on mutually agreed terms which, in some cases, may still be subject to completion of written documentation and may be changed or cancelled by the customer, often without penalty. Orbotech’s backlog consists of these arrangements with assigned shipment dates expected, in most cases, within three to twelve months. The fair value was determined using the Multi-Period Excess Earning Method. The economic useful life is based on the time to fulfill the outstanding order backlog obligation.

(4)
Trade name primarily relates to the “Orbotech” trade name. The fair value was determined by applying the relief-from-royalty method under the income approach. The economic useful life was determined based on the expected life of the trade name.

(5)
The favorable / unfavorable components of the acquired leases were determined using the Income Approach which involves present valuing the difference in future cash flows between the contracted lease payments and the rent payable to a market participant over the lease terms. The economic useful life is based on the remaining lease term.

(6)
The fair value of in-process research and development (“IPR&D”) was determined using the relief-from-royalty method under the income approach, which estimates the cost savings generated by a company related to the ownership of an asset for which it would otherwise have had to pay royalties or license fees on revenues earned through the use of the asset.

We believe the amounts of purchased intangible assets recorded above represent the fair values of and approximate the amounts a market participant would pay for, these intangible assets as of the acquisition date.

Our statements of operations for the three and nine months ended March 31, 2019 included revenue of $161.3 million and a net loss of $28.7 million from Orbotech.

Other Fiscal 2019 Acquisitions
During the three months ended March 31, 2019 we acquired three privately-held companies primarily to expand our products and services offerings for an aggregate purchase price of $118.0 million, including the fair value of the promise to pay additional consideration of up to $13.0 million contingent on the achievement of certain milestones. As of March 31, 2019, the estimated fair value of the additional consideration was $4.8 million, which is classified as a current liability on the condensed consolidated balance sheet.

During the three months ended September 30, 2018 we acquired two privately-held companies for an aggregate purchase price of $15.4 million, including the fair value of the promise to pay total additional consideration of up to $6.0 million contingent on the achievement of certain milestones. As of March 31, 2019, the estimated fair value of the additional consideration was $1.9 million, which is classified as a current liability on the condensed consolidated balance sheet.
None of these acquisitions were individually material to our consolidated financial statements.
The aggregate purchase price of the other fiscal 2019 acquisitions was allocated on a preliminary basis as follows:

(In thousands)	Fair Value
Net tangible assets (including Cash and cash equivalents of $2.6 million)	$13,468
Identifiable intangible assets	76,630
Goodwill	43,357
Total	$133,455
A portion of the goodwill is deductible for income tax purposes. Our statements of operations for the three and nine months ended March 31, 2019 included revenues of $2.3 million and $3.1 million, respectively, and net losses of $2.8 million and $3.5 million, respectively, from these privately-held companies.
KLA, in the aggregate for the Orbotech and other fiscal 2019 acquisitions, incurred approximately $37.2 million of acquisition-related costs, which are primarily included within selling, general and administrative expenses in our condensed consolidated statements of operations.
Fiscal 2018 Acquisition
In the fiscal year ended June 30, 2018, we acquired a product line from Keysight Technologies, Inc., a related party, for a total purchase consideration of $12.1 million, of which $5.2 million was allocated to goodwill based on the fair value at the acquisition date. Goodwill recognized was deductible for income tax purposes. For additional details, refer to Note 5 “Business Combinations,” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Supplemental Unaudited Pro Forma Information:

The following unaudited pro forma financial information summarizes the combined results of operations for KLA-Tencor, Orbotech, and the three acquisitions completed in the third quarter of fiscal 2019 as if the companies were combined as of the beginning of fiscal year 2018. The unaudited pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to stock-based compensation expense, the purchase accounting effect on inventory acquired, the purchase accounting effect on deferred revenue, interest expense and amortization of debt issuance costs associated with the Senior Notes financing, and transaction costs.

The table below reflects the impact of material and nonrecurring adjustments to the unaudited pro forma results for the three and nine months ended March 31, 2019 and 2018 that are directly attributable to the acquisitions:

	Three months ended		Nine months ended
	March 31,		March 31,
Non-recurring Adjustments (In thousands)	2019	2018	2019	2018
Decrease/ (increase) to revenue as a result of deferred revenue fair value adjustment	$—	$(536)	$—	$5,625
(Decrease) / increase to expense as a result of inventory fair value adjustment	$78	$468	$1,029	$85,904
(Decrease) / increase to expense as a result of transaction costs	$(53,342)	$(8,615)	$(61,378)	$65,535
(Decrease) / increase to expense as a result of compensation costs	$1,724	$3,009	$7,918	$39,820

The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisitions actually occurred at the beginning of fiscal year 2018 or of the results of our future operations of the combined businesses.

	Pro Forma		Pro Forma
	Three months ended		Nine months ended
	March 31,		March 31,
(In thousands)	2019	2018	2019	2018
Revenues	$1,160,678	$1,271,326	$4,165,268	$3,730,272
Net income attributable to KLA-Tencor	$192,577	$293,593	$1,033,653	$260,537

We have not included pro forma results of operations for the acquisition of privately-held companies completed in the first quarter of fiscal 2019 herein as they were not material to us on either an individual or in aggregate. We included the results of operations of each acquisition in our condensed consolidated statements of operations from the date of each acquisition.
NOTE 7 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
We currently have four reporting units: Wafer Inspection, Patterning, Global Service and Support (“GSS”), and Others. The assignment of goodwill associated with Orbotech Acquisition to the reporting units has not yet been completed and therefore shown as a separate component. Refer to Note 17 “Segment Reporting and Geographic Information” for additional details. The following table presents goodwill carrying value and the movements during the nine months ended March 31, 2019:

(In thousands)	Wafer Inspection	Patterning	GSS	Others	Orbotech	Total
Balance as of June 30, 2018	$281,005	$53,255	$8,039	$12,399	$—	$354,698
Acquired goodwill	—	24,863	17,318	1,176	1,773,544	1,816,901
Foreign currency and other adjustments	(14)	—	—	—	1,317	1,303
Balance as of March 31, 2019	$280,991	$78,118	$25,357	$13,575	$1,774,861	$2,172,902
The change in goodwill during the nine months ended March 31, 2019 resulted primarily from $1.77 billion related to the Orbotech Acquisition and $43.4 million related to the acquisition of the privately-held companies during the period. For additional details, refer to Note 6 “Business Combinations”.

We performed a qualitative assessment of the goodwill for our wafer inspection, patterning, GSS, and others reporting units during the three months ended March 31, 2019. Based on this assessment we concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. As a result of our determination based on our qualitative assessment, it was not necessary to perform the quantitative goodwill impairment test at this time. In assessing the qualitative factors, we considered the impact of key factors, including changes in the industry and competitive environment, market capitalization, stock price, earnings multiples, budgeted-to-actual revenue performance from prior year, gross margin and cash flows from operating activities. In addition, for goodwill associated with the Orbotech acquisition, no impairment indicators were identified as part of our goodwill impairment process.

Based on our assessment, goodwill in the reporting units was not impaired as of March 31, 2019 or June 30, 2018.

Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of March 31, 2019			As of June 30, 2018
Category	Range of Useful Lives	Gross Carrying Amount	Accumulated Amortization, Impairment, and Other	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-8 years	$1,238,037	$161,827	$1,076,210	$160,859	$144,202	$16,657
Trade name/Trademark	5-7 years	115,573	21,638	93,935	20,993	20,060	933
Customer relationships	4-9 years	370,665	59,740	310,925	56,680	55,136	1,544
Backlog and other	<1-8.5 years	35,437	5,267	30,170	660	461	199
Intangible assets subject to amortization		1,759,712	248,472	1,511,240	239,192	219,859	19,333
In-process research and development		183,500	427	183,073	—	—	—
Total		$1,943,212	$248,899	$1,694,313	$239,192	$219,859	$19,333
Purchased intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The change in purchased intangible assets gross carrying amount resulted primarily from the Orbotech Acquisition and the acquisition of the privately-held companies. For additional details, refer to Note 6 “Business Combinations.”
Amortization expense for purchased intangible assets for the periods indicated below was as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
(In thousands)	2019	2018	2019	2018
Amortization expense- Cost of revenues	$15,770	$1,122	$17,628	$3,366
Amortization expense- Selling, general and administrative	10,086	65	10,973	220
Amortization expense- Research and development	12	—	12	—
Total	$25,868	$1,187	$28,613	$3,586
Based on the purchased intangible assets gross carrying amount recorded as of March 31, 2019, the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2019 (remaining 3 months)	$59,114
2020	216,956
2021	196,915
2022	196,915
2023	195,691
Thereafter	645,649
Total	$1,511,240

NOTE 8 – DEBT
The following table summarizes our debt as of March 31, 2019 and June 30, 2018:

	As of March 31, 2019		As of June 30, 2018
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 3.375% Senior Notes due on November 1, 2019	$250,000	3.377%	$250,000	3.377%
Fixed-rate 4.125% Senior Notes due on November 1, 2021	500,000	4.128%	500,000	4.128%
Fixed-rate 4.650% Senior Notes due on November 1, 2024	1,250,000	4.682%	1,250,000	4.682%
Fixed-rate 5.650% Senior Notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Fixed-rate 4.1000% Senior Notes due on March 15, 2029	800,000	4.159%	—	—%
Fixed-rate 5.000% Senior Notes due on March 15, 2049	400,000	5.047%	—	—%
Total	3,450,000		2,250,000
Unamortized discount	(8,948)		(2,523)
Unamortized debt issuance costs	(18,406)		(10,075)
Total	$3,422,646		$2,237,402
Reported as:
Current portion of long-term debt	$249,997		$—
Long-term debt	3,172,649		2,237,402
Total	$3,422,646		$2,237,402
As of March 31, 2019, future principal payments for the long-term debt are $250.0 million in fiscal year 2020; $500.0 million in fiscal year 2022; and $2.70 billion after fiscal year 2023.
Senior Notes:
In March 2019 and November 2014, we issued $1.20 billion and $2.50 billion, respectively (each, a “2019 Senior Notes”, a “2014 Senior Notes”, and collectively the “Senior Notes”), aggregate principal amount of senior, unsecured long-term notes.
The interest rate specified for each series of the 2014 Senior Notes will be subject to adjustments from time to time if Moody’s Investor Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“S&P”) or, under certain circumstances, a substitute rating agency selected by us as a replacement for Moody’s or S&P, as the case may be (a “Substitute Rating Agency”), downgrades (or subsequently upgrades) its rating assigned to the respective series of the 2014 Senior Notes such that the adjusted rating is below investment grade. For additional details, refer to Note 7 “Debt” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018. Unlike the 2014 Senior Notes, the interest rate for each series of the 2019 Senior Notes will not be subject to such adjustments. During the three months ended June 30, 2018, we entered into a series of forward contracts (the “2018 Rate Lock Agreements”) to lock the benchmark interest rate with notional amount of $500.0 million in aggregate. In October 2014, we entered into a series of forward contracts to lock the 10-year treasury rate (“benchmark rate”) on a portion of the 2014 Senior Notes with a notional amount of $1.00 billion in aggregate. For additional details on the forward contracts, refer to Note 15, “Derivative Instruments and Hedging Activities” of this report.
The original discounts on the 2019 Senior Notes and the 2014 Senior Notes amounted to $6.7 million and $4.0 million, respectively and are being amortized over the life of the debt. Interest is payable semi-annually on May 1 and November 1 of each year for the 2014 Senior Notes and semi-annually on March 15 and September 15 of each year for the 2019 Senior Notes. The indenture for the Senior Notes (the “Indenture”) includes covenants that limit our ability to grant liens on our facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted.
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

Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of March 31, 2019 and June 30, 2018 was approximately $3.61 billion and $2.33 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of March 31, 2019, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility:
In November 2017, we entered into a Credit Agreement (the “Credit Agreement”) providing for a $750.0 million five-year unsecured Revolving Credit Facility (the “Revolving Credit Facility”), which replaced our prior Credit Facility. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased in an amount up to $250.0 million in the aggregate. In November 2018, we entered into an Incremental Facility, Extension and Amendment Agreement (the “Amendment”), which amends the Credit Agreement to (a) extend the Maturity Date (the “Maturity Date”) from November 30, 2022 to November 30, 2023, (b) increase the total commitment by $250.0 million and (c) effect certain other amendments to the Credit Agreement as set forth in the Amendment. After giving effect to the Amendment, the total commitments under the Credit Agreement are $1.00 billion. During the third quarter of the fiscal year ending June 30, 2019, we made borrowings of $900.0 million from the Revolving Credit Facility, which were paid in full in the same quarter. As of March 31, 2019, we had no outstanding borrowings under the Revolving Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the Maturity Date, at which time such Revolving Credit Facility will terminate, and all outstanding loans under such facility, together with all accrued and unpaid interest, must be repaid. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility will bear interest, at our option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to 175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to our credit rating. As of March 31, 2019, we pay an annual commitment fee of 12.5 bps on the daily undrawn balance of the Revolving Credit Facility.
The Revolving Credit Facility requires us to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, we are required to maintain the maximum leverage ratio as described in the Credit Agreement, on a quarterly basis of 3.00 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of March 31, 2019, we elected to increase the maximum allowed leverage ratio to 4.00 to 1.00 following the Orbotech Acquisition.
We were in compliance with all covenants under the Credit Agreement as of March 31, 2019.
NOTE 9 – EQUITY, LONG-TERM INCENTIVE COMPENSATION PLANS AND NON-CONTROLLING INTEREST
Equity Incentive Program
As of March 31, 2019, we were able to issue new equity incentive awards, such as restricted stock units (“RSUs”) and stock options, to our employees, consultants and members of our Board of Directors under our 2004 Equity Incentive Plan (the “2004 Plan”) with 11.8 million shares available for issuance.
For details of the 2004 Plan refer to Note 8 “Equity and Long-Term Incentive Compensation Plans,” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

Assumed Equity Plans
As of the Acquisition Date we assumed outstanding equity incentive awards under the following Orbotech equity incentive plans: (i) Equity Remuneration Plan for Key Employees of Orbotech Ltd. and its Affiliates and Subsidiaries (as Amended and Restated in 2005), (ii) 2010 Equity-Based Incentive Plan, and (iii) 2015 Equity-Based Incentive Plan (each, an “Assumed Equity Plan” and collectively the “Assumed Equity Plans”). The awards under the Assumed Equity Plans, previously issued in the form of stock options and restricted share units (“RSUs”), were generally settled as follows:

a)
Each award of Orbotech’s stock options and RSUs that was outstanding and vested immediately prior to the Acquisition Date (collectively the “Vested Equity Awards”) was canceled and terminated and converted into the right to receive the purchase consideration in respect of such Vested Equity Awards as of the Acquisition Date, and in the case of stock options, less the exercise price.

b)
Each award of Orbotech’s stock options and RSUs that was outstanding and unvested immediately prior to the Acquisition Date was assumed by us (each, an “Assumed Option” and “Assumed RSU”, and collectively the “Assumed Equity Awards”) and converted to stock options and RSUs exercisable for the number of shares of our common stock equal to the product of (i) the number of Orbotech shares underlying such Assumed Equity Awards as of immediately prior to the Acquisition Date multiplied by (ii) the exchange ratio defined in the Acquisition Agreement. The Assumed Equity Awards generally retain all of the rights, terms and conditions of the respective plans under which they were originally granted, including the same service-based vesting schedule, applicable thereto.

As of the Acquisition Date, the estimated fair value of the Assumed Equity Awards was $55.0 million, of which $13.3 million was recognized as goodwill and the balance of $41.7 million will be recognized as stock-based compensation expense over the remainder term of the Assumed Equity Awards. The fair value of the Assumed Equity Awards for services rendered through the Acquisition Date was recognized as a component of the merger consideration, with the remaining fair value related to the post-combination services to be recorded as stock-based compensation over the remaining vesting period.
A total of 14,558 and 518,971 shares of our common stock underly the Assumed Options and RSUs and have an estimated weighted average fair value at the Acquisition Date of $53.27 and $104.49 per share, respectively. As of March 31, 2019, there were 14,558 and 482,317 shares of our common stock underlying the outstanding Assumed Options and RSUs, respectively, under the Assumed Equity Plans. The weighted-average remaining contractual terms, the aggregate intrinsic values, and the weighted average exercise price for the stock options outstanding under the Assumed Equity Plans as of March 31, 2019 were 4.67 years, $1.0 million, and $54.00 per share, respectively. No Assumed Options were exercised during the three months ended March 31, 2019.
Equity Incentive Plans - General Information
The following table summarizes the combined activity under our equity incentive plans:

(In thousands)	Available For Grant(1) (5)
Balance as of June 30, 2018	3,680
Plan shares increased	12,000
Restricted stock units granted (2)(3)	(2,209)
Restricted stock units granted adjustment (4)	5
Restricted stock units canceled	20
Plan shares expired (1998 Director Plan)	(1,660)
Balance as of March 31, 2019	11,836
__________________

(1)	The number of RSUs reflects the application of the award multiplier (1.8x or 2.0x depending on the grant date of the applicable award).

(2)
Includes RSUs granted to senior management during the nine months ended March 31, 2019 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such RSUs that are deemed to have been earned) (“performance-based RSUs”). As of March 31, 2019, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria had been satisfied. Therefore, this line item includes all such performance-based RSUs granted during the nine months ended March 31, 2019, reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.7 million shares for the nine months ended March 31, 2019 reflects the application of the multiplier described above).

(3)
Includes RSUs granted to executive management during the three months ended March 31, 2019 with both a market condition and a service condition (“market-based RSUs”). Under the award agreements, the vesting of the market-based RSUs is contingent on achieving total stockholder return (including stock price appreciation and cash dividends) objectives on a per share basis of equal to or greater than 150%, 175% and 200% multiplied by the measurement price of $116.39 during the five-year period ending March 20, 2024. The awards are split into three tranches and, to the extent that total stockholder return targets have been met, one-third of the maximum number of shares available under these awards will vest on each of the third, fourth, and fifth anniversaries of the grant date. This line item includes all such market-based RSUs granted during the three months ended March 31, 2019 reported at the maximum possible number of shares that may ultimately be issuable if all applicable market-based criteria are met at their maximum levels and all applicable service-based criteria are fully satisfied (0.5 million shares for the nine months ended March 31, 2019 reflects the application of the multiplier described above).

(4)
Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the nine months ended March 31, 2019.

(5)	No additional stock options, RSUs or other awards will be granted under the Assumed Equity Plans.
The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. For RSUs granted without “dividend equivalent” rights, fair value is calculated using the closing price of our common stock on the grant date, adjusted to exclude the present value of dividends which are not accrued on those RSUs. The fair value for RSUs granted with “dividend equivalent” rights is determined using the closing price of our common stock on the grant date. The fair value for market-based RSUs is estimated on the grant date using a Monte Carlo simulation model with the following assumptions: expected volatility of 28.14%, based on a combination of implied volatility from traded options on our common stock and the historical volatility of our common stock; dividend yield of 2.47%, based on our current expectations about our anticipated dividend policy; risk-free interest rate of 2.38%, based on the implied yield available on U.S. Treasury zero-coupon issues with terms equal to the contractual terms of each tranche; and an expected term which takes into consideration the vesting term and the contractual term of the market-based award. The awards are amortized over service periods of 3, 4, and 5 years, which is the longer of the explicit service period or the period in which the market target is expected to be met. The fair value for purchase rights under our Employee Stock Purchase Plan is determined using a Black-Scholes model.
The following table shows stock-based compensation expense for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2019 (1)	2018	2019	2018
Stock-based compensation expense by:
Costs of revenues	$3,105	$2,386	$6,759	$5,458
Research and development	4,986	3,185	9,988	7,631
Selling, general and administrative	26,102	10,639	49,279	30,891
Total stock-based compensation expense	$34,193	$16,210	$66,026	$43,980
__________________

(1)	Includes $10.9 million of stock-based compensation expense acceleration for certain equity awards for Orbotech employees.
The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of March 31, 2019	As of June 30, 2018
Inventory	$4,943	$4,580

Restricted Stock Units
The following table shows the activity and weighted-average grant date fair value for RSUs during the nine months ended March 31, 2019:

	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2018(2)	2,014	$76.50
Granted(2)	1,104	$103.59
Granted adjustments(3)	(2)	$50.88
Assumed upon Orbotech Acquisition(4)	519	$104.49
Vested and released	(409)	$68.73
Withheld for taxes	(285)	$68.73
Forfeited	(10)	$81.55
Outstanding restricted stock units as of March 31, 2019(2)	2,931	$93.46
__________________

(1)
Share numbers reflect actual shares subject to awarded RSUs. Under the terms of the 2004 Plan, the number of shares subject to each award reflected in this number is multiplied by either 1.8x or 2.0x (depending on the grant date of the award) to calculate the impact of the award on the share reserve under the 2004 Plan.

(2)
Includes performance-based and market-based RSUs. As of March 31, 2019, it had not yet been determined the extent to which (if at all) the performance-based or market-based vesting criteria had been satisfied. Therefore, this line item includes all such RSUs reported at the maximum possible number of shares (42 thousand shares for the fiscal year ended June 30, 2017, 0.2 million shares for the fiscal year ended June 30, 2018 and 0.6 million shares for the nine months ended March 31, 2019) that may ultimately be issuable if all applicable performance-based and market-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

(3)
Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during nine months ended March 31, 2019.

(4)
Represents Assumed RSUs under the Assumed Equity Plans. Since the Assumed RSUs do not have “dividend equivalent” rights, the fair value was calculated using the closing price of our common stock on the Acquisition Date, adjusted to exclude the present value of dividends.

The RSUs granted by us generally vest (a) with respect to awards with only service-based vesting criteria, over periods ranging from two to four years and (b) with respect to awards with both performance-based and service-based vesting criteria, in two equal installments on the third and fourth anniversaries of the grant date and (c) with respect to awards with both market-based and service-based vesting criteria in three equal installments on the third, fourth and fifth anniversaries of the grant date, in each case subject to the recipient remaining employed by us as of the applicable vesting date. The RSUs granted to the independent members of the Board of Directors vest annually.
The following table shows the weighted-average grant date fair value per unit for the RSUs granted, vested, and tax benefits realized by us in connection with vested and released RSUs for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands, except for weighted-average grant date fair value)	2019	2018	2019	2018
Weighted-average grant date fair value per unit	$97.60	$109.80	$103.59	$91.84
Weighted-average fair value per unit assumed upon Orbotech Acquisition	$104.49	$—	$104.49	$—
Grant date fair value of vested restricted stock units	$4,740	$745	$47,674	$42,601
Tax benefits realized by us in connection with vested and released restricted stock units	$170	$249	$10,900	$16,731
As of March 31, 2019, the unrecognized stock-based compensation expense balance related to RSUs was $171.5 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.6 years. The intrinsic value of outstanding RSUs as of March 31, 2019 was $350.0 million.

Cash-Based Long-Term Incentive Compensation
We have adopted a cash-based long-term incentive (“Cash LTI Plan”) program for many of our employees as part of our employee compensation program. Executives and non-employee members of the board of directors are not participating in this program. During the nine months ended March 31, 2019 and 2018, we approved Cash LTI awards of $7.9 million and $5.9 million, respectively under our Cash LTI Plan. During the three months ended March 31, 2019 and 2018, we recognized $12.2 million and 11.6 million, respectively, in compensation expense under the Cash LTI Plan. During the nine months ended March 31, 2019 and 2018, we recognized $39.4 million and 37.9 million, respectively, in compensation expense under the Cash LTI Plan. As of March 31, 2019, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $93.7 million. For details, refer to Note 8 “Equity and Long-Term Incentive Compensation Plans,” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.
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
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended March 31,		Nine months ended March 31,
	2019	2018	2019	2018
Stock purchase plan:
Expected stock price volatility	36.3%	31.5%	33.2%	28.7%
Risk-free interest rate	2.4%	1.3%	2.1%	1.1%
Dividend yield	3.3%	2.4%	3.1%	2.5%
Expected life (in years)	0.5	0.5	0.5	0.5
The following table shows the tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three months ended March 31,		Nine months ended March 31,
	2019	2018	2019	2018
Total cash received from employees for the issuance of shares under the ESPP	$—	$—	$20,556	$20,579
Number of shares purchased by employees through the ESPP	—	—	270	264
Tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP	$444	$787	$1,047	$1,681
Weighted-average fair value per share based on Black-Scholes model	$21.25	$23.61	$21.67	$21.89
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which we estimate will be required to be issued under the ESPP during the forthcoming fiscal year. As of March 31, 2019, a total of 2.4 million shares were reserved and available for issuance under the ESPP.

Quarterly cash dividends
On January 31, 2019, our Board of Directors declared a regular quarterly cash dividend of $0.75 per share on the outstanding shares of our common stock, which was paid on March 1, 2019 to the stockholders of record as of the close of business on February 15, 2019. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended March 31, 2019 and 2018 was $113.6 million and $92.1 million, respectively. The total amount of regular quarterly cash dividends and dividend equivalents paid by us during the nine months ended March 31, 2019 and 2018 was $348.0 million and $278.8 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of March 31, 2019 and June 30, 2018 was $6.5 million and $6.7 million, respectively. These amounts will be paid upon vesting of the underlying RSUs.
Special cash dividend
On November 19, 2014, our Board of Directors declared a special cash dividend of $16.50 per share on our outstanding common stock. The declaration and payment of the special cash dividend was part of our leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 8 “Debt” that was completed during the three months ended December 31, 2014. The total amount of the special cash dividend accrued by us at the declaration date was substantially paid out during the three months ended December 31, 2014, except for the aggregate special cash dividend of $43.0 million that was accrued for the unvested RSUs and to be paid when such underlying unvested RSUs vest. During the second quarter of fiscal 2019, all of the special cash dividends accrued with respect to outstanding RSUs were vested and paid in full. During the nine months ended March 31, 2019 and 2018, the total special cash dividends paid with respect to vested RSUs were $2.9 million and $6.3 million, respectively. For details of the special cash dividend, refer to Note 8 “Equity and Long-Term Incentive Compensation Plans,” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.
Non-controlling Interest
We have consolidated the results of Orbotech LT Solar, LLC (“OLTS”) and Orbograph Ltd. (“Orbograph”), in which we own approximately 84% and 94% of the outstanding equity interest, respectively. OLTS is engaged in the research, development and marketing of products for the deposition of thin film coating of various materials on crystalline silicon photovoltaic wafers for solar energy panels through plasma-enhanced chemical vapor deposition (“PECVD”). Orbograph is engaged in the development and marketing of character recognition solutions to banks, financial and other payment processing institutions and healthcare providers.
Additionally, we have consolidated the results of PixCell, an Israeli company developing diagnostic equipment for point-of-care hematology applications of which we own approximately 52% of the outstanding equity interest and are entitled to appoint the majority of this company’s directors.
NOTE 10 – STOCK REPURCHASE PROGRAM
Our Board of Directors has authorized a program which permits us to repurchase up to $2.00 billion of our common stock, reflecting an increase from $1.00 billion upon the close of the Orbotech Acquisition. For additional details, refer to Note 1, “Basis of Presentation”. The intent of this program is to offset the dilution from our equity incentive plans, employee stock purchase plan, the issuance of shares in the Orbotech Acquisition, as well as to return excess cash to our stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases were made in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder, such as Rule 10b-18 and Rule 10b5-1. This stock repurchase program has no expiration date and may be suspended at any time. As of March 31, 2019, an aggregate of approximately $1.21 billion was available for repurchase under our stock repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2019	2018	2019	2018
Number of shares of common stock repurchased	1,770	796	7,107	1,618
Total cost of repurchases	$206,017	$83,435	$756,204	$165,078

As of March 31, 2019, we had repurchased 0.1 million shares for $6.0 million, which repurchases had not settled prior to March 31, 2019. The amount was recorded as a component of other current liabilities for the period presented.

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
The following table sets forth the computation of basic and diluted net income per share attributable to KLA-Tencor

(In thousands, except per share amounts)	Three months ended March 31,		Nine months ended March 31,
	2019	2018	2019	2018
Numerator:
Net income attributable to KLA-Tencor	$192,728	$306,881	$957,772	$453,498
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	156,349	156,221	154,561	156,547
Effect of dilutive restricted stock units and options	833	980	749	992
Weighted-average shares-diluted	157,182	157,201	155,310	157,539
Basic net income per share attributable to KLA-Tencor	$1.23	$1.96	$6.20	$2.90
Diluted net income per share attributable to KLA-Tencor	$1.23	$1.95	$6.17	$2.88
Anti-dilutive securities excluded from the computation of diluted net income per share	100	—	313	2
NOTE 12 – INCOME TAXES
The following table provides details of income taxes:

	Three months ended March 31,		Nine months ended March 31,
(Dollar amounts in thousands)	2019	2018	2019	2018
Income before income taxes	$221,390	$365,983	$1,064,921	$1,049,442
Provision for income taxes	$28,745	$59,102	$107,232	$595,944
Effective tax rate	13.0%	16.1%	10.1%	56.8%
Our effective tax rate is lower than the U.S. federal statutory rate primarily due to the proportion of earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate.
During the three months ended March 31, 2019, we completed the acquisition of Orbotech Ltd. As a result of the Orbotech acquisition, we recorded $819.8 million of net deferred tax liabilities primarily on the excess of book basis over the tax basis of acquired intangible assets and undistributed earnings in certain foreign subsidiaries. Adjustments to deferred taxes may be required when the purchase price allocation is finalized within the measurement period.
The following table summarizes the changes to our gross unrecognized tax benefits for the three months ended March 31, 2019:

(Dollar amounts in thousands)	Unrecognized Tax Benefits
Balance on December 31, 2018	$69,779
Addition related to acquisitions	61,483
Addition for tax positions related to current year	10,935
Addition for tax positions related to prior years	1,273
Reduction for tax positions related to prior years	(10,144)
Balance on March 31, 2019	133,326

In the normal course of business, we are subject to examination by tax authorities throughout the world. We are under United States federal income tax examination for the fiscal year ended June 30, 2016. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2014. We are also subject to examinations in other major foreign jurisdictions.
In May 2017, Orbotech received an assessment from the Israel Tax Authority (“ITA”) with respect to its fiscal years 2012 through 2014 (the “Assessment”, and the “Audit Period”, respectively), for an aggregate amount of tax against it, after offsetting all NOLs for tax purposes available through the end of 2014, of approximately NIS 218.0 million (approximately $65.0 million as of March 31, 2019), which amount includes related interest and linkage differentials to the Israeli consumer price index (as of date of the Assessment). We believe our recorded unrecognized tax benefits are sufficient to cover the resolution of the Assessment.
On August 31, 2018, Orbotech filed an objection in respect of the tax assessment (the “Objection”). Orbotech is now in the process of the second stage, in which the claims raised by it in the Objection are examined by different personnel at the ITA. In addition, the ITA can examine additional items and may assess additional amounts in the second stage. The second stage must be completed within one year of when the Objection was filed.
In connection with the above, there is an ongoing criminal investigation in Israel against Orbotech, which became our wholly owned subsidiary as of the acquisition date, certain of its employees and its tax consultant. On April 11, 2018, Orbotech received a “suspect notification letter” (dated March 28, 2018) from the Tel Aviv District Attorney’s Office (Fiscal and Financial). In the letter, it was noted that the investigation file was transferred from the Assessment Investigation Officer to the District Attorney’s Office. The letter further states that the District Attorney’s Office has not yet made a decision regarding submission of an indictment against Orbotech; and that if after studying the case, a decision is made to consider prosecuting Orbotech, Orbotech will receive an additional letter, and within 30 days, Orbotech may present its arguments to the District Attorney’s Office as to why it should not be indicted. To date, neither we nor Orbotech has received such an additional letter or any other correspondence or contact from the District Attorney’s Office. We will continue to monitor the progress of the District Attorney’s Office investigation, however, cannot anticipate when the review of the case will be completed and what will be the results thereof. We intend to cooperate with the District Attorney’s Office to enable them to conclude their investigation.
It is possible that certain examinations may be concluded in the next twelve months. We believe that we may recognize up to $41.5 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.
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

The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2019	2018	2019	2018
Receivables sold under factoring agreements	$48,243	$69,390	$149,597	$148,523
Proceeds from sales of LCs	$40,303	$—	$59,534	$5,571
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
Leases. We lease certain of our facilities, autos and equipments under arrangements that are accounted for as operating leases. Facilities rent expense was $3.1 million and $2.7 million for the three months ended March 31, 2019 and 2018, respectively and was $7.8 million and $7.7 million for the nine months ended March 31, 2019 and 2018, respectively
The following is a schedule of expected operating lease payments:

Fiscal year ending June 30,	Amount (In thousands)
2019 (remaining 3 months)	$7,360
2020	26,427
2021	18,394
2022	12,845
2023	7,668
2024 and thereafter	14,574
Total minimum lease payments	$87,268
Purchase Commitments. We maintain commitments to purchase inventory from our suppliers as well as goods, services, and other assets in the ordinary course of business. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our estimate of our significant purchase commitments for primarily material, services, supplies and asset purchases is approximately $603.3 million as of March 31, 2019, which are primarily due within the next 12 months.
Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash Long-Term Incentive Plan. As of March 31, 2019, we have committed $130.1 million for future payment obligations under our Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date.
Guarantees and Contingencies. We maintain guarantee arrangements available through various financial institutions for up to $45.1 million, of which $38.7 million had been issued as of March 31, 2019, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe, Israel and Asia.

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
NOTE 15 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The authoritative guidance requires companies to recognize all derivative instruments and hedging activities, including foreign currency exchange contracts and interest rate lock agreements, (collectively “derivatives”) as either assets or liabilities at fair value on the condensed consolidated balance sheets. In accordance with the accounting guidance, we designate foreign currency exchange contracts and interest rate lock agreements as cash flow hedges of certain forecasted foreign currency denominated sales, purchase and spending transactions, and the benchmark interest rate of the corresponding debt financing, respectively.
Our foreign subsidiaries operate and sell our products in various global markets. As a result, we are exposed to risks relating to changes in foreign currency exchange rates. We utilize foreign currency forward exchange contracts and option contracts to hedge against future movements in foreign exchange rates that affect certain existing and forecasted foreign currency denominated sales and purchase transactions, such as the Japanese yen, the euro, the pound sterling and the Israeli new shekel. We routinely hedge our exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. These currency forward exchange contracts and options, designated as cash flow hedges, generally have maturities of less than 18 months. Cash flow hedges are evaluated for effectiveness monthly, based on changes in total fair value of the derivatives. If a financial counterparty to any of our hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material losses.

In October 2014, we entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The Rate Lock Agreements were matured and terminated in the second quarter of the fiscal year ended June 30, 2015 and we recorded the fair value of $7.5 million as a gain within accumulated other comprehensive income (loss) (“OCI”) as of December 31, 2014. As of March 31, 2019, the unamortized portion of the fair value of the forward contracts for the Rate Lock Agreements was $4.2 million. For more details, refer to Note 16, “Derivative Instruments and Hedging Activities” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.
During the three months ended June 30, 2018, we entered into a series of forward contracts (the “2018 Rate Lock Agreements”) to lock the benchmark interest rate prior to expected debt issuances. The objective of the 2018 Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing on the notional amount being hedged. The 2018 Rate Lock Agreement had a notional amount of $500.0 million in aggregate, which matured and terminated in the third quarter of fiscal year ending June 30, 2019 and we recorded the fair value of $13.6 million as a loss within OCI. As of March 31, 2019, the unamortized portion of the fair value of the 2018 Rate Lock Agreements was $13.5 million.
For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gains or losses is reported in OCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Prior to adopting the new accounting guidance for hedge accounting, time value was excluded from the assessment of effectiveness for derivatives designated as cash flow hedges. Time value was amortized on a mark-to-market basis and recognized in earnings over the life of the derivative contract. For derivative contracts executed after adopting the new accounting guidance, the election to include time value for the assessment of effectiveness is made on all forward contracts designated as cash flow hedges. The change in fair value of the derivative are recorded in OCI until the hedged item is recognized in earnings. The assessment of effectiveness of options contracts designated as cash flow hedges continue to exclude time value after adopting the new accounting guidance. The initial value of the component excluded from the assessment of effectiveness are recognized in earnings over the life of the derivative contract. Any difference between change in the fair value of the excluded components and the amounts recognized in earnings are recorded in OCI.
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

	Three months ended		Nine months ended
	March 31,		March 31,
(In thousands)	2019	2018	2019	2018
Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amounts included in the assessment of effectiveness	$(3,252)	$—	$(8,649)	$—
Foreign exchange contracts:
Amounts included in the assessment of effectiveness	$1,925	$(581)	$2,163	$560
Amounts excluded from the assessment of effectiveness	$(53)	$—	$(82)	$—

The locations and amounts of designated and non-designated derivative’s gains and losses reported in the condensed consolidated statements of operations for the indicated periods were as follows:

	Three months ended March 31,				Three months ended March 31,
	2019				2018
(In thousands)	Revenue	Cost of revenues	Interest expense	Other expense (income), net	Revenue	Cost of revenues	Interest expense	Other expense (income), net
Total amounts presented in the condensed consolidated statement of operations in which the effects of cash flow hedges are recorded	$1,097,311	$486,945	$31,187	$(9,282)	$1,021,294	$368,356	$28,119	$(7,640)
Gains (losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from accumulated OCI to earnings	$—	$—	$150	$—	$—	$—	$—	$—
Amount of gains (losses) reclassified from accumulated OCI to earnings as a result that a forecasted transaction is no longer probable of occurring	$—	$—	$—	$—	$—	$—	$—	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from accumulated OCI to earnings	$655	$(17)	$—	$158	$(65)	$570	$189	$—
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	$—	$—	$—	$—	$—	$—	$—	$—
Amount excluded from the assessment of effectiveness	$—	$—	$—	$(121)	$—	$—	$—	$(374)
Gains (losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$513	$—	$—	$—	$(7,484)

	Nine months ended March 31,				Nine months ended March 31,
	2019				2018
(In thousands)	Revenue	Cost of revenues	Interest expense	Other income (expense), net	Revenue	Cost of revenues	Interest expense	Other income (expense), net
Total amounts presented in the condensed consolidated statement of operations in which the effects of cash flow hedges are recorded	$3,310,469	$1,276,592	$84,087	$(28,535)	$2,966,697	$1,068,475	$86,067	$(19,847)
Gains (losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from accumulated OCI to earnings	$—	$—	$527	$—	$—	$—	$—	$—
Amount of gains (losses) reclassified from accumulated OCI to earnings as a result that a forecasted transaction is no longer probable of occurring	$—	$—	$—	$—	$—	$—	$—	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from accumulated OCI to earnings	$3,343	$(309)	$—	$158	$1,300	$1,908	$567	$—
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	$80	$(8)	$—	$—	$—	$—	$—	$—
Amount excluded from the assessment of effectiveness	$—	$—	$—	$(208)	$—	$—	$—	$(603)
Gains (losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$576	$—	$—	$—	$(3,808)
The U.S. dollar equivalent of all outstanding notional amounts of foreign currency hedge contracts, with maximum remaining maturities of approximately ten months as of March 31, 2019 and June 30, 2018, were as follows:

(In thousands)	As of March 31, 2019	As of June 30, 2018
Cash flow hedge contracts - foreign currency
Purchase	$66,713	$8,116
Sell	$164,955	$115,032
Other foreign currency hedge contracts
Purchase	$231,765	$130,442
Sell	$289,502	$154,442

The locations and fair value of our derivatives reported in our Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of March 31, 2019	As of June 30, 2018	Balance Sheet Location	As of March 31, 2019	As of June 30, 2018
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Rate lock contracts	Other current assets	$—	$219	Other current liabilities	$—	$5,158
Foreign exchange contracts	Other current assets	1,957	3,259	Other current liabilities	254	312
Total derivatives designated as hedging instruments		1,957	3,478		254	5,470
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	2,289	1,907	Other current liabilities	1,562	1,358
Total derivatives not designated as hedging instruments		2,289	1,907		1,562	1,358
Total derivatives		$4,246	$5,385		$1,816	$6,828
The changes in OCI, before taxes, related to derivatives for the indicated periods were as follows:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2019	2018	2019	2018
Beginning balance	$(5,615)	$6,186	$2,346	$8,126
Amount reclassified to earnings	(946)	(694)	(3,719)	(3,775)
Net change in unrealized gains or losses	(1,379)	(581)	(6,567)	560
Ending balance	$(7,940)	$4,911	$(7,940)	$4,911
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

As of March 31, 2019				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$4,246	$—	$4,246	$(1,209)	$—	$3,037
Derivatives - Liabilities	$(1,816)	$—	$(1,816)	$1,209	$—	$(607)

As of June 30, 2018				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$5,385	$—	$5,385	$(1,888)	$—	$3,497
Derivatives - Liabilities	$(6,828)	$—	$(6,828)	$1,888	$—	$(4,940)

NOTE 16 – RELATED PARTY TRANSACTIONS
During the three and nine months ended March 31, 2019 and 2018, we purchased from, or sold to, several entities, where one or more of our executive officers or members of our Board of Directors, or their immediate family members, were, during the periods presented, an executive officer or a board member of a subsidiary, including Citrix Systems, Inc., Integrated Device Technology, Inc., Keysight Technologies, Inc., MetLife Insurance K.K., NetApp, Inc., and Proofpoint, Inc. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2019	2018	2019	2018
Total revenues	$1,972	$6	$1,985	$463
Total purchases(1)	$354	$594	$2,560	$1,840
__________________

(1)
During the three months ended June 30, 2018, we acquired a product line from Keysight Technologies, Inc. (“Keysight”) and entered into a transition services agreement pursuant to which Keysight provides certain manufacturing services to us. For additional details refer to Note 6, “Business Combinations”. We recorded the manufacturing services fees under the transition services agreement with Keysight within cost of revenues, which was immaterial for the three and nine months ended March 31, 2019.

Our receivable balances from these parties were $1.9 million as of March 31, 2019 and immaterial for June 30, 2018. Our payable balance from these parties was immaterial at March 31, 2019 and June 30, 2018.
NOTE 17 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION
While we operate our business in multiple operating segments, we have only one reportable segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
Our chief operating decision maker, who is our Chief Executive Officer, is in the process of completing an assessment of our reporting structure as of the filing date of this Quarterly Report on Form 10-Q. We are in the process of determining the related impacts to our determination of operating and reportable segments. Accordingly, the disclosures for the three and nine months ending March 31, 2019 reflects the current segment reporting disclosures of our operations with Orbotech presented as a separate component, where noted. We currently expect to complete our assessment of our segment reporting structure within the fourth quarter.
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

The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

	Three months ended March 31,				Nine months ended March 31,
(Dollar amounts in thousands)	2019		2018		2019		2018
Revenues:
Taiwan	$275,507	25%	$156,428	15%	$796,478	24%	$511,778	17%
China	206,164	19%	143,761	14%	816,176	25%	378,560	13%
Korea	196,490	18%	314,062	31%	476,959	14%	858,924	29%
North America	156,824	14%	113,477	11%	409,066	12%	391,769	13%
Japan	146,069	13%	199,066	19%	461,930	14%	500,263	17%
Europe and Israel	76,054	7%	53,043	6%	228,341	7%	218,706	7%
Rest of Asia	40,203	4%	41,457	4%	121,519	4%	106,697	4%
Total	$1,097,311	100%	$1,021,294	100%	$3,310,469	100%	$2,966,697	100%
The following is a summary of revenues by major products and for Orbotech in total for the indicated periods (as a percentage of total revenues):

	Three months ended March 31,				Nine months ended March 31,
(Dollar amounts in thousands)	2019		2018		2019		2018
Revenues:
Wafer Inspection	$334,070	30%	$486,662	48%	$1,312,261	40%	$1,276,666	43%
Patterning	285,815	26%	251,253	25%	884,021	27%	820,471	28%
Global Service and Support(1)	287,116	26%	262,389	26%	855,309	26%	796,692	27%
Orbotech	161,344	15%	—	—%	161,344	5%	—	—%
Other	28,966	3%	20,990	1%	97,534	2%	72,868	2%
Total	$1,097,311	100%	$1,021,294	100%	$3,310,469	100%	$2,966,697	100%
__________________
(1) The Global Service and Support revenues include service revenues as presented in the Condensed Consolidated Statements of Operations as well as certain product revenues, primarily revenues from our K-T Pro business.
In the three months ended March 31, 2019, one customer accounted for approximately 19% of total revenues. In the three months ended March 31, 2018, two customers accounted for approximately 22% and 11% of total revenues. In the nine months ended March 31, 2019, two customers accounted for approximately 15% and 11% of total revenues. In the nine months ended March 31, 2018, one customer accounted for approximately 22% of total revenues. One and three customers on an individual basis accounted for greater than 10% of net accounts receivables as of March 31, 2019 and June 30, 2018, respectively.
Long-lived assets by geographic region as of the dates indicated below were as follows:

(In thousands)	As of March 31, 2019	As of June 30, 2018
Long-lived assets:
United States	$222,444	$187,352
Singapore	49,764	47,009
Israel	65,113	26,980
Europe	57,096	12,924
Rest of Asia	17,435	12,041
Total	$411,852	$286,306
NOTE 18 – SUBSEQUENT EVENTS
On May 3, 2019, we announced that our Board of Directors had declared a quarterly cash dividend of $0.75 per share to be paid on June 4, 2019 to stockholders of record as of the close of business on May 15, 2019.

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
Through the acquisition of Orbotech, Ltd. (“Orbotech”), we have expended our reach in the electronics value chain to include technologically advanced, yield-enhancing and process-enabling solutions to address various manufacturing stages of Printed Circuit Boards (“PCB”), Flat Panel Displays (“FPD”), Specialty Semiconductor Devices (“SD”) and other electronic components. The products include Automated Optical Inspection (“AOI”), Automated Optical Shaping (“AOS”), Direct Imaging (“DI”), additive printing, laser drilling, laser plotters, Computer aided manufacturing (“CAM”) and engineering solutions for PCB and additional adjacent electronics component manufacturing, as well as AOI, test, repair and process monitoring systems for FPD manufacturing and vacuum process tools for etch, Physical Vapor Deposition (“PVD”), Molecular Vapor Deposition (“MVD”) and Chemical Vapor Deposition (“CVD”) solutions for SD manufacturing.
In our newly acquired Orbotech business, consumer end markets have been experiencing a fundamental shift in technology complexity, driven primarily by the proliferation of high-end mobile devices and automotive devices, as well as by the demand for large area FPDs such as large-size LCD televisions and OLED displays. The shift towards 5G connectivity and the fast-paced growth of the Internet of Things (“IoT”) services is expected to continue to further accelerate this shift as more devices become connected and dependent upon other electronic devices.
As a supplier to the global semiconductor, semiconductor-related and electronics industries, our customer base continues to become more highly concentrated over time, thereby increasing the potential impact of a sudden change in capital spending by a major customer on our revenues and profitability. As our customer base becomes increasingly more concentrated, large orders from a relatively limited number of customers account for a substantial portion of our sales, which potentially exposes us to more volatility for revenues and earnings. In the global semiconductor and electronics related industries, China is emerging as a major region for manufacturing of logic and memory chips, adding to its role as the world’s largest consumer of ICs. Additionally, a significant portion of global FPD and PCB manufacturing has migrated to China. Government initiatives are propelling China to expand its domestic manufacturing capacity and attracting semiconductor manufacturers from Taiwan, Korea, Japan and the US. China is currently seen as an important long-term growth region for the semiconductor and electronics capital equipment sector. We are also subject to the cyclical capital spending that has historically characterized the semiconductor, semiconductor-related and electronics industries. The timing, length, intensity and volatility of the capacity-oriented capital spending cycles of our customers are unpredictable.
The semiconductor and electronics industries have also been characterized by constant technological innovation. Currently, there are multiple drivers for growth in the industry with increased demand for chips providing computation power and connectivity for Artificial Intelligence (“AI”) applications and support for mobile devices at the leading edge of foundry and logic chip manufacturing. Qualification of early extreme ultraviolet (“EUV”) lithography processes and equipment is driving growth at leading logic/foundry and dynamic random-access memory (“DRAM”) manufacturers. Expansion of IoT together with increasing acceptance of advanced driver assistance systems (“ADAS”) in anticipation of the introduction of autonomous cars have begun to accelerate legacy-node technology conversions and capacity expansions. Intertwined in these areas, spurred by data storage and connectivity needs, is the growth in demand for memory chips. On the other hand, higher design costs for the most advanced ICs could economically constrain leading-edge manufacturing technology customers to focus their resources on only the large technologically advanced products and applications. We believe that, over the long term, our customers will continue to invest in advanced technologies and new materials to enable smaller design rules and higher density applications that fuel demand for process control equipment, although the growth for such equipment may be adversely impacted by higher design costs for advanced ICs, reuse of installed products, and delays in production ramps by our customers in response to higher costs and technical challenges at more advanced technology nodes.
Additionally, current trends in smart mobile devices, 5G connectivity, automotive electronics, smart vehicles, flexible displays, AR/VR and wearable devices, high-performance computing, large size televisions and the IoT are expected to drive the need for production, inspection, test and repair solutions that are able to address the cutting-edge technology embedded in these types of electronic products.

The demand for our products and our revenue levels are driven by our customers’ needs to solve the process challenges that they face as they adopt new technologies required to fabricate advanced ICs that are incorporated into sophisticated mobile devices. Our customers continuously seek to increase yields and enhance the efficiency of their manufacturing processes, including by improving their manufacturing, inspection, testing and repair capabilities.
Our view of the current wafer fab equipment demand climate is aligned with consensus industry analyst expectations for the calendar year 2019, which reflects a decline in capital equipment spending by memory customers. In contrast to the memory business, capital equipment spending by foundry and logic customers at the leading edge has begun to ramp, and the momentum is expected to continue in calendar year 2019. We have already seen our mix of business begin to shift toward increased purchases by logic and foundry customers as a percentage of total sales, and we expect spending from these customers to continue to remain strong. Because of a more diversified semiconductor device-end demand, and disciplined capacity planning by wafer fab equipment customers, we believe the long-term growth dynamics for the industry remain strong. While manufacturers of PCBs, FPDs, SDs and other electronic components create different products for diverse end-markets, they share similar production challenges in an increasingly competitive environment.
The following table sets forth some of our key quarterly unaudited financial information(1):

(In thousands, except net income (loss) per share)	Three months ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Total revenues	$1,097,311	$1,119,898	$1,093,260	$1,070,004	$1,021,294	$975,822	$969,581
Gross margin	$610,366	$711,638	$711,873	$692,438	$652,938	$628,820	$616,464
Net income (loss) attributable to KLA-Tencor(2)	$192,728	$369,100	$395,944	$348,767	$306,881	$(134,319)	$280,936
Diluted net income (loss) per share attributable to KLA-Tencor(3)	$1.23	$2.42	$2.54	$2.22	$1.95	$(0.86)	$1.78
__________________

(1)
On July 1, 2018, we adopted ASC 606 using the modified retrospective transition approach. Results for reporting periods beginning after June 30, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the previous revenue guidance in ASC 605.

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

Acquisition of Orbotech, Ltd.
On February 20, 2019, we completed the acquisition of Orbotech, Ltd. (“Orbotech”) for total consideration of approximately $3.26 billion. Orbotech’s core business enables electronic device manufacturers to inspect, test and measure printed circuit boards and flat panel displays to verify their quality; pattern electronic circuitry on substrate and perform three-dimensional shaping of metalized circuits on multiple surfaces; and utilize advanced vacuum deposition and etching process in semiconductor device and semiconductor manufacturing and to perform laser drilling of electronic substrates. For additional details on the financial statement impacts of the Orbotech acquisition, refer to Note 6 “Business Combinations” to the condensed consolidated financial statements.
In addition, our Board of Directors has authorized a share repurchase of up to $2.00 billion of our common stock, reflecting an increase from $1.00 billion upon the close of the Orbotech Acquisition. We raised approximately $1.20 billion in new long-term debt financing to partially refinance our existing debt, to repurchase shares and for general corporate purposes. For additional details, refer to Note 8, “Debt”, and Note 10, “Stock Repurchase Program” to the condensed consolidated financial statements.
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
RESULTS OF OPERATIONS
On July 1, 2018, we adopted ASC 606 using the modified retrospective transition approach. Results for reporting periods beginning after June 30, 2018 are presented under ASC 606, while prior period amounts are presented under legacy guidance. For additional details, refer to Note 2 “Revenue” to the condensed consolidated financial statements.
Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	March 31, 2019	December 31, 2018	March 31, 2018	Q3 FY19 vs. Q2 FY19		Q3 FY19 vs. Q3 FY18
Revenues:
Product	$793,224	$852,201	$797,797	$(58,977)	(7)%	$(4,573)	(1)%
Service	304,087	267,697	223,497	36,390	14%	80,590	36%
Total revenues	$1,097,311	$1,119,898	$1,021,294	$(22,587)	(2)%	$76,017	7%
Costs of revenues	$486,945	408,260	$368,356	$78,685	19%	$118,589	32%
Gross margin percentage	56%	64%	64%

	Nine months ended
(Dollar amounts in thousands)	March 31, 2019	March 31, 2018	Q3 FY19 YTD vs. Q3 FY18 YTD
Revenues:
Product	$2,474,652	$2,320,171	$154,481	7%
Service	835,817	646,526	189,291	29%
Total revenues	$3,310,469	$2,966,697	$343,772	12%
Costs of revenues	$1,276,592	$1,068,475	$208,117	19%
Gross margin percentage	61%	64%

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
Product revenue decreased during the three months ended March 31, 2019 compared to the three months ended December 31, 2018 and March 31, 2018, primarily due to lower product shipments to customers in the memory business, partially offset by $125.8 million in product revenue from our newly acquired Orbotech business.

Product revenues increased during the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018, primarily due to a strong demand from our customers in the wafer inspection business, $125.8 million in product revenue from our newly acquired Orbotech business, and a favorable impact from the adoption of ASC 606 due to our assessment of timing of transfer of control, partially offset by a lower products shipments to customers in the memory business.
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
Service revenues increased during the each of comparative periods presented, primarily due to the impact of adoption of ASC 606 whereby revenue from the standard warranty represents a separate performance obligation and included in our services revenue, and an increase of $35.5 million in service revenue from our newly acquired Orbotech business.
Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

	Three months ended
(Dollar amounts in thousands)	March 31, 2019		December 31, 2018		March 31, 2018
Taiwan	$275,507	25%	$266,534	24%	$156,428	15%
China	206,164	19%	269,878	24%	143,761	14%
Korea	196,490	18%	126,968	11%	314,062	31%
North America	156,824	14%	150,113	13%	113,477	11%
Japan	146,069	13%	180,283	16%	199,066	19%
Europe and Israel	76,054	7%	80,618	7%	53,043	6%
Rest of Asia	40,203	4%	45,504	5%	41,457	4%
Total	$1,097,311	100%	$1,119,898	100%	$1,021,294	100%
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
The following table summarizes the major factors that contributed to the changes in gross margin percentage:

	Gross Margin Percentage		Gross Margin Percentage
	Three months ended		Three months ended	Nine months ended
December 31, 2018	63.5%	March 31, 2018	63.9%	64.0%
Revenue volume of products and services	(1.9)%	Revenue volume of products and services	(2.5)%	(0.8)%
Mix of products and services sold	0.2%	Mix of products and services sold	0.6%	1.3%
Manufacturing labor, overhead and efficiencies	(2.2)%	Manufacturing labor, overhead and efficiencies	(2.3)%	(1.0)%
Other service and manufacturing costs	0.2%	Other service and manufacturing costs	0.1%	(0.5)%
Impact from acquisition of Orbotech	(4.2)%	Impact from acquisition of Orbotech	(4.2)%	(1.6)%
March 31, 2019	55.6%	March 31, 2019	55.6%	61.4%

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
Our gross margin during the three months ended March 31, 2019 decreased compared to the three months ended December 31, 2018 and March 31, 2018, primarily due to a lower revenue volume of products and services and an increase in service and manufacturing costs, partially offset by a favorable mix of products and services sold, as well as the acquisition of Orbotech which historically had lower product gross margins.
Our gross margin during the nine months ended March 31, 2019 decreased compared to the nine months ended March 31, 2018, primarily due to an increase in service and manufacturing costs, a lower revenue volume of products and services, partially offset by a favorable mix of products and services sold, as well as the acquisition of Orbotech which historically had lower product gross margins.

Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	March 31, 2019	December 31, 2018	March 31, 2018	Q3 FY19 vs. Q2 FY19		Q3 FY19 vs. Q3 FY18
R&D expenses	184,887	165,903	153,239	$18,984	11%	$31,648	21%
R&D expenses as a percentage of total revenues	17%	15%	15%

(Dollar amounts in thousands)	Nine months ended
	March 31, 2019	March 31, 2018	Q3 FY19 YTD vs. Q3 FY18 YTD
R&D expenses	$504,320	$456,626	$47,694	10%
R&D expenses as a percentage of total revenues	15%	15%
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
R&D expenses during the three months ended March 31, 2019 increased compared to the three months ended December 31, 2018, primarily due to an increase in employee-related expenses of $10.1 million as a result of additional engineering headcount and higher variable compensation, and $19.2 million expenses from the Orbotech business, partially offset by a decrease in engineering materials and supplies expenses of $9.5 million.
R&D expenses during the three months ended March 31, 2019 increased compared to the three months ended March 31, 2018, primarily due to an increase in employee-related expenses of $9.0 million as a result of additional engineering headcount and higher variable compensation, an increase in engineering materials and supplies expenses of $1.5 million, an increase in depreciation expense of $1.4 million, and $19.2 million expenses from the Orbotech business.

R&D expenses during the nine months ended March 31, 2019 increased compared to the nine months ended March 31, 2018, primarily due to an increase in employee-related expenses of $22.5 million as a result of additional engineering headcount and higher variable compensation, an increase in depreciation expenses of $4.6 million, an increase in engineering materials and supplies expenses of $2.5 million, and $19.2 million expenses from the Orbotech business.

Selling, General and Administrative (“SG&A”)

	Three months ended
(Dollar amounts in thousands)	March 31, 2019	December 31, 2018	March 31, 2018	Q3 FY19 vs. Q2 FY19		Q3 FY19 vs. Q3 FY18
SG&A expenses	182,184	112,462	113,237	$69,722	62%	$68,947	61%
SG&A expenses as a percentage of total revenues	17%	10%	11%

	Nine months ended
(Dollar amounts in thousands)	March 31, 2019	March 31, 2018	Q3 FY19 YTD vs. Q3 FY18 YTD
SG&A expenses	$409,084	$325,934	$83,150	26%
SG&A expenses as a percentage of total revenues	12%	11%
SG&A expenses during the three months ended March 31, 2019 increased compared to the three months ended December 31, 2018, primarily due to an increase in employee-related expenses of $8.4 million as a result of additional headcount, higher employee benefit costs and higher variable compensation, an increase in acquisition-related expenses of $18.1 million pertaining primarily to the Orbotech acquisition, $33.2 million expenses from the Orbotech business including $8.8 million of amortization expense for purchased intangible assets, and $10.9 million of stock-based compensation expense acceleration for certain equity awards for Orbotech employees.
SG&A expenses during the three months ended March 31, 2019 increased compared to the three months ended March 31, 2018, primarily due to an increase in employee-related expenses of $8.4 million as a result of additional headcount, higher employee benefit costs and higher variable compensation, an increase in acquisition-related expenses of $14.9 million pertaining primarily to the Orbotech acquisition, $33.2 million expenses from the Orbotech business including $8.8 million of amortization expense for purchased intangible assets, and $10.9 million of stock-based compensation expense acceleration for certain equity awards for Orbotech employees.
SG&A expenses during the nine months ended March 31, 2019 increased compared to the nine months ended March 31, 2018, primarily due to an increase in employee-related expenses of $14.6 million as a result of additional headcount, higher employee benefit costs and higher variable compensation, an increase in acquisition-related expenses of $22.0 million, $33.2 million expenses from the Orbotech business including $8.8 million of amortization expense for purchased intangible assets, and $10.9 million of stock-based compensation expense acceleration for certain equity awards for Orbotech employees.

Interest Expense and Other Expense (Income), Net

(Dollar amounts in thousands)	Three months ended
	March 31, 2019	December 31, 2018	March 31, 2018
Interest expense	$31,187	26,538	28,119
Other expense (income), net	$(9,282)	(9,228)	(7,640)
Interest expense as a percentage of total revenues	3%	2%	3%
Other expense (income), net as a percentage of total revenues	1%	1%	1%

(Dollar amounts in thousands)	Nine months ended
	March 31, 2019	March 31, 2018
Interest expense	$84,087	$86,067
Other expense (income), net	$(28,535)	$(19,847)
Interest expense as a percentage of total revenues	3%	3%
Other expense (income), net as a percentage of total revenues	1%	1%
Interest expense during the three months ended March 31, 2019 increased compared to the three months ended December 31, 2018, and December 31, 2017, primarily due to interest on the $1.20 billion Senior Notes issued in March 2019. The decrease in interest expense during the nine months ended March 31, 2019 compared the nine months ended March 31, 2018 was primarily due to lower outstanding debt during the majority of the 2019 period.
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
The change in other expense (income), net during the three months ended March 31, 2019 compared to the three months ended December 31, 2018 was primarily due to a decrease in interest accruals related to uncertain tax positions of $1.3 million partially offset by an increase in interest income of $1.2 million.
The increase in other expense (income), net during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due lower net foreign currency loss of $1.8 million.
The increase in other expense (income), net during the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018 was primarily due to an increase in interest income of $7.1 million and a higher net foreign currency gain of $3.3 million.
Provision for Income Taxes
The following table provides details of income taxes:

	Three months ended March 31,		Nine months ended March 31,
(Dollar amounts in thousands)	2019	2018	2019	2018
Income before income taxes	$221,390	$365,983	$1,064,921	$1,049,442
Provision for income taxes	$28,745	$59,102	$107,232	$595,944
Effective tax rate	13.0%	16.1%	10.1%	56.8%

Tax expense was lower as a percentage of income before taxes during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 primarily due to the impact of the following items:

•	Tax expense decreased by $4.1 million during the three months ended March 31, 2019 relating to a non-taxable increase in the value of the assets held within our Executive Deferred Savings Plan;

•	Tax expense decreased by $7.7 million during the three months ended March 31, 2019 relating to the reduction of the U.S. federal tax rate from 28.1% to 21% for the fiscal year ending June 30, 2019;

•
Tax expense decreased by $4.1 million during the three months ended March 31, 2019 relating to an increase in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate;

•	Tax expense decreased by $9.7 million during the three months ended March 31, 2019 relating to the Foreign-Derived Intangible Income deduction; partially offset by

•	Tax expense increased by $7.8 million during the three months ended March 31, 2019 relating to the Global Intangible Low-Taxed Income (“GILTI”); and

•	Tax expense increased by $10.0 million during the three months ended March 31, 2019 relating to the Orbotech acquisition.
Tax expense was lower as a percentage of income before taxes during the nine months ended March 31, 2019 compared to the nine months ended March 31, 2018 primarily due to the impact of the following items:

•	Tax expense increased by $446.1 million during the nine months ended March 31, 2018 due to enactment of the Tax Cuts and Jobs Act (“the Act”) on December 22, 2017;

•
Tax expense decreased by $18.7 million during the nine months ended March 31, 2019 relating to an increase in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate during the nine months ended March 31, 2019;

•	Tax expense decreased by $34.7 million during the nine months ended March 31, 2019 relating to the reduction of the U.S. federal tax rate from 28.1% to 21% for the fiscal year ending June 30, 2019;

•	Tax expense decreased by $43.7 million during the nine months ended March 31, 2019 relating to the Foreign-Derived Intangible Income deduction; partially offset by

•	Tax expense increased by $35.3 million during the nine months ended March 31, 2019 relating to the GILTI; and

•	Tax expense increased by $10.0 million during the nine months ended March 31, 2019 relating to the Orbotech acquisition.
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
In May 2017, Orbotech received an assessment from the ITA with respect to its fiscal years 2012 through 2014 (the “Assessment”, and the “Audit Period”, respectively), for an aggregate amount of tax against the Company, after offsetting all NOLs for tax purposes available through the end of 2014, of approximately NIS 218 million (approximately $65 million as of March 31, 2019), which amount includes related interest and linkage differentials to the Israeli consumer price index (as of date of the Assessment). The Company believes its recorded unrecognized tax benefits are sufficient to cover the resolution of the Assessment.

On August 31, 2018, Orbotech filed an objection in respect of the tax assessment (the “Objection”). Orbotech is now in the process of the second stage, in which the claims raised by it in the Objection are examined by different personnel at the ITA. In addition, the ITA can examine additional items and may assess additional amounts in the second stage. The second stage must be completed within one year of when the Objection was filed.

LIQUIDITY AND CAPITAL RESOURCES

(Dollar amounts in thousands)	As of March 31, 2019	As of June 30, 2018
Cash and cash equivalents	$1,092,163	$1,404,382
Marketable securities	805,105	1,475,936
Total cash, cash equivalents and marketable securities	$1,897,268	$2,880,318
Percentage of total assets	21%	51%

	Nine months ended March 31,
(In thousands)	2019	2018
Cash flows:
Net cash provided by operating activities	$827,171	$855,607
Net cash (used in) provided by investing activities	(1,211,421)	164,843
Net cash provided by (used in) financing activities	72,141	(928,717)
Effect of exchange rate changes on cash and cash equivalents	(110)	10,898
Net (decrease) increase in cash and cash equivalents	$(312,219)	$102,631
Cash and Cash Equivalents and Marketable Securities:
As of March 31, 2019, our cash, cash equivalents and marketable securities totaled $1.90 billion, which represents a decrease of $983.1 million from June 30, 2018. The decrease is mainly due to $1.82 billion paid to fund Orbotech and other business acquisitions, stock repurchases of $750.2 million, and cash used for payment of dividends and dividend equivalents of $350.9 million, partially offset by the net proceeds of our 2019 Senior Notes of $1.19 billion and our cash generated from operations and net proceeds from marketable securities transactions.
As of March 31, 2019, $554.1 million of our $1.90 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to indefinitely reinvest $392.4 million of the cash, cash equivalents and marketable securities held by our foreign subsidiaries. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay state and foreign taxes of approximately 1%-22% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued state and foreign tax on the remaining cash of $161.6 million of the $554.1 million held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Quarterly Cash Dividends and Special Cash Dividend:
During the three months ended March 31, 2019, our Board of Directors declared a regular quarterly cash dividend of $0.75 per share on our outstanding common stock, which was paid on March 1, 2019 to our stockholders of record as of the close of business on February 15, 2019. During the same period in fiscal year 2018, our Board of Directors declared and paid a regular quarterly cash dividend of $0.59 per share on our outstanding common stock. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended March 31, 2019 and 2018 was $113.6 million and $92.1 million, respectively. The total amount of regular quarterly cash dividends and dividend equivalents paid during the nine months ended March 31, 2019 and 2018 was $348.0 million and $278.8 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested restricted stock units (RSUs) with dividend equivalent rights as of March 31, 2019 and June 30, 2018 was $6.5 million and $6.7 million, respectively. These amounts will be paid upon vesting of the underlying unvested RSU as described in Note 9, “Equity, Long-term Incentive Compensation Plans and Non-Controlling Interest” to the condensed consolidated financial statements.

On November 19, 2014, our Board of Directors declared a special cash dividend of $16.50 per share on our outstanding common stock. The declaration and payment of the special cash dividend was part of our leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 8 “Debt” to the condensed consolidated financial statements that was completed during the three months ended December 31, 2014. The total amount of the special cash dividend accrued by us at the declaration date was substantially paid out during the three months ended December 31, 2014, except for the aggregate special cash dividend of $43.0 million that was accrued for the unvested RSUs and to be paid when such underlying unvested RSUs vest. During the second quarter of fiscal 2019, all of the special cash dividends accrued with respect to outstanding RSUs were vested and paid in full. During the nine months ended March 31, 2019 and 2018, the total special cash dividends paid with respect to vested RSUs were $2.9 million and $6.3 million, respectively. Other than the special cash dividend declared during the three months ended December 31, 2014, we historically have not declared any special cash dividends. For details of the special cash dividend, refer to Note 8 “Equity and Long-Term Incentive Compensation Plans,” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.
Stock Repurchases:
The shares repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the nine months ended March 31, 2019 and 2018. The stock repurchase program is intended, in part, to offset shares issued in connection with the purchases under our ESPP program and the vesting of employee restricted stock units.
Cash Flows from Operating Activities:
We have historically financed our liquidity requirements through cash generated from our operations. Net cash provided by operating activities during the nine months ended March 31, 2019 decreased by $28.4 million compared to the nine months ended March 31, 2018 primarily as a result of the following factors:

•	An increase in accounts payable payments of approximately $94.0 million;

•	An increase in payments for employee-related expenses of approximately $22.0 million;

•	An increase in payments for merger and acquisition related expenses, mostly related to the Orbotech acquisition of approximately $55.0 million.
These trends were partially offset by:

◦	An increase in collections of approximately $55.0 million mainly driven by higher shipments;

◦	An increase in interest income of approximately $5.0 million mainly driven by higher interest rates;

◦	A decrease in income tax payments of approximately $62.0 million;

◦	A decrease in cash-long term incentives of approximately $11.0 million;

◦	A decrease in debt interest payments of approximately $5.0 million; and

◦	A decrease in net other tax payments of approximately $3.0 million.
Cash Flows from Investing Activities:
Net cash used by investing activities during the nine months ended March 31, 2019 was $1.21 billion compared to cash provided by investing activities of $164.8 million during the nine months ended March 31, 2018. This change was mainly due to $1.82 billion paid to fund Orbotech and other acquisitions, partially offset by cash received from sale and maturity of marketable securities of $679.9 million during the nine months ended March 31, 2019, compared to $215.9 million during the nine months ended March 31, 2018.
Cash Flows from Financing Activities:
Net cash provided by financing activities during the nine months ended March 31, 2019 was $72.1 million compared to cash used by financing activities of $928.7 million during the nine months ended March 31, 2018. This change was mainly impacted by net proceeds from the issuance of Senior Notes in March 2019 of $1.19 billion and lower net payments of the revolving credit facility, partially offset by

◦	An increase in common stock repurchases of $585.1 million;

◦	An increase in dividend and dividend equivalent payments of $65.9 million due to an increase in our quarterly dividend from $0.59 to $0.75 per share; and

Senior Notes:
In March 2019 and November 2014, we issued $1.20 billion and $2.50 billion, respectively (each a “2019 Senior Notes”, a “2014 Senior Notes”, and collectively the “Senior Notes”), aggregate principal amount of senior, unsecured long-term notes.
The interest rate specified for each series of the 2014 Senior Notes will be subject to adjustments from time to time if Moody’s Investor Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“S&P”) or, under certain circumstances, a substitute rating agency selected by us as a replacement for Moody’s or S&P, as the case may be (a “Substitute Rating Agency”), downgrades (or subsequently upgrades) its rating assigned to the respective series of the 2014 Senior Notes such that the adjusted rating is below investment grade. Unlike the 2014 Senior Notes, the interest rate for each series of the 2019 Senior Notes will not be subject to such adjustments. During the three months ended June 30, 2018, we entered into a series of forward contracts (the “2018 Rate Lock Agreements”) to lock the benchmark interest rate with notional amount of $500.0 million in aggregate. For additional details, refer to Note 15, “Derivative Instruments and Hedging Activities.” In October 2014, we entered into a series of forward contracts to lock the 10-year treasury rate (“benchmark rate”) on a portion of the 2014 Senior Notes with a notional amount of $1.00 billion in aggregate. For additional details, refer to Note 15, “Derivative Instruments and Hedging Activities” of this report, and Note 8 “Debt” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.
The original discounts on the 2019 Senior Notes and the 2014 Senior Notes amounted to $6.7 million and $4.0 million, respectively, and are being amortized over the life of the debt. Interest is payable semi-annually on May 1 and November 1 of each year for the 2014 Senior Notes and semi-annually on March 15 and September 15 of each year for the 2019 Senior Notes. The indenture for the Senior Notes (the “Indenture”) includes covenants that limit our ability to grant liens on our facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted.
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
As of March 31, 2019, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility:
In November 2017, we entered into a Credit Agreement (the “Credit Agreement”) providing for a $750.0 million five-year unsecured Revolving Credit Facility (the “Revolving Credit Facility”), which replaced our prior Credit Facility. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased in an amount up to $250.0 million in the aggregate. In November 2018, we entered into an Incremental Facility, Extension and Amendment Agreement (the “Amendment”), which amends the Credit Agreement to (a) extend the Maturity Date (the “Maturity Date”) from November 30, 2022 to November 30, 2023, (b) increase the total commitment by $250.0 million and (c) effect certain other amendments to the Credit Agreement as set forth in the Amendment. After giving effect to the Amendment, the total commitments under the Credit Agreement are $1.00 billion. During the third quarter of the fiscal year ending June 30, 2019, we made borrowings of $900.0 million from the Revolving Credit Facility as part of the funding for the Orbotech Acquisition, which were paid in full in the same quarter. As of March 31, 2019, we had no outstanding borrowings under the Revolving Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the Maturity Date, at which time such Revolving Credit Facility will terminate, and all outstanding loans under such facility, together with all accrued and unpaid interest, must be repaid. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility will bear interest, at our option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to 175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to our credit rating. As of March 31, 2019, we pay an annual commitment fee of 12.5 bps on the daily undrawn balance of the Revolving Credit Facility.

The Revolving Credit Facility requires us to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, we are required to maintain the maximum leverage ratio as described in the Credit Agreement, on a quarterly basis of 3.00 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of March 31, 2019, we elected to increase the maximum allowed leverage ratio to 4.00 to 1.00 following the Orbotech Acquisition.
We were in compliance with all covenants under the Credit Agreement as of March 31, 2019 (the interest expense coverage ratio was 16.07 to 1.00 and the leverage ratio was 1.71 to 1.00). Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2019.
Contractual Obligations:
The following is a schedule summarizing our significant obligations to make future payments under contractual cash obligations as of March 31, 2019:

	Fiscal year ending June 30,
(In thousands)	Total	2019 (2)	2020	2021	2022	2023	2024 and thereafter	Other
Debt obligations(1)	$3,450,000	$—	$250,000	$—	$500,000	$—	$2,700,000	$—
Interest payment associated with all debt obligations(3)	1,578,428	50,972	152,925	146,942	136,630	126,317	964,642	—
Purchase commitments(4)	603,347	419,998	181,176	912	807	197	257	—
Income taxes payable(5)	136,587	—	—	—	—	—	—	136,587
Operating leases	87,268	7,360	26,427	18,394	12,845	7,668	14,574	—
Cash long-term incentive program(6)	130,141	24,804	49,511	39,736	16,080	10	—	—
Pension obligations(7)	25,092	371	1,668	1,481	2,194	1,945	17,433	—
Executive Deferred Savings Plan(8)	204,349	—	—	—	—	—	—	204,349
Transition tax payable(9)	300,643	26,143	26,143	26,143	26,143	49,018	147,053	—
Liability for employee rights upon retirement(10)	56,179	—	—	—	—	—	—	56,179
Other(11)	6,494	532	3,458	1,381	883	240	—	—
Total obligations	$6,578,528	$530,180	$691,308	$234,989	$695,582	$185,395	$3,843,959	$397,115
__________________

(1)	Represents $3.45 billion aggregate principal amount of Senior Notes due from fiscal year 2020 to fiscal year 2035.

(2)	For the remaining three months of fiscal year 2019.

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

(6)	Represents the amount committed under our cash long-term incentive program. The expected payment after estimated forfeitures is approximately $106.0 million.

(7)
Represents an estimate of expected benefit payments up to fiscal year 2028 that was actuarially determined and excludes the minimum cash required to contribute to the plan. As of March 31, 2019, our defined benefit pension plans do not have material required minimum cash contribution obligations.

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

(10)	Represents severance payments due upon dismissal of an employee or upon termination of employment in certain other circumstances as required under Israeli law.

(11)
Represents amounts committed for accrued dividends payable for quarterly cash dividends for unvested restricted stock units granted with dividend equivalent rights. For additional details, refer to Note 9, “Equity, Long-term Incentive Compensation Plans and Non-Controlling Interest,” to the condensed consolidated financial statements.

We have adopted a cash-based long-term incentive (“Cash LTI”) program for many of our employees as part of our employee compensation program. Cash LTI awards issued to employees under the Cash Long-Term Incentive Plan (“Cash LTI Plan”) generally vest in three or four equal installments. For additional details, refer to Note 9, “Equity, Long-term Incentive Compensation Plans and Non-Controlling Interest,” to the condensed consolidated financial statements.
We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, we periodically sell certain letters of credit (“LCs”), without recourse, received from customers in payment for goods and services.
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three months ended March 31,		Nine months ended March 31,
(In thousands)	2019	2018	2018	2017
Receivables sold under factoring agreements	$48,243	$69,390	$149,597	$148,523
Proceeds from sales of LCs	$40,303	$—	$59,534	$5,571
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $45.1 million, of which $38.7 million had been issued as of March 31, 2019, primarily to fund guarantees to customs authorities for VAT and other operating requirements of our subsidiaries in Europe, Israel, and Asia.
Working Capital:
Working capital was $2.74 billion as of March 31, 2019, which is a decrease of $593.0 million compared to our working capital of $3.33 billion as of June 30, 2018. As of March 31, 2019, our principal sources of liquidity consisted of $1.90 billion of cash, cash equivalents and marketable securities. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions, and other factors such as uncertainty in the global and regional economies and the semiconductor equipment industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and our $1.00 billion Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.
Our credit ratings as of March 31, 2019 are summarized below:

Rating Agency	Rating
Fitch	BBB+
Moody’s	Baa1
Standard & Poor’s	BBB

Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, material acquisitions and changes in our business strategy.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial position, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 14 “Commitments and contingencies” to the condensed consolidated financial statements for information related to indemnification obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analysis performed on our financial position as of March 31, 2019. Actual results may differ materially.
As of March 31, 2019, we had an investment portfolio of fixed income securities of $0.81 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of March 31, 2019, the fair value of the portfolio would have declined by $5.1 million.
In March 2019 and November 2014, we issued $1.20 billion and $2.50 billion, respectively, (each, a “2019 Senior Notes”, a “2014 Senior Notes”, and collectively the “Senior Notes”) aggregate principal amount of fixed rate senior, unsecured long-term notes. The fair market value of long-term fixed interest rate notes are subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as interest rates fall and decrease as interest rates rise. As of March 31, 2019, the fair value and the book value of our Senior Notes were $3.61 billion and $3.45 billion, respectively, due in various fiscal years ranging from 2020 to 2049. Additionally, the interest expense for the 2014 Senior Notes is subject to interest rate adjustments following a downgrade of our credit ratings below investment grade by the credit rating agencies. Following a rating change below investment grade, the stated interest rate for each series of the 2014 Senior Notes may increase between 25 bps to 100 bps based on the adjusted credit rating. Refer to Note 8, “Debt,” to the condensed consolidated financial statements in Part I, Item 1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2 for additional details. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, and changes in our business strategy. As of March 31, 2019, if our credit rating was downgraded below investment grade by Moody’s and S&P, the maximum potential increase to our annual interest expense on the 2014 Senior Notes, considering a 200 bps increase to the stated interest rate for each series of our 2014 Senior Notes, is estimated to be approximately $42.9 million. Unlike the 2014 Senior Notes, the interest rate for each series of the 2019 Senior Notes is not be subject to such adjustments.

In November 2017, we entered into a Credit Agreement (the “Credit Agreement”) for a $750.0 million five-year unsecured Revolving Credit Facility (the “Revolving Credit Facility”), which replaced our prior Credit Agreement. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased in an amount up to $250.0 million in the aggregate. In November 2018, we entered into an Incremental Facility, Extension and Amendment Agreement (the “Amendment”), which amends the Credit Agreement to (a) extend the Maturity Date (the “Maturity Date”) from November 30, 2022 to November 30, 2023, (b) increase the total commitment by $250.0 million and (c) effect certain other amendments to the Credit Agreement as set forth in the Amendment. After giving effect to the Amendment, the total commitments under the Credit Agreement are $1.00 billion. As of March 31, 2019, we do not have any outstanding floating rate debts that are subject to an increase in interest rates. We are obligated to pay an annual commitment fee of 12.5 bps on the daily undrawn balance of the Revolving Credit Facility which is subject to an adjustment in conjunction with our credit rating downgrades or upgrades. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the Revolving Credit Facility, depending upon the then effective credit rating. As of March 31, 2019, if our credit ratings were downgraded to be below investment grade, the maximum potential increase to our annual commitment fee for the Revolving Credit Facility, using the highest range of the ranges discussed above, is estimated to be approximately $0.8 million.

See Note 5, “Marketable Securities,” to the condensed consolidated financial statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio that we held as of March 31, 2019.
As of March 31, 2019, we had net forward and option contracts to sell $156.0 million in foreign currency in order to hedge certain currency exposures (see Note 15, “Derivative Instruments and Hedging Activities,” to the condensed consolidated financial statements for additional details). If we had entered into these contracts on March 31, 2019, the U.S. dollar equivalent would have been $153.5 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $43.2 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our results of operations or cash flows.

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
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2019, we made changes to our internal controls over financial reporting due to the acquisition of Orbotech. These changes include enhancements to our internal controls over business combinations and additional controls over the completeness and accuracy of financial statement consolidation.
Management intends to exclude Orbotech from its assessment of the Company’s internal control over financial reporting for fiscal 2019. This exclusion is consistent with guidance issued by the SEC that an assessment of a recently acquired business may be omitted from Management’s report on internal control over financial reporting in the fiscal year of acquisition.
Subject to the foregoing, there were no other material changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The industries that we serve, including the semiconductor, flat panel display and printed circuit board industries, are constantly developing and changing over time. Many of the risks associated with operating in these industries are comparable to the risks faced by all technology companies, such as the uncertainty of future growth rates in the industries that we serve, pricing trends in the end-markets for consumer electronics and other products (which place a growing emphasis on our customers’ cost of ownership), changes in our customers’ capital spending patterns and, in general, an environment of constant change and development, including decreasing product and component dimensions; use of new materials; and increasingly complex device structures, applications and process steps. If we fail to appropriately adjust our cost structure and operations to adapt to any of these trends, or, with respect to technological advances, if we do not timely develop new technologies and products that successfully anticipate and address these changes, we could experience a material adverse effect on our business, financial condition and operating results.
In addition, we face a number of risks specific to ongoing changes in the semiconductor industry, as a significant majority of our sales are our process control and yield management products sold to semiconductor manufacturers. Some of the trends that our management monitors in operating our business include the following:

•
the potential for reversal of the long-term historical trend of declining cost per transistor with each new generation of technological advancement within the semiconductor industry, and the adverse impact that such reversal may have upon our business;

•	the increasing cost of building and operating fabrication facilities and the impact of such increases on our customers’ capital equipment investment decisions;

•	differing market growth rates and capital requirements for different applications, such as memory, logic and foundry;

•	lower level of process control adoption by our memory customers compared to our foundry and logic customers;

•	our customers’ reuse of existing and installed products, which may decrease their need to purchase new products or solutions at more advanced technology nodes;

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

•
In a highly concentrated business environment, if a particular customer does not place an order, or if they delay or cancel orders, we may not be able to replace the business. Furthermore, because our process control and yield management products are configured to each customer’s specifications, any changes, delays or cancellations of orders may result in significant, non-recoverable costs.

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

We operate in industries that have historically been cyclical, including the semiconductor industry. The purchasing decisions of our customers are highly dependent on the economies of both the local markets in which they are located and the condition of the industry worldwide. If we fail to respond to industry cycles, our business could be seriously harmed.
The timing, length and severity of the up-and-down cycles in the industries in which we serve are difficult to predict. The historically cyclical nature of the semiconductor industry in which we primarily operate is largely a function of our customers’ capital spending patterns and need for expanded manufacturing capacity, which in turn are affected by factors such as capacity utilization, consumer demand for products, inventory levels and our customers’ access to capital. Cyclicality affects our ability to accurately predict future revenue and, in some cases, future expense levels. During down cycles in our industry, the financial results of our customers may be negatively impacted, which could result not only in a decrease in, or cancellation or delay of, orders (which are generally subject to cancellation or delay by the customer with limited or no penalty) but also a weakening of their financial condition that could impair their ability to pay for our products or our ability to recognize revenue from certain customers. Our ability to recognize revenue from a particular customer may also be negatively impacted by the customer’s funding status, which could be weakened not only by adverse business conditions or inaccessibility to capital markets for any number of macroeconomic or company-specific reasons, but also by funding limitations imposed by the customer’s unique organizational structure. Any of these factors could negatively impact our business, operating results and financial condition.
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
Success in the industries in which we serve, including the semiconductor, flat panel display and printed circuit board industries depends, in part, on continual improvement of existing technologies and rapid innovation of new solutions. The primary driver of technology advancement in the semiconductor industry has been to shrink the lithography that prints the circuit design on semiconductor chips. That driver appears to be slowing, which may cause semiconductor manufacturers to delay investments in equipment, investigate more complex device architectures, use new materials and develop innovative fabrication processes. These and other evolving customer plans and needs require us to respond with continued development programs and cut back or discontinue older programs, which may no longer have industry-wide support. Technical innovations are inherently complex and require long development cycles and appropriate staffing of highly qualified employees. Our competitive advantage and future business success depend on our ability to accurately predict evolving industry standards, develop and introduce new products and solutions that successfully address changing customer needs, win market acceptance of these new products and solutions, and manufacture these new products in a timely and cost-effective manner. Our failure to accurately predict evolving industry standards and develop as well as offer competitive technology solutions in a timely manner with cost-effective products could result in loss of market share, unanticipated costs, and inventory obsolescence, which would adversely impact our business, operating results and financial condition.
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
Our success is dependent in part on our technology and other proprietary rights. We own various United States and international patents and have additional pending patent applications relating to some of our products and technologies. The process of seeking patent protection is lengthy and expensive, and we cannot be certain that pending or future applications will actually result in issued patents or that issued patents will be of sufficient scope or strength to provide meaningful protection or commercial advantage to us. Other companies and individuals, including our larger competitors, may develop technologies and obtain patents relating to our business that are similar or superior to our technology or may design around the patents we own, which may adversely affect our business. In addition, we at times engage in collaborative technology development efforts with our customers and suppliers, and these collaborations may constitute a key component of certain of our ongoing technology and product research and development projects. The termination of any such collaboration, or delays caused by disputes or other unanticipated challenges that may arise in connection with any such collaboration, could significantly impair our research and development efforts, which could have a material adverse impact on our business and operations.

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
Our industry includes large manufacturers with substantial resources to support customers worldwide. Some of our competitors are diversified companies with greater financial resources and more extensive research, engineering, manufacturing, marketing, and customer service and support capabilities than we possess. We face competition from companies whose strategy is to provide a broad array of products and services, some of which compete with the products and services that we offer. These competitors may bundle their products in a manner that may discourage customers from purchasing our products, including pricing such competitive tools significantly below our product offerings. In addition, we face competition from smaller emerging companies whose strategy is to provide a portion of the products and services that we offer, using innovative technology to sell products into specialized markets. The strength of our competitive positions in many of our existing markets is largely due to our leading technology, which is the result of continuing significant investments in product research and development. However, we may enter new markets, whether through acquisitions or new internal product development, in which competition is based primarily on product pricing, not technological superiority. Further, some new growth markets that emerge may not require leading technologies. Loss of competitive position in any of the markets we serve, or an inability to sell our products on favorable commercial terms in new markets we may enter, could negatively affect our prices, customer orders, revenues, gross margins and market share, any of which would negatively affect our operating results and financial condition.
Our business would be harmed if we do not receive parts sufficient in number and performance to meet our production requirements and product specifications in a timely and cost-effective manner.
We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply these materials. We generally do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers’ orders, we do not maintain an extensive inventory of materials for manufacturing. Through our business interruption planning, we seek to minimize the risk of production and service interruptions and/or shortages of key parts by, among other things, monitoring the financial stability of key suppliers, identifying (but not necessarily qualifying) possible alternative suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, certain key parts are available only from a single supplier or a limited group of suppliers. Also, key parts we obtain from some of our suppliers incorporate the suppliers’ proprietary intellectual property; in those cases, we are increasingly reliant on third parties for high-performance, high-technology components, which reduces the amount of control we have over the availability and protection of the technology and intellectual property that is used in our products. In addition, if certain of our key suppliers experience liquidity issues and are forced to discontinue operations, which is a heightened risk especially during economic downturns, it could affect their ability to deliver parts and could result in delays for our products. Similarly, especially with respect to suppliers of high-technology components, our suppliers themselves have increasingly complex supply chains, and delays or disruptions at any stage of their supply chains may prevent us from obtaining parts in a timely manner and result in delays for our products. Our operating results and business may be adversely impacted if we are unable to obtain parts to meet our production requirements and product specifications, or if we are only able to do so on unfavorable terms. Furthermore, a supplier may discontinue production of a particular part for any number of reasons, including the supplier’s financial condition or business operational decisions, which would require us to purchase, in a single transaction, a large number of such discontinued parts in order to ensure that a continuous supply of such parts remains available to our customers. Such “end-of-life” parts purchases could result in significant expenditures by us in a particular period, and ultimately any unused parts may result in a significant inventory write-off, either of which could have an adverse impact on our financial condition and results of operations for the applicable periods.

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
As of March 31, 2019, we had $3.45 billion aggregate principal amount of senior, unsecured long-term notes. Additionally, we have commitments for an unfunded Revolving Credit Facility of $1.00 billion under the Credit Agreement. We may incur additional indebtedness in the future by accessing the unfunded portion of our Revolving Credit Facility and/or entering into new financing arrangements. For example, at the same time we announced our intention to acquire Orbotech, we also announced a new stock repurchase program authorizing the repurchase up to $2.00 billion of our common stock, a large portion of which would be financed with new indebtedness. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
In addition, the interest rates of the senior, unsecured long-term notes may be subject to adjustments from time to time if Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or, under certain circumstances, a substitute rating agency selected by us as a replacement for Moody’s or S&P, as the case may be (a “Substitute Rating Agency”), downgrades (or subsequently upgrades) its rating assigned to the respective series of notes such that the adjusted rating is below investment grade. Accordingly, changes by Moody’s, S&P, or a Substitute Rating Agency to the rating of any series of notes, our outlook or credit rating could require us to pay additional interest, which may negatively affect the value and liquidity of our debt and the market price of our common stock could decline. Factors that can affect our credit rating include changes in our operating performance, the economic environment, conditions in the industries we serve, our financial position, including the incurrence of additional indebtedness, and our business strategy.

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
Our ability to satisfy our future expenses as well as our new debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. Furthermore, our future operations may not generate sufficient cash flows to enable us to meet our future expenses and service our new debt obligations, which may impact our ability to manage our capital structure to preserve and maintain our investment grade rating. If our future operations do not generate sufficient cash flows, we may need to access the money available for borrowing under our Revolving Credit Facility or enter into new financing arrangements to obtain necessary funds. If we determine it is necessary to seek additional funding for any reason, we may not be able to obtain such funding or, if funding is available, we may not be able to obtain it on acceptable terms. Any borrowings under our Revolving Credit Facility will place further pressure on us to comply with the financial covenants. If we fail to make a payment associated with our debt obligations, we could be in default on such debt, and such a default could cause us to be in default on our other obligations.

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

Furthermore, we occasionally enter into volume purchase agreements with our larger customers, and these agreements may provide for certain volume purchase incentives, such as credits toward future purchases. We believe that these arrangements are beneficial to our long-term business, as they are designed to encourage our customers to purchase higher volumes of our products. However, these arrangements could require us to recognize a reduced level of revenue for the products that are initially purchased, to account for the potential future credits or other volume purchase incentives. Our volume purchase agreements require significant estimation for the amounts to be accrued depending upon the estimate of volume of future purchases. As such, we are required to update our estimates of the accruals on a periodic basis. Until the earnings process is complete, our estimates could differ in comparison to actual results. As a result, these volume purchase arrangements, while expected to be beneficial to our business over time, could materially and adversely affect our results of operations in near-term periods, including the revenue we can recognize on product sales and therefore our gross margins.
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
Historically, we have recorded material restructuring charges related to our prior global workforce reductions, large excess inventory write-offs, and material impairment charges related to our goodwill and purchased intangible assets. Workforce changes can also temporarily reduce workforce productivity, which could be disruptive to our business and adversely affect our results of operations. In addition, we may not achieve or sustain the expected cost savings or other benefits of our restructuring plans, or do so within the expected time frame. If we again restructure our organization and business processes, implement additional cost reduction actions or discontinue certain business operations, we may take additional, potentially material, restructuring charges related to, among other things, employee terminations or exit costs. We may also be required to write-off additional inventory if our product build plans or usage of service inventory decline. Also, as our lead times from suppliers increase (due to the increasing complexity of the parts and components they provide) and the lead times demanded by our customers decrease (due to the time pressures they face when introducing new products or technology or bringing new facilities into production), we may be compelled to increase our commitments, and therefore our risk exposure, to inventory purchases to meet our customers’ demands in a timely manner, and that inventory may need to be written-off if demand for the underlying product declines for any reason. Such additional write-offs could result in material charges.

In the past, we have recorded material charges related to the impairment of our goodwill and purchased intangible assets. Goodwill represents the excess of costs over the net fair value of net assets acquired in a business combination. Goodwill is not amortized, but is instead tested for impairment at least annually in accordance with authoritative guidance for goodwill. Purchased intangible assets with estimable useful lives are amortized over their respective estimated useful lives based on economic benefit if known or using the straight-line method, and are reviewed for impairment in accordance with authoritative guidance for long-lived assets. The valuation of goodwill and intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates. A substantial decline in our stock price, or any other adverse change in market conditions, particularly if such change has the effect of changing one of the critical assumptions or estimates we previously used to calculate the value of our goodwill or intangible assets (and, as applicable, the amount of any previous impairment charge), could result in a change to the estimation of fair value that could result in an additional impairment charge.
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
A majority of our annual revenues are derived from outside the United States, and we maintain significant operations outside the United States. We expect that these conditions will continue in the foreseeable future. Managing global operations and sites located throughout the world presents a number of challenges, including but not limited to:

•	managing cultural diversity and organizational alignment;

•	exposure to the unique characteristics of each region in the global market, which can cause capital equipment investment patterns to vary significantly from period to period;

•	periodic local or international economic downturns;

•	potential adverse tax consequences, including withholding tax rules that may limit the repatriation of our earnings, and higher effective income tax rates in foreign countries where we do business;

•	compliance with customs regulations in the countries in which we do business;

•	tariffs or other trade barriers (including those applied to our products or to parts and supplies that we purchase);

•	political instability, natural disasters, legal or regulatory changes, acts of war or terrorism in regions where we have operations or where we do business;

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
In addition, government controls, either by the United States or other countries, that restrict our business overseas or the import or export of our products or increase the cost of our operations through the imposition of tariffs or otherwise, could harm our business. For example, effective on October 30, 2018, the United States Department of Commerce added Fujian Jinhua Integrated Circuit Company, Ltd. (“JHICC”) to its entity list, restricting exports of technology to JHICC without a license. As a result, unless JHICC is subsequently removed from the entity list, we will be unable to fulfill orders JHICC has made for our products, accept future orders placed by JHICC for our products, and provide services for any of our products already installed at JHICC.
Any of the factors above could have a significant negative impact on our business and results of operations.
We are exposed to risks associated with a weakening in the condition of the financial markets and the global economy.
Demand for our products is ultimately driven by the global demand for electronic devices by consumers and businesses. Economic uncertainty frequently leads to reduced consumer and business spending, which caused our customers to decrease, cancel or delay their equipment and service orders from us in the economic slowdown during fiscal year 2009. In addition, the tightening of credit markets and concerns regarding the availability of credit that accompanied that slowdown made it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. Reduced demand, combined with delays in our customers’ ability to obtain financing (or the unavailability of such financing), has at times in the past adversely affected our product and service sales and revenues and therefore has harmed our business and operating results, and our operating results and financial condition may again be adversely impacted if economic conditions decline from their current levels.
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
As is typical in the industries in which we serve, from time to time we have received communications from other parties asserting the existence of patent rights, copyrights, trademark rights or other intellectual property rights which they believe cover certain of our products, processes, technologies or information. In addition, we occasionally receive notification from customers who believe that we owe them indemnification or other obligations related to intellectual property claims made against such customers by third parties. With respect to intellectual property infringement disputes, our customary practice is to evaluate such infringement assertions and to consider whether to seek licenses where appropriate. However, there can be no assurance that licenses can be obtained or, if obtained, will be on acceptable terms or that costly litigation or other administrative proceedings will not occur. The inability to obtain necessary licenses or other rights on reasonable terms could seriously harm our results of operations and financial condition. Furthermore, we may potentially be subject to claims by customers, suppliers or other business partners, or by governmental law enforcement agencies, related to our receipt, distribution and/or use of third-party intellectual property or confidential information. Legal proceedings and claims, regardless of their merit, and associated internal investigations with respect to intellectual property or confidential information disputes are often expensive to prosecute, defend or conduct; may divert management’s attention and other company resources; and/or may result in restrictions on our ability to sell our products, settlements on significantly adverse terms or adverse judgments for damages, injunctive relief, penalties and fines, any of which could have a significant negative effect on our business, results of operations and financial condition. There can be no assurance regarding the outcome of future legal proceedings, claims or investigations. The instigation of legal proceedings or claims, our inability to favorably resolve or settle such proceedings or claims, or the determination of any adverse findings against us or any of our employees in connection with such proceedings or claims could materially and adversely affect our business, financial condition and results of operations, as well as our business reputation.
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
In addition to our efforts to develop new technologies from internal sources, part of our growth strategy is to pursue acquisitions and acquire new technologies from external sources. As part of this effort, in February 2019, we announced that we had consummated our acquisition of Orbotech. We may also enter into definitive agreements for and consummate acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. There can be no assurance that we will find suitable acquisition candidates or that acquisitions we complete will be successful. In addition, we may use equity to finance future acquisitions, which would increase our number of shares outstanding and be dilutive to current stockholders.
If we are unable to successfully integrate and manage acquired businesses, if the costs associated with integrating the acquired business exceeds our expectations, or if acquired businesses perform poorly, then our business and financial results may suffer. It is possible that the businesses we have acquired, as well as businesses that we may acquire in the future, may perform worse than expected or prove to be more difficult to integrate and manage than anticipated. In addition, we may lose key employees of the acquired companies. As a result, risks associated with acquisition transactions may lead to a material adverse effect on our business and financial results for a number of reasons, including:

•	we may have to devote unanticipated financial and management resources to acquired businesses;

•	the combination of businesses may result in the loss of key personnel or an interruption of, or loss of momentum in, the activities of our company and/or the acquired business;

•	we may not be able to realize expected operating efficiencies or product integration benefits from our acquisitions;

•	we may experience challenges in entering into new market segments for which we have not previously manufactured and sold products;

•	we may face difficulties in coordinating geographically separated organizations, systems and facilities;

•	the customers, distributors, suppliers, employees and others with whom the companies we acquire have business dealings may have a potentially adverse reaction to the acquisition;

•	we may have difficulty implementing a cohesive framework of internal controls over the entire organization;

•	we may have to write-off goodwill or other intangible assets; and

•	we may incur unforeseen obligations or liabilities in connection with acquisitions.
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
We have significant manufacturing operations in the United States, Singapore, Israel, Germany and China. In addition, our business is international in nature, with our sales, service and administrative personnel and our customers located in numerous countries throughout the world. Operations at our manufacturing facilities and our assembly subcontractors, as well as our other operations and those of our customers, are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, health epidemics, fire, earthquake, volcanic eruptions, energy shortages, flooding or other natural disasters. Such disruption could cause delays in, among other things, shipments of products to our customers, our ability to perform services requested by our customers, or the installation and acceptance of our products at customer sites. We cannot provide any assurance that alternate means of conducting our operations (whether through alternate production capacity or service providers or otherwise) would be available if a major disruption were to occur or that, if such alternate means were available, they could be obtained on favorable terms.
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
The threat of terrorism targeted at, or acts of war in, the regions of the world in which we do business increases the uncertainty in our markets. Any act of terrorism or war that affects the economy or the industries we serve could adversely affect our business. Increased international political instability in various parts of the world, disruption in air transportation and further enhanced security measures as a result of terrorist attacks may hinder our ability to do business and may increase our costs of operations. We maintain significant operations in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and a state of hostility varying in degree and intensity, has led to security and economic challenges for Israel. In addition, some our employees in Israel are obligated to perform annual reserve duty in the Israel Defense Forces, and may be called to active military duty in emergency circumstances. We cannot assess the impact that emergency conditions in Israel in the future may have on our business, operations, financial condition or results of operations, but it could be material. Instability in any region could directly impact our ability to operate our business (or our customers’ ability to operate their businesses), cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs, and cause international currency markets to fluctuate. Instability in the region could also have the same effects on our suppliers and their ability to timely deliver their products. If international political instability continues or increases in any region in which we do business, our business and results of operations could be harmed. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.
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
We are subject to tax and regulatory compliance audits (such as related to customs or product safety requirements) in various jurisdictions, and such jurisdictions may assess additional income or other taxes, penalties, fines or other prohibitions against us. Although we believe our tax estimates are reasonable and that our products and practices comply with applicable regulations, the final determination of any such audit and any related litigation could be materially different from our historical income tax provisions and accruals related to income taxes and other contingencies. In addition to and in connection with the ITA Assessment described in more detail in Note 12, “Income Taxes”, there is an ongoing criminal investigation against our Orbotech subsidiary, certain of its employees and its tax consultant that began prior to the Acquisition Date. We can make no assurances that an indictment will not result from the criminal investigation. The results of an audit or litigation could have a material adverse effect on our operating results or cash flows in the period or periods for which that determination is made.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2019 to January 31, 2019	—	$—	$411,707,942
February 1, 2019 to February 28, 2019	542,900	$114.88	$1,349,341,805
March 1, 2019 to March 31, 2019	1,227,300	$117.05	$1,205,690,809
Total	1,770,200	$116.38
__________________

(1)
The stock repurchase program has no expiration date and may be suspended at any time. Future repurchases of our common stock under our repurchase program may be effected through various different repurchase transaction structures, including isolated open market transactions or systematic repurchase plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

4.1	Indenture, dated November 6, 2014, by and between KLA-Tencor Corporation and Wells Fargo Bank, National Association, as Trustee	8-K	000-09992	4.1	11/7/2014

4.2	Form of Officer’s Certificate setting forth the terms of the 4.100% Senior Notes due 2029 and 5.000% Senior Notes due 2049 (with form of Notes attached)	8-K	000-09992	4.2	3/20/2019

10.1	Employment Agreement dated February 20, 2019 by and between Orbotech Ltd. and Amichai Steimberg*+

10.2	Employment Agreement dated February 20, 2019 by and between Orbotech Ltd. and Asher Levy*+

10.3	Calendar Year 2019 Executive Incentive Plan*+

10.4	Equity Remuneration Plan for Key Employees of Orbotecth Ltd. and its Affiliates and Subsidiaries*	S-8	333-230112	10.1	3/7/2019

10.5	Orbotech Ltd. 2010 Equity-Based Incentive Plan*	S-8	333-230112	10.2	3/7/2019

10.6	Orbotech Ltd. 2015 Equity-Based Incentive Plan*	S-8	333-230112	10.3	3/7/2019

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Denotes a management contract, plan or arrangement.
+ Confidential treatment has been requested as to a portion of this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA-Tencor Corporation
(Registrant)

May 8, 2019	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

May 8, 2019	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 8, 2019	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

KLA-TENCOR CORPORATION
EXHIBIT INDEX

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

4.1	Indenture, dated November 6, 2014, by and between KLA-Tencor Corporation and Wells Fargo Bank, National Association, as Trustee	8-K	000-09992	4.1	11/7/2014

4.2	Form of Officer’s Certificate setting forth the terms of the 4.100% Senior Notes due 2029 and 5.000% Senior Notes due 2049 (with form of Notes attached)	8-K	000-09992	4.2	3/20/2019

10.1	Employment Agreement dated February 20, 2019 by and between Orbotech Ltd. and Amichai Steimberg*+

10.2	Employment Agreement dated February 20, 2019 by and between Orbotech Ltd. and Asher Levy*+

10.3	Calendar Year 2019 Executive Incentive Plan*+

10.4	Equity Remuneration Plan for Key Employees of Orbotecth Ltd. and its Affiliates and Subsidiaries*	S-8	333-230112	10.1	3/7/2019

10.5	Orbotech Ltd. 2010 Equity-Based Incentive Plan*	S-8	333-230112	10.2	3/7/2019

10.6	Orbotech Ltd. 2015 Equity-Based Incentive Plan*	S-8	333-230112	10.3	3/7/2019

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Denotes a management contract, plan or arrangement.
+ Confidential treatment has been requested as to a portion of this exhibit.