Form 10-K
period 2019-06-30
KLA CORP
filed 2019-08-16
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission File Number 000-09992
KLA CORPORATION
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
Emerging growth company☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as of December 31, 2018, was approximately $13.53 billion.
The registrant had 159,255,950 shares of common stock outstanding as of July 19, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders (“Proxy Statement”), and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended June 30, 2019, are incorporated by reference into Part III of this report.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, forecasts of the future results of our operations, including profitability; orders for our products and capital equipment generally; sales of semiconductors; the investments by our customers in advanced technologies and new materials; the allocation of capital spending by our customers (and, in particular, the percentage of spending that our customers allocate to process control); growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of backlog; our future product shipments and product and service revenues; our future gross margins; our future research and development expenses and selling, general and administrative expenses; our ability to successfully maintain cost discipline; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future effective income tax rate; our recognition of tax benefits; the effects of any audits or litigation; future payments of dividends to our stockholders; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments, cash generated from operations and the unfunded portion of our revolving line of credit under a Credit Agreement (the “Credit Agreement”) to meet our operating and working capital requirements, including debt service and payment thereof; future dividends, and stock repurchases; our compliance with the financial covenants under the Credit Agreement; the adoption of new accounting pronouncements including ASC 606; the tax liabilities resulting from the enactment of the Tax Cuts and Jobs Act; and our repayment of our outstanding indebtedness.
Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors” in this Annual Report on Form 10-K, as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q that we will file in the fiscal year ending June 30, 2020. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation and do not intend to update the forward-looking statements in this report after the date hereof.

ii

PART I

ITEM 1.	BUSINESS
The Company
KLA Corporation (“KLA” or the “Company” and also referred to as “we” or “our”) is a leading supplier of process equipment, process control equipment, and data analytics products for a broad range of industries, including semiconductors, printed circuit boards and displays. We provide advanced process control and process-enabling solutions for manufacturing and testing wafers and reticles, integrated circuits (“IC” or “chip”), packaging, light emitting diodes, power devices, compound semiconductor devices, microelectromechanical systems, data storage, printed circuit boards and flat and flexible panel displays, as well as general materials research.
On February 20, 2019, we completed the acquisition of Orbotech, Ltd. (“Orbotech”) for a total purchase consideration of approximately $3.26 billion. For additional details, refer to Note 6 “Business Combinations” to our Consolidated Financial Statements. Orbotech’s core business enables electronic device manufacturers to inspect, test and measure printed circuit boards and flat panel displays to verify their quality; pattern electronic circuitry on substrate and perform three-dimensional shaping of metalized circuits on multiple surfaces; and utilize advanced vacuum deposition and etching process in semiconductor device and semiconductor manufacturing and to perform laser drilling of electronic substrates.
Subsequent to the acquisition of Orbotech, we changed our organizational structure, resulting in four reportable segments: Semiconductor Process Control; Specialty Semiconductor Process; PCB, Display and Component Inspection; and Other.
Within the Semiconductor Process Control segment, our comprehensive portfolio of inspection, metrology and data analytics products, and related service helps integrated circuit manufacturers achieve target yield throughout the entire semiconductor fabrication process—from research and development (“R&D”) to final volume production. Our differentiated products and services are designed to provide comprehensive solutions that help our customers accelerate development and production ramp cycles, achieve higher and more stable semiconductor die yields and improve their overall profitability.
In the Specialty Semiconductor Process segment, we develop and sell advanced vacuum deposition and etching process tools, which are used by a broad range of specialty semiconductor customers, including manufacturers of microelectromechanical systems (“MEMS”), radio frequency (“RF”) communication chips, and power semiconductors for automotive and industrial applications.
In the PCB, Display and Component Inspection segment, we enable electronic device manufacturers to inspect, test and measure printed circuit boards (“PCBs”) and flat panel displays (“FPDs”) and ICs to verify their quality, pattern the desired electronic circuitry on the relevant substrate and perform three-dimensional shaping of metalized circuits on multiple surfaces.
Our advanced products, coupled with our unique yield management services, allow us to deliver the solutions our semiconductor, printed circuit board and display customers need to achieve their productivity goals, by significantly reducing their risks and costs.
Certain industry and technical terms used in this section are defined in the subsection entitled “Glossary” found at the end of this Item 1.
KLA (then KLA-Tencor) was formed in April 1997 through the merger of KLA Instruments Corporation and Tencor Instruments, two long-time leaders in the semiconductor equipment industry that began operations in 1975 and 1976, respectively.
Additional information about KLA is available on our website at www.kla.com. Our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website as soon as reasonably practicable after we electronically file them with or furnish them to the Securities and Exchange Commission (“SEC”). Information contained on our website is not part of this Annual Report on Form 10-K or our other filings with the SEC. Additionally, these filings may be obtained through the SEC’s website (www.sec.gov), which contains reports, proxy and information statements, and other information regarding issuers that file electronically.

Investors and others should note that we announce material financial information to our investors using our investor relations web site (ir.kla.com), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with the public about our company, our products and services and other matters. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on our investor relations website.
Industry
General Background
KLA’s core focus is the semiconductor industry. The semiconductor fabrication process begins with a bare silicon wafer—a round disk that is typically 200 millimeters or 300 millimeters in diameter, about as thick as a credit card and gray in color. The process of manufacturing wafers is highly sophisticated, involving the creation of large ingots of silicon by pulling them out of a vat of molten silicon. The ingots are then sliced into wafers. Prime silicon wafers are then polished to a mirror finish. Other, more specialized wafers, such as epitaxial silicon (“epi”), silicon on insulator (“SOI”), gallium nitride (“GaN”) and silicon carbide (“SiC”) are also common in the semiconductor industry.
The manufacturing cycle of an IC is grouped into three phases: design, fabrication and testing. IC design involves the architectural layout of the circuit, as well as design verification and reticle generation. The fabrication of a chip is accomplished by depositing a series of film layers that act as conductors, semiconductors or insulators on bare wafers. The deposition of these film layers is interspersed with numerous other process steps that create circuit patterns, remove portions of the film layers, and perform other functions such as heat treatment, measurement and inspection. Most advanced chip designs require hundreds of individual steps, many of which are performed multiple times. Most chips consist of two main structures: the lower structure, typically consisting of transistors or capacitors which perform the “smart” functions of the chip; and the upper “interconnect” structure, typically consisting of circuitry which connects the components in the lower structure. When the layers on the wafer have been fabricated, each chip on the wafer is tested for functionality. The wafer is then cut into individual chips, and the chips that pass functional testing are packaged. Final testing is performed on all packaged chips. Packaged chips are mounted onto printed circuit boards (“PCBs”) for connection to the outside world. Additionally, flat panel displays are manufactured using processes similar to ICs (e.g., film deposition, photolithography, etching) except using glass as the starting substrate.
The semiconductor equipment industry is currently experiencing growth from multiple drivers, such as demand for chips providing computational power and connectivity for Artificial Intelligence (“AI”) applications and continued need for chips from leading edge foundry and logic chip manufacturers that support mobile devices. Qualification of early extreme ultraviolet (“EUV”) lithography processes and equipment is driving growth at leading logic/foundry and dynamic random-access memory (“DRAM”) manufacturers. Expansion of the Internet of Things (“IoT”) together with the increasing adoption of electrical vehicles and the need for automobile connectivity are accelerating trailing-edge node technology conversions and capacity expansions. Intertwined in these areas, spurred by data storage and connectivity needs, is the growth in demand for memory chips. Finally, China is emerging as a major region for manufacturing of logic and memory chips, adding to its role as the world’s largest consumer of ICs. Government initiatives are propelling China to expand its domestic manufacturing capacity and attracting semiconductor manufacturers from Taiwan, Korea, Japan and the US. China is currently seen as an important long-term growth region for the semiconductor capital equipment sector.
Supporting this multi-segmented market growth, the semiconductor industry continues to introduce numerous technology changes. New techniques and architectures in production today include three dimensional finFET transistors; three dimensional flash memory (“3D NAND”); design technology co-optimization (“DTCO”); advanced patterning technologies, including self-aligned multiple patterning and EUV lithography; and advanced packaging methods. KLA’s inspection, metrology and data analytics technologies play key roles in enabling our customers to develop and manufacture advanced semiconductor devices to support these trends.
Companies that anticipate future market demands by developing and refining new technologies and manufacturing processes are better positioned to lead in the semiconductor market. Accelerating the yield ramp and maximizing production yields of high-performance devices are key goals of modern semiconductor manufacturing. Ramping to high volume production ahead of competitors can dramatically increase the revenue an IC manufacturer realizes for a given product. During past industry cycles, semiconductor manufacturers generally contended with a few key new technologies or market trends, such as a specific design rule shrink. Today, leading semiconductor manufacturers are investing in simultaneous production integration of multiple new process technologies, some requiring new substrate and film materials, new geometries, advanced multi-patterning and EUV lithography and packaging techniques. While many of these technologies have been adopted at the development and pilot production stages of chip manufacturing, significant challenges and risks associated with each technology have affected the adoption of these technologies into full volume production. For example, as design rules decrease, yields become more sensitive to the size and density of defects, and device performance characteristics (namely speed, capacity or power management) become more sensitive to parameters such as linewidth and film thickness variation. New process materials, such as photoresists for EUV lithography, require extensive characterization before they can be used in the manufacturing process. Moving several of these advanced technologies into production at once only adds to the risks that chipmakers face.
The continuing evolution of semiconductor devices to smaller geometries and more complex multi-level circuitry has significantly increased the performance and cost requirements of the capital equipment used to manufacture these devices. Construction of an advanced wafer fabrication facility today can cost well above $5.00 billion, substantially more than previous-generation facilities. In addition, chipmakers are demanding increased productivity and higher returns from their manufacturing equipment and are also seeking ways to extend the performance of their existing equipment.
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
KLA systems not only analyze defectivity and metrology issues at critical points in the wafer, reticle and IC manufacturing processes, but also provide information to our customers so that they can identify and address the underlying process problems. The ability to locate the source of defects and resolve the underlying process issues enables our customers to improve control over their manufacturing processes. This helps them increase their yield of high-performance parts and deliver their products to market faster—thus maximizing their profits. With our broad portfolio of application-focused technologies and our dedicated yield technology expertise, we are in position to be a key supplier of comprehensive yield management solutions for customers’ next-generation products, helping our customers respond to the challenges posed by shrinking device sizes, the transition to new production materials, new device and circuit architectures, more demanding lithography processes, and new packaging techniques.
With the Orbotech acquisition, KLA has expanded its presence in the semiconductor capital equipment market, leveraging products and technologies of Orbotech’s SPTS semiconductor processing business. SPTS develops and sells differentiated custom deposition and etching solutions for fast-growing markets, such as power and analog devices, RF communication chips and MEMS. These devices, which are often built on non-traditional substrates, like SiC and GaN, have become critical to accelerating some of the secular trends in automotive, industrial and communication industries. Infrastructure build-out for 5G is creating demand for RF components; new SiC and GaN based power devices are moving into volume production for electric vehicles; and high-density packaging is growing to support AI.
The acquisition of Orbotech has also allowed KLA to enter the PCB fabrication market, providing a comprehensive portfolio of tools, services and solutions to accelerate technology transitions and production ramp. Our portfolio includes inline inspection tools to monitor the quality of printed circuit board fabrication, equipment to repair defective boards, digital imaging technologies to print fine geometry according to the design, and computer aided manufacturing (“CAM”) software. Growth in the PCB business is driven mainly by investments in 5G technology and its supporting applications: smartphones, smart vehicles, AI and cloud servers/high performance computing. These applications will be based on several technological segments including flexible printed circuits (“FPCs”), high density interconnect (“HDI”), PCBs, and IC substrates.
The acquisition of Orbotech has also allowed KLA to enter the flat panel display market, providing complete yield management solutions, including automated optical inspection systems, repair technologies and electrical testers. An accelerated transition to organic light emitting diode (“OLED”) displays to serve the mobile market, introduction of OLED technology for large size TVs, and a steep ramp in liquid crystal display (“LCD”) production for televisions in China are driving the flat panel display business. New technologies, such as microLED, also represent a growth opportunity for KLA in the display market.
Products
KLA develops industry-leading equipment and services that enable innovation throughout the electronics industry. We provide advanced process control and process-enabling solutions for manufacturing wafers, reticles, integrated circuits, packaging, printed circuit boards, and flat and flexible panel displays.

KLA’s inspection, metrology and data analytics products and related offerings can be broadly categorized as supporting customers in the following groups: Chip and Wafer Manufacturing; Reticle Manufacturing; Packaging Manufacturing; Compound Semiconductor and Hard Disk Drive Manufacturing; and General Purpose/Lab Applications. Orbotech’s inspection, repair, imaging, laser drilling, electrical testing and wafer processing equipment support customers in Printed Circuit Board Manufacturing, Flexible and Flat Panel Display Manufacturing, Advanced Packaging Manufacturing, and manufacturing of semiconductor devices such as MEMS, LEDs, high speed RF IC devices and power semiconductors. Some of the company’s more significant products are described below and also included in the broader product table at the end of this “Products” section.
Semiconductor Process Control:
Chip and Wafer Manufacturing
KLA’s comprehensive portfolio of defect inspection, review, metrology, patterning simulation, in situ process monitoring and data analytics products, and related service, software and other offerings, helps substrate and chip manufacturers manage yield throughout the wafer and chip fabrication processes, from research and development to final volume production. These offerings are designed to provide comprehensive solutions to help our customers accelerate their development and production ramp cycles, achieve higher and more stable semiconductor die yields, and improve their overall profitability.
Defect Inspection and Review
KLA’s wafer defect inspection and review systems cover a broad range of yield applications for IC and substrate manufacturers, including research and development, wafer qualification, reticle qualification, and tool, process and line monitoring. Patterned and unpatterned wafer inspectors find particles, pattern defects and electrical issues on the front surface, back surface and edge of the wafer, allowing engineers to detect and monitor critical yield excursions. Our defect review systems capture high resolution images of the defects detected by inspection tools, helping substrate manufacturers and chipmakers identify and resolve yield issues. Fabs rely on our high sensitivity reticle inspection systems to identify defects on reticles at an early stage and to prevent reticle defects from printing on production wafers. By implementing our defect inspection and review systems, chipmakers and substrate manufacturers are able to take quick corrective action, resulting in faster yield improvement and better time to market.
For patterned wafer optical inspection, we provide our 3920 Series, 3900 Series, 2950 Series, 2930 Series, 2920 Series, 2910 Series and 2900 Series (high resolution broadband plasma defect inspection for defect discovery, yield learning and inline monitoring across all advanced node layers); the Voyager 1015 (laser scanning patterned wafer inspection system that provides enhanced defect capture for high throughput lithography cell monitoring); the Puma 9980 Series, Puma 9850 Series and Puma 9650 Series (laser scanning defect inspection); our 8 Series systems (high productivity defect inspection); and our CIRCL cluster tool (defect inspection, review and metrology of all wafer surfaces – front side, edge and backside).
In the field of unpatterned wafer and surface inspection, the Surfscan SP7 unpatterned wafer defect inspection system provides high sensitivity on bare wafers, smooth films and rough films, supporting development and production of advanced substrates, processes and devices at wafer shops, original equipment manufacturers (“OEMs”) and IC fabs. In addition, we offer the Surfscan SP5 Series and Surfscan SP3 Series (wafer defect inspection systems for process tool qualification and monitoring using blanket films and bare wafers); and SURFmonitor, which enables surface quality measurements and capture of low-contrast defects. For wafer manufacturers, these specialized inspection systems assess surface quality and detect, count and bin defects during the development and production monitoring of polished wafers, epi wafers and engineered substrates, and as a critical part of outgoing inspection. For chip manufacturers, the Surfscan systems qualify incoming bare wafers, and qualify and monitor processes during all manufacturing stages – from development through production.
Our eDR7380 high performance electron-beam (e-beam) wafer defect review and classification system produces a comprehensive defect pareto in one test for accurate defect sourcing and faster excursion detection during production. Unique synergy with our inspectors facilitates accurate identification and classification of patterned wafer, bare wafer and bevel edge defects for faster yield learning during IC and wafer manufacturing.
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

Metrology
KLA’s array of metrology solutions addresses IC and substrate manufacturing, as well as scientific research and other applications. Precise metrology and control of pattern dimensions, film thicknesses, layer-to-layer alignment, pattern placement, surface topography, electro-optical and electromagnetic properties are important in many industries as critical dimensions narrow, film thicknesses shrink to countable numbers of atomic layers and devices become more complex.
The Archer Series of imaging-based overlay metrology systems enable characterization of overlay error on lithography process layers for advanced patterning technologies. The ATL Series of scatterometry-based overlay metrology systems utilize tunable laser technology to automatically maintain highly accurate and robust overlay error measurements in the presence of process variations, supporting fast technology ramps and wafer disposition during production.
The SpectraShape optical CD and shape metrology systems characterize and monitor the critical dimensions and 3D shapes of geometrically complex features incorporated by some IC manufacturers into their latest generation devices. The SpectraShape 10K metrology system measures the CDs and three-dimensional shapes of finFET, 3D NAND and other complex IC device structures following etch, chemical mechanical planarization (“CMP”) and other process steps.
The SpectraFilm and Aleris film metrology systems provide precise measurement of film thickness, refractive index, stress and composition for a broad range of film layers. The SpectraFilm F1 film metrology system, employs optical technologies that determine single- and multi-layer film thicknesses and uniformity with high precision to monitor deposition processes in production, and deliver bandgap data that predict device electrical performance earlier than end of line test.
The PWG3 patterned wafer geometry metrology system measures stress-induced wafer shape, wafer shape-induced pattern overlay errors, wafer thickness variations and wafer front side and backside topography for a wide range of IC processes. This data is used for inline monitoring of fab processes, overlay corrections and scanner focus control, enabling improved patterning and faster yield ramp. Our WaferSight bare wafer geometry metrology systems are used by substrate manufacturers to qualify polished and epitaxial silicon wafers, and engineered and other advanced substrates.
Magnetic random-access memory (“MRAM”) manufacturing requires the control of deposition, annealing, magnetization and etch of very thin ferromagnetic layers. These memory cells are embedded into the logic chip when the chip is getting close to completion. At this late stage, the value of the chip is high so the MRAM cell must be carefully controlled to maintain high yield. KLA offers several systems for manufacturing control of MRAM processes, including the CAPRES CIPTech and microHall series, and the MicroSense PKMRAM and KerrMapper systems.
In Situ Process Monitoring
KLA’s SensArray systems are a portfolio of advanced wireless and wired wafers and reticles that enable in situ monitoring of the production process environment. These sensor wafers and reticles provide insight into critical process parameters, such as thermal uniformity, profile temperature and light intensity, under real production conditions. For example, the EtchTemp in situ wafer temperature measurement systems measure the effect of the plasma etch process environment on production wafers. By characterizing thermal conditions that closely represent product wafer conditions, the EtchTemp SE wireless wafer assists process engineers with tuning of the etch process conditions and the qualification, matching and post-PM verification of front end of line plasma etch chambers. The AMW product (Automation Metrology Wafer) enables fab-wide automated wafer handling monitoring. The SensArray Automation package provides fast automated collection of parametric measurement within the process tool chamber. SensArray products are used for many semiconductor and flat panel display fabrication processes, including lithography, etch and deposition, and for reticle manufacturing, including e-beam mask writer qualification and process monitoring.
Patterning Simulation
KLA’s PROLITH computational lithography software is used by researchers at advanced IC manufacturers, lithography hardware suppliers, track companies and material providers to explore critical feature designs, manufacturability and process-limited yield of proposed lithographic and patterning technologies without the time and expense of printing hundreds of test wafers using experimental materials and prototype process equipment.

Data Analytics
The data generated by our inspection, metrology and in situ process monitoring systems are compiled and reduced to relevant root cause and yield analysis information with our suite of data analytics and management tools.
Our 5D Analyzer advanced data analysis and patterning control system offers an extendible, open architecture that accepts data from a wide range of metrology and process tools to enable advanced analysis, characterization and real-time control of fab-wide process variations. Our Klarity automated defect and yield analysis systems help IC manufacturers reduce defect inspection, classification and review data to relevant root-cause and yield-analysis information. Our RDC reticle data analysis and management system provides data used for in-fab reticle qualification. Our FabVision data management system offers fab-wide data management and automated yield analysis for wafer manufacturers.
Reticle Manufacturing
Error-free reticles, or masks, are necessary to achieve high semiconductor device yields, since reticle defects can be replicated in every die on production wafers. KLA offers high sensitivity reticle inspection, metrology and data analytics systems for mask blank manufacturers and reticle manufacturers (“mask shops”) to help them manufacture reticle blanks and patterned reticles that are free of defects and meet pattern placement and critical dimension uniformity specifications.
The FlashScan reticle blank inspection product line is used by blank manufacturers for defect control during process development and volume manufacturing, and by mask shops for incoming inspection, tool monitoring and process control.
The Teron 640e reticle inspection system incorporates advanced optical, detector and algorithm technologies that detect critical pattern and particle defects at high throughput, advancing the development and qualification of EUV and optical patterned reticles in leading-edge mask shops. Our reticle inspection portfolio also includes the Teron 600 Series for development and manufacturing of advanced optical and EUV masks, the TeraScan 500XR system for production of reticles for the 32nm node and above, and our X5.3 and Teron SL650 Series products for reticle quality control at IC fabs.
In addition, we offer the LMS IPRO Series of reticle registration metrology systems for measuring mask pattern placement error. If the pattern on the reticle is displaced from its intended location, overlay error can result on the wafer, which can lead to electrical continuity issues affecting yield, performance or reliability of the IC device. The LMS IPRO7 reticle registration metrology system accurately measures on-device reticle pattern placement error with fast cycle time, enabling comprehensive reticle qualification for e-beam mask writer corrections and reduction of reticle-related contributions to device overlay errors in the IC fab.
RDC is a comprehensive data analysis and storage platform that supports multiple KLA reticle inspection and metrology platforms for mask shops and IC fabs.
Packaging Manufacturing
KLA offers standalone and cluster inspection and metrology systems for various applications in the field of semiconductor packaging.
Wafer-Level Packaging Inspection/Metrology
For wafer-level packaging inspection, the Kronos system provides high sensitivity to critical defects for advanced wafer-level packaging production monitoring for processes such as 2.5D/3D IC integration using through silicon vias (“TSVs”), wafer-level chip scale packaging (“WLCSP”) and fan-out wafer-level packaging (“FOWLP”). We also offer our CIRCL-AP cluster tool, which features multiple modules to support all-surface wafer-level packaging inspection, metrology and review. Used for packaging applications associated with LEDs, MEMS, image sensors and flip-chip packaging, our WI-2280 products focus on front side wafer inspection and provide feedback on wafer surface quality, quality of the wafer dicing, or quality of wafer bumps, pads, pillars and interconnects. Zeta-5xx and Zeta-6xx optical surface profilers measure both wafers and large panels for packaging metrology applications. These applications include under-bump metallization (“UBM”) height and roughness, copper pillar height and roughness, and redistribution layer (“RDL”) height and width.

Compound Semiconductor, Power Device, LED and MEMS Manufacturing
The compound semiconductor market comprises a diverse group of applications including power devices, radio frequency (“RF”) communications devices, photonics, LED lighting and photovoltaic and display markets. Our primary products for compound semiconductor manufacturing include the Candela 8520, Candela CS20, 8 Series and WI-2280 inspection systems, MicroXAM and Zeta optical profilers, and the P-Series and HRP-Series stylus profilers. These products are used for the inspection and metrology of substrates, epitaxial (“epi”) layers and process films.
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
KLA offers inspection and metrology systems to support power device manufacturing. The Candela 8520 inspection system integrates surface defect detection and photoluminescence technology for inspection and classification of a wide range of defects on SiC substrates and epi layers. The MicroXAM optical profilers measure step height, texture and form for power device applications. The P-Series and HRP-Series stylus profilers measure step heights and roughness for SiC substrates and patterned wafer applications.
LEDs are becoming more commonly used in solid state lighting, television and notebook backlighting, and automotive applications. As LED device makers target aggressive cost and performance targets, they place significant emphasis on improved process control and yield during the manufacturing process.
KLA offers a portfolio of systems to help LED manufacturers reduce production costs and increase product output: Candela 8720, WI-2280, 8 Series, UltraMap, MicroXAM and Zeta optical profilers and P-Series and HRP-Series stylus profilers. The Candela 8720 substrate and epi wafer inspection system provides automated inspection and quality control of LED substrates, detecting defects that can impact device performance, yield and field reliability. The WI-2280 system is designed specifically for defect inspection and 2D metrology for LED applications. The 8 Series provides patterned wafer defect inspection capability for LED manufacturing. UltraMap provides wafer geometry measurements on sapphire wafers. The MicroXAM and Zeta optical profilers measure step height, texture and form for LED applications. The P Series and HRP-Series stylus profilers are metrology systems for measurement of step heights and roughness for LED substrates and patterned wafer applications. The Zeta-388 measures patterned sapphire substrates (“PSS”) and inspects for defects on high brightness LED substrates.
KLA offers a variety of products for the display market, including the ZetaScan Series defect inspector, SensArray Process Probe 2070, Zeta-300 optical profiler, P-17 OF stylus profiler, and the Nano Indenter nanomechanical tester.
The increasing demand for MEMS technology is coming from diverse industries such as automotive, space and consumer electronics. MEMS have the potential to transform many product categories by bringing together silicon-based microelectronics with micromachining technology, making possible the realization of complete systems-on-a-chip. KLA offers tools and techniques such as defect inspection and review, optical inspection and surface profiling for this emerging market, as highlighted in the product table at the conclusion of this “Products” section.
Data Storage Media/Head Manufacturing
Advancements in data storage are being driven by a wave of innovative consumer electronics with small form factors and immense storage capacities, as well as an increasing need for high-volume storage options to support remote computing and networking, such as cloud computing. Our process control and yield management solutions are designed to enable customers to rapidly understand and resolve complex manufacturing problems, which can help improve time to market and product yields. To support manufacturing of substrates, media and thin film head wafers, we offer a portfolio of metrology and defect inspection solutions, as highlighted in the product table at the conclusion of this “Products” section.
General Purpose/Lab Applications
A range of industries, including general scientific and materials research and optoelectronics, require measurements of surface topography and film thickness, to either control their processes or research new material characteristics. Typical surface metrology parameters that our tools address include flatness, roughness, curvature, peak-to-valley, asperity, waviness, texture, volume, sphericity, slope, density, stress, hardness, bearing ratio and step height (mainly in the micron to nanometer range). Film thickness measurements can also include determination of refractive index. We also offer a portfolio of high-throughput nanomechanical testers for material characterization, including hardness, modulus and adhesion.

Previous-Generation KLA Systems
Our KLA Pro group provides fully refurbished systems, remanufactured legacy systems, and enhancements and upgrades for previous-generation KLA systems. When a customer needs to move to the next manufacturing node, KLA’s Pro offerings can help maximize the value of the customer’s existing assets.
Specialty Semiconductor Process:
SPTS Technologies, a wholly-owned subsidiary of KLA, designs, manufactures and markets wafer processing solutions for the global semiconductor and related industries. It provides etch and deposition processes on a range of single wafer handling platforms for wafer sizes up to 330mm, as well as 400mm taped frame assemblies. These products include etch and deposition equipment designed to address advanced IC packaging manufacturing, and also manufacturing of devices such as MEMS, LEDs, high speed RF and power semiconductors. The technology and products of SPTS are used by universities, research institutes, and full-scale production companies.
The Omega family of plasma etch solutions includes the Rapier, Synapse, and ICP process modules. The latest generation Rapier deep reactive ion etch (“DRIE”) module etches large and small structures in silicon MEMS devices such as microphones, accelerometers and gyroscopes. The Si etch modules are also used in advanced packaging to create through-silicon vias, and to rapidly etch wafers to a thickness of less than 10µm for very high density die stacking. The Synapse module etches strongly bond materials such as wide bandgap compounds for power switches, and piezoelectric resonators. The ICP module is used in the manufacture of devices such as RF power amplifiers and vertical cavity surface emitting lasers (“VCSELs”) and etches materials including dielectrics and III-V and II-VI semiconductors.
The Mosaic Plasma Dicing solution includes the Rapier-S series of process modules and uses a non-contact etch process to singulate die on full thickness and taped-framed wafers. Because plasma dicing does not cause chipping or cracking, chip designers can place die much closer together, increasing die count per wafer. Plasma dicing does not degrade silicon strength and produces fewer defects than conventional dicing techniques. These characteristics are increasingly important for zero-defect automotive applications and die-to-die bonding.
The Sigma systems deposit conducting and insulating layers by physical vapor deposition (PVD), sometimes referred to as “sputtering.” For the advanced packaging market, the Sigma system is used to create redistribution and under-bump layers in fan-in and fan-out packages. For power management devices, thick conductor layers are deposited on the front side of the wafer, and solderable stacks on the backside. In the RF/MEMS space, the Sigma system is used to deposit uniform, stress-controlled piezoelectric films for bulk acoustic wave (“BAW”) high frequency filters.
The Delta plasma enhanced chemical vapor deposition (“PECVD”) systems are used for a wide range of dielectric applications within MEMS, compound semiconductor, photonics and advanced packaging industries. SPTS specializes in depositing silicon oxide and nitride layers at temperatures below 200°C, with tightly controlled stress and optical properties.
The Primaxx HF Release Etch products are used to remove sacrificial silicon oxide layers, primarily to release silicon microstructures in MEMS devices. SPTS’s proprietary dry process avoids stiction of released moving parts and subsequent damage to delicate structures, common issues with conventional wet processing technology.
The Xactix XeF2 Release Etch products are used for isotropic etching of silicon to release MEMS devices. As a vapor phase etchant, XeF2 avoids many of the problems typically associated with wet or plasma etch processes.
Single wafer platforms: SPTS offers a range of single wafer handling platforms for Omega, Sigma, Mosaic, Delta, Primaxx, and Xactix systems for volume production, R&D and pilot production environments.
The MVD system replaces traditional liquid coating processes with a highly reproducible molecular vapor deposition (“MVD”) alternative that is valuable for MEMS/BioMEMS manufacturing applications. The MVD system is also used for commercial applications requiring moisture barriers, anti-corrosion coatings, or release layers for imprinting.
The Magna system uses inkjet technology for three-dimensional printing of underfill dam structures and thick isolating layers in defined areas of a chip, for volume production applications.
JEText is the latest generation inkjet system for semiconductor package marking.

PCB, Display and Component Inspection:
Printed Circuit Board (“PCB”) Manufacturing
PCBs are the basic interconnect platforms for the electronic components that comprise all electronic equipment. An assembly of one or more PCBs on which desired components have been mounted forms an essential part of most electronic products. PCBs are manufactured in a series of complex steps, generally starting with a sheet of epoxy-fiberglass (or other material with electric insulating qualities), laminated with a conducting material such as copper. The conductor pattern is subsequently transferred to the substrate either through a direct imaging (“DI”) or photolithographic process and a chemical etching process, followed by removal of excess conducting material, leaving the desired conducting metal pattern printed on the layer.
Because PCBs are susceptible to various defects (electrical shorts, open circuits and insufficient or off-measure conductor widths), inspection is required throughout PCB production to identify such defects, which are then repaired, if possible. Early detection of these defects increases the possibility of successful repair and reduces the number of unusable boards, thereby reducing the overall cost to the manufacturer. Early detection and repair are particularly valuable in cases of multilayered and ‘build-up’ boards, wherein PCB layers are embedded inside the finished board.
KLA’s Orbotech subsidiary manufactures several solutions intended for use by manufacturers of PCBs to streamline and increase the efficiency and yield of PCB production.
Direct Imaging (“DI”)
Direct imaging technology enables the manufacture of higher density, more complex PCBs, with significantly higher yields and reduced manufacturing costs, through the elimination of artwork costs and the scrap created by contact printing. The DI involves the transfer of digital image data directly from the electronic media onto the photoresist or solder resist, thereby eliminating the need for exposing photoresist through a production photolithography tool. This process translates into fewer manufacturing steps, lower material costs and greater accuracy of layer-to-layer registration.
Orbotech’s direct imaging (DI) solutions include the Nuvogo series, the Paragon-Ultra series, and the Orbotech Diamond series. Nuvogo is an advanced DI series for substrate-like PCB (“SLP”), modified semi-additive process (“mSAP”), advanced high density interconnect (“HDI”), and flex and advanced multi-layer PCB (“MLB”) mass production. The Paragon-Ultra series serves complex applications including flip chip ball grid array (“FC-BGA”), flip chip-chip scale package (“FC-CSP”) and BGA/CSP. Orbotech Diamond is a high capacity, high throughput DI series to address challenging surface topographies.
Automated Optical Inspection (“AOI”)
PCB-AOI solutions are computerized, electro-optical systems for inspection and identification of defects in PCBs and photolithography tools at various stages of production. Orbotech’s AOI solutions include the Ultra Dimension series, the Ultra Fusion/Fusion series and the Discovery II series. The Ultra Dimension series incorporates pattern inspection, laser via inspection, remote multi-image verification and two-dimensional metrology, to offer advanced electronics manufacturers a way to significantly improve their quality and yield. The Ultra Dimension solutions are suitable for advanced IC substrates, substrate-like PCB (“SLP”), modified semi-additive process (“mSAP”), advanced HDI, flexible printed circuits and more. The Fusion/Ultra Fusion series inspection solutions include offerings for advanced IC substrates, SLP, mSAP, advanced HDI, flexible printed circuits and more. The Discovery II AOI series AOI handles inspection challenges for MLB, quick turnaround (“QTA”), flex and HDI mass production.
Automated Optical Shaping (“AOS”)
AOS solutions are designed to address certain limitations inherent in the manual repair of PCBs by enabling the automatic shaping of defects in PCB production. Such defects include excess copper (causing electrical shorts) and missing copper (causing electrical opens). Efficient shaping can reduce the scrapping of unusable panels during the manufacturing process, enabling a significant reduction in manufacturers’ overall manufacturing costs. Orbotech AOS solutions ablate the excess conductor material or add copper where missing, and are commonly used for advanced PCBs, where manual repair is not practical.
Orbotech’s Precise series is an automated solution for shaping both open and shorts defects for increasingly fine line/space circuitry. The PerFix series addresses excess copper defects for advanced IC substrates, fine line applications, SLP/mSAP, advanced flex applications, and complex HDI and MLB manufacturing.

Inkjet/Additive Printing
Additive printing refers to the stage in the PCB manufacturing process during which characters and other non-functional patterns (“legends”) are printed on the PCB. Using a digital, non-contact, additive-based printing technology, digital print heads release droplets of ink from small apertures directly onto a given medium to create the required image. The Sprint series is our flagship solution for additive printing.
Laser Drilling
Ultraviolet (“UV”) laser drilling is used to generate the interconnection (vias) between different layers in IC substrates for advanced packaging applications, where traditional mechanical drills or CO2 laser techniques cannot achieve the accuracy required. The Emerald 160 UV laser drilling solutions address challenging IC substrate, IC packaging and flex applications, including skiving and routing.
Laser Plotting
Laser plotters provide PCB manufacturers with the capability to quickly transform circuit designs on electronic media or design data retrieved from computer aided manufacturing (“CAM”) databases into accurate, reliable artwork for production photolithography tools. Orbotech’s LP-9 high speed laser plotters are designed for printing high density jobs on film that is subsequently used in the traditional PCB photolithography process.
Smart Factory/Industry 4.0
Orbotech Smart Factory is an Industry 4.0 compliant solution that delivers manufacturing intelligence to help manufacturers increase yield, improve production floor management and better track production trends.
Pre-Production
CAM and engineering solutions from Frontline P.C.B. Solutions Limited Partnership (“Frontline”), an Orbotech subsidiary, are designed for use in the PCB pre-production phase to facilitate automation and integration of the sales, tooling, production data and inspection needs associated with PCB production.
Display Manufacturing
Flat Panel Display (“FPDs”), which include liquid-crystal displays (“LCDs”), organic light-emitting diode (“OLED”) displays and other types of displays, are currently used for laptop and desktop computers, tablets, televisions, smartphones, public electronic signs, automotive displays, digital and video cameras, augmented reality/virtual reality (“AR/VR”), wearable devices and a variety of other devices for technical, medical, military, aerospace and consumer electronics applications. LCDs and OLEDs are susceptible to various defects, many of which result from the deposition, photolithography and etching processes used in their production. Detection and repair of these defects during the production process allows manufacturers to improve monitoring of their production processes, avoid the expense of further costly material and improve their yields.
Orbotech’s FPD AOI and test systems identify and classify defects that may impact the performance of the display panel, while our repair systems are designed to enable customers to repair defects, thereby further improving the manufacturer’s yield and grade (quality) of displays.
Automated Optical Inspection (“AOI”)
Orbotech’s automated optical inspection solutions accommodate all types of display panels up to and including Gen 10.5. The Quantum and FPI-6000 product lines inspect and classify defects to boost yield of high-volume LCD and flex OLED display production.
Electrical Testing
Orbotech’s electrical test systems detect, locate, quantify and characterize electrical, contamination and other defects in active matrix LCD and OLED displays after array fabrication. These systems determine whether individual pixels or lines of pixels are functional and also identify subtle defects such as variations in individual pixel voltage. These defect data files are then used for repair and statistical process control. The Array Checker and Accelon systems comprise Orbotech’s electrical testing portfolio.

Repair
Orbotech’s Prism and Array Saver systems repair defects of any shape and any pattern for high-end TVs and flex OLED displays.
Component Inspection
For packaged IC component inspection, the ICOS F160 system performs inspection and die sorting after wafer-level packages are tested and diced. Our packaged IC component inspector products, including the ICOS T890, inspect various semiconductor components that are handled in a tray, such as microprocessors or memory chips. Component inspection capability includes 3D coplanarity inspection, measurement of the evenness of the contacts, component height and two-dimensional (“2D”) surface inspection. The ICOS T3 and T7 Series tools provide high performance, fully automated optical inspection of packaged IC components, with either tray (T3) or tape (T7) output capability. Both incorporate the SPECTRUM and SIGMA modules, which produce increased 2D and 3D measurement sensitivity for improved detection of issues that affect final package quality. The MV Series provides several configurations to support fully automated or portable optical inspection of packaged integrated circuit components with tape or tray output.
Other:
KLA engages in the research, development and marketing of products for the deposition of thin film coating of various materials on crystalline silicon photovoltaic wafers for solar energy panels.
KLA Services:
Our services programs enable our customers in all business sectors to maintain the high performance and productivity of our products through a flexible portfolio of services. Whether a manufacturing site is producing integrated circuits, wafers, reticles, ICs, display or PCB products, our service teams collaborate with customers to determine the best products and services to meet technology and business requirements.

Product Table

SEGMENT	MARKETS	APPLICATIONS	PRODUCTS
Semiconductor Process Control
Chip and Wafer Manufacturing
Defect Inspection | Review
		Patterned Wafer	39xx, 29xx Series Puma™ Series Voyager™ 1015
		High Productivity and All Surface	CIRCL™ with 8 Series, CV350i, BDR300™ and Micro300 modules 8 Series
		Unpatterned Wafer/Surface	Surfscan® SPx Series
		Electron-beam Review	eDR72xx™ Series
		Data Analytics	Klarity® product family 5D Analyzer® RDC FabVision® ProDATA™
Metrology
		Overlay	Archer™ Series ATL™ Series
		Optical CD and Shape	SpectraShape™ product family
		Film Thickness/Index	SpectraFilm™ product family Aleris® product family Filmetrics F Series products
		Wafer Geometry and Topography	WaferSight™ Series PWG™ Series Microsense UltraMap® Series
		Edge Bead Removal	CIRCL™
		Ion Implant and Anneal	Therma-Probe® 680xp
		Resistivity	OmniMap® RS product family CIPTech® microHall® Series
		Magnetic Metrology	MicroSense PKMRAM, KerrMapper
		Surface Metrology	HRP® Series P Series Zeta™ Series
		Data Analytics	5D Analyzer®
In Situ Process Management
		Lithography, Plasma Etch, Deposition, CMP, Ion Implant, Wet Processing	SensArray® product family AMW
In Situ Data Analytics
		Lithography, Plasma Etch, Deposition, CMP, Ion Implant, Wet Processing	SensArray® PlasmaSuite, LithoSuite, ThermalSuite
Patterning Simulation
		Lithography Simulation	PROLITH™

SEGMENT	MARKETS	APPLICATIONS	PRODUCTS
Reticle Manufacturing and Quality Control
		Defect Inspection (mask shop)	Teron™ 600 Series, TeraScan™ 500XR
		Defect Inspection (wafer fab)	Teron™ SL6xx Series, X5.3™
		Defect Inspection (mask blanks)	FlashScan®
		Pattern Placement Metrology	LMS IPRO Series
		Data Analytics	RDC, Klarity®product family
Packaging Manufacturing
		Wafer-Level Packaging Inspection | Metrology	CIRCL™-AP, Kronos 1080, WI-2280, Zeta-5xx/6xx
		Automated Optical Inspection	Ultra Fusion™ VeriFine™ Ultra Dimension™
		Data Analytics	Klarity® product family
Compound Semiconductor | HDD Manufacturing
		LED, Photonics, RF Communications	8 Series, WI-2280, Candela® 8720, Zeta-388, MicroXAM Series, P Series, HRP® Series, MicroSense UltraMap® Series
		Power Devices	8 Series, WI-2280, Candela® 8520, MicroXAM Series, P Series, HRP® Series
		MEMS	8 Series, P Series, HRP®Series, MicroXAM Series, Zeta-20, Zeta-300, Zeta-388, Nano Indenter® G200X
		CPV Solar	ZetaScan Series, Zeta-20, Zeta-300 MicroSense PV-6060, UltraMap Series
		Display	ZetaScan Series, SensArray® Process Probe 2070, Zeta-300, P-17 OF, Nano Indenter® G200X
		Data Storage Media | Head Manufacturing	8 Series, Candela® 71xx, Candela® 63xx, HRP® Series, P Series, Zeta-20, MicroXAM Series MicroSense Polar Kerr, DiskMapper
		Data Analytics	Klarity® product family
General Purpose/Lab Applications
		Surface Metrology: Stylus Profiling	P Series, Alpha-Step® product family, HRP® Series
		Surface Metrology: Optical Profiling	MicroXAM Series, Zeta™ Series, Filmetrics Profilm3D
		Nanomechanical Testers	Nano Indenter® G200X, T150 UTM iMicro, iNano®
Specialty Semiconductor Process
Semiconductor Manufacturing
		Etch	Omega™ Series
		Plasma Dicing	Mosaic™ Series
		Deposition	Sigma™ Series Delta™ Series Primaxx™ Series Xactix™ Series MVD Series
		Additive Printing	Magna™ JEText™

SEGMENT	MARKETS	APPLICATIONS	PRODUCTS
PCB, Display and Component Inspection
Printed Circuit Boards
		Direct Imaging	Nuvogo™ Series Paragon™ Series Orbotech Diamond™ Series
		Automated Optical Inspection	Ultra Dimension™ Series Ultra Fusion™/ Fusion™ Series Discovery™ II Series
		Automated Optical Shaping	Precise™ Series Ultra PerFix™/ PerFix™ Series
		Inkjet / Additive Printing	Sprint™ Series
		UV Laser Drilling	Emerald™ 160 Series
		Laser Plotters	LP™-9 Family
		Computer Aided Engineering / Manufacturing	Frontline InCAM Series, InQuery, InPlan, InPlan Flex
Display
		Inspection	Orbotech Quantum™ Series FPI-6000
		Electrical Testing	Array Checker™ Accelon
		Repair	Orbotech Prism™ Array Saver™
Components
		Component Inspection	ICOS® F160, ICOS® T890, ICOS® T3 and T7 Series MV Series
Other
Photovoltaic Manufacturing
		Deposition	Aurora PECVD®
Customers
To support our growing global customer base, we maintain a significant presence throughout Asia, the United States and Europe, staffed with local sales and applications engineers, customer and field service engineers and yield management consultants. We count among our largest customers the leading semiconductor, semiconductor-related and electronic device manufacturers in each of these regions.
For the fiscal years ended June 30, 2019, 2018, and 2017, the following customers each accounted for more than 10% of total revenues primarily in Semiconductor Process Control segment:

Year ended June 30,
2019	2018	2017
Taiwan Semiconductor Manufacturing Company Limited	Samsung Electronics Co., Ltd.	Samsung Electronics Co., Ltd.
		Taiwan Semiconductor Manufacturing Company Limited
Our business depends upon the capital expenditures of semiconductor, semiconductor-related and electronic device manufacturers, which in turn is driven by the current and anticipated market demand for ICs, products utilizing ICs and other electronic components. We do not consider our business to be seasonal in nature, but it has historically been cyclical with respect to the capital equipment procurement practices of semiconductor manufacturers, and it is impacted by the investment patterns of such manufacturers in different global markets. Downturns in the semiconductor industry or other industries in which we operate, or slowdowns in the worldwide economy as well as customer consolidation could have a material adverse effect on our future business and financial results.

Sales, Service and Marketing
Our sales, service and marketing efforts are aimed at building long-term relationships with our customers. We focus on providing a single and comprehensive resource for the full breadth of process control, process-enabling and yield management solutions for manufacturing and testing wafers and reticles, integrated circuits (“IC” or “chip”), packaging, light emitting diodes, power devices, compound semiconductor devices, microelectromechanical systems, data storage, printed circuit boards and flat and flexible panel displays, as well as general materials research. Our customers benefit from the simplified planning and coordination, as well as the increased equipment compatibility, which are realized as a result of dealing with a single supplier for multiple products and services. Our revenues are derived primarily from product sales and related service contracts, mostly through our direct sales force.
We believe that the size and location of our field sales, service and applications engineering, and marketing organizations represent a competitive advantage in our served markets. We have direct sales forces in Asia, the United States and Europe. We maintain an export compliance program that is designed to meet the requirements of the United States Departments of Commerce and State.
As of June 30, 2019, we employed approximately 4,280 full-time sales and related personnel, service engineers and applications engineers. In addition to sales and service offices in the United States, we conduct sales, marketing and services out of subsidiaries or branches in other countries, including China, Germany, Israel, United Kingdom, Japan, Singapore, Korea and Taiwan. International revenues accounted for approximately 87%, 88% and 86% of our total revenues in the fiscal years ended June 30, 2019, 2018 and 2017, respectively. Additional information regarding our revenues from foreign operations for our last three fiscal years can be found in Note 17, “Segment Reporting and Geographic Information” to the Consolidated Financial Statements.
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
Backlog
Our backlog which represents our performance obligation to deliver products and services, totaled $1.84 billion and $1.62 billion as of June 30, 2019 and 2018, respectively, and primarily consists of sales orders where written customer requests have been received and a majority of the delivery is anticipated within the next 12 months. Orders for service contracts and unreleased products are included in the backlog. All orders are subject to risk of delays, pushouts, and cancellation by the customer, usually with limited or no penalties.
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

Research and Development
The market for semiconductor and electronics industries is characterized by rapid technological development and product innovation. These technical innovations are inherently complex and require long development cycles and appropriate professional staffing. We believe that continued and timely development of new products and enhancements to existing products are necessary to maintain our competitive position. Accordingly, we devote a significant portion of our human and financial resources to research and development programs and seek to maintain close relationships with customers to remain responsive to their needs. In addition, we may enter into certain strategic development and engineering programs whereby certain government agencies or other third parties fund a portion of our research and development costs. As of June 30, 2019, we employed approximately 2,710 full-time research and development personnel.
Our key research and development activities during the fiscal year ended June 30, 2019 involved the development of process control and yield management equipment aimed at addressing the challenges posed by shrinking device sizes, the transition to new production materials, new device and circuit architecture, more demanding lithography processes and new packaging techniques. For information regarding our research and development expenses during the last three fiscal years, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
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
Manufacturing, Raw Materials and Supplies
We perform system design, assembly and testing in-house and utilize an outsourcing strategy for the manufacture of components and major subassemblies. Our in-house manufacturing activities consist primarily of assembling and testing components and subassemblies that are acquired through third-party vendors and integrating those subassemblies into our finished products. Our principal manufacturing activities take place in the United States, Singapore, Israel, Germany, United Kingdom, Italy, and China. As of June 30, 2019, we employed approximately 1,690 full-time manufacturing personnel.
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
Competition
The worldwide market for technologically advanced, process control, process-enabling and yield management solutions used by semiconductor and electronics manufactures is highly competitive. In each of our product markets, we face competition from established and potential competitors, such as Applied Materials, Inc., ASML Holding N.V., Hitachi High-Technologies Corporation, Nanometrics, Inc. and Rudolph Technologies, Inc., some of which may have greater financial, research, engineering, manufacturing and marketing resources than we have. We may also face future competition from new market entrants from other overseas and domestic sources. We expect our competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved price and performance characteristics. We believe that, to remain competitive, we will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product and process research and development.
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
Although we consider patents and other intellectual property significant to our business, no single patent, copyright or trade secret is in itself essential to us as a whole or to any of our business segments.
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
Employees
As of June 30, 2019, we employed approximately 10,020 full-time employees. Except for our employees in Belgium (where a trade union delegation has been recognized) and our employees in the German operations of our MIE business unit (who are represented by employee works council), none of our employees are represented by a labor union. We have not experienced work stoppages and believe that our employee relations are good.

Competition is intense in the recruiting of personnel in the semiconductor and semiconductor equipment industry. We believe that our future success will depend, in part, on our continued ability to hire and retain qualified management, marketing and technical employees.
Glossary
This section provides definitions for certain industry and technical terms commonly used in our business, which are used elsewhere in this Item 1:

active matrix	A technology used in flat panel displays to control the imaging-produced active areas where the display pixels are located.

broadband	An illumination source with a wide spectral bandwidth.

computer-aided manufacturing (CAM)	An application technology that uses computer software and machinery to facilitate and automate manufacturing processes.

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

excursion	For a manufacturing step or process, a deviation from normal operating conditions that can lead to decreased performance or yield of the final product.

fab	The main manufacturing facility for processing semiconductor wafers.

flat panel display (FPD)	A display appliance that uses a thin panel design. Also includes flexible displays.

flexible printed circuit (FPC)	Flexible circuits in a device provide mechanical support and connect various electrical and mechanical components together using material that can be shaped, bent, twisted or folded.

front end	The processes that make up the first half of the semiconductor manufacturing process, from wafer start through final contact window processing.

high-density interconnect (HDI)	HDI PCBs have a higher wiring density per unit area, finer lines and spaces, smaller vias, smaller capture pads and higher connection pad density than conventional PCBs.

in situ	Refers to processing steps or tests that are done without moving the wafer. Latin for “in original position.”

interconnect	A highly conductive material, usually copper or aluminum, which carries electrical signals to different parts of a die.

liquid crystal display (LCD)	A flat panel display technology that uses a backlight to provide light to individual pixels arranged in a grid.

lithography	A process in which a masked pattern is projected onto a photosensitive coating that covers a substrate.

mask shop	A manufacturer that produces the reticles used by semiconductor manufacturers.

metrology	The science of measurement to determine dimensions, quantity or capacity. In the semiconductor industry, typical measurements include critical dimension, overlay and film thickness.

microelectromechanical systems (MEMS)	Micron-sized mechanical devices powered by electricity, created using processes similar to those used to manufacture IC devices.

micron	A metric unit of linear measure that equals 1/1,000,000 meter (10-6m), or 10,000 angstroms (the diameter of a human hair is approximately 75 microns).

Moore’s Law	An observation made by Gordon Moore in 1965 and revised in 1975 that the number of transistors on a typical integrated circuit doubles approximately every two years.

multi-layer boards (MLB)	A printed circuit board (PCB) made up of three or more conductive layers that are pressed together.

nanometer (nm)	One billionth (10-9) of a meter.

organic light emitting diode (OLED)	A flat panel display technology containing thin flexible sheets of an organic electroluminescent material, used for visual displays.

patterned	For semiconductor manufacturing and industries using similar processing technologies, refers to substrates that have electronic circuits (transistors, interconnects, etc.) fabricated on the surface.

photoresist	A radiation-sensitive material that, when properly applied to a variety of substrates and then properly exposed and developed, masks portions of the substrate with a high degree of integrity.

printed circuit board (PCB)	A board used to mechanically support and electrically connect various electrical and mechanical components.

process control	The ability to maintain specifications of products and equipment during manufacturing operations.

reticle	A very flat glass plate that contains the patterns to be reproduced on a wafer.

silicon on insulator (SOI)
A substrate technology comprised of a thin top silicon layer separated from the silicon substrate by a thin insulating layer of glass or silicon dioxide, used to improve performance and reduce the power consumption of IC circuits.

SLP/mSAP
Substrate-like PCB/modified semi-additive process is an advanced manufacturing process or technique that enables fine line and space patterns with higher manufacturing precision that maximizes circuit density.

substrate	A wafer or other material on which layers of various materials are added during the process of manufacturing semiconductor devices (circuits), flat panel displays or printed circuit boards.

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
In addition, we face a number of risks specific to ongoing changes in the semiconductor industry, as significant majority of our sales are our process control and yield management products sold to semiconductor manufacturers. Some of the trends that our management monitors in operating our business include the following:

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
We have a leveraged capital structure.
As of June 30, 2019, we had $3.45 billion aggregate principal amount of senior, unsecured long-term notes. Additionally, we have commitments for an unfunded Revolving Credit Facility of $1.00 billion under the Credit Agreement. We may incur additional indebtedness in the future by accessing the unfunded portion of our Revolving Credit Facility and/or entering into new financing arrangements. For example, at the same time we announced our intention to acquire Orbotech, we also announced a new stock repurchase program authorizing the repurchase up to $2.00 billion of our common stock, a large portion of which would be financed with new indebtedness. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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
Borrowings under our Revolving Credit Facility bear interest at a floating rate, and an increase in interest rates would require us to pay additional interest on any borrowings, which may have an adverse effect on the value and liquidity of our debt and the market price of our common stock could decline. The interest rate under our Revolving Credit Facility is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. Additionally, under our Revolving Credit Facility, we are required to comply with affirmative and negative covenants, which include the maintenance of certain financial ratios, the details of which can be found in Note 8, “Debt,” to our Consolidated Financial Statements.
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

•	an impairment of our ability to obtain additional financing in the future; and

•	obligations to comply with restrictive and financial covenants as noted in the above risk factor and Note 8, “Debt,” to our Consolidated Financial Statements.
Our ability to satisfy our future expenses as well as our new debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. Furthermore, our future operations may not generate sufficient cash flows to enable us to meet our future expenses and service our new debt obligations, which may impact our ability to manage our capital structure to preserve and maintain our investment grade rating. If our future operations do not generate sufficient cash flows, we may need to access money available for borrowing under our Revolving Credit Facility or enter into new financing arrangements to obtain necessary funds. If we determine it is necessary to seek additional funding for any reason, we may not be able to obtain such funding or, if funding is available, we may not be able to obtain it on acceptable terms. Any borrowings under our Revolving Credit Facility will place further pressure on us to comply with the financial covenants. If we fail to make a payment associated with our debt obligations, we could be in default on such debt, and such a default could cause us to be in default on our other obligations.

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
We have significant manufacturing operations in the United States, Singapore, Israel, Germany, United Kingdom, Italy, and China. In addition, our business is international in nature, with our sales, service and administrative personnel and our customers located in numerous countries throughout the world. Operations at our manufacturing facilities and our assembly subcontractors, as well as our other operations and those of our customers, are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, health epidemics, fire, earthquake, volcanic eruptions, energy shortages, flooding or other natural disasters. Such disruption could cause delays in, among other things, shipments of products to our customers, our ability to perform services requested by our customers, or the installation and acceptance of our products at customer sites. We cannot provide any assurance that alternate means of conducting our operations (whether through alternate production capacity or service providers or otherwise) would be available if a major disruption were to occur or that, if such alternate means were available, they could be obtained on favorable terms.
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
We have some exposure to fluctuations in foreign currency exchange rates, primarily the Japanese Yen, the euro, the pound sterling and the Israeli new shekel. We have international subsidiaries that operate and sell our products globally. In addition, an increasing proportion of our manufacturing activities are conducted outside of the United States, and many of the costs associated with such activities are denominated in foreign currencies. We routinely hedge our exposures to certain foreign currencies with certain financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations, but these hedges may be inadequate to protect us from currency exchange rate fluctuations. To the extent that these hedges are inadequate, or if there are significant currency exchange rate fluctuations in currencies for which we do not have hedges in place, our reported financial results or the way we conduct our business could be adversely affected. Furthermore, if a financial counterparty to our hedges experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material financial losses.
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
We are subject to tax and regulatory compliance audits (such as related to customs or product safety requirements) in various jurisdictions, and such jurisdictions may assess additional income or other taxes, penalties, fines or other prohibitions against us. Although we believe our tax estimates are reasonable and that our products and practices comply with applicable regulations, the final determination of any such audit and any related litigation could be materially different from our historical income tax provisions and accruals related to income taxes and other contingencies. In addition to and in connection with the Israel Tax Authority (“ITA”) Assessment described in more detail in Note 13, “Income Taxes” to our Consolidated Financial Statements, there is an ongoing criminal investigation against our Orbotech subsidiary, certain of its employees and its tax consultant that began prior to the Acquisition Date. We can make no assurances that an indictment will not result from the criminal investigation. The results of an audit or litigation could have a material adverse effect on our operating results or cash flows in the period or periods for which that determination is made.
A change in our effective tax rate can have a significant adverse impact on our business.
We earn profits in, and are therefore potentially subject to taxes in, the U.S. and numerous foreign jurisdictions, including Singapore, Israel and the Cayman Islands, the countries in which we earn the majority of our non-U.S. profits. Due to economic, political or other conditions, tax rates in those jurisdictions may be subject to significant change. A number of factors may adversely impact our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; changes in the tax rates imposed by those jurisdictions; expiration of tax holidays in certain jurisdictions that are not renewed; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions; changes in available tax credits; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws; changes in generally accepted accounting principles; and the repatriation of earnings from outside the U.S. for which we have not previously provided for U.S. taxes. A change in our effective tax rate can materially and adversely impact our results from operations.

In addition, recent changes to U.S. tax laws will significantly impact how U.S. multinational corporations are taxed on foreign earnings. Numerous countries are evaluating their existing tax laws due in part, to recommendations made by the Organization for Economic Co-operation and Development’s (“OECD’s”) Base Erosion and Profit Shifting (“BEPS”) project. As of December 31, 2018, we have completed our accounting for the tax effects of the Act, which was enacted into law on December 22, 2017. However, the recent U.S. tax law changes are subject to future guidance from U.S. federal and state governments, such as the Treasury Department and/or the IRS. Any future guidance can change our tax liability. A significant portion of the income taxes due to the enactment of the Act is payable by us over a period of eight years. As a result, our cash flows from operating activities will be adversely impacted until tax liability is paid in full.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our headquarters are located in Milpitas, California. As of June 30, 2019, we owned or leased a total of approximately 3.4 million square feet of space for research, engineering, marketing, service, sales and administration worldwide primarily in U.S., Israel, China, Singapore, Germany and Taiwan. Our operating leases expire at various times through November 7, 2028, subject to renewal, with some of the leases containing renewal option clauses at the fair market value, for additional periods up to five years. Additional information regarding these leases is incorporated herein by reference to Note 14, “Commitments and Contingencies” to the Consolidated Financial Statements. We believe our properties are adequately maintained and suitable for their intended use and that our production facilities have capacity adequate for our current needs.
Information regarding our principal properties as of June 30, 2019 is set forth below:

(Square Feet)	United States	Other Countries	Total
Owned(1)	727,302	695,048	1,422,350
Leased	426,535	1,519,614	1,946,149
Total	1,153,837	2,214,662	3,368,499
__________________

(1)	Includes 248,155 square feet of property owned at out location in Serangoon, Singapore, where the land on which this building resides is leased.

ITEM 3.	LEGAL PROCEEDINGS
The information set forth below under Note 15, “Litigation and Other Legal Matters” to the Consolidated Financial Statements is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol “KLAC.”
On August 1, 2019, we announced that our Board of Directors had declared a quarterly cash dividend of $0.75 per share to be paid on September 3, 2019 to stockholders of record as of the close of business on August 15, 2019.
As of July 19, 2019, there were 383 holders of record of our common stock.
Equity Repurchase Plans
The following is a summary of stock repurchases for each month during the fourth quarter of the fiscal year ended June 30, 2019(1):

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2019 to April 30, 2019	507,700	$123.81	$1,142,833,354
May 1, 2019 to May 31, 2019	1,693,619	$109.10	$958,067,283
June 1, 2019 to June 30, 2019	899,092	$110.53	$858,692,904
Total	3,100,411	$111.92
 __________________

(1)
Our Board of Directors authorized a program which permits us to repurchase up to $2.00 billion of our common stock, reflecting an increase from $1.00 billion upon the close of the Orbotech Acquisition. Shares are reported based on the trade date of the applicable repurchase.

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
The following graph compares the cumulative 5-year total return attained by stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index and the Philadelphia Semiconductor Index (PHLX). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from June 30, 2014 to June 30, 2019.

	June 2014	June 2015	June 2016	June 2017	June 2018	June 2019
KLA Corporation	$100.00	$99.11	$133.57	$171.34	$196.71	$233.26
S&P 500	$100.00	$107.42	$111.71	$131.70	$150.64	$166.33
PHLX Semiconductor	$100.00	$108.97	$113.07	$172.12	$222.22	$251.80
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

	Year ended June 30,
(In thousands, except per share amounts)	2019	2018	2017	2016	2015
Consolidated Statements of Operations(1)(2):
Total revenues	$4,568,904	$4,036,701	$3,480,014	$2,984,493	$2,814,049
Net income attributable to KLA(3)	$1,175,617	$802,265	$926,076	$704,422	$366,158
Cash dividends declared per share (including a special cash dividend of $16.50 per share declared during the three months ended December 31, 2014)	$3.00	$2.52	$2.14	$2.08	$18.50
Net income per share attributable to KLA:
Basic	$7.53	$5.13	$5.92	$4.52	$2.26
Diluted	$7.49	$5.10	$5.88	$4.49	$2.24

	As of June 30,
	2019	2018	2017	2016	2015
Consolidated Balance Sheets(1)(2):
Cash, cash equivalents and marketable securities	$1,739,385	$2,880,318	$3,016,740	$2,491,294	$2,387,111
Working capital(4)	$2,546,589	$3,334,730	$3,102,094	$2,868,062	$2,904,758
Total assets	$9,008,516	$5,638,619	$5,550,334	$4,977,076	$4,841,023
Long-term debt(5)	$3,173,383	$2,237,402	$2,680,474	$3,057,936	$3,173,435
Total KLA stockholders’ equity(5)	$2,659,108	$1,620,511	$1,326,417	$689,114	$421,439
__________

(1)
On July 1, 2018, we adopted ASC 606 using the modified retrospective transition approach. Results for reporting periods beginning after June 30, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the previous revenue guidance in ASC 605. Refer to Note 2, “Revenue” to our Consolidated Financial Statements for additional details.

(2)
On February 20, 2019, we completed the acquisition of Orbotech for total purchase consideration of approximately $3.26 billion. The operating results of Orbotech have been included in our Consolidated Financial Statements for the fiscal year ended June 30, 2019 from the Acquisition Date. For additional details, refer to Note 6 “Business Combinations” to our Consolidated Financial Statements.

(3)
Our net income decreased to $802.3 million in the fiscal year ended June 30, 2018, primarily as a result of the income tax effects from the enacted tax reform legislation through the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017. Our net income was $366.2 million in the fiscal year ended June 30, 2015, primarily as a result of the impact of the pre-tax net loss of $131.7 million for the loss on extinguishment of debt and certain one-time expenses of $2.5 million associated with the leveraged recapitalization that was completed during the three months ended December 31, 2014.

(4)
We adopted the accounting standards update regarding classification of deferred taxes on a prospective basis at the beginning of the fourth quarter of fiscal year ended 2016. Upon adoption, approximately $218.0 million in net current deferred tax assets were reclassified to noncurrent. No prior periods were retrospectively adjusted.

(5)
Our long-term debt increased to $3.17 billion at the end of fiscal year ended June 30, 2019, because we issued $1.20 billion aggregate principal amount of senior, unsecured long-term notes. Refer to Note 8, “Debt” to our Consolidated Financial Statements for additional details. Our total stockholders’ equity decreased to $421.4 million at the end of fiscal year ended June 30, 2015, because, as part of our leveraged recapitalization plan, we declared a special cash dividend of approximately $2.76 billion. Refer to Note 9, “Equity, Long-term Incentive Compensation Plans and Non-Controlling Interest” to the Consolidated Financial Statements for additional details.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8, “Financial Statements and Supplementary Data,” in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in Item 1A, “Risk Factors” and elsewhere in this Annual Report on Form 10-K. (See “Special Note Regarding Forward-Looking Statements”). Pursuant to the FAST Act Modernization and Simplification of Regulation S-K, discussions related to the changes in results of operations from fiscal year 2018 to fiscal year 2017 have been omitted. Such omitted discussion can be found under Item 7 of our annual Form 10-K for the fiscal year ended June 30, 2018, filed with the SEC.
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
Through the acquisition of Orbotech, Ltd. (“Orbotech”), we have expanded our reach in the electronics value chain to include technologically advanced, yield-enhancing and process-enabling solutions to address various manufacturing stages of Printed Circuit Boards (“PCB”), Flat Panel Displays (“FPD”), Specialty Semiconductor Devices (“SD”) and other electronic components. The products include Automated Optical Inspection (“AOI”), Automated Optical Shaping (“AOS”), Direct Imaging (“DI”), additive printing, laser drilling, laser plotters, Computer aided manufacturing (“CAM”) and engineering solutions for PCB and additional adjacent electronics component manufacturing, as well as AOI, test, repair and process monitoring systems for FPD manufacturing and vacuum process tools for etch, Physical Vapor Deposition (“PVD”), Molecular Vapor Deposition (“MVD”) and Chemical Vapor Deposition (“CVD”) solutions for SD manufacturing.
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
Subsequent to the Orbotech Acquisition, we changed our organizational structure resulting in four reportable segments: Semiconductor Process Control, Specialty Semiconductor Process, PCB, Display and Component Inspection, and Other. Prior period results have been recast to conform to the current presentation.
Our view of the current wafer fab equipment demand climate is aligned with consensus industry analyst expectations for the calendar year 2019, which reflects a decline in capital equipment spending by memory customers. In contrast to the memory business, capital equipment spending by foundry and logic customers at the leading edge has begun to ramp up, and the momentum is expected to continue in calendar year 2019. We have already seen our mix of business begin to shift toward increased purchases by logic and foundry customers as a percentage of total sales, and we expect spending from these customers to continue to remain strong. Because of a more diversified semiconductor device-end demand, and disciplined capacity planning by wafer fab equipment customers, we believe the long-term growth dynamics for the industry remain strong. While manufacturers of PCBs, FPDs, SDs and other electronic components create different products for diverse end-markets, they share similar production challenges in an increasingly competitive environment.

The following table sets forth some of our key consolidated financial information for each of our last three fiscal years(1):

	Year ended June 30,
(Dollar amounts in thousands, except diluted net income per share)	2019	2018	2017
Total revenues	$4,568,904	$4,036,701	$3,480,014
Costs of revenues	$1,869,377	$1,446,041	$1,286,215
Gross margin percentage	59%	64%	63%
Net income attributable to KLA(2)	$1,175,617	$802,265	$926,076
Diluted net income per share attributable to KLA	$7.49	$5.10	$5.88
__________________

(1)
On July 1, 2018, we adopted ASC 606 using the modified retrospective transition approach. Results for reporting periods beginning after June 30, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the previous revenue guidance in ASC 605.

(2)
Our net income attributable to KLA decreased to $802.3 million in the fiscal year ended June 30, 2018, primarily as a result of the income tax effects from the enacted tax reform legislation through the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017.

Total revenues during the fiscal year ended June 30, 2019 increased by 13% compared to the fiscal year ended June 30, 2018. Our year over year revenue growth reflected strong demand in the semiconductor process control market, growth in service revenues, and additional revenues from the Orbotech business which was acquired in the fiscal year ended June 30, 2019.

Acquisition of Orbotech, Ltd.
On February 20, 2019, we completed the acquisition of Orbotech for total purchase consideration of approximately $3.26 billion. Orbotech’s core business enables electronic device manufacturers to inspect, test and measure printed circuit boards and flat panel displays to verify their quality; pattern electronic circuitry on substrate and perform three-dimensional shaping of metalized circuits on multiple surfaces; and utilize advanced vacuum deposition and etching process in semiconductor device and semiconductor manufacturing and to perform laser drilling of electronic substrates. For additional details on the financial statement impacts of the Orbotech acquisition, refer to Note 6 “Business Combinations” to our Consolidated Financial Statements.
In addition, our Board of Directors has authorized a share repurchase of up to $2.00 billion of our common stock, reflecting an increase from $1.00 billion upon the close of the Orbotech Acquisition. We raised approximately $1.20 billion in new long-term debt financing to partially refinance our existing debt, to repurchase shares and for general corporate purposes. For additional details, refer to Note 8, “Debt”, and Note 10, “Stock Repurchase Program” to our Consolidated Financial Statements.
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
Installation services include connecting and validating configuration of the product. In addition, several testing protocols are completed to confirm the equipment is performing to customer specifications. Revenues from product installation are deferred and recognized at a point in time, once installation is complete.
Significant Judgments
Our contracts with our customers often include promises to transfer multiple products and services. Each product and service is generally capable of being distinct within the context of the contract and represents a separate performance obligation. Determining the SSP for each distinct performance obligation and allocation of consideration from an arrangement to the individual performance obligations and the appropriate timing of revenue recognition are significant judgments with respect to these arrangements. We typically estimate the SSP of products and services based on observable transactions when the products and services are sold on a standalone basis and those prices fall within a reasonable range. We typically have more than one SSP for individual products and services due to the stratification of these products by customers and circumstances. In these instances, we use information such as the size of the customer, geographic region, as well as customization of the products in determining the SSP. In instances where the SSP is not directly observable, we determine the SSP using information that includes market conditions, entity-specific factors, including discounting strategies, information about the customer or class of customer that is reasonably available and other observable inputs. While changes in the allocation of SSP between performance obligations will not affect the amount of total revenue recognized for a particular contract, any material changes could impact the timing of revenue recognition, which could have a material effect on our financial position and result of operations.
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
Contract Assets/Liabilities
The timing of revenue recognition, billings and cash collections may result in accounts receivable, contract assets, and contract liabilities (deferred revenue) on our Consolidated Balance Sheets. A receivable is recorded in the period we deliver products or provide services when we have an unconditional right to payment. Contract assets primarily relate to the value of products and services transferred to the customer for which the right to payment is not just dependent on the passage of time. Contract assets are transferred to receivable when rights to payment become unconditional.
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

Contract assets and liabilities related to rights and obligations in a contract are recorded net in the Consolidated Balance Sheets. Upon the adoption of ASC 606, deferred costs of revenue are included in other current assets while under the legacy guidance deferred costs of revenue was included in deferred system profit.
Business Combinations. Accounting for business combinations requires management to make significant estimates and assumptions to determine the fair values of assets acquired and liabilities assumed at the acquisition date. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based, in part, on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain acquired intangible assets include, but are not limited to future expected cash flows including revenue growth rate assumptions from product sales, customer contracts and acquired technologies, expected costs to develop in-process research and development into commercially viable products, estimated cash flows from the projects when completed, including assumptions associated with the technology migration curve, estimated royalty rates used in valuing technology related intangible assets, and discount rates. The discount rates used to discount expected future cash flows to present value are typically derived from a weighted-average cost of capital analysis and adjusted to reflect inherent risks. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results.
We allocate the fair value of the purchase price of our acquisitions to the tangible assets acquired, liabilities assumed, and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess of the fair value of the purchase price over the fair values of these net tangible and intangible assets acquired is recorded as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the measurement period, which will not exceed one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of the purchase price of our acquisitions, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Operations.
The fair value of IPR&D is initially capitalized as an intangible asset with an indefinite life and assessed for impairment thereafter whenever events or changes in circumstances indicate that the carrying value of the IPR&D assets may not be recoverable. Impairment of IPR&D is recorded to research and development expenses. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized to costs of revenues over the asset’s estimated useful life.
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
Allowance for Doubtful Accounts. A majority of our accounts receivable are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, we perform ongoing credit evaluations of our customers’ financial condition. An allowance for doubtful accounts is maintained for probable credit losses based upon our assessment of the expected collectibility of the accounts receivable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance. We take into consideration (1) any circumstances of which we are aware of a customer’s inability to meet its financial obligations; and (2) our judgments as to prevailing economic conditions in the industry and their impact on our customers. If circumstances change, such that the financial conditions of our customers are adversely affected and they are unable to meet their financial obligations to us, we may need to record additional allowances, which would result in a reduction of our net income.

Accounting for Stock-Based Compensation Plans. We account for stock-based awards granted to employees for services based on the fair value of those awards. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value for restricted stock units granted without “dividend equivalent” rights is determined using the closing price of our common stock on the grant date, adjusted to exclude the present value of dividends which are not accrued on the restricted stock units. The fair value for restricted stock units granted with “dividend equivalent” rights is determined using the closing price of our common stock on the grant date. The award holder is not entitled to receive payments under dividend equivalent rights unless the associated restricted stock unit award vests (i.e., the award holder is entitled to receive credits, payable in cash or shares of our common stock, equal to the cash dividends that would have been received on the shares of our common stock underlying the restricted stock units had the shares been issued and outstanding on the dividend record date, but such dividend equivalents are only paid subject to the recipient satisfying the vesting requirements of the underlying award). Compensation expense for restricted stock units with performance metrics is calculated based upon expected achievement of the metrics specified in the grant, or when a grant contains a market condition, the grant date fair value using a Monte Carlo simulation. The Monte Carlo simulation incorporates estimates of the potential outcomes of the market condition on the grant date fair value of each award. Additionally, we estimate forfeitures based on historical experience and revise those estimates in subsequent periods if actual forfeitures differ from the estimated amounts. The fair value is determined using a Black-Scholes valuation model for purchase rights under our Employee Stock Purchase Plan. The Black-Scholes option-pricing model requires the input of assumptions, including the option’s expected term and the expected price volatility of the underlying stock. The expected stock price volatility assumption is based on the market-based historical implied volatility from traded options of our common stock.
Contingencies and Litigation. We are subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We accrue a liability and recognize as expense the estimated costs expected to be incurred to defend or settle asserted and unasserted claims existing as of the balance sheet date. See Note 14, “Commitments and Contingencies” and Note 15, “Litigation and Other Legal Matters” to our Consolidated Financial Statements for additional details.
Goodwill and Purchased Intangible Assets. We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived purchased intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. See Note 7, “Goodwill and Purchased Intangible Assets” to the Consolidated Financial Statements for additional details. Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in each business combination. We performed our annual qualitative assessment of the goodwill by reporting unit during the third quarter of the fiscal year ended June 30, 2019 and concluded that there was no impairment. In addition, as a result of the Orbotech Acquisition, we updated our organizational structure and performed a qualitative assessment of the goodwill for our reporting units, which were impacted by the organizational change, and concluded that there were no impairment indicators affecting the valuation of goodwill subsequent to our annual impairment test. The next annual evaluation of the goodwill by reporting unit will be performed in the third quarter of the fiscal year ending June 30, 2020.
If we were to encounter challenging economic conditions, such as a decline in our operating results, an unfavorable industry or macroeconomic environment, a substantial decline in our stock price, or any other adverse change in market conditions, we may be required to perform quantitative goodwill impairment analysis. In addition, if such conditions have the effect of changing one of the critical assumptions or estimates we use to calculate the value of our goodwill or intangible assets, we may be required to record goodwill and/or intangible asset impairment charges in future periods, whether in connection with our next annual impairment assessment or prior to that, if any triggering event occurs outside of the quarter during which the annual goodwill impairment assessment is performed. It is not possible at this time to determine if any such future impairment charge would occur or, if it does, whether such charge would be material to our results of operations.
Income Taxes. We account for income taxes in accordance with the authoritative guidance, which requires income tax effects for changes in tax laws are recognized in the period in which the law is enacted.
Transition tax liability is recognized in the period when the change in the U.S. tax law was enacted and the income tax effects are recorded as a component of provision for income taxes from continuing operations. Several inputs were considered in the calculation, such as the calculation of the post-1986 foreign earnings and profit (“E&P”), income tax pools for all foreign subsidiaries, and the amount of those earnings held in cash and other specified assets. We applied the current interpretations from the U.S. federal and state governments and regulatory organization in its calculation of the transition tax liability.

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
We record income taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the U.S. Our effective tax rate would be adversely affected if we change our intent or if such undistributed earnings are needed for U.S. operations because we would be required to provide or pay income taxes on some or all of these undistributed earnings.
Global Intangible Low-Taxed Income. The Tax Cuts and Jobs Act (the “Act”) includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. This income will effectively be taxed at a 10.5% tax rate in general. As a result, our deferred tax assets and liabilities were being evaluated to determine if the deferred tax assets and liabilities should be recognized for the basis differences expected to reverse as a result of GILTI provisions that are effective for us after the fiscal year ending June 30, 2018, or should the tax on GILTI provisions be recognized as period costs in each year incurred. We elected to account for GILTI as a component of current period tax expense starting from the first quarter of the fiscal year ending June 30, 2019.
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
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including those recently adopted and the expected dates of adoption as well as estimated effects, if any, on our Consolidated Financial Statements of those not yet adopted, see Note 1, “Description of Business and Summary of Significant Accounting Policies” of the notes to our Consolidated Financial Statements.

RESULTS OF OPERATIONS
Revenues and Gross Margin
On July 1, 2018, we adopted ASC 606 using the modified retrospective transition approach. Results for reporting periods beginning after June 30, 2018 are presented under ASC 606, while prior period amounts are presented under legacy guidance. For additional details, refer to Note 2 “Revenue” to our Consolidated Financial Statements.

	Year ended June 30,
(Dollar amounts in thousands)	2019	2018	2017	FY19 vs. FY18		FY18 vs. FY17
Revenues:
Product	$3,392,243	$3,160,671	$2,703,934	$231,572	7%	$456,737	17%
Service	1,176,661	876,030	776,080	300,631	34%	99,950	13%
Total revenues	$4,568,904	$4,036,701	$3,480,014	$532,203	13%	$556,687	16%
Costs of revenues	$1,869,377	$1,446,041	$1,286,215	$423,336	29%	$159,826	12%
Gross margin percentage	59%	64%	63%	(5)%		1%
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
The increase in product revenues by 7% in the fiscal year ended June 30, 2019 compared to the prior year is primarily attributable to product revenue from our newly acquired Orbotech business, increased investments from our foundry and wafer customers, and a favorable impact from the adoption of ASC 606 due to our earlier timing of transfer of control, partially offset by a lower products shipments to customers in the memory business.
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
The increase in service revenues by 34% in the fiscal year ended June 30, 2019 compared to the prior year is primarily attributable to service revenues from our newly acquired Orbotech business, the impact of adoption of ASC 606 whereby revenue from the standard warranty represents a separate performance obligation and included in our services revenue, and an increase in the number of systems installed at our customers’ sites.
Revenues by segment(1)

	Year ended June 30,
(Dollar amounts in thousands)	2019	2018	2017	FY19 vs. FY18		FY18 vs. FY17
Revenues:
Semiconductor Process Control	$4,080,822	$3,944,015	$3,408,876	$136,807	3%	$535,139	16%
Specialty Semiconductor Process	151,164	—	—	151,164	(3)	—	(3)
PCB, Display and Component Inspection(2)	332,810	92,516	71,557	240,294	(3)	20,959	(3)
Other	4,676	—	—	4,676	(3)	—	(3)
Total revenues	$4,569,472	$4,036,531	$3,480,433	$532,941	(3)	$556,098	(3)
__________

(1)
Segment revenues exclude corporate allocation and the effects of foreign exchange rates. For additional details, refer to Note 17, “Segment Reporting and Geographic Information” to our Consolidated Financial Statements.

(2)	Segment revenues for the fiscal years ended June 30, 2018 and 2017 include the component inspection business only.

(3)	No meaningful comparative information exists for the prior periods.

Fiscal Year 2019 compared with Fiscal Year 2018
Revenue from our Semiconductor Process Control segment increased by 3% primarily due to a strong demand from our customers in the patterning business, and growth in service revenues. The increase in revenues from Specialty Semiconductor Process, PCB, Display and Component Inspection and Other segments primarily relates to the Orbotech business which was acquired in February of 2019.
Fiscal Year 2018 compared with Fiscal Year 2017
Revenue from our Semiconductor Process Control segment increased by 16%, primarily due to increases from sales of both our wafer inspection and patterning products as our customers continue to invest in the process control and services, and an increase in the number of post-warranty systems installed at our customers’ sites over this time period.
Revenues - Top Customers
The following customers each accounted for more than 10% of our total revenues primarily in Semiconductor Process Control segment for the indicated periods:

Year ended June 30,
2019	2018	2017
Taiwan Semiconductor Manufacturing Company Limited	Samsung Electronics Co., Ltd.	Samsung Electronics Co., Ltd.
		Taiwan Semiconductor Manufacturing Company Limited
Revenues by region
Revenues by region for the periods indicated were as follows:

	Year ended June 30,
(Dollar amounts in thousands)	2019		2018		2017
China	$1,215,807	27%	$643,033	16%	$412,098	12%
Taiwan	1,105,726	24%	636,363	16%	1,104,307	32%
North America	596,452	13%	494,330	12%	523,024	14%
Korea	584,091	13%	1,178,601	29%	688,094	20%
Japan	581,529	13%	638,358	16%	351,202	10%
Europe & Israel	305,924	7%	300,883	7%	263,789	8%
Rest of Asia	179,375	3%	145,133	4%	137,500	4%
Total	$4,568,904	100%	$4,036,701	100%	$3,480,014	100%
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

The following table summarizes the major factors that contributed to the changes in gross margin percentage:

Gross Margin Percentage
Fiscal year ended June 30, 2017	63.0%
Revenue volume of products and services	0.8%
Mix of products and services sold	0.9%
Manufacturing labor, overhead and efficiencies	(0.4)%
Other service and manufacturing costs	(0.2)%
Fiscal year ended June 30, 2018	64.1%
Revenue volume of products and services	(1.0)%
Mix of products and services sold	0.7%
Manufacturing labor, overhead and efficiencies	(1.6)%
Other service and manufacturing costs	(0.5)%
Impact from acquisition of Orbotech	(2.6)%
Fiscal year ended June 30, 2019	59.1%
Changes in gross margin percentage, which are driven by the revenue volume of products and services, reflect our ability to leverage existing infrastructure to generate higher revenues. It also includes the effect of fluctuations in foreign exchange rates, average customer pricing and customer revenue deferrals associated with volume purchase agreements. Changes in gross margin percentage from the mix of products and services sold, reflect the impact of changes within the composition of product and service offerings, and amortization of inventory fair value adjustments from business combinations. Changes in gross margin percentage from manufacturing labor, overhead and efficiencies reflect our ability to manage costs and drive productivity as we scale our manufacturing activity to respond to customer requirements, and amortization of intangible assets. Changes in gross margin percentage from other service and manufacturing costs include the impact of customer support costs, including the efficiencies with which we deliver services to our customers, and the effectiveness with which we manage our production plans and inventory risk.
The decrease in our gross margin to 59.1% from 64.1% during the fiscal year ended June 30, 2019 is primarily attributable to the acquisition of Orbotech, which historically had lower product gross margins, an increase in service and manufacturing costs, and a lower revenue volume of products and services. These trends were partially offset by a favorable mix of products and services sold.
Segment gross margin(1)

	Year ended June 30,
(Dollar amounts in thousands)	2019	2018	2017	FY19 vs. FY18		FY18 vs. FY17
Segment gross margin:
Semiconductor Process Control	$2,590,434	$2,554,223	$2,160,747	$36,211	1%	$393,476	18%
Specialty Semiconductor Process	78,800	—	—	78,800	(3)	—	(3)
PCB, Display and Component Inspection(2)	155,765	38,428	30,914	117,337	(3)	7,514	(3)
Other	1,102	—	—	1,102	(3)	—	(3)
	$2,826,101	$2,592,651	$2,191,661	$233,450	(3)	$400,990	(3)
_________________

(1)
Segment gross margin is calculated as segment revenues less segment cost of revenues and excludes corporate allocation and the effects of foreign exchange rates, amortization of intangible assets, inventory fair value adjustments, and acquisition related costs. For additional details, refer to Note 17, “Segment Reporting and Geographic Information” to our Consolidated Financial Statements.

(2)	Segment gross margin in the fiscal year ended June 30, 2018 and 2017 include the component inspection business only.

(3)	No meaningful comparative information exists for the prior periods.

Fiscal Year 2019 compared with Fiscal Year 2018
The primary factors impacting the performance of our segment gross margins are summarized as follows:

•	Semiconductor Process Control segment gross margin remained relatively consistent from prior years.

•	The segment gross margins of Specialty Semiconductor Process, PCB, Display and Component Inspection and Other segments primarily relate to the Orbotech business, which was acquired in February 2019.
Fiscal Year 2018 compared with Fiscal Year 2017
The primary factors impacting the performance of our segment gross margins are summarized as follows:

•
Semiconductor Process Control segment gross margin increased primarily due to a favorable mix of products and services sold, a higher revenue volume of products and services, and lower customer support costs, partially offset by higher manufacturing and service costs to support increased volume of product shipments.

•	There were no segment gross margins in Specialty Semiconductor Process and Other segments as both segments relate to the Orbotech business, which was acquired in February 2019.
Research and Development (“R&D”)

	Year ended June 30,
(Dollar amounts in thousands)	2019	2018	2017	FY19 vs. FY18		FY18 vs. FY17
R&D expenses	$711,030	$608,531	$526,688	$102,499	17%	$81,843	16%
R&D expenses as a percentage of total revenues	16%	15%	15%	1%		—%
R&D expenses may fluctuate with product development phases and project timing as well as our R&D efforts. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs, and other expenses.
R&D expenses during the fiscal year ended June 30, 2019 were higher compared to the fiscal year ended June 30, 2018, primarily due to an increase in employee-related expenses of $36.2 million as a result of additional engineering headcount and higher employee benefit costs, an increase in depreciation expense of $5.1 million, and $55.7 million of expenses from the Orbotech business.
Our future operating results will depend significantly on our ability to produce products and provide services that have a competitive advantage in our marketplace. To do this, we believe that we must continue to make substantial and focused investments in our research and development. We remain committed to product development in new and emerging technologies.
Selling, General and Administrative (“SG&A”)

	Year ended June 30,
(Dollar amounts in thousands)	2019	2018	2017	FY19 vs. FY18		FY18 vs. FY17
SG&A expenses	$599,124	$442,304	$388,211	$156,820	35%	$54,093	14%
SG&A expenses as a percentage of total revenues	13%	11%	11%	2%		—%
SG&A expenses during the fiscal year ended June 30, 2019 were higher compared to the fiscal year ended June 30, 2018, primarily due to an increase in employee-related expenses of $11.1 million as a result of additional headcount, and higher employee benefit costs, an increase in acquisition-related expenses of $22.0 million, $10.9 million of stock-based compensation expense acceleration for certain equity awards for Orbotech employees and $91.8 million of expenses from the Orbotech business, including $30.2 million of amortization expense for acquired intangible assets.

Interest Expense and Other Expense (Income), Net

	Year ended June 30,
(Dollar amounts in thousands)	2019	2018	2017
Interest expense	$124,604	$114,376	$122,476
Other expense (income), net	$(31,462)	$(30,482)	$(16,822)
Interest expense as a percentage of total revenues	3%	3%	4%
Other expense (income), net as a percentage of total revenues	1%	1%	—%
The increase in interest expense during the fiscal year ended June 30, 2019 compared to the fiscal year ended June 30, 2018, was primarily due to interest on the $1.20 billion Senior Notes issued in March 2019.
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
The increase in other expense (income), net during the fiscal year ended June 30, 2019 compared to the fiscal year ended June 30, 2018 was primarily due to an increase in interest income of $3.7 million, partially offset by an increase in accruals related to uncertain tax positions of $2.6 million.
Provision for Income Taxes
The following table provides details of income taxes:

	Year ended June 30,
(Dollar amounts in thousands)	2019	2018	2017
Income before income taxes	$1,296,231	$1,455,931	$1,173,246
Provision for income taxes	$121,214	$653,666	$247,170
Effective tax rate	9.4%	44.9%	21.1%
Our effective tax rate during the fiscal years ended June 30, 2019 and June 30, 2018 was impacted by the Tax Cuts and Jobs Act (“the Act”), which was enacted into law on December 22, 2017. Income tax effects resulting from changes in tax laws are accounted for by us in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted and the effects are recorded as a component of provision for income taxes from continuing operations. We have completed our accounting for the tax effects of the enactment of the Act. As a result, we recorded a tax benefit of $19.3 million during the year ended June 30, 2019 relating to the transition tax liability provided by the Act.
Tax expense was lower as a percentage of income before taxes during the fiscal year ended June 30, 2019 compared to the fiscal year ended June 30, 2018 primarily due to the impact of the following items:

•
Tax expense decreased by $49.9 million relating to the reduction of the U.S. federal corporate tax rate from 28.1% to 21% for the fiscal year ended June 30, 2019. The Act reduces the U.S. federal corporate tax rate from 35.0% to 21.0% as of January 1, 2018. The decrease in the U.S. federal corporate tax rate from 35.0% to 21.0% results in a blended statutory tax rate of 28.1% for the fiscal year ended June 30, 2018;

•
Tax expense decreased by $320.2 million relating to the one -time transition tax recorded during the fiscal year ended June 30, 2018 on our total post-1986 earnings and profits (“E&P”) of which, prior to the enactment of the Act, was previously deferred from U.S. income taxes; and

•
Tax expense decreased by $102.1 million relating to the one-time re-measurement of our deferred tax assets and liabilities recorded during the fiscal year ended June 30, 2018 based on the Act’s new corporate tax rate of 21.0%.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses incurred in connection with acquisitions, research and development credits as a percentage of aggregate pre-tax income, non-taxable or non-deductible increases or decreases in the assets held within our Executive Deferred Savings Plan, the tax effects of employee stock activity, and the effectiveness of our tax planning strategies.

In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to federal income tax examinations for all years beginning from the fiscal year ended June 30, 2016 and are under U.S. federal income tax examination for the fiscal year ended June 30, 2016. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2015. We are also subject to examinations in other major foreign jurisdictions, including Singapore and Israel, for all years beginning from the calendar year ended December 31, 2012. We are under audit in Germany related to Orbotech for the years ended December 31, 2013 to December 31, 2015. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material adverse effect on our results of operations or cash flows in the period or periods for which that determination is made.
In May 2017, Orbotech received an assessment from the ITA with respect to its fiscal years 2012 through 2014 (the “Assessment”, and the “Audit Period”, respectively), for an aggregate amount of tax against us, after offsetting all NOLs for tax purposes available through the end of 2014, of approximately NIS 218 million (approximately $61.0 million as of June 30, 2019), which amount includes related interest and linkage differentials to the Israeli consumer price index (as of date of the Assessment). We believe our recorded unrecognized tax benefits are sufficient to cover the resolution of the Assessment.
On August 31, 2018, Orbotech filed an objection in respect of the tax assessment (the “Objection”). Orbotech is now in the process of the second stage, in which the claims raised by it in the Objection are examined by different personnel at the Israel Tax Authority (“ITA”). In addition, the ITA can examine additional items and may assess additional amounts in the second stage. The second stage must be completed within one year of when the Objection was filed.

Liquidity and Capital Resources

	As of June 30,
(Dollar amounts in thousands)	2019	2018	2017
Cash and cash equivalents	$1,015,994	$1,404,382	$1,153,051
Marketable securities	723,391	1,475,936	1,863,689
Total cash, cash equivalents and marketable securities	$1,739,385	$2,880,318	$3,016,740
Percentage of total assets	19%	51%	54%

	Year ended June 30,
(In thousands)	2019	2018	2017
Cash flows:
Net cash provided by operating activities	$1,152,632	$1,229,120	$1,079,665
Net cash (used in) provided by investing activities	(1,180,982)	291,618	(560,886)
Net cash used in financing activities	(360,005)	(1,270,103)	(472,805)
Effect of exchange rate changes on cash and cash equivalents	(33)	696	(1,411)
Net (decrease) increase in cash and cash equivalents	$(388,388)	$251,331	$44,563
Cash and Cash Equivalents and Marketable Securities:
As of June 30, 2019, our cash, cash equivalents and marketable securities totaled $1.74 billion, which represents a decrease of $1.14 billion from June 30, 2018. The decrease is mainly due to $1.82 billion paid to fund Orbotech and other business acquisitions, payment of dividends and dividend equivalents of $472.3 million, and stock repurchases of $1.10 billion, partially offset by the net proceeds from our 2019 Senior Notes of $1.18 billion, our cash generated from operations of $1.15 billion and net proceeds of $764.2 million from marketable securities transactions. As of June 30, 2019, $669.3 million of our $1.74 billion of cash, cash equivalents, and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to indefinitely reinvest $379.1 million of the cash, cash equivalents and marketable securities held by our foreign subsidiaries for which we assert that earnings are permanently reinvested. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay state and foreign taxes of approximately 1%-22% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued state and foreign tax on the remaining cash of $290.2 million of the $669.3 million held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.

Cash Dividends and Special Cash Dividend:
The total amount of regular quarterly cash dividends and dividends equivalents paid during the fiscal years ended June 30, 2019, 2018 and 2017 was $469.4 million, $395.6 million and $335.4 million, respectively. The increase in the amount of regular quarterly cash dividends and dividends equivalents paid during the fiscal year ended June 30, 2019 reflected the increase in the level of our regular quarterly cash dividend from $0.59 to $0.75 per share that were instituted during the three months ended June 30, 2018. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested restricted stock units (“RSUs”) with dividend equivalent rights was $7.3 million and $6.7 million as of June 30, 2019 and 2018, respectively. These amounts will be paid upon vesting of the underlying unvested RSUs as described in Note 9, “Equity, Long-term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements.
On August 1, 2019, we announced that our Board of Directors had declared a quarterly cash dividend of $0.75 per share. Refer to Note 19, “Subsequent Events” to the Consolidated Financial Statements for additional information regarding the declaration of our quarterly cash dividend announced subsequent to June 30, 2019.
On November 19, 2014, our Board of Directors declared a special cash dividend of $16.50 per share on our outstanding common stock. The declaration and payment of the special cash dividend was part of our leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 8, “Debt” that was completed during the three months ended December 31, 2014. The total amount of the special cash dividend accrued by us at the declaration date was substantially paid out during the three months ended December 31, 2014, except for the aggregate special cash dividend of $43.0 million that was accrued for the unvested RSUs and to be paid when such underlying unvested RSUs vest. During the second quarter of fiscal 2019, all of the special cash dividends accrued with respect to outstanding RSUs were vested and paid in full. We paid a special cash dividend with respect to vested restricted stock units during the fiscal years ended June 30, 2019, 2018 and 2017 of $2.9 million, $6.4 million and $8.6 million, respectively. Other than the special cash dividend declared during the three months ended December 31, 2014, we historically have not declared any special cash dividend. For details of the special cash dividend, refer to Note 9 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest,” to our Consolidated Financial Statements
Stock Repurchases:
The shares repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the fiscal years ended June 30, 2019 and 2018. The stock repurchase program is intended, in part, to offset shares issued in connection with the purchases under our Employee Stock Purchase Plan (“ESPP”) program and the vesting of employee restricted stock units.
Fiscal Year 2019 Compared to Fiscal Year 2018
Cash Flows from Operating Activities:
We have historically financed our liquidity requirements through cash generated from operations. Net cash provided by operating activities during the fiscal year ended June 30, 2019 decreased by $76.5 million compared to the fiscal year ended June 30, 2018, from $1.23 billion to $1.15 billion primarily as a result of the following factors:

•	An increase in accounts payable payments of approximately $58.0 million;

•	An increase in payments for employee-related expenses of approximately $51.0 million;

•	An increase in payments for merger and acquisition related expenses, net of cash outflow mostly related to the Orbotech acquisition of approximately $51.0 million;
These trends were partially offset by a decrease in income tax payments of $72.7 million, and an increase in collections of approximately $10.0 million.
Cash Flows from Investing Activities:
Net cash used in investing activities during the fiscal year ended June 30, 2019 was $1.18 billion compared to net cash provided by investing activities of $291.6 million during the fiscal year ended June 30, 2018. This increase was mainly due to $1.82 billion paid to fund Orbotech and other acquisitions, an increase in capital expenditures of $63.6 million, partially offset by higher net sales and maturities of marketable securities of $388.8 million.

Cash Flows from Financing Activities:
Net cash used in financing activities during the fiscal year ended June 30, 2019 decreased compared to the fiscal year ended June 30, 2018, from $1.27 billion to $360.0 million. This change was mainly impacted by net proceeds from the issuance of Senior Notes in March 2019 of $1.18 billion, partially offset by an increase in common stock repurchases of $892.0 million and an increase in dividend and dividend equivalent payments of $70.2 million due to an increase in our quarterly dividend from $0.59 to $0.75 per share.
Senior Notes:
In March 2019 and November 2014, we issued $1.20 billion and $2.50 billion, respectively (each a “2019 Senior Notes”, a “2014 Senior Notes”, and collectively the “Senior Notes”), aggregate principal amount of senior, unsecured long-term notes.
The interest rate specified for each series of the 2014 Senior Notes will be subject to adjustments from time to time if Moody’s Investor Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“S&P”) or, under certain circumstances, a substitute rating agency selected by us as a replacement for Moody’s or S&P, as the case may be (a “Substitute Rating Agency”), downgrades (or subsequently upgrades) its rating assigned to the respective series of the 2014 Senior Notes such that the adjusted rating is below investment grade. Unlike the 2014 Senior Notes, the interest rate for each series of the 2019 Senior Notes will not be subject to such adjustments. During the three months ended June 30, 2018, we entered into a series of forward contracts (the “2018 Rate Lock Agreements”) to lock the benchmark interest rate with notional amount of $500.0 million in aggregate. In October 2014, we entered into a series of forward contracts to lock the 10-year treasury rate (“benchmark rate”) on a portion of the 2014 Senior Notes with a notional amount of $1.00 billion in aggregate. For additional details, refer to Note 17, “Derivative Instruments and Hedging Activities” and Note 8 “Debt” to our Consolidated Financial Statements.
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
As of June 30, 2019, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility:
In November 2017, we entered into a Credit Agreement (the “Credit Agreement”) providing for a $750.0 million five-year unsecured Revolving Credit Facility (the “Revolving Credit Facility”), which replaced our prior Credit Facility. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased in an amount up to $250.0 million in the aggregate. In November 2018, we entered into an Incremental Facility, Extension and Amendment Agreement (the “Amendment”), which amends the Credit Agreement to (a) extend the Maturity Date (the “Maturity Date”) from November 30, 2022 to November 30, 2023, (b) increase the total commitment by $250.0 million and (c) effect certain other amendments to the Credit Agreement as set forth in the Amendment. After giving effect to the Amendment, the total commitments under the Credit Agreement are $1.00 billion. During the third quarter of the fiscal year ended June 30, 2019, we made borrowings of $900.0 million from the Revolving Credit Facility as part of the funding for the Orbotech Acquisition, which were paid in full in the same quarter. As of June 30, 2019, we had no outstanding borrowings under the Revolving Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the Maturity Date, at which time such Revolving Credit Facility will terminate, and all outstanding loans under such facility, together with all accrued and unpaid interest, must be repaid. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.

Borrowings under the Revolving Credit Facility will bear interest, at our option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to 175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to our credit rating. As of June 30, 2019, we pay an annual commitment fee of 12.5 bps on the daily undrawn balance of the Revolving Credit Facility.
The Revolving Credit Facility requires us to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, we are required to maintain the maximum leverage ratio as described in the Credit Agreement, on a quarterly basis of 3.00 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of June 30, 2019, we elected to increase the maximum allowed leverage ratio to 4.00 to 1.00 following the Orbotech Acquisition.
We were in compliance with all covenants under the Credit Agreement as of June 30, 2019 (the interest expense coverage ratio was 14.27 to 1.00 and the leverage ratio was 1.80 to 1.00). Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2020.
Contractual Obligations
The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of June 30, 2019:

	Fiscal year ending June 30,
(In thousands)	Total	2020	2021	2022	2023	2024	2025 and thereafter	Others
Debt obligations(1)	$3,450,000	$250,000	$—	$500,000	$—	$—	$2,700,000	$—
Interest payment associated with all debt obligations(2)	1,653,037	152,925	146,942	136,630	126,317	125,581	964,642	—
Purchase commitments(3)	631,128	621,401	7,405	1,405	423	226	268	—
Income taxes payable(4)	139,603	—	—	—	—	—	—	139,603
Operating leases	103,571	30,296	22,250	16,217	11,878	7,912	15,018	—
Cash long-term incentive program(5)	179,346	67,831	58,307	34,884	18,324	—	—	—
Pension obligations(6)	38,415	2,327	2,144	2,806	2,950	5,257	22,931	—
Executive Deferred Savings Plan(7)	208,926	—	—	—	—	—	—	208,926
Transition tax payable(8)	283,143	8,643	26,143	26,143	26,143	49,018	147,053	—
Liability for employee rights upon retirement(9)	52,108	—	—	—	—	—	—	52,108
Other(10)	7,340	3,991	1,696	1,159	418	76	—	—
Total obligations	$6,746,617	$1,137,414	$264,887	$719,244	$186,453	$188,070	$3,849,912	$400,637
__________________

(1)	Represents $3.45 billion aggregate principal amount of Senior Notes due from fiscal year 2020 to fiscal year 2049.

(2)
The interest payments associated with the Senior Notes payable included in the table above are based on the principal amount multiplied by the applicable interest rate for each series of Senior Notes. Our future interest payments are subject to change if our then effective credit rating is below investment grade as discussed above. The interest payment under the Revolving Credit Facility for the undrawn balance is payable at 12.5 bps as a commitment fee based on the daily undrawn balance and we utilized the existing rate for the projected interest payments included in the table above. Our future interest payments for the Revolving Credit Facility is subject to change due to any upgrades or downgrades to our then effective credit rating.

(3)
Represents an estimate of significant commitments to purchase inventory from our suppliers as well as an estimate of significant purchase commitments associated with goods, services and other assets in the ordinary course of business. Our obligation under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

(4)
Represents the estimated income tax payable obligation related to uncertain tax positions as well as related accrued interest. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes.

(5)	Represents the amount committed under our cash long-term incentive program. The expected payment after estimated forfeitures is approximately $145.8 million.

(6)
Represents an estimate of expected benefit payments up to fiscal year 2029 that was actuarially determined and excludes the minimum cash required to contribute to the plan. As of June 30, 2019, our defined benefit pension plans do not have material required minimum cash contribution obligations.

(7)
Represents the amount committed under our non-qualified executive deferred compensation plan. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to the uncertainties in the timing around participant’s separation and any potential changes that participants may decide to make to the previous distribution elections.

(8)
Represents the transition tax liability associated with our deemed repatriation of accumulated foreign earnings as a result from the enactment of the Tax Cuts and Jobs-Act into law on December 22, 2017.

(9)	Represents severance payments due upon dismissal of an employee or upon termination of employment in certain other circumstances as required under Israeli law.

(10)
Represents amounts committed for accrued dividends payable for quarterly cash dividends for unvested restricted stock units granted with dividend equivalent rights. For additional details, refer to Note 9, “Equity, Long-term Incentive Compensation Plans and Non-Controlling Interest,” to our Consolidated Financial Statements.

We have adopted a cash-based long-term incentive (“Cash LTI”) program for many of our employees as part of our employee compensation program. Cash LTI awards issued to employees under the Cash Long-Term Incentive Plan (“Cash LTI Plan”) generally vest in three or four equal installments. For additional details, refer to Note 9, “Equity, Long-term Incentive Compensation Plans and Non-Controlling Interest,” to our Consolidated Financial Statements.
We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, we periodically sell certain letters of credit (“LCs”), without recourse, received from customers in payment for goods and services.
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Year ended June 30,
(In thousands)	2019	2018	2017
Receivables sold under factoring agreements	$193,089	$217,462	$152,509
Proceeds from sales of LCs	$95,436	$5,511	$48,780
 Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $50.8 million, of which $44.7 million had been issued as of June 30, 2019, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe, Israel, and Asia.

Working Capital:
Working capital was $2.55 billion as of June 30, 2019, which represents a decrease of $788.1 million compared to our working capital as of June 30, 2018. As of June 30, 2019, our principal sources of liquidity consisted of $1.74 billion of cash, cash equivalents and marketable securities. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions, and other factors such as uncertainty in the global and regional economies and the semiconductor, semiconductor-related and electronic device industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and our $1.00 billion Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.
Our credit ratings as of June 30, 2019 are summarized below:

Rating Agency	Rating
Fitch	BBB+
Moody’s	Baa1
Standard & Poor’s	BBB
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, material acquisitions and changes in our business strategy.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial position, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 14 “Commitments and Contingencies” to our Consolidated Financial Statements for information related to indemnification obligations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analysis performed on our financial position as of June 30, 2019. Actual results may differ materially.
As of June 30, 2019, we had an investment portfolio of fixed income securities of $813.5 million These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of June 30, 2019, the fair value of the portfolio would have declined by $4.3 million.
In March 2019 and November 2014, we issued $1.20 billion and $2.50 billion, respectively, (each, a “2019 Senior Notes”, a “2014 Senior Notes”, and collectively the “Senior Notes”) aggregate principal amount of fixed rate senior, unsecured long-term notes. The fair market value of long-term fixed interest rate notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as interest rates fall and decrease as interest rates rise. As of June 30, 2019, the fair value and the book value of our Senior Notes were $3.70 billion and $3.45 billion, respectively, due in various fiscal years ranging from 2020 to 2049. Additionally, the interest expense for the 2014 Senior Notes is subject to interest rate adjustments following a downgrade of our credit ratings below investment grade by the credit rating agencies. Following a rating change below investment grade, the stated interest rate for each series of the 2014 Senior Notes may increase between 25 bps to 100 bps based on the adjusted credit rating. Refer to Note 8, “Debt” to our Consolidated Financial Statements in Part II, Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part II, Item 7 for additional details. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor, semiconductor-related, and electronics industries, our financial position, and changes in our business strategy. As of June 30, 2019, if our credit rating was downgraded below investment grade by Moody’s and S&P, the maximum potential increase to our annual interest expense on the 2014 Senior Notes, considering a 200 bps increase to the stated interest rate for each series of our 2014 Senior Notes, is estimated to be approximately $41.7 million. Unlike the 2014 Senior Notes, the interest rate for each series of the 2019 Senior Notes will not be subject to such adjustments.

In November 2017, we entered into a Credit Agreement (the “Credit Agreement”) for a $750.0 million five-year unsecured Revolving Credit Facility (the “Revolving Credit Facility”), which replaced our prior Credit Agreement. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased in an amount up to $250.0 million in the aggregate. In November 2018, we entered into an Incremental Facility, Extension and Amendment Agreement (the “Amendment”), which amends the Credit Agreement to (a) extend the Maturity Date (the “Maturity Date”) from November 30, 2022 to November 30, 2023, (b) increase the total commitment by $250.0 million and (c) effect certain other amendments to the Credit Agreement as set forth in the Amendment. After giving effect to the Amendment, the total commitments under the Credit Agreement are $1.00 billion. As of June 30, 2019, we do not have any outstanding floating rate debts that are subject to an increase in interest rates. We are obligated to pay an annual commitment fee of 12.5 bps on the daily undrawn balance of the Revolving Credit Facility which is subject to an adjustment in conjunction with our credit rating downgrades or upgrades. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the Revolving Credit Facility, depending upon the then effective credit rating. As of June 30, 2019, if our credit ratings were downgraded to be below investment grade, the maximum potential increase to our annual commitment fee for the Revolving Credit Facility, using the highest range of the ranges discussed above, is estimated to be approximately $0.8 million.
See Note 5, “Marketable Securities” to our Consolidated Financial Statements in Part II, Item 8; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part II, Item 7; and Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K for a description of recent market events that may affect the value of the investments in our portfolio that we held as of June 30, 2019.
As of June 30, 2019, we had net forward and option contracts to sell $97.6 million in foreign currency in order to hedge certain currency exposures (see Note 16, “Derivative Instruments and Hedging Activities” to our Consolidated Financial Statements for additional details). If we had entered into these contracts on June 30, 2019, the U.S. dollar equivalent would have been $98.3 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $48.3 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our results of operations or cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KLA CORPORATION
(formerly known as KLA-TENCOR CORPORATION)
Consolidated Balance Sheets

	As of June 30,
(In thousands, except par value)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,015,994	$1,404,382
Marketable securities	723,391	1,475,936
Accounts receivable, net	990,113	651,678
Inventories	1,262,500	931,845
Other current assets	323,077	85,159
Total current assets	4,315,075	4,549,000
Land, property and equipment, net	448,799	286,306
Goodwill	2,211,858	354,698
Deferred income taxes	206,141	193,200
Purchased intangible assets, net	1,560,670	19,333
Other non-current assets	265,973	236,082
Total assets	$9,008,516	$5,638,619
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$202,416	$169,354
Deferred system revenue	282,348	—
Deferred service revenue	206,669	69,255
Deferred system profit	—	279,581
Current portion of long-term debt	249,999	—
Other current liabilities	827,054	696,080
Total current liabilities	1,768,486	1,214,270
Non-current liabilities:
Long-term debt	3,173,383	2,237,402
Deferred tax liabilities	702,285	1,197
Deferred service revenue	98,772	71,997
Other non-current liabilities	587,897	493,242
Total liabilities	6,330,823	4,018,108
Commitments and contingencies (Notes 14 and 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 276,202 and 262,718 shares issued, 159,475 and 156,048 shares outstanding, as of June 30, 2019 and June 30, 2018, respectively	159	156
Capital in excess of par value	2,017,153	617,843
Retained earnings	714,825	1,056,445
Accumulated other comprehensive income (loss)	(73,029)	(53,933)
Total KLA stockholders’ equity	2,659,108	1,620,511
Non-controlling interest in consolidated subsidiaries	18,585	—
Total stockholders’ equity	2,677,693	1,620,511
Total liabilities and stockholders’ equity	$9,008,516	$5,638,619
See accompanying notes to Consolidated Financial Statements.

KLA CORPORATION
(formerly known as KLA-TENCOR CORPORATION)
Consolidated Statements of Operations

	Year ended June 30,
(In thousands, except per share amounts)	2019	2018	2017
Revenues:
Product	$3,392,243	$3,160,671	$2,703,934
Service	1,176,661	876,030	776,080
Total revenues	4,568,904	4,036,701	3,480,014
Costs and expenses:
Costs of revenues	1,869,377	1,446,041	1,286,215
Research and development	711,030	608,531	526,688
Selling, general and administrative	599,124	442,304	388,211
Interest expense	124,604	114,376	122,476
Other expense (income), net	(31,462)	(30,482)	(16,822)
Income before income taxes	1,296,231	1,455,931	1,173,246
Provision for income taxes	121,214	653,666	247,170
Net income	1,175,017	802,265	926,076
Less: Net loss attributable to non-controlling interest	(600)	—	—
Net income attributable to KLA	$1,175,617	$802,265	$926,076
Net income per share attributable to KLA
Basic	$7.53	$5.13	$5.92
Diluted	$7.49	$5.10	$5.88
Weighted-average number of shares:
Basic	156,053	156,346	156,468
Diluted	156,949	157,378	157,481

See accompanying notes to Consolidated Financial Statements.

KLA CORPORATION
(formerly known as KLA-TENCOR CORPORATION)
Consolidated Statements of Comprehensive Income

	Year ended June 30,
(In thousands)	2019	2018	2017
Net income	$1,175,017	$802,265	$926,076
Other comprehensive income (loss):
Currency translation adjustments:
Change in currency translation adjustments	(5,190)	1,358	2,332
Change in income tax benefit or expense	117	(678)	(562)
Net change related to currency translation adjustments	(5,073)	680	1,770
Cash flow hedges:
Change in net unrealized gains or losses	(9,119)	(1,934)	10,138
Reclassification adjustments for net gains or losses included in net income	(4,018)	(3,846)	(3,222)
Change in income tax benefit or expense	2,033	2,491	(2,470)
Net change related to cash flow hedges	(11,104)	(3,289)	4,446
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	(1,824)	7,162	(1,534)
Available-for-sale securities:
Change in net unrealized gains or losses	11,664	(9,697)	(8,568)
Reclassification adjustments for net gains or losses included in net income	1,294	209	(191)
Change in income tax benefit or expense	(3,208)	2,325	1,439
Net change related to available-for-sale securities	9,750	(7,163)	(7,320)
Other comprehensive loss	(8,251)	(2,610)	(2,638)
Comprehensive loss attributable to non-controlling interest	(600)	—	—
Total comprehensive income attributable to KLA	$1,167,366	$799,655	$923,438
See accompanying notes to Consolidated Financial Statements.

KLA CORPORATION
(formerly known as KLA-TENCOR CORPORATION)
Consolidated Statements of Stockholders’ Equity

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2016	155,995	$452,974	$284,825	$(48,685)	$689,114	$—	$689,114
Net income	—	—	926,076	—	926,076	—	926,076
Other comprehensive loss	—	—	—	(2,638)	(2,638)	—	(2,638)
Net issuance under employee stock plans	1,088	26,132	—	—	26,132	—	26,132
Repurchase of common stock	(243)	(766)	(24,236)	—	(25,002)	—	(25,002)
Cash dividends ($2.14 per share) and dividend equivalents declared	—	—	(338,208)	—	(338,208)	—	(338,208)
Stock-based compensation expense	—	50,943	—	—	50,943	—	50,943
Balances as of June 30, 2017	156,840	529,283	848,457	(51,323)	1,326,417	—	1,326,417
Net income	—	—	802,265	—	802,265	—	802,265
Other comprehensive loss	—	—	—	(2,610)	(2,610)	—	(2,610)
Net issuance under employee stock plans	1,168	32,687	—	—	32,687	—	32,687
Repurchase of common stock	(1,960)	(6,755)	(196,414)	—	(203,169)	—	(203,169)
Cash dividends ($2.52 per share) and dividend equivalents declared	—	—	(397,863)	—	(397,863)	—	(397,863)
Stock-based compensation expense	—	62,784	—	—	62,784	—	62,784
Balances as of June 30, 2018	156,048	617,999	1,056,445	(53,933)	1,620,511	—	1,620,511
Adoption of ASC 606	—	—	(21,215)	75	(21,140)	—	(21,140)
Reclassification of stranded tax effects	—	—	10,920	(10,920)	—	—	—
Balance as of July 1, 2018	156,048	617,999	1,046,150	(64,778)	1,599,371	—	1,599,371
Net income attributable to KLA	—	—	1,175,617	—	1,175,617	—	1,175,617
Net loss attributable to non-controlling interest	—	—	—	—	—	(600)	(600)
Other comprehensive loss	—	—	—	(8,251)	(8,251)	—	(8,251)
Assumption of stock-based compensation plan awards in connection with the acquisition of Orbotech	—	13,281	—	—	13,281	—	13,281
Common stock issued upon the acquisition of Orbotech	12,292	1,330,786	—	—	1,330,786	—	1,330,786
Net issuance under employee stock plans	1,342	27,321	—	—	27,321	—	27,321
Repurchase of common stock	(10,207)	(66,269)	(1,036,933)	—	(1,103,202)	—	(1,103,202)
Cash dividends ($3.00 per share) and dividend equivalents declared	—	—	(470,009)	—	(470,009)	—	(470,009)
Non-controlling interest in connection with the acquisition of Orbotech	—	—	—	—	—	19,185	19,185
Stock-based compensation expense	—	94,194	—	—	94,194	—	94,194
Balances as of June 30, 2019	159,475	$2,017,312	$714,825	$(73,029)	$2,659,108	$18,585	$2,677,693
See accompanying notes to Consolidated Financial Statements.

KLA CORPORATION
(formerly known as KLA-TENCOR CORPORATION)
Consolidated Statements of Cash Flows

	Year Ended June 30,
(In thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$1,175,017	$802,265	$926,076
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	233,224	62,684	57,836
Loss (gains) on unrealized foreign exchange and other	4,051	9,886	(4,173)
Stock-based compensation expense	94,194	62,784	50,943
Deferred income taxes	(27,511)	98,760	4,007
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	(146,151)	(76,033)	39,750
Inventories	(59,561)	(179,605)	(46,549)
Other assets	(47,123)	(41,748)	(25,961)
Accounts payable	(21,627)	21,778	39,968
Deferred system revenue	(15,674)	—	—
Deferred service revenue	15,064	—	—
Deferred system profit	—	99,457	6,310
Other liabilities	(51,271)	368,892	31,458
Net cash provided by operating activities	1,152,632	1,229,120	1,079,665
Cash flows from investing activities:
Acquisition of non-marketable securities	(630)	(3,377)	(3,430)
Business acquisitions, net of cash acquired	(1,818,283)	(17,403)	(28,560)
Capital expenditures	(130,498)	(66,947)	(38,594)
Proceeds from sale of assets	—	—	2,947
Purchases of available-for-sale securities	(81,533)	(466,330)	(1,626,983)
Proceeds from sale of available-for-sale securities	256,395	233,259	434,873
Proceeds from maturity of available-for-sale securities	589,324	608,446	699,293
Purchases of trading securities	(81,022)	(77,922)	(97,525)
Proceeds from sale of trading securities	85,265	81,892	97,093
Net cash (used in) provided by investing activities	(1,180,982)	291,618	(560,886)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	1,183,785	—	—
Proceeds from revolving credit facility, net of debt issuance costs	900,000	248,693	—
Repayment of debt	(902,474)	(946,250)	(130,000)
Common stock repurchases	(1,095,202)	(203,169)	(25,002)
Payment of dividends to stockholders	(472,263)	(402,065)	(343,993)
Issuance of common stock	64,828	61,444	45,359
Tax withholding payments related to vested and released restricted stock units	(37,517)	(28,756)	(19,169)
Payment of contingent consideration payable	(1,162)	—	—
Net cash used in financing activities	(360,005)	(1,270,103)	(472,805)
Effect of exchange rate changes on cash and cash equivalents	(33)	696	(1,411)
Net (decrease) increase in cash and cash equivalents	(388,388)	251,331	44,563
Cash and cash equivalents at beginning of period	1,404,382	1,153,051	1,108,488
Cash and cash equivalents at end of period	$1,015,994	$1,404,382	$1,153,051
Supplemental cash flow disclosures:
Income taxes paid, net	$180,470	$253,128	$234,053
Interest paid	$107,073	$114,238	$119,998
Non-cash activities:
Issuance of common stock for the acquisition of Orbotech - financing activities	$1,330,786	$—	$—
Contingent consideration payable - financing activities	$6,905	$—	$—
Dividends payable - financing activities	$7,340	$9,571	$13,772
Business acquisition holdback amounts - investing activities	$440	$—	$5,318
Unsettled common stock repurchase - financing activities	$8,000	$—	$—
Accrued purchase of land, property and equipment - investing activities	$6,353	$7,418	$3,299
See accompanying notes to Consolidated Financial Statements.

KLA CORPORATION
Notes to Consolidated Financial Statements
NOTE 1— DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business and Principles of Consolidation. On July 15, 2019, we changed our corporate name from “KLA-Tencor Corporation” to “KLA Corporation”. For purposes of this report, “KLA,” the “Company,” “we,” “our,” “us,” or similar references mean KLA Corporation, and its majority-owned subsidiaries unless the context requires otherwise. We are a supplier of process equipment, process control equipment, and data analytics products for a broad range of industries, including semiconductors, printed circuit boards and displays. We provide advanced process control and process-enabling solutions for manufacturing and testing wafers and reticles, integrated circuits (“IC” or “chip”), packaging, light emitting diodes, power devices, compound semiconductor devices, microelectromechanical systems, data storage, printed circuit boards and flat and flexible panel displays, as well as general materials research. Our comprehensive portfolio of inspection, metrology and data analytics products, and related services, helps integrated circuit manufacturers achieve target yield throughout the entire semiconductor fabrication process, from research and development to final volume production. We develop and sell advanced vacuum deposition and etching process tools, which are used by a broad range of specialty semiconductor customers. We enable electronic device manufacturers to inspect, test and measure printed circuit boards (“PCBs”) and flat panel displays (“FPDs) and ICs to verify their quality, pattern the desired electronic circuitry on the relevant substrate and perform three-dimensional shaping of materialized circuits on multiple surfaces. Our advanced products, coupled with our unique yield management services, allow us to deliver the solutions our semiconductor, printed circuit board and display customers need to achieve their productivity goals, by significantly reducing their risks and costs. Headquartered in Milpitas, California, we have subsidiaries both in the United States and in key markets throughout the world.
The Consolidated Financial Statements include the accounts of KLA and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
Acquisition of Orbotech, Ltd. On February 20, 2019 (the “Closing Date” or “Acquisition Date”), we completed the acquisition of Orbotech, Ltd. (“Orbotech”) for $38.86 in cash and 0.25 of a share of our common stock in exchange for each ordinary share of Orbotech for a total consideration of $3.26 billion. The acquisition of Orbotech is referred to as the “Orbotech Acquisition”. The Orbotech Acquisition was accounted for by applying the acquisition method of accounting for business combinations. The Consolidated Financial Statements in this report include the financial results of Orbotech prospectively from the Acquisition Date. For additional details, refer to Note 6 “Business Combinations.”
Subsequent to the Orbotech Acquisition, we changed our organizational structure, resulting in four reportable segments: Semiconductor Process Control; Specialty Semiconductor Process; PCB, Display and Component Inspection; and Other. Prior period results have been recast to conform to the current presentation. For additional information, refer to Note 17, “Segment Reporting and Geographic Information.”
Comparability. Effective on the first day of fiscal 2019, we adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASC 606”). Prior periods were not retrospectively restated, and accordingly, the Consolidated Balance Sheets as of June 30, 2018, and the Consolidated Statements of Operations for the year ended June 30, 2018 were prepared using accounting standards that were different from those in effect for the year ended June 30, 2019.
Certain reclassifications have been made to the prior year’s Consolidated Financial Statements to conform to the current year presentation. The reclassifications did not have material effects on the prior year’s Consolidated Balance Sheets, Statements of Operations, Comprehensive Income and Cash Flows.
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
Cash Equivalents and Marketable Securities. All highly liquid debt instruments with original or remaining maturities of less than three months at the date of purchase are considered to be cash equivalents. Marketable securities are generally classified as available-for-sale for use in current operations, if required, and are reported at fair value, with unrealized gains and losses, net of tax, presented as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss).” All realized gains and losses and unrealized losses resulting from declines in fair value that are other than temporary are recorded in earnings in the period of occurrence. The specific identification method is used to determine the realized gains and losses on investments. For all investments in debt and equity securities, we assess whether the impairment is other than temporary. If the fair value of a debt security is less than its amortized cost basis, an impairment is considered other than temporary if (i) we have the intent to sell the security or it is more likely than not that we will be required to sell the security before recovery of its entire amortized cost basis, or (ii) we do not expect to recover the entire amortized cost of the security. If an impairment is considered other than temporary based on condition (i), the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If an impairment is considered other than temporary based on condition (ii), the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security, will be recognized in earnings, and the amount relating to all other factors will be recognized in other comprehensive income (loss). We evaluate both qualitative and quantitative factors such as duration and severity of the unrealized losses, credit ratings, default and loss rates of the underlying collateral, structure and credit enhancements to determine if a credit loss may exist.
Non-Marketable Equity Securities. We acquire certain non-marketable equity investments for the promotion of business and strategic objectives. Non-marketable equity securities do not give us the ability to exercise significant influence over the investees and are accounted for at cost, less impairment, plus or minus observable price changes for identical or similar securities of the same issuer. Non-marketable equity securities are included in “Other non-current assets” on the balance sheet. Non-marketable equity securities are subject to a periodic impairment review; however, since there are no open-market valuations, the impairment analysis requires significant judgment. This analysis includes assessment of the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flow, financing transactions subsequent to the acquisition of the investment, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or the others.
Variable Interest Entities. We use a qualitative approach in assessing the consolidation requirement for variable interest entities. The approach focuses on identifying which enterprise has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. In the event we are the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity will be included in our Consolidated Financial Statements. We have concluded that none of our equity investments require consolidation based on our most recent qualitative assessment.
Inventories. Inventories are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less costs of completion, disposal and transportation. Demonstration units are stated at their manufacturing cost and written down to their net realizable value. We review and set standard costs at current manufacturing costs in order to approximate actual costs. Our manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes, adjusted for excess capacity. Abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and spoilage are recognized as current period charges. We write down product inventory based on forecasted demand and technological obsolescence and service spare parts inventory based on forecasted usage. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values.
Allowance for Doubtful Accounts. A majority of our accounts receivable are derived from sales to large multinational semiconductor manufacturers throughout the world. In order to monitor potential credit losses, we perform ongoing credit evaluations of its customers’ financial condition. An allowance for doubtful accounts is maintained for probable credit losses based upon our assessment of the expected collectibility of the accounts receivable. The allowance for doubtful accounts is reviewed on a quarterly basis to assess the adequacy of the allowance.
Property and Equipment. Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation of property and equipment is based on the straight-line method over the estimated useful lives of the assets. The following table sets forth the estimated useful life for various asset categories:

Asset Category	Range of Useful Lives
Buildings	30 to 50 years
Leasehold improvements	Shorter of 15 years or lease term
Machinery and equipment	2 to 10 years
Office furniture and fixtures	7 years

Construction-in-process assets are not depreciated until the assets are placed in service. Depreciation expense for the fiscal years ended June 30, 2019, 2018 and 2017 was $72.6 million, $53.3 million and $49.1 million, respectively.
Goodwill and Purchased Intangible Assets. Effective May 1, 2019, with the change in our reportable segments, we have determined there are now six reporting units, to which goodwill is allocated using an acquisition accounting method. We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We perform either a qualitative or quantitative analysis when testing a reporting unit’s goodwill for impairment. A qualitative goodwill impairment test is performed when the fair value of a reporting unit historically has significantly exceeded the carrying value of its net assets and based on current operations is expected to continue to do so. Otherwise, we are required to conduct a quantitative impairment test for each reporting unit and estimates the fair value of each reporting unit using a combination of a discounted cash flow analysis and a market approach based on market multiples. If the fair value of a reporting unit is less than its carrying value, a goodwill impairment charge is recorded for the difference. We performed our annual qualitative assessment of the goodwill by reporting unit during the third quarter of the fiscal year ended June 30, 2019 and concluded that there was no impairment. In addition, as a result of the Orbotech Acquisition, during the fourth quarter of the fiscal year ended June 30, 2019 we updated our organizational structure and performed a qualitative assessment of the goodwill for our reporting units, which were impacted by the organizational change, and concluded that there were no impairment indicators affecting the valuation of goodwill subsequent to our annual impairment test. The next annual evaluation of the goodwill by reporting unit will be performed in the third quarter of the fiscal year ending June 30, 2020.
Long-lived purchased intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. See Note 7, “Goodwill and Purchased Intangible Assets” for additional details.
Impairment of Long-Lived Assets. We evaluate the carrying value of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of the asset may be impaired. An impairment loss is recognized when estimated future cash flows expected to result from the use of the asset, including disposition, are less than the carrying value of the asset. Such an impairment charge would be measured as the excess of the carrying value of the asset over its fair value.
Concentration of Credit Risk. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash equivalents, short-term marketable securities, trade accounts receivable and derivative financial instruments used in hedging activities. We invest in a variety of financial instruments, such as, but not limited to, certificates of deposit, corporate debt and municipal securities, United States Treasury and Government agency securities, and equity securities and, by policy, limits the amount of credit exposure with any one financial institution or commercial issuer. We have not experienced any material credit losses on our investments.
A majority of our accounts receivable are derived from sales to large multinational semiconductor manufacturers located throughout the world, with a majority located in Asia. In recent years, our customer base has become increasingly concentrated due to corporate consolidations, acquisitions and business closures, and to the extent that these customers experience liquidity issues in the future, we may be required to incur additional bad debt expense with respect to trade receivables. We perform ongoing credit evaluations of our customers’ financial condition and generally require no collateral to secure accounts receivable. We maintain an allowance for potential credit losses based upon expected collectibility risk of all accounts receivable. In addition, we may utilize letters of credit, credit insurance or non-recourse factoring to mitigate credit risk when considered appropriate.
We are exposed to credit loss in the event of non-performance by counterparties on the foreign exchange contracts that we use in hedging activities and in certain factoring transactions. These counterparties are large international financial institutions, and to date no such counterparty has failed to meet its financial obligations to us under such contracts.
The following customers each accounted for more than 10% of total revenues primarily in Semiconductor Process Control segment for the indicated periods:

Year ended June 30,
2019	2018	2017
Taiwan Semiconductor Manufacturing Company Limited	Samsung Electronics Co., Ltd.	Samsung Electronics Co., Ltd.
		Taiwan Semiconductor Manufacturing Company Limited

The following customers each accounted for more than 10% of net accounts receivable as of the dates indicated below:

As of June 30,
2019	2018
Taiwan Semiconductor Manufacturing Company Limited	Samsung Electronics Co., Ltd.
Taiwan Semiconductor Manufacturing Company Limited
SK Hynix, Inc.
Foreign Currency. The functional currencies of our foreign subsidiaries are primarily the local currencies, except as described below. Accordingly, all assets and liabilities of these foreign operations are translated to U.S. dollars at current period end exchange rates, and revenues and expenses are translated to U.S. dollars using average exchange rates in effect during the period. The gains and losses from foreign currency translation of these subsidiaries’ financial statements are recorded directly into a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss).”
Our manufacturing subsidiaries in Singapore, Israel, Germany, and United Kingdom use the U.S. dollar as their functional currency. Accordingly, monetary assets and liabilities in non-functional currency of these subsidiaries are remeasured using exchange rates in effect at the end of the period. Revenues and costs in local currency are remeasured using average exchange rates for the period, except for costs related to those balance sheet items that are remeasured using historical exchange rates. The resulting remeasurement gains and losses are included in the Consolidated Statements of Operations as incurred.
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
For derivative instruments designated and qualifying as cash flow hedges of forecasted foreign currency denominated transactions or debt financing expected to occur within twelve to eighteen months, the effective portion of the gains or losses is reported in accumulated other comprehensive income (loss) (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. In the second quarter of our fiscal year ending June 30, 2019, we early adopted the new accounting guidance for hedge accounting. Prior to adopting this new accounting guidance, time value was excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges. Time value was amortized on a mark-to-market basis and recognized in earnings over the life of the derivative contract. For derivative contracts executed after adopting the new accounting guidance, the election to include time value for the assessment of effectiveness is made on all forward contracts designated as cash flow hedges. The change in fair value of the derivative are recorded in OCI until the hedged transaction is recognized in earnings. The assessment effectiveness of options contracts designated as cash flow hedges continue to exclude time value after adopting the new accounting guidance. The initial value of the component excluded from the assessment of effectiveness are recognized in earnings over the life of the derivative contracts. Any difference between change in the fair value of the excluded components and the amounts recognized in earnings are recorded in OCI. For derivative instruments that are not designated as a cash flow hedge, gains and losses are recognized in other expense (income), net. We use foreign currency forward contracts to hedge certain foreign currency denominated assets or liabilities. The gains and losses on these derivative instruments are largely offset by the changes in the fair value of the assets or liabilities being hedged.
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
Installation services include connecting and validating configuration of the product. In addition, several testing protocols are completed to confirm the equipment is performing to customer specifications. Revenues from product installation are deferred and recognized at a point in time, once installation is complete.
Significant Judgments
Our contracts with our customers often include promises to transfer multiple products and services. Each product and service is generally capable of being distinct within the context of the contract and represents a separate performance obligation. Determining the SSP for each distinct performance obligation and allocation of consideration from an arrangement to the individual performance obligations and the appropriate timing of revenue recognition are significant judgments with respect to these arrangements. We typically estimate the SSP of products and services based on observable transactions when the products and services are sold on a standalone basis and those prices fall within a reasonable range. We typically have more than one SSP for individual products and services due to the stratification of these products by customers and circumstances. In these instances, we use information such as the size of the customer, geographic region, as well as customization of the products in determining the SSP. In instances where the SSP is not directly observable, we determine the SSP using information that includes market conditions, entity-specific factors, including discounting strategies, information about the customer or class of customer that is reasonably available and other observable inputs. While changes in the allocation of SSP between performance obligations will not affect the amount of total revenue recognized for a particular contract, any material changes could impact the timing of revenue recognition, which could have a material effect on our financial position and result of operations.
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
Contract Assets/Liabilities
The timing of revenue recognition, billings and cash collections may result in accounts receivable, contract assets, and contract liabilities (deferred revenue) on our Consolidated Balance Sheets. A receivable is recorded in the period we deliver products or provide services when we have an unconditional right to payment. Contract assets primarily relate to the value of products and services transferred to the customer for which the right to payment is not just dependent on the passage of time. Contract assets are transferred to receivable when rights to payment become unconditional.
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
Contract assets and liabilities related to rights and obligations in a contract are recorded net in the Consolidated Balance Sheets. Upon the adoption of ASC 606, deferred costs of revenue are included in other current assets while under the legacy guidance deferred costs of revenue was included in deferred system profit.
Research and Development Costs. Research and development costs are expensed as incurred.
Shipping and Handling Costs. Shipping and handling costs are included as a component of cost of sales.

Accounting for Stock-Based Compensation Plans. We account for stock-based awards granted to employees for services based on the fair value of those awards. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value for restricted stock units granted without “dividend equivalent” rights is determined using the closing price of our common stock on the grant date, adjusted to exclude the present value of dividends which are not accrued on the restricted stock units. The fair value for restricted stock units granted with “dividend equivalent” rights is determined using the closing price of our common stock on the grant date. The award holder is not entitled to receive payments under dividend equivalent rights unless the associated restricted stock unit award vests (i.e., the award holder is entitled to receive credits, payable in cash or shares of common stock, equal to the cash dividends that would have been received on the shares of our common stock underlying the restricted stock units had the shares been issued and outstanding on the dividend record date, but such dividend equivalents are only paid subject to the recipient satisfying the vesting requirements of the underlying award). Compensation expense for restricted stock units with performance metrics is calculated based upon expected achievement of the metrics specified in the grant, or when a grant contains a market condition, the grant date fair value using a Monte Carlo simulation. The Monte Carlo simulation incorporates estimates of the potential outcomes of the market condition on the grant date fair value of each award. Additionally, we estimate forfeitures based on historical experience and revise those estimates in subsequent periods if actual forfeitures differ from the estimated amounts. The fair value is determined using a Black-Scholes valuation model for purchase rights under our Employee Stock Purchase Plan. The Black-Scholes option-pricing model requires the input of assumptions, including the option’s expected term and the expected price volatility of the underlying stock. The expected stock price volatility assumption is based on the market-based historical implied volatility from traded options of our common stock.
Accounting for Cash-Based Long-Term Incentive Compensation. Cash-based long-term incentive (“Cash LTI”) awards issued to employees under our Cash LTI program vests in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date. Compensation expense related to the Cash LTI awards is recognized over the vesting term and adjusted for the impact of estimated forfeitures.
Accounting for Non-qualified Deferred Compensation Plan. We have a non-qualified deferred compensation plan (known as “Executive Deferred Savings Plan”) under which certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. We control the investment of these funds, and the participants remain general creditors of ours. We invest these funds in certain mutual funds and such investments are classified as trading securities in the Consolidated Balance Sheets. Investments in trading securities are measured at fair value in the statement of financial position. Unrealized holding gains and losses for trading securities are included in earnings. Distributions from the Executive Deferred Savings Plan commence following a participant’s retirement or termination of employment or on a specified date allowed per the Executive Deferred Savings Plan provisions, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. Participants can generally elect the distributions to be paid in lump sum or quarterly cash payments over a scheduled period for up to 15 years and are allowed to make subsequent changes to their existing elections as permissible under the Executive Deferred Savings Plan provisions. The liability associated with the Executive Deferred Savings Plan is included as a component of other current liabilities in the Consolidated Balance Sheets. Changes in the Executive Deferred Savings Plan liability is recorded in selling, general and administrative expense in the Consolidated Statements of Operations. The expense associated with changes in the liability included in selling, general and administrative expense was $13.6 million, $19.9 million and $20.9 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively. We also have a deferred compensation asset that corresponds to the liability under the Executive Deferred Savings Plan and it is included as a component of other non-current assets in the Consolidated Balance Sheets. Changes in the Executive Deferred Savings Plan assets are recorded as gains (losses), net in selling, general and administrative expense in the Consolidated Statements of Operations. The amount of net gains included in selling, general and administrative expense were $14.7 million, $19.5 million and $20.8 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.
Income Taxes. We account for income taxes in accordance with the authoritative guidance, which requires income tax effects for changes in tax laws are recognized in the period in which the law is enacted.
Transition tax liability is recognized in the period when the change in the U.S. tax law was enacted and the income tax effects are recorded as a component of provision for income taxes from continuing operations. Several inputs were considered in the calculation, such as the calculation of the post-1986 foreign earnings and profit (“E&P”), income tax pools for all foreign subsidiaries, and the amount of those earnings held in cash and other specified assets. We applied the current interpretations from the U.S. federal and state governments and regulatory organization in its calculation of the transition tax liability.

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
We record income taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the U.S. Our effective tax rate would be adversely affected if we change our intent or if such undistributed earnings are needed for U.S. operations because we would be required to provide or pay income taxes on some or all of these undistributed earnings.
Global Intangible Low-Taxed Income. The Tax Cuts and Jobs Act (the “Act”) includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. This income will effectively be taxed at a 10.5% tax rate in general. As a result, our deferred tax assets and liabilities were being evaluated to determine if the deferred tax assets and liabilities should be recognized for the basis differences expected to reverse as a result of GILTI provisions that are effective for us after the fiscal year ending June 30, 2018, or should the tax on GILTI provisions be recognized as period costs in each year incurred. We elected to account for GILTI as a component of current period tax expense starting from the first quarter of the fiscal year ending June 30, 2019.
Business Combinations. Accounting for business combinations requires management to make significant estimates and assumptions to determine the fair values of assets acquired and liabilities assumed at the acquisition date. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based, in part, on historical experience and information obtained from management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain acquired intangible assets include, but are not limited to future expected cash flows including revenue growth rate assumptions from product sales, customer contracts and acquired technologies, expected costs to develop in-process research and development into commercially viable products, estimated cash flows from the projects when completed, including assumptions associated with the technology migration curve, estimated royalty rates used in valuing technology related intangible assets, and discount rates. The discount rates used to discount expected future cash flows to present value are typically derived from a weighted-average cost of capital analysis and adjusted to reflect inherent risks. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results.
We allocate the fair value of the purchase price of our acquisitions to the tangible assets acquired, liabilities assumed, and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values. The excess of the fair value of the purchase price over the fair values of these net tangible and intangible assets acquired is recorded as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the measurement period, which will not exceed one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of the purchase price of our acquisitions, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Operations.

The fair value of IPR&D is initially capitalized as an intangible asset with an indefinite life and assessed for impairment thereafter whenever events or changes in circumstances indicate that the carrying value of the IPR&D assets may not be recoverable. Impairment of IPR&D is recorded to research and development expenses. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized to costs of revenues over the asset’s estimated useful life.
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
Contingencies and Litigation. We are subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired and the amount of loss can be reasonably estimated. We accrue a liability and recognize as expense the estimated costs expected to be incurred to defend or settle asserted and unasserted claims existing as of the balance sheet date. See Note 14, “Commitments and Contingencies” and Note 15, “Litigation and Other Legal Matters” for additional details.
Recent Accounting Pronouncements
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
In January 2016, the FASB issued an accounting standard update that changes the accounting for financial instruments primarily related to equity investments (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee), financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. We adopted this update beginning in the first quarter of our fiscal year ending June 30, 2019 on a prospective basis and the adoption had no material impact on our Consolidated Financial Statements.
In August 2016, the FASB issued an accounting standard update intended to clarify how certain cash receipts and cash payments are presented and classified in the statement of cash flows. We adopted this update beginning in the first quarter of our fiscal year ending June 30, 2019 on a retrospective basis and the adoption had no material impact on our Consolidated Financial Statements.
In October 2016, the FASB issued an accounting standard update to recognize the income tax consequences of intra-entity transfers of assets other than inventory when they occur. This eliminates the exception to postpone recognition until the asset has been sold to an outside party. We adopted this update beginning in the first quarter of our fiscal year ending June 30, 2019 on a modified retrospective basis and the adoption had no material impact on our Consolidated Financial Statements.
In January 2017, the FASB issued an accounting standard on clarifying the definition of a business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. We adopted this update beginning in the first quarter of our fiscal year ending June 30, 2019 on a prospective basis and the adoption had no material impact on our Consolidated Financial Statements.

In January 2017, the FASB issued an accounting standard update to simplify the subsequent measurement of goodwill by removing the second step of the two-step impairment test, which requires an entity to determine the fair value of assets and liabilities similar to what is required in a purchase price allocation. Under the update, goodwill impairment will be calculated as the amount by which a reporting unit’s carrying value exceeds our fair value. We early adopted this update in the first quarter of our fiscal year ending June 30, 2019 on a prospective basis and the adoption had no material impact on our Consolidated Financial Statements.
In March 2017, the FASB issued an accounting standard update that changes the statements of operations classification of net periodic benefit cost related to defined benefit pension and/or other post-retirement benefit plans. Under the update, employers will present the service cost component of net periodic benefit cost in the same statements of operations line item(s) as other employee compensation costs arising from services rendered during the period. Only the service cost component will be eligible for capitalization in assets. Employers will present the other components of the net periodic benefit costs separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. We adopted this update beginning in the first quarter of our fiscal year ending June 30, 2019 on a retrospective basis and the adoption had no material impact on our Consolidated Financial Statements.
In May 2017, the FASB issued an accounting standard update regarding stock compensation that provides guidance about which changes to the terms and conditions of a share-based payment award require an entity to apply modification accounting in order to reduce diversity in practice and reduce complexity. We adopted this update beginning in the first quarter of our fiscal year ending June 30, 2019 on a prospective basis and the adoption had no material impact on our Consolidated Financial Statements.
In August 2017, the FASB issued an accounting standard update to hedge accounting to better align risk management activities by refining financial and non-financial hedging strategy eligibilities. This update also amends the presentation and disclosure requirements to increase transparency to better understand an entity’s risk exposures and how hedging strategies are used to manage those exposures. We early adopted this update in the second quarter of our fiscal year ending June 30, 2019 under the modified retrospective approach. The cumulative effect adjustment for the elimination of the ineffectiveness was not material to our Consolidated Financial Statements. The presentation and disclosure have been amended on a prospective basis, as required by this update.
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
Updates Not Yet Effective
In February 2016, the FASB issued an accounting standard update, Leases (Topic 842), (“ASC 842”) which supersedes the lease recognition requirements in Leases (Topic 840), (“ASC 840”). ASC 842 establishes a right- of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases. Consistent with ASC 840, leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statements of operations. The new guidance will be effective for us starting in the first quarter of our fiscal year ending June 30, 2020. ASC 842 requires a modified retrospective transition approach for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued an accounting standard update which amends ASC 842 and offers an additional (and optional) transition method by which entities may elect not to recast the comparative periods presented in financial statements in the period of adoption. This ASU has the same transition requirements and effective date as ASC 842. We will adopt ASC 842 using the optional adoption method and thereby not adjust comparative financial statements. Consequently, our reporting for the comparative periods presented in the year of adoption would continue to be in accordance with ASC 840, including the disclosure requirements of ASC 840. We currently plan to apply the package of practical expedients to leases that commenced before the effective date whereby we will elect to not reassess the following: (i) whether any expired or existing contracts contain leases; (ii) the lease classification for any expired or existing leases; and (iii) initial direct costs for any existing leases. We have enhanced system functionality to enable the preparation and reporting of financial information and are evaluating related processes and internal controls. We expect the most significant impact upon the adoption of this standard to be the recognition of ROU assets and lease liabilities on our Consolidated Balance Sheets. We do not expect the adoption of this standard will have a significant impact on our Consolidated Statements of Operations or Cash Flows.

In June 2016, the FASB issued an accounting standard update that changes the accounting for recognizing impairments of financial assets. Under the update, credit losses for certain types of financial instruments will be estimated based on expected losses. The update also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. This update is effective for us beginning in the first quarter of our fiscal year ending June 30, 2021, with early adoption permitted starting in the first quarter of fiscal year ending June 30, 2020. We are currently evaluating the impact of this accounting standard update on our Consolidated Financial Statements.
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
In August 2018, the FASB issued an accounting standard update to amend the disclosure requirements related to defined benefit pension and other post-retirement plans. Some of the changes include adding a disclosure requirement for significant gains and losses related to changes in the benefit obligation for the period and removing the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year. This standard update is effective for us beginning in the first quarter of the fiscal year ending June 30, 2021, and early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our Consolidated Financial Statements.
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
NOTE 2 — REVENUE
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
The cumulative effect of applying ASC 606 represents a net decrease to retained earnings of $21.0 million as of July 1, 2018, which primarily related to the following:

•
A decrease of approximately $97.0 million in retained earnings related to the deferral of estimated fair value of the warranty services provided with our products for which revenue will be recognized in future periods under ASC 606. Further, upon adoption of ASC 606, we recognize the standard warranty for a majority of products as a separate performance obligation, while in prior periods, we accounted for the estimated warranty cost as a charge to costs of revenues when revenue was recognized. This was partially offset by an increase in retained earnings of approximately $37.0 million related to reversal of standard warranty expense, which was charged to costs of revenues in prior periods.

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

Consistent with our policy, revenue on the majority of Orbotech’s contracts is recognized upon delivery because this represents the point in time at which control is transferred to the customers. Revenues derived from performance obligations such as warranty and service contracts are recognized over the period of the service.
The following table, including the results from the acquisition of Orbotech, summarizes the effects of adopting ASC 606 on our Consolidated Balance Sheets as follows:

As of June 30, 2019 (In thousands)	As Reported Under ASC 606	Prior to Adoption of ASC 606	Effect of Changes
ASSETS
Accounts receivable, net	$990,113	$1,097,098	$(106,985)
Other current assets	323,077	158,342	164,735
Deferred income taxes	206,141	195,537	10,604
LIABILITIES
Deferred system revenue	$282,348	$—	$282,348
Deferred service revenue	206,669	114,874	91,795
Deferred system profit	—	382,085	(382,085)
Other current liabilities	827,054	853,253	(26,199)
Deferred service revenue, non-current	98,772	88,289	10,483
STOCKHOLDERS’ EQUITY
Retained earnings	$714,825	$622,989	$91,836
Accumulated other comprehensive income (loss)	(73,029)	(73,205)	176
The following table, including the results from the acquisition of Orbotech, summarizes the effects of adopting ASC 606 on our Consolidated Statements of Operations as follows:

Year ended June 30, 2019 (In thousands, except per share amounts)	As Reported Under ASC 606	Prior to Adoption of ASC 606	Effect of Changes
Revenues:
Product	$3,392,243	$3,356,837	$35,406
Service	1,176,661	1,029,796	146,865
Costs and expenses:
Costs of revenues	1,869,377	1,819,060	50,317
Other expense (income), net	(31,462)	(30,989)	(473)
Provision for income taxes	121,214	101,838	19,376
Net income attributable to KLA	1,175,617	1,062,566	113,051
Net income per share attributable to KLA
Basic	$7.53	$6.81	$0.72
Diluted	$7.49	$6.77	$0.72

Contract Balances

	As of	As of
(In thousands, except for percentage)	June 30, 2019	July 1, 2018	$ Change	% Change
Accounts receivable, net	$990,113	$635,878	$354,235	56%
Contract assets	$94,015	$14,727	$79,288	538%
Contract liabilities	$587,789	$556,691	$31,098	6%
Our payment terms and conditions vary by contract type, although terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of shipment, with the remainder payable within 30 days of acceptance.

The change in contract assets during the fiscal year ended June 30, 2019 was mainly due to an increase in contract assets of $76.3 million from the Orbotech Acquisition in the third quarter of fiscal year 2019 and $16.8 million of revenue recognized in excess of the amounts billed to the customers, partially offset by $14.7 million of contract assets reclassified to net accounts receivable as our right to consideration for these contract assets became unconditional. Contract assets are included in other current assets on our Consolidated Balance Sheets.
During the fiscal year ended June 30, 2019, we recognized revenue of $461.3 million that was included in contract liabilities as of July 1, 2018. This was partially offset by an increase in contract liabilities of $43.2 million from the Orbotech Acquisition in the third quarter of fiscal year 2019, and the value of products and services billed to customers for which control of the products and service has not transferred to the customers. Contract liabilities are included in current and non-current liabilities on our Consolidated Balance Sheets.

Remaining Performance Obligations
As of June 30, 2019, we had $1.84 billion of remaining performance obligations, which represents our obligation to deliver products and services, and consists primarily of sales orders where written customer requests have been received. We expect to recognize approximately 5% to 15% of these performance obligations as revenue beyond the next twelve months, subject to risk of delays, pushouts, and cancellation by the customer, usually with limited or no penalties.
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

NOTE 3 — FAIR VALUE MEASUREMENTS
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
As of June 30, 2019, the types of instruments valued based on quoted market prices in active markets included money market funds, certain U.S. Treasury securities and U.S. Government agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
The types of instruments valued based on other observable inputs included corporate debt securities, sovereign securities, municipal securities, certain U.S. Treasury securities and U.S. Government agency securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
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
The fair value of deferred payments and contingent consideration payable, the majority of which were recorded in connection with business combinations during the fiscal year ended June 30, 2019, were classified as Level 3 and estimated using significant inputs that were not observable in the market. See Note 6 “Business Combinations” for additional information.

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on our Consolidated Balance Sheets as follow

As of June 30, 2019 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Little or No Market Activity Inputs (Level 3)
Assets
Cash equivalents:
Corporate debt securities	$10,988	$—	$10,988	$—
Money market funds and other	352,708	352,708	—	—
U.S. Government agency securities	27,994	—	27,994	—
U.S. Treasury securities	55,858	—	55,858	—
Marketable securities:
Corporate debt securities	422,089	—	422,089	—
Municipal securities	1,913	—	1,913
Sovereign securities	5,994	—	5,994	—
U.S. Government agency securities	131,224	131,224	—	—
U.S. Treasury securities	151,838	151,838	—	—
Total cash equivalents and marketable securities(1)	1,160,606	635,770	524,836	—
Other current assets:
Derivative assets	2,557	—	2,557	—
Other non-current assets:
Executive Deferred Savings Plan	207,581	158,021	49,560	—
Total financial assets(1)	$1,370,744	$793,791	$576,953	$—
Liabilities
Derivative liabilities	$(3,334)	$—	$(3,334)	$—
Deferred payments	(8,800)	—	—	(8,800)
Contingent consideration payable	(14,005)	—	—	(14,005)
Total financial liabilities	$(26,139)	$—	$(3,334)	$(22,805)
__________________

(1)	Excludes cash of $479.8 million held in operating accounts and time deposits of $99.0 million as of June 30, 2019.

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on our Consolidated Balance Sheets as follows:

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
There were no transfers between Level 1 and Level 2 fair value measurements during the fiscal year ended June 30, 2019 or 2018. We did not have any assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of June 30, 2018. See Note 8 “Debt” for disclosure of the fair value of our Senior Notes.

NOTE 4 — FINANCIAL STATEMENT COMPONENTS
Consolidated Balance Sheets

	As of June 30,
(In thousands)	2019	2018
Accounts receivable, net:
Accounts receivable, gross	$1,002,114	$663,317
Allowance for doubtful accounts	(12,001)	(11,639)
	$990,113	$651,678
Inventories:
Customer service parts	$328,515	$253,639
Raw materials	444,627	331,065
Work-in-process	285,191	280,208
Finished goods	204,167	66,933
	$1,262,500	$931,845
Other current assets:
Contract assets	$94,015	$—
Deferred costs of revenue(1)	70,721	—
Prepaid expenses	88,387	47,088
Prepaid income and other taxes	51,889	23,452
Other current assets	18,065	14,619
	$323,077	$85,159
Land, property and equipment, net:
Land	$67,883	$40,599
Buildings and leasehold improvements	402,678	335,647
Machinery and equipment	669,316	577,077
Office furniture and fixtures	28,282	22,171
Construction-in-process	26,029	9,180
	1,194,188	984,674
Less: accumulated depreciation	(745,389)	(698,368)
	$448,799	$286,306
Other non-current assets:
Executive Deferred Savings Plan	$207,581	$197,213
Other non-current assets	58,392	38,869
	$265,973	$236,082
Other current liabilities:
Executive Deferred Savings Plan	$208,926	$199,505
Compensation and benefits	226,462	173,774
Other accrued expenses	196,177	123,869
Customer credits and advances	133,677	116,440
Warranty	6,470	42,258
Income taxes payable	23,350	23,287
Interest payable	31,992	16,947
	$827,054	$696,080
Other non-current liabilities:
Pension liabilities	$79,622	$66,786
Income taxes payable	392,266	371,665
Other non-current liabilities	116,009	54,791
	$587,897	$493,242

________________

(1)	Deferred costs of revenue were previously included under deferred system profit prior to the adoption of ASC 606.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (“OCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of June 30, 2019	$(44,041)	$(1,616)	$(8,725)	$(18,647)	$(73,029)

Balance as of June 30, 2018	$(29,974)	$(11,032)	$1,932	$(14,859)	$(53,933)

The effects on net income of amounts reclassified from accumulated OCI to the Consolidated Statements of Operations for the indicated periods were as follows (in thousands):

	Location in the Consolidated Statements of Operations	Year ended June 30,
Accumulated OCI Components		2019	2018
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts(1)	Revenues	$4,329	$955
	Costs of revenues and operating expenses	(739)	2,137
	Interest expense	424	754
	Other expense (income), net	4	—
	Net gains reclassified from accumulated OCI	$4,018	$3,846

Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$(1,294)	$(209)
________________

(1)
Reflects the adoption of the new accounting guidance for hedge accounting in the second quarter of fiscal year 2019. For additional details, refer to Note 16, “Derivative Instruments and Hedging Activities.”

The amounts reclassified out of accumulated OCI related to our defined benefit pension plans, which were recognized as a component of net periodic cost for the fiscal years ended June 30, 2019 and 2018 were $1.1 million and $1.8 million, respectively. For additional details, refer to Note 12, “Employee Benefit Plans.”
Consolidated Statements of Operations
The following table shows other expense (income), net for the indicated periods:

	Year ended June 30,
(In thousands)	2019	2018	2017
Other expense (income), net:
Interest income	$(40,367)	$(36,869)	$(23,270)
Foreign exchange (gains) losses, net	(322)	708	641
Net realized losses (gains) on sale of investments	1,294	209	(191)
Other	7,933	5,470	5,998
	$(31,462)	$(30,482)	$(16,822)

NOTE 5 — MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of June 30, 2019 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$433,518	$141	$(582)	$433,077
Money market funds and other	352,708	—	—	352,708
Municipal securities	1,910	3	—	1,913
Sovereign securities	6,001	1	(8)	5,994
U.S. Government agency securities	159,454	5	(241)	159,218
U.S. Treasury securities	208,058	39	(401)	207,696
Subtotal	1,161,649	189	(1,232)	1,160,606
Add: Time deposits(1)	99,006	—	—	99,006
Less: Cash equivalents	536,206	17	(2)	536,221
Marketable securities	$724,449	$172	$(1,230)	$723,391

As of June 30, 2018 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$747,763	$148	$(7,508)	$740,403
Money market funds and other	863,115	—	—	863,115
Sovereign securities	17,293	—	(151)	17,142
U.S. Government agency securities	326,508	16	(2,827)	323,697
U.S. Treasury securities	411,329	3	(3,682)	407,650
Subtotal	2,366,008	167	(14,168)	2,352,007
Add: Time deposits(1)	54,537	—	—	54,537
Less: Cash equivalents	930,608	—	—	930,608
Marketable securities	$1,489,937	$167	$(14,168)	$1,475,936
__________________

(1)	Time deposits excluded from fair value measurements.
Our investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of our unrealized losses are due to changes in market interest rates, and bond yields. We believe that we have the ability to realize the full value of all of these investments upon maturity. As of June 30, 2019, we had 246 investments in an unrealized loss position. The following table summarizes the fair value and gross unrealized losses of our investments that were in an unrealized loss position as of the date indicated below, the majority of which were in a continuous loss position for 12 months or more:

As of June 30, 2019 (In thousands)	Fair Value	Gross Unrealized Losses
Corporate debt securities	$321,972	$(580)
Sovereign securities	1,999	(8)
U.S. Government agency securities	126,694	(241)
U.S. Treasury securities	142,796	(401)
Total	$593,461	$(1,230)

The contractual maturities of securities classified as available-for-sale, regardless of their classification on our Consolidated Balance Sheets, as of the date indicated below were as follows:

As of June 30, 2019 (In thousands)	Amortized Cost	Fair Value
Due within one year	$554,039	$553,048
Due after one year through three years	170,410	170,343
	$724,449	$723,391
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains on available for sale securities were immaterial for the fiscal years ended June 30, 2019, 2018 and 2017. Realized losses on available for sale securities were $1.4 million for the fiscal year ended June 30, 2019 and were immaterial for the fiscal years ended June 30, 2018 and 2017.

NOTE 6 - BUSINESS COMBINATIONS
Orbotech Acquisition

On February 20, 2019, we completed the acquisition of Orbotech for total purchase consideration of approximately $3.26 billion which was paid in part by cash of $1.90 billion, in part by KLA common stock with a fair value of $1.32 billion and the balance by the assumption of stock options and RSUs. Orbotech is a global supplier of yield-enhancing and process-enabling solutions for the manufacture of electronics products. KLA acquired Orbotech to extend and enhance its portfolio of products to address market opportunities in the printed circuit board, flat panel display, advanced packaging and semiconductor manufacturing areas.

Preliminary Purchase Price Allocation
The aggregate purchase consideration has been preliminarily allocated as follows (in thousands):

Purchase Price
Cash for outstanding Orbotech shares(1)	$1,901,948
Fair value of KLA common stock issued for outstanding Orbotech shares(2)	1,324,657
Cash for Orbotech equity awards(3)	9,543
Fair value of KLA common stock issued to settle Orbotech equity awards(4)	6,129
Stock options and RSUs assumed(5)	13,281
Total purchase consideration	3,255,558
Less: cash acquired	(215,640)
Total purchase consideration, net of cash acquired	$3,039,918

Allocation
Accounts receivable, net	$200,517
Inventories	329,491
Contract assets	63,181
Other current assets	73,557
Property, plant and equipment	102,086
Goodwill	1,811,760
Intangible assets	1,553,570
Other non-current assets	73,179
Accounts payable	(53,015)
Accrued liabilities	(179,624)
Other current liabilities(6)	(69,860)
Deferred tax liabilities(7)	(777,838)
Other non-current liabilities(6)	(67,901)
Non-controlling interest	(19,185)
$3,039,918

________________

(1)	Represents the total cash paid to settle 48.9 million outstanding Orbotech shares as of February 20, 2019 at $38.86 per Orbotech share.

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

(6)
On December 24, 2018, Orbotech, as part of its strategy to invest in the high growth area of the software business within the Printed Circuit Boards (“PCB”) industry, acquired the remaining 50% shares of Frontline, which was prior to that accounted as an equity investee, from Mentor Graphics Development Services (Israel) Ltd. Orbotech acquired all of the joint venture interests it did not previously own for $85.0 million in cash on hand and agreed to pay an additional $10.0 million in cash over four years plus a cash earn-out of not less than $5.0 million and up to $20.0 million. The earn out amounts are based on revenues from a Frontline product currently under development. As of both February 20, 2019 and June 30, 2019, the estimated fair market values of the four-year cash payment was $8.8 million and the earn-out was $7.1 million. As of both February 20, 2019 and June 30, 2019, these amounts have been included in current and non-current liabilities at $4.3 million and $11.6 million, respectively.

(7)	Primarily related to tax impact on the future amortization of intangible assets acquired and inventory fair value adjustments.

During the fourth quarter of the fiscal year ended June 30, 2019, we recorded measurement period adjustments to reflect facts and circumstances in existence as of the Acquisition Date. These adjustments primarily related to the valuation of acquired intangible assets of $75.5 million, trade accounts receivable of $21.5 million, non-controlling interest of $17.4 million, other immaterial adjustments of $6.1 million, and related impacts on the deferred income tax liabilities of $47.5 million with resulting to corresponding increase to goodwill of $38.2 million.
KLA allocated the purchase price to tangible and identified intangible assets acquired and liabilities assumed based on the preliminary estimates of their estimated fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made by management at the time of the Orbotech Acquisition and are subject to change during the measurement period which is not expected to exceed one year. The primary tasks that are required to be completed include discovery and the remeasurement of unknown uncertain tax positions that existed at the acquisition date, adjustments to the deferred tax liabilities for unremitted earnings, validation of synergies expected to be derived from the acquisition of Orbotech, recoverability of certain acquired assets and reallocation of certain acquired intangible assets between jurisdictions based on the outcome of ongoing tax audits, including any related tax impacts. Any adjustments to our preliminary purchase price allocation identified during the measurement period will be recognized in the period in which the adjustments are determined and recorded against goodwill.

The operating results of Orbotech have been included in our Consolidated Financial Statements for the fiscal year ended June 30, 2019 from the Acquisition Date. The goodwill was primarily attributable to the assembled workforce of Orbotech, planned growth in new markets and synergies expected to be achieved from the combined operations of KLA and Orbotech. None of the goodwill is deductible for income tax purposes. Goodwill arising from the Orbotech Acquisition has been allocated to the Specialty Semiconductor Process; and the PCB and Display reporting units during the fiscal year ended June 30, 2019. For additional details, refer to Note 7 “Goodwill and Purchased Intangible Assets.”

Intangible Assets

The estimated fair value and weighted average useful life of the Orbotech intangible assets are as follows:

(In thousands)	Fair Value	Weighted Average Useful Lives
Existing technology(1)	$1,008,000	8
Customer-related assets(2)	227,000	8
Backlog(3)	37,500	1
Trade name(4)	91,500	7
Off market leases (5)	2,070	7
Total identified finite-lived intangible assets	1,366,070
In-process research and development(6)	187,500	N/A
Total identified intangible assets	$1,553,570
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

(2)
Customer contracts and related relationships represent the fair value of the existing relationships with the Orbotech customers and its fair value was determined using the Multi-Period Excess Earning Method which involves isolating the net earnings attributable to the asset being measured based on present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. The economic useful life was determined based on historical customer attrition rates.

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

(5)
The favorable/unfavorable components of the acquired leases were determined using the Income Approach which involves present valuing the difference in future cash flows between the contracted lease payments and the rent payable to a market participant over the lease terms. The economic useful life is based on the remaining lease term.

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

Our Consolidated Statements of Operations for the fiscal year ended June 30, 2019 included revenue of $388.9 million and a net loss of $61.6 million from Orbotech.

Other Fiscal 2019 Acquisitions
During the three months ended March 31, 2019, we acquired three privately-held companies primarily to expand our products and services offerings for an aggregate purchase price of $118.3 million, including a post-closing working capital adjustment, and the fair value of the promise to pay additional consideration of up to $13.0 million contingent on the achievement of certain milestones. As of June 30, 2019, the estimated fair value of the additional consideration was $5.1 million, which is classified as a current liability on the Consolidated Balance Sheets.

During the three months ended September 30, 2018 we acquired two privately-held companies for an aggregate purchase price of $15.4 million, including the fair value of the promise to pay total additional consideration of up to $6.0 million contingent on the achievement of certain milestones. As of June 30, 2019, the estimated fair value of the additional consideration was $1.8 million, which is classified as a current liability on the Consolidated Balance Sheets.
None of these acquisitions were individually material to our Consolidated Financial Statements.
The aggregate purchase price of the other fiscal 2019 acquisitions was allocated on a preliminary basis as follows:

(In thousands)	Fair Value
Net tangible assets (including Cash and cash equivalents of $2.6 million)	$13,214
Identifiable intangible assets	75,130
Goodwill	45,380
Total	$133,724
The goodwill was primarily attributable to the assembled workforce, and planned growth in new markets. A portion of the goodwill is deductible for income tax purposes. Our Consolidated Statements of Operations for the fiscal year ended June 30, 2019 included revenues of $9.7 million, respectively, and net losses of $3.5 million from these privately-held companies.
KLA, in the aggregate for the Orbotech and other fiscal 2019 acquisitions, incurred approximately $40.2 million of acquisition-related costs, which are primarily included within selling, general and administrative expenses in our Consolidated Statements of Operations.
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

Supplemental Unaudited Pro Forma Information:

The following unaudited pro forma financial information summarizes the combined results of operations for KLA, Orbotech, and the three acquisitions completed in the third quarter of fiscal 2019 as if the companies were combined as of the beginning of fiscal 2018. The unaudited pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to stock-based compensation expense, the purchase accounting effect on inventory acquired, the purchase accounting effect on deferred revenue, interest expense and amortization of debt issuance costs associated with the Senior Notes financing, and transaction costs.

The table below reflects the impact of material and nonrecurring adjustments to the unaudited pro forma results for the fiscal year ended June 30, 2019 and 2018 that are directly attributable to the acquisitions:

	Year ended June 30,
Non-recurring Adjustments (In thousands)	2019	2018
Decrease to revenue as a result of deferred revenue fair value adjustment	$—	$5,349
Increase to expense as a result of inventory fair value adjustment	$1,029	$85,778
(Decrease)/increase to expense as a result of transaction costs	$(64,343)	$64,343
Increase to expense as a result of compensation costs	$7,201	$39,888

The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisitions actually occurred at the beginning of fiscal year 2018 or of the results of our future operations of the combined businesses.

	Pro Forma
	Year ended June 30,
(In thousands)	2019	2018
Revenues	$5,154,823	$5,079,654
Net income attributable to KLA	$1,288,467	$608,542

We have not included pro forma results of operations for the acquisition of privately-held companies completed in the first quarter of fiscal 2019 herein as they were not material to us on either an individual or in aggregate. We included the results of operations of each acquisition in our Consolidated Statements of Operations from the date of each acquisition.

NOTE 7 — GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the current and prior business combinations. Following the update of the organizational structure during the fiscal year 2019, as described in Note 17, “Segment Reporting and Geographic Information”, we have four reportable segments and six reporting units. To reflect our new segment structure, goodwill arising from the Orbotech Acquisition has been allocated to the Specialty Semiconductor Process; and the PCB and Display reporting units using an acquisition accounting method. The following table presents goodwill carrying value and the movements during the fiscal years ended June 30, 2019 and 2018(1):

(In thousands)	Wafer Inspection	Patterning	GSS	SPC Others	Wafer Inspection and Patterning	Specialty Semiconductor Process	PCB and Display	Component Inspection	Total
Balance as of June 30, 2017	$281,095	$53,255	$2,856	$12,320	$—	$—	$—	$—	$349,526
Acquired goodwill	—	—	5,163	—	—	—	—	—	5,163
Foreign currency adjustment	(90)	—	20	79	—	—	—	—	9
Balance as of June 30, 2018	281,005	53,255	8,039	12,399	—	—	—	—	354,698
Acquired goodwill	—	26,362	17,869	1,176	—	821,842	989,918	—	1,857,167
Reallocation due to change in segments	(281,005)	(79,617)	—	(13,575)	360,622	—	—	13,575	—
Foreign currency and other adjustments		—	—	—	(7)	—	—	—	(7)
Balance as of June 30, 2019	$—	$—	$25,908	$—	$360,615	$821,842	$989,918	$13,575	$2,211,858
_________________

(1)	No goodwill was assigned to the Other reporting unit, and accordingly not disclosed in the table above.

Goodwill is net of accumulated impairment losses of $277.6 million, which were recorded prior to the fiscal year ended June 30, 2014. As of June 30, 2019, all of accumulated impairment losses were included in the Wafer Inspection and Patterning reporting unit. As of June 30, 2018 and 2017, approximately $1.0 million and $276.6 million of accumulated impairment losses were included in the Wafer Inspection reporting unit and the Patterning reporting unit, respectively.
The change in goodwill during the fiscal year ended June 30, 2019 is due to $1.81 billion related to the acquisition of Orbotech and $45.4 million related to the acquisition of the privately-held companies during the period. For additional details, refer to Note 6 “Business Combinations”.
We performed a qualitative assessment of the goodwill for our reporting units during the three months ended March 31, 2019. Based on this assessment we concluded that it was more likely than not that the fair value of each of the reporting units exceeded its carrying amount. As a result of our determination based on our qualitative assessment, it was not necessary to perform the quantitative goodwill impairment test at this time. In assessing the qualitative factors, we considered the impact of key factors, including changes in the industry and competitive environment, market capitalization, stock price, earnings multiples, budgeted-to-actual revenue performance from prior year, gross margin and cash flows from operating activities. In addition, subsequent to the update of the organizational structure, we performed a qualitative assessment of the goodwill for our reporting units, which were impacted by the organizational change, and concluded that there were no impairment indicators identified.

Based on our assessment, goodwill in the reporting units was not impaired as of June 30, 2019 and 2018. The next annual assessment of goodwill by reporting unit is scheduled to be performed in the third quarter of the fiscal year ending June 30, 2020.
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of June 30, 2019			As of June 30, 2018
Category	Range of Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-8	$1,224,629	$196,582	$1,028,047	$160,859	$144,202	$16,657
Trade name/trademark	4-7	114,573	25,052	89,521	20,993	20,060	933
Customer relationships	4-9	297,250	66,471	230,779	56,680	55,136	1,544
Backlog and other	<1- 9	43,969	19,146	24,823	660	461	199
Intangible assets subject to amortization		1,680,421	307,251	1,373,170	239,192	219,859	19,333
In-process research and development		187,500	—	187,500	—	—	—
Total		$1,867,921	$307,251	$1,560,670	$239,192	$219,859	$19,333
Purchased intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The change in the gross carrying amounts of intangible assets is due to the acquisition of Orbotech and other privately-held companies. For additional details, refer to Note 6 “Business Combinations.”
Amortization expense for purchased intangible assets for the periods indicated below was as follows:

	Year ended June 30,
(In thousands)	2019	2018
Amortization expense- Cost of revenues	$52,387	$4,095
Amortization expense- Selling, general and administrative	34,992	535
Amortization expense- Research and development	13	—
Total	$87,392	$4,630
Based on the purchased intangible assets gross carrying amount recorded as of June 30, 2019, the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2020	$206,293
2021	186,609
2022	185,159
2023	184,060
2024	182,113
Thereafter	428,936
Total	$1,373,170

NOTE 8 — DEBT
The following table summarizes our debt as of June 30, 2019 and June 30, 2018:

	As of June 30, 2019		As of June 30, 2018
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 3.375% Senior Notes due on November 1, 2019	250,000	3.377%	250,000	3.377%
Fixed-rate 4.125% Senior Notes due on November 1, 2021	500,000	4.128%	500,000	4.128%
Fixed-rate 4.650% Senior Notes due on November 1, 2024	1,250,000	4.682%	1,250,000	4.682%
Fixed-rate 5.650% Senior Notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Fixed-rate 4.100% Senior Notes due on March 15, 2029	800,000	4.159%	—	—%
Fixed-rate 5.000% Senior Notes due on March 15, 2049	400,000	5.047%	—	—%
Total	3,450,000		2,250,000
Unamortized discount	(8,738)		(2,523)
Unamortized debt issuance costs	(17,880)		(10,075)
Total	$3,423,382		$2,237,402

Reported as:
Current portion of long-term debt	$249,999		$—
Long-term debt	3,173,383		2,237,402
Total	$3,423,382		$2,237,402
As of June 30, 2019, future principal payments for the long-term debt are $250.0 million in fiscal year 2020; $500.0 million in fiscal year 2022; and $2.70 billion after fiscal year 2023.
Senior Notes:
In March 2019 and November 2014, we issued $1.20 billion and $2.50 billion, respectively (each, a “2019 Senior Notes”, a “2014 Senior Notes”, and collectively the “Senior Notes”), aggregate principal amount of senior, unsecured long-term notes.
The interest rate specified for each series of the 2014 Senior Notes will be subject to adjustments from time to time if Moody’s Investor Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“S&P”) or, under certain circumstances, a substitute rating agency selected by us as a replacement for Moody’s or S&P, as the case may be (a “Substitute Rating Agency”), downgrades (or subsequently upgrades) its rating assigned to the respective series of the 2014 Senior Notes such that the adjusted rating is below investment grade. If the adjusted rating of any series of the 2014 Senior Notes from Moody’s (or, if applicable, any Substitute Rating Agency) is decreased to Ba1, Ba2, Ba3 or B1 or below, the stated interest rate on such series of the 2014 Senior Notes as noted above will increase by 25 bps, 50 bps, 75 bps or 100 bps, respectively (“bps” refers to Basis Points and 1% is equal to 100 bps). If the rating of any series of the 2014 Senior Notes from S&P (or, if applicable, any Substitute Rating Agency) with respect to such series of the 2014 Senior Notes is decreased to BB+, BB, BB- or B+ or below, the stated interest rate on such series of the 2014 Senior Notes as noted above will increase by 25 bps, 50 bps, 75 bps or 100 bps, respectively. The interest rates on any series of the 2014 Senior Notes will permanently cease to be subject to any adjustment (notwithstanding any subsequent decrease in the ratings by any of Moody’s, S&P and, if applicable, any Substitute Rating Agency) if such series of the 2014 Senior Notes becomes rated “Baa1” (or its equivalent) or higher by Moody’s (or, if applicable, any Substitute Rating Agency) and “BBB+” (or its equivalent) or higher by S&P (or, if applicable, any Substitute Rating Agency), or one of those ratings if rated by only one of Moody’s, S&P and, if applicable, any Substitute Rating Agency, in each case with a stable or positive outlook. Unlike the 2014 Senior Notes, the interest rate for each series of the 2019 Senior Notes will not be subject to such adjustments.
During the three months ended June 30, 2018, we entered into a series of forward contracts (the “2018 Rate Lock Agreements”) to lock the benchmark interest rate with notional amount of $500.0 million in aggregate. In October 2014, we entered into a series of forward contracts to lock the 10-year treasury rate (“benchmark rate”) on a portion of the 2014 Senior Notes with a notional amount of $1.00 billion in aggregate. For additional details on the forward contracts, refer to Note 17, “Derivative Instruments and Hedging Activities.”

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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of June 30, 2019 and June 30, 2018 was approximately $3.70 billion and $2.33 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of June 30, 2019, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility:
In November 2017, we entered into a Credit Agreement (the “Credit Agreement”) providing for a $750.0 million five-year unsecured Revolving Credit Facility (the “Revolving Credit Facility”), which replaced our prior Credit Facility. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased in an amount up to $250.0 million in the aggregate. In November 2018, we entered into an Incremental Facility, Extension and Amendment Agreement (the “Amendment”), which amends the Credit Agreement to (a) extend the Maturity Date (the “Maturity Date”) from November 30, 2022 to November 30, 2023, (b) increase the total commitment by $250.0 million and (c) effect certain other amendments to the Credit Agreement as set forth in the Amendment. After giving effect to the Amendment, the total commitments under the Credit Agreement are $1.00 billion. During the third quarter of the fiscal year ended June 30, 2019, we made borrowings of $900.0 million from the Revolving Credit Facility, which were paid in full in the same quarter. As of June 30, 2019, we had no outstanding borrowings under the Revolving Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the Maturity Date, at which time such Revolving Credit Facility will terminate, and all outstanding loans under such facility, together with all accrued and unpaid interest, must be repaid. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility will bear interest, at our option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to 175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to our credit rating. As of June 30, 2019,we pay an annual commitment fee of 12.5 bps on the daily undrawn balance of the Revolving Credit Facility.
The Revolving Credit Facility requires us to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, we are required to maintain the maximum leverage ratio as described in the Credit Agreement on a quarterly basis of 3.00 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of June 30, 2019, we elected to increase the maximum allowed leverage ratio to 4.00 to 1.00 following the Orbotech Acquisition.
We were in compliance with all covenants under the Credit Agreement as of June 30, 2019.

NOTE 9 — EQUITY, LONG-TERM INCENTIVE COMPENSATION PLANS AND NON-CONTROLLING INTEREST
Equity Incentive Program
As of June 30, 2019, we were able to issue new equity incentive awards, such as restricted stock units (“RSUs”) and stock options, to our employees, consultants and members of our Board of Directors under our 2004 Equity Incentive Plan (the “2004 Plan”) with 11.6 million shares available for issuance.
Any 2004 Plan awards of restricted stock units, performance shares, performance units or deferred stock units are counted against the total number of shares issuable under the 2004 Plan as follows, based on the grant date of the applicable award: (a) for any such awards granted before November 6, 2013, the awards counted against the 2004 Plan share reserve as 1.8 shares for every one share subject thereto; and (b) for any such awards granted on or after November 6, 2013, the awards count against the 2004 Plan share reserve as 2.0 shares for every one share subject thereto.
In addition, the plan administrator has the ability to grant “dividend equivalent” rights in connection with awards of restricted stock units, performance shares, performance units and deferred stock units before they are fully vested. The plan administrator, at its discretion, may grant a right to receive dividends on the aforementioned awards which may be settled in cash or our stock at the discretion of the plan administrator subject to meeting the vesting requirement of the underlying awards.
Assumed Equity Plans
As of the Acquisition Date, we assumed outstanding equity incentive awards under the following Orbotech equity incentive plans: (i) Equity Remuneration Plan for Key Employees of Orbotech and its Affiliates and Subsidiaries (as Amended and Restated in 2005), (ii) 2010 Equity-Based Incentive Plan, and (iii) 2015 Equity-Based Incentive Plan (each, an “Assumed Equity Plan” and collectively the “Assumed Equity Plans”). The awards under the Assumed Equity Plans, previously issued in the form of stock options and restricted share units (“RSUs”), were generally settled as follows:

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

As of the Acquisition Date, the estimated fair value of the Assumed Equity Awards was $55.0 million, of which $13.3 million was recognized as goodwill and the balance of $41.7 million will be recognized as stock-based compensation expense over the remaining service period of the Assumed Equity Awards. The fair value of the Assumed Equity Awards for services rendered through the Acquisition Date was recognized as a component of the merger consideration, with the remaining fair value related to the post-combination services to be recorded as stock-based compensation over the remaining vesting period.
A total of 14,558 and 518,971 shares of our common stock underly the Assumed Options and RSUs and have an estimated weighted average fair value at the Acquisition Date of $53.3 and $104.5 per share, respectively. As of June 30, 2019, there were 14,558 and 465,587 shares of our common stock underlying the outstanding Assumed Options and RSUs, respectively, under the Assumed Equity Plans. The weighted-average remaining contractual terms, the aggregate intrinsic values, and the weighted average exercise price for the stock options outstanding under the Assumed Equity Plans as of June 30, 2019 were 4.4 years, $0.9 million, and $54.0 per share, respectively. No Assumed Options were exercised during the year ended June 30, 2019.

Equity Incentive Plans - General Information
The following table summarizes the combined activity under our equity incentive plans:

(In thousands)	Available For Grant(1)(5)
Balances as of June 30, 2016	6,778
Restricted stock units granted(2)	(2,169)
Restricted stock units canceled	101
Balances as of June 30, 2017	4,710
Restricted stock units granted(2)	(1,132)
Restricted stock units granted adjustment(4)	33
Restricted stock units canceled	69
Balances as of June 30, 2018	3,680
Plan shares increased	12,000
Restricted stock units granted(2)(3)	(2,463)
Restricted stock units granted adjustment(4)	5
Restricted stock units canceled	51
Plan shares expired (1998 Director Plan)	(1,660)
Balances as of June 30, 2019	11,613
__________________

(1)	The number of RSUs reflects the application of the award multiplier as described above (1.8x or 2.0x depending on the grant date of the applicable award).

(2)
Includes RSUs granted to senior management with performance-based vesting criteria (in addition to service-based vesting criteria for any of such RSUs that are deemed to have been earned) (“performance-based RSUs”). As of June 30, 2019, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria had been satisfied. Therefore, this line item includes all such performance-based RSUs granted during the fiscal year, reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.7 million shares, 0.3 million shares and 84 thousand shares for the fiscal years ended June 30, 2019, 2018 and 2017, respectively, reflects the application of the 1.8x or 2.0x multiplier described above).

(3)
Includes RSUs granted to executive management during the fiscal year ended June 30, 2019 with both a market condition and a service condition (“market-based RSUs”). Under the award agreements, the vesting of the market-based RSUs is contingent on achieving total stockholder return (including stock price appreciation and cash dividends) objectives on a per share basis of equal to or greater than 150%, 175% and 200% multiplied by the measurement price of $116.39 during the five-year period ending March 20, 2024. The awards are split into three tranches and, to the extent that total stockholder return targets have been met, one-third of the maximum number of shares available under these awards will vest on each of the third, fourth, and fifth anniversaries of the grant date. This line item includes all such market-based RSUs granted during the third quarter of the fiscal year ended June 30, 2019 reported at the maximum possible number of shares that may ultimately be issuable if all applicable market-based criteria are met at their maximum levels and all applicable service-based criteria are fully satisfied (0.8 million shares for the year ended June 30, 2019 reflects the application of the multiplier described above).

(4)
Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the year ended June 30, 2019 and 2018.

(5)	No additional stock options, RSUs or other awards will be granted under the Assumed Equity Plans.

The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. For RSUs granted without “dividend equivalent” rights, fair value is calculated using the closing price of our common stock on the grant date, adjusted to exclude the present value of dividends which are not accrued on those RSUs. The fair value for RSUs granted with “dividend equivalent” rights is determined using the closing price of our common stock on the grant date The fair value for market-based RSUs is estimated on the grant date using a Monte Carlo simulation model with the following assumptions: expected volatilities ranging from 27.8% to 28.1%, based on a combination of implied volatility from traded options on our common stock and the historical volatility of our common stock; dividend yield ranging from 2.4% to 2.5%, based on our current expectations about our anticipated dividend policy; risk-free interest rate ranging from 2.3% to 2.4%, based on the implied yield available on U.S. Treasury zero-coupon issues with terms equal to the contractual terms of each tranche; and an expected term which takes into consideration the vesting term and the contractual term of the market-based award. The awards are amortized over service periods of three, four, and five years, which is the longer of the explicit service period or the period in which the market target is expected to be met. The fair value for purchase rights under our Employee Stock Purchase Plan is determined using a Black-Scholes model.
The following table shows stock-based compensation expense for the indicated periods:

	Year ended June 30,
(In thousands)	2019(1)	2018	2017
Stock-based compensation expense by:
Costs of revenues	$10,384	$8,062	$5,338
Research and development	16,225	11,249	8,089
Selling, general and administrative	67,585	43,473	37,516
Total stock-based compensation expense	$94,194	$62,784	$50,943
 __________________

(1)	Includes $10.9 million of stock-based compensation expense acceleration for certain equity awards for Orbotech employees.
The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of June 30,
	2019	2018
Inventory	$4,819	$4,580

Restricted Stock Units
The following table shows the activity and weighted-average grant date fair value for RSUs during the fiscal year ended June 30, 2019:

	Shares (In thousands) (1)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2018(2)	2,014	$76.50
Granted(2)	1,232	$99.53
Granted adjustments(3)	(2)	$50.88
Assumed upon Orbotech Acquisition(4)	519	$104.49
Vested and released	(500)	$73.88
Withheld for taxes	(323)	$73.88
Forfeited	(38)	$92.08
Outstanding restricted stock units as of June 30, 2019(2)	2,902	$91.84
 __________________

(1)
Share numbers reflect actual shares subject to awarded RSUs. Under the terms of the 2004 Plan, the number of shares subject to each award reflected in this number is multiplied by either 1.8x or 2.0x (depending on the grant date of the award) to calculate the impact of the award on the share reserve under the 2004 Plan.

(2)
Includes performance-based and market-based RSUs. As of June 30, 2019, it had not yet been determined the extent to which (if at all) the performance-based or market-based vesting criteria had been satisfied. Therefore, this line item includes all such RSUs, reported at the maximum possible number of shares (i.e., 0.7 million shares for the fiscal year ended June 30, 2019, 0.2 million shares for fiscal year ended June 30, 2018 and 42 thousand shares for the fiscal year ended June 30, 2017) that may ultimately be issuable if all applicable performance-based and market-based criteria are achieved at their maximum and all applicable service-based criteria are fully satisfied.

(3)
Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the fiscal year ended June 30, 2019.

(4)
Represents Assumed RSUs under the Assumed Equity Plans. Since the Assumed RSUs do not have “dividend equivalent” rights, the fair value was calculated using the closing price of our common stock on the Acquisition Date, adjusted to exclude the present value of dividends.

The RSUs granted by us generally vest (a) with respect to awards with only service-based vesting criteria, over periods ranging from two to four years and (b) with respect to awards with both performance-based and service-based vesting criteria, in two equal installments on the third and fourth anniversaries of the grant date, and (c) with respect to awards with both market-based and service-based vesting criteria in three equal installments on the third, fourth and fifth anniversaries of the grant date, in each case subject to the recipient remaining employed by us as of the applicable vesting date. The RSUs granted to the independent members of the Board of Directors vest annually.
The following table shows the weighted-average grant date fair value per unit for the RSUs granted, vested, and tax benefits realized by us in connection with vested and released RSUs for the indicated periods:

(In thousands, except for weighted-average grant date fair value)	Year ended June 30,
	2019	2018	2017
Weighted-average grant date fair value per unit	$99.53	$95.95	$78.83
Weighted-average fair value per unit assumed upon Orbotech Acquisition	$104.49	$—	$—
Grant date fair value of vested restricted stock units	$60,749	$49,606	$33,820
Tax benefits realized by us in connection with vested and released restricted stock units	$15,053	$16,615	$15,829
As of June 30, 2019, the unrecognized stock-based compensation expense balance related to RSUs was $179.7 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.6 years. The intrinsic value of outstanding RSUs as of June 30, 2019 was $343.0 million.
Cash-Based Long-Term Incentive Compensation
We have adopted a cash-based long-term incentive (“Cash LTI Plan”) program for many of our employees as part of our employee compensation program. Executives and non-employee members of the Board of Directors are not participating in this program. During the fiscal years ended June 30, 2019 and 2018, we approved Cash LTI awards of $85.2 million and $64.9 million, respectively. Cash LTI awards issued to employees under the Cash LTI Plan will vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date. During the fiscal years ended June 30, 2019, 2018 and 2017, we recognized $55.5 million, $52.4 million and $48.8 million, respectively, in compensation expense under the Cash LTI Plan. As of June 30, 2019, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $152.2 million.
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
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes model and the straight-line attribution approach with the following weighted-average assumptions:

	Year ended June 30,
	2019	2018	2017
Stock purchase plan:
Expected stock price volatility	33.2%	28.7%	23.4%
Risk-free interest rate	2.1%	1.1%	0.5%
Dividend yield	3.1%	2.5%	2.8%
Expected life (in years)	0.50	0.50	0.50
The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Year ended June 30,
	2019	2018	2017
Total cash received from employees for the issuance of shares under the ESPP	$64,828	$61,452	$45,358
Number of shares purchased by employees through the ESPP	843	733	705
Tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP	$1,133	$1,664	$1,999
Weighted-average fair value per share based on Black-Scholes model	$21.72	$21.95	$15.16
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which we estimate will be required to be issued under the ESPP during the forthcoming fiscal year. As of June 30, 2019, a total of 1.8 million shares were reserved and available for issuance under the ESPP.
Quarterly cash dividends
On May 3, 2019, our Board of Directors declared a regular quarterly cash dividend of $0.75 per share on the outstanding shares of our common stock, which was paid on June 4, 2019 to the stockholders of record as of the close of business on May 15, 2019. The total amount of regular quarterly cash dividends and dividend equivalents paid during the fiscal years ended June 30, 2019 and 2018 was $469.4 million and $395.6 million, respectively. The amount of accrued dividends equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights was $7.3 million and $6.7 million as of June 30, 2019 and 2018, respectively. These amounts will be paid upon vesting of the underlying RSUs. Refer to Note 19, “Subsequent Events” to the Consolidated Financial Statements for additional information regarding the declaration of our quarterly cash dividend announced subsequent to June 30, 2019.
Special cash dividend
On November 19, 2014, our Board of Directors declared a special cash dividend of $16.50 per share on our outstanding common stock, which was paid on December 9, 2014 to the stockholders of record as of the close of business on December 1, 2014. The declaration and payment of the special cash dividend was part of our leveraged recapitalization transaction under which the special cash dividend was financed through a combination of existing cash and proceeds from the debt financing disclosed in Note 8, “Debt” that was completed during the three months ended December 31, 2014. As of the declaration date, the total amount of the special cash dividend accrued by us was approximately $2.76 billion, substantially all of which was paid out during the three months ended December 31, 2014, except for the aggregate special cash dividend of $43.0 million that was accrued for the unvested RSUs and to be paid when such underlying unvested RSUs vest. During the second quarter of fiscal 2019, all of the special cash dividends accrued with respect to outstanding RSUs were vested and paid in full. We paid a special cash dividend with respect to vested RSUs during the fiscal years ended June 30, 2019 and 2018 of $2.9 million and $6.4 million respectively. Other than the special cash dividend declared during the three months ended December 31, 2014, we historically have not declared any special cash dividend.

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
NOTE 10 — STOCK REPURCHASE PROGRAM
Our Board of Directors has authorized a program which permits us to repurchase up to $2.00 billion of our common stock, reflecting an increase from $1.00 billion upon the close of the Orbotech Acquisition. For additional details, refer to Note 1, “Description of Business and Summary of Significant Accounting Policies.” The intent of this program is to offset the dilution from our equity incentive plans, employee stock purchase plan, the issuance of shares in the Orbotech Acquisition, as well as to return excess cash to our stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases were made in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder such as Rule 10b-18 and Rule 10b5-1. This stock repurchase program has no expiration date and may be suspended at any time. As of June 30, 2019, an aggregate of approximately $858.7 million was available for repurchase under our stock repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

(In thousands)	Year ended June 30,
	2019	2018	2017
Number of shares of common stock repurchased	10,207	1,960	243
Total cost of repurchases	$1,103,202	$203,169	$25,002
As of June 30, 2019, we had repurchased 68 thousand shares for $8.0 million, for which repurchases had not settled prior to June 30, 2019. The amount was recorded as a component of other current liabilities for the period presented.
NOTE 11 — NET INCOME PER SHARE
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
The following table sets forth the computation of basic and diluted net income per share attributable to KLA:

(In thousands, except per share amounts)	Year ended June 30,
	2019	2018	2017
Numerator:
Net income attributable to KLA	$1,175,617	$802,265	$926,076
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	156,053	156,346	156,468
Effect of dilutive restricted stock units and options	896	1,032	1,013
Weighted-average shares-diluted	156,949	157,378	157,481
Basic net income per share attributable to KLA	$7.53	$5.13	$5.92
Diluted net income per share attributable to KLA	$7.49	$5.10	$5.88
Anti-dilutive securities excluded from the computation of diluted net income per share	227	—	46

NOTE 12 — EMPLOYEE BENEFIT PLANS
We have a profit sharing program for eligible employees, which distributes, on a quarterly basis, a percentage of our pre-tax profits. In addition, we have an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Since April 1, 2011, the employer match amount was 50% of the first $8,000 of an eligible employee’s contribution (i.e., a maximum of $4,000) during each fiscal year.
The total expenses under the profit sharing and 401(k) programs aggregated $18.6 million, $16.0 million, and $15.3 million in the fiscal years ended June 30, 2019, 2018 and 2017, respectively. We have no defined benefit plans in the United States. In addition to the profit sharing plan and the United States 401(k), several of our foreign subsidiaries have retirement plans for their full-time employees, several of which are defined benefit plans. Consistent with the requirements of local law, our deposits funds for certain of these plans with insurance companies, with third-party trustees or into government-managed accounts and/or accrues for the unfunded portion of the obligation. The assumptions used in calculating the obligation for the foreign plans depend on the local economic environment.
We apply authoritative guidance that requires an employer to recognize the funded status of each of its defined pension and post-retirement benefit plans as a net asset or liability on its balance sheets. Additionally, the authoritative guidance requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. The benefit obligations and related assets under our plans have been measured as of June 30, 2019 and 2018.
Summary data relating to our foreign defined benefit pension plans, including key weighted-average assumptions used, is provided in the following tables:

	Year ended June 30,
(In thousands)	2019	2018
Change in projected benefit obligation:
Projected benefit obligation as of the beginning of the fiscal year	$96,682	$97,265
Service cost	4,220	4,127
Interest cost	1,132	1,302
Contributions by plan participants	69	78
Actuarial (gain) loss	4,187	(8,228)
Benefit payments	(1,755)	(1,190)
Assumed benefit obligation from acquisition	11,095	—
Transfer in	—	2,806
Foreign currency exchange rate changes and others, net	(140)	522
Projected benefit obligation as of the end of the fiscal year	$115,490	$96,682

	Year ended June 30,
(In thousands)	2019	2018
Change in fair value of plan assets:
Fair value of plan assets as of the beginning of the fiscal year	$27,932	$21,780
Actual return on plan assets	854	850
Employer contributions	3,587	3,662
Benefit and expense payments	(1,752)	(1,190)
Assumed plan assets from acquisition	3,424	—
Transfer in	—	2,806
Foreign currency exchange rate changes and others, net	(490)	24
Fair value of plan assets as of the end of the fiscal year	$33,555	$27,932

	As of June 30,
(In thousands)	2019	2018
Underfunded status	$81,935	$68,750

	As of June 30,
(In thousands)	2019	2018
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$72,508	$60,047
Projected benefit obligation	$115,490	$96,682
Plan assets at fair value	$33,555	$27,932

Year ended June 30,
	2019	2018	2017
Weighted-average assumptions(1):
Discount rate	0.3%-1.7%	0.5%-2.3%	0.8%-1.9%
Expected rate of return on assets	1.0%-2.9%	1.3%-2.9%	1.5%-2.9%
Rate of compensation increases	1.8%-4.5%	3.0%-4.5%	3.0%-5.8%
__________________

(1)	Represents the weighted-average assumptions used to determine the benefit obligation.
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
The following table presents losses recognized in accumulated other comprehensive income (loss) before tax related to our foreign defined benefit pension plans:

	As of June 30,
(In thousands)	2019	2018
Unrecognized transition obligation	$242	$251
Unrecognized prior service cost	4	28
Unrealized net loss	25,721	23,208
Amount of losses recognized	$25,967	$23,487
Losses in accumulated other comprehensive income (loss) related to our foreign defined benefit pension plans expected to be recognized as components of net periodic benefit cost over the fiscal year ending June 30, 2020 are as follows:

(In thousands)
Unrecognized prior service cost	$3
Unrealized net loss	906
Amount of losses expected to be recognized	$909

The components of our net periodic cost relating to its foreign subsidiaries’ defined pension plans are as follows:

	Year ended June 30,
(In thousands)	2019	2018	2017
Components of net periodic pension cost:
Service cost(1)	$4,220	$4,127	$4,015
Interest cost	1,132	1,302	1,117
Return on plan assets	(476)	(428)	(393)
Amortization of transitional obligation	—	—	251
Amortization of prior service cost	21	26	46
Amortization of net loss	1,047	1,731	1,617
Net periodic pension cost	$5,944	$6,758	$6,653
__________________

(1)
Service cost is reported in cost of revenues, research and development and selling, general and administrative expenses. All other components of net periodic pension cost are reported in other expense (income), net in the Consolidated Statements of Operations.

Fair Value of Plan Assets
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three levels of inputs used to measure fair value of plan assets are described in Note 3, “Fair Value Measurements.”
The foreign plans’ investments are managed by third-party trustees consistent with the regulations or market practice of the country where the assets are invested. We are not actively involved in the investment strategy, nor does it have control over the target allocation of these investments. These investments made up 100% of total foreign plan assets in the fiscal years ended June 30, 2019 and 2018.
The expected aggregate employer contribution for the foreign plans during the fiscal year ending June 30, 2020 is $3.1 million.
The total benefits to be paid from the foreign pension plans are not expected to exceed $5.3 million in any year through the fiscal year ending June 30, 2029.
Foreign plan assets measured at fair value on a recurring basis consisted of the following investment categories as of June 30, 2019 and 2018, respectively:

As of June 30, 2019 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$18,571	$18,571	$—
Bonds, equity securities and other investments	14,984	—	14,984
Total assets measured at fair value	$33,555	$18,571	$14,984

As of June 30, 2018 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$15,737	$15,737	$—
Bonds, equity securities and other investments	12,195	—	12,195
Total assets measured at fair value	$27,932	$15,737	$12,195

 Concentration of Risk
We manage a variety of risks, including market, credit and liquidity risks, across our plan assets through our investment managers. We define a concentration of risk as an undiversified exposure to one of the above-mentioned risks that increases the exposure of the loss of plan assets unnecessarily. We monitor exposure to such risks in the foreign plans by monitoring the magnitude of the risk in each plan and diversifying our exposure to such risks across a variety of instruments, markets and counterparties. As of June 30, 2019, we did not have concentrations of plan asset investment risk in any single entity, manager, counterparty, sector, industry or country.
NOTE 13 — INCOME TAXES
The components of income before income taxes are as follows:

	Year ended June 30,
(In thousands)	2019	2018	2017
Domestic income before income taxes	$545,401	$716,015	$615,906
Foreign income before income taxes	750,830	739,916	557,340
Total income before income taxes	$1,296,231	$1,455,931	$1,173,246
The provision for income taxes is comprised of the following:

(In thousands)	Year ended June 30,
	2019	2018	2017
Current:
Federal	$82,460	$504,758	$200,831
State	5,665	6,422	4,660
Foreign	59,274	41,414	38,208
	147,399	552,594	243,699
Deferred:
Federal	1,636	98,702	444
State	2,118	1,526	2,852
Foreign	(29,939)	844	175
	(26,185)	101,072	3,471
Provision for income taxes	$121,214	$653,666	$247,170

The significant components of deferred income tax assets and liabilities are as follows:

(In thousands)	As of June 30,
	2019	2018
Deferred tax assets:
Tax credits and net operating losses	$208,572	$171,701
Employee benefits accrual	65,065	64,707
Stock-based compensation	9,432	8,902
Inventory reserves	67,249	62,232
Non-deductible reserves	21,633	29,841
Depreciation and amortization	—	701
Unearned revenue	16,126	11,104
Unrealized loss on investments	1,492	956
Other	55,518	25,602
Gross deferred tax assets	445,087	375,746
Valuation allowance	(166,571)	(163,570)
Net deferred tax assets	$278,516	$212,176
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries not indefinitely reinvested	$(243,491)	$(7,146)
Deferred profit	(15,718)	(13,027)
Depreciation and amortization	(515,643)	—
Total deferred tax liabilities	(774,852)	(20,173)
Total net deferred tax assets (liabilities)	$(496,336)	$192,003

The provision for income taxes and the significant components of deferred income tax assets and liabilities for the year ended June 30, 2019 includes the tax impact of the acquisition of Orbotech.
As of June 30, 2019, we, excluding Orbotech, had U.S. federal, state and foreign net operating loss (“NOL”) carry-forwards of approximately $20.5 million, $28.9 million and $23.1 million, respectively. Orbotech had U.S. federal, state, and foreign NOLs of approximately $49.0 million, $27.5 million and $53.6 million, respectively. Orbotech also had capital loss carry-forwards of approximately $44.6 million. The U.S. federal NOL carry-forwards will expire at various dates beginning in 2023 through 2033. The utilization of NOLs created by acquired companies is subject to annual limitations under Section 382 of the Internal Revenue Code. However, it is not expected that such annual limitation will significantly impair the realization of these NOLs. The state NOLs will begin to expire in 2019. Foreign NOLs and capital loss carry-forwards will be carried forward indefinitely. State credits of $225.8 million for us including Orbotech, will also be carried forward indefinitely.
The net deferred tax asset valuation allowance was $166.6 million and $163.6 million as of June 30, 2019 and June 30, 2018, respectively. The change was primarily due to an increase in the valuation allowance related to state credit carry-forwards generated in the fiscal year ended June 30, 2019, partially offset by a decrease in the valuation allowance related to foreign NOL carry-forwards. The valuation allowance is based on our assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. Of the valuation allowance as of June 30, 2019, $163.2 million relates to federal and state credit carry-forwards. The remainder of the valuation allowance relates to state NOL carry-forwards.
 As of June 30, 2019, we intend to indefinitely reinvest $2.94 billion of cumulative undistributed earnings held by certain non-U.S. subsidiaries. If these undistributed earnings were repatriated to the U.S., the potential deferred tax liability associated with the undistributed earnings would be approximately $104.8 million.
We benefit from tax holidays in Israel and Singapore where we manufacture certain of our products. These tax holidays are on approved investments and are scheduled to expire at varying times in the next one to nine years. We are in compliance with all the terms and conditions of the tax holidays as of June 30, 2019. The net impact of these tax holidays was to decrease our tax expense by approximately $31.6 million, $39.7 million and $32.6 million in the fiscal years ended June 30, 2019, 2018 and 2017, respectively. The benefits of the tax holidays on diluted net income per share were $0.20, $0.25 and $0.21 for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.

Our Israel tax holiday is scheduled to expire in June 2020. We will adopt Israel’s Preferred Technology Enterprise (“PTE”) regime after the expiration of the current holiday.
The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Year ended June 30,
	2019	2018	2017
Federal statutory rate	21.0%	28.1%	35.0%
State income taxes, net of federal benefit	0.5%	0.5%	0.4%
Effect of foreign operations taxed at various rates	(10.5)%	(11.0)%	(12.2)%
Tax Cuts and Jobs Act of 2017 - Transition tax and deferred tax effects	(1.5)%	30.3%	—%
Global intangible low-taxed income	3.5%	—%	—%
Foreign derived intangible income	(4.0)%	—%	—%
Research and development tax credit	(1.8)%	(1.4)%	(1.1)%
Net change in tax reserves	1.4%	(0.4)%	1.3%
Domestic manufacturing benefit	—%	(1.1)%	(1.5)%
Effect of stock-based compensation	0.4%	(0.1)%	(0.2)%
Other	0.4%	—%	(0.6)%
Effective income tax rate	9.4%	44.9%	21.1%
A reconciliation of gross unrecognized tax benefits is as follows:

	Year ended June 30,
(In thousands)	2019	2018	2017
Unrecognized tax benefits at the beginning of the year	$63,994	$68,439	$50,365
Increases for tax positions from acquisitions	60,753	—	—
Increases for tax positions taken in prior years	13,001	4,642	6,788
Decreases for tax positions taken in prior years	(1,304)	(6,045)	(246)
Increases for tax positions taken in current year	26,178	16,812	14,696
Decreases for settlements with taxing authorities	—	(9,666)	—
Decreases for lapsing of statutes of limitations	(16,196)	(10,188)	(3,164)
Unrecognized tax benefits at the end of the year	$146,426	$63,994	$68,439

The amount of unrecognized tax benefits that would impact the effective tax rate was $136.1 million, $57.9 million and $68.4 million as of June 30, 2019, 2018 and 2017, respectively. The amount of interest and penalties recognized during the years ended June 30, 2019, 2018 and 2017 was expense of $2.9 million, expense of $0.1 million, and income of $2.2 million as a result of a release of unrecognized tax benefits, respectively. Our policy is to include interest and penalties related to unrecognized tax benefits within other expense (income), net. The amount of interest and penalties accrued as of June 30, 2019 and 2018 was approximately $21.8 million and $6.0 million, respectively.
We are subject to federal income tax examinations for all years beginning from the fiscal year ended June 30, 2016 and are under U.S. federal income tax examination for the fiscal year ended June 30, 2016. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2015. We are also subject to examinations in other major foreign jurisdictions, including Singapore and Israel, for all years beginning from the calendar year ended December 31, 2012. We are under audit in Germany related to a wholly owned subsidiary of Orbotech for the years ended December 31, 2013 to December 31, 2015.
In May 2017, Orbotech received an assessment from the Israel Tax Authority (“ITA”) with respect to its fiscal years 2012 through 2014 (the “Assessment”, and the “Audit Period”, respectively), for an aggregate amount of tax against us, after offsetting all NOLs for tax purposes available through the end of 2014, of approximately NIS 218 million (approximately $61.0 million as of June 30, 2019), which amount includes related interest and linkage differentials to the Israeli consumer price index (as of date of the Assessment). We believe our recorded unrecognized tax benefits are sufficient to cover the resolution of the Assessment.

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
In connection with the above, there is an ongoing criminal investigation in Israel against Orbotech, which became our wholly owned subsidiary as of the acquisition date, certain of its employees and its tax consultant. On April 11, 2018, Orbotech received a “suspect notification letter” (dated March 28, 2018) from the Tel Aviv District Attorney’s Office (Fiscal and Financial). In the letter, it was noted that the investigation file was transferred from the Assessment Investigation Officer to the District Attorney’s Office. The letter further states that the District Attorney’s Office has not yet made a decision regarding submission of an indictment against Orbotech; and that if after studying the case, a decision is made to consider prosecuting Orbotech, Orbotech will receive an additional letter, and within 30 days, Orbotech may present its arguments to the District Attorney’s Office as to why it should not be indicted. To date, neither we nor Orbotech has received such an additional letter or any other correspondence or contact from the District Attorney’s Office. We will continue to monitor the progress of the District Attorney's Office investigation, however, cannot anticipate when the review of the case will be completed and what will be the results thereof. We intend to cooperate with the District Attorney’s Office to enable them to conclude their investigation.
It is possible that certain examinations may be concluded in the next twelve months. We believe that we may recognize up to $14.3 million of our existing unrecognized tax benefits within the next twelve months as a result of the lapse of statutes of limitations and the resolution of examinations with various tax authorities.
NOTE 14 — COMMITMENTS AND CONTINGENCIES
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Year ended June 30,
(In thousands)	2019	2018	2017
Receivables sold under factoring agreements	$193,089	$217,462	$152,509
Proceeds from sales of LCs	$95,436	$5,511	$48,780
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
Leases. We lease certain of our facilities, autos and equipment under arrangements that are accounted for as operating leases. Facilities rent expense was $13.5 million, $10.4 million and $9.6 million for the fiscal years ended June 30, 2019, 2018 and 2017, respectively.
The following is a schedule of expected operating lease payments:

Fiscal year ending June 30,	Amount (In thousands)
2020	$30,296
2021	22,250
2022	16,217
2023	11,878
2024	7,912
2025 and thereafter	15,018
Total minimum lease payments	$103,571

Purchase Commitments. We maintain commitments to purchase inventory from our suppliers as well as goods, services, and other assets in the ordinary course of business. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our estimate of our significant purchase commitments for primarily material, services, supplies and asset purchases is approximately $631.1 million as of June 30, 2019, which are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash Long-Term Incentive Plan. As of June 30, 2019, we have committed $179.3 million for future payment obligations under our Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date.
Guarantees and Contingencies. We maintain guarantee arrangements available through various financial institutions for up to $50.8 million, of which $44.7 million had been issued as of June 30, 2019, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe, Israel and Asia.
Indemnification Obligations. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees with respect to certain litigation matters and investigations that arise in connection with their service to us. These obligations arise under the terms of our certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that we are required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred in connection with these matters. For example, we have paid or reimbursed legal expenses incurred in connection with the investigation of our historical stock option practices and the related litigation and government inquiries by several of our current and former directors, officers and employees. Although the maximum potential amount of future payments we could be required to make under the indemnification obligations generally described in this paragraph is theoretically unlimited, we believe the fair value of this liability, to the extent estimable, is appropriately considered within the reserve we have established for currently pending legal proceedings.
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

NOTE 15 — LITIGATION AND OTHER LEGAL MATTERS
We are named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of our business. Actions filed against us include commercial, intellectual property, customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. In general, legal proceedings and claims, regardless of their merit, and associated internal investigations (especially those relating to intellectual property or confidential information disputes) are often expensive to prosecute, defend or conduct and may divert management’s attention and other company resources. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome. We believe the amounts provided in our Consolidated Financial Statements are adequate in light of the probable and estimated liabilities. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable, and there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in our Consolidated Financial Statements or will not have a material adverse effect on our results of operations, financial condition or cash flows.
NOTE 16 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The authoritative guidance requires companies to recognize all derivative instruments and hedging activities, including foreign currency exchange contracts and interest rate lock agreements, (collectively “derivatives”) as either assets or liabilities at fair value on the Consolidated Balance Sheets. In accordance with the accounting guidance, we designate foreign currency exchange contracts and interest rate lock agreements as cash flow hedges of certain forecasted foreign currency denominated sales, purchase and spending transactions, and the benchmark interest rate of the corresponding debt financing, respectively.
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
In October 2014, we entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the 2014 Senior Notes. The Rate Lock Agreements had a notional amount of $1.00 billion in aggregate which matured in the second quarter of the fiscal year ended June 30, 2015. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and we recorded the fair value of $7.5 million as a gain within accumulated other comprehensive income (loss) (“OCI”) as of December 31, 2014. We recognized $0.8 million for each of the fiscal years ended June 30, 2019, 2018 and 2017, for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. As of June 30, 2019, the unamortized portion of the fair value of the forward contracts for the rate lock agreements was $4.0 million.
During the three months ended June 30, 2018, we entered into a series of forward contracts (the “2018 Rate Lock Agreements”) to lock the benchmark interest rate prior to expected debt issuances. The objective of the 2018 Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing, on the notional amount being hedged. The 2018 Rate Lock Agreement had a notional amount of $500.0 million in aggregate, which matured and terminated in the third quarter of fiscal year ended June 30, 2019 and we recorded the fair value of $13.6 million as a loss within OCI. We recognized $0.3 million amortization of the loss recognized in AOCI, which increased the interest expense for the fiscal year ended June 30, 2019. As of June 30, 2019, the unamortized portion of the fair value of the 2018 Rate Lock Agreements was $13.2 million.
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

	Year ended June 30,
(In thousands)	2019	2018
Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amounts included in the assessment of effectiveness	$(8,649)	$—
Foreign exchange contracts:
Amounts included in the assessment of effectiveness	$(358)	$(1,934)
Amounts excluded from the assessment of effectiveness	$(112)	$—
The locations and amounts of designated and non-designated derivative’s gains and losses reported in the Consolidated Statements of Operations for the indicated periods were as follows:

	Year ended June 30,
	2019				2018
(In thousands)	Revenues	Costs of Revenues and Operating Expense	Interest Expense	Other Expense (Income), Net	Revenues	Costs of Revenues	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$4,568,904	$1,869,377	$124,604	$(31,462)	$4,036,701	$1,446,041	$114,376	$(30,482)
Gains (losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from accumulated OCI to earnings	$—	$—	$424	$—	$—	$—	$—	$—
Amount of gains (losses) reclassified from accumulated OCI to earnings as a result that a forecasted transaction is no longer probable of occurring	$—	$—	$—	$4	$—	$—	$—	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from accumulated OCI to earnings	$4,329	$(739)	$—	$—	$955	$2,137	$754	—
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	$—	$—	$—	$—	$—	$—	$—	$—
Amount excluded from the assessment of effectiveness	$—	$—	$—	$(323)	$—	$—	$—	$(567)
Gains (losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$(23)	$—	$—	$—	$(2,311)

The U.S. dollar equivalent of all outstanding notional amounts of foreign currency hedge contracts, with maximum remaining maturities of approximately ten months as of June 30, 2019 and 2018, were as follows:

(In thousands)	As of June 30, 2019	As of June 30, 2018
Cash flow hedge contracts- foreign currency
Purchase	$31,108	$8,116
Sell	$113,226	$115,032
Other foreign currency hedge contracts
Purchase	$257,614	$130,442
Sell	$273,061	$154,442
The locations and fair value of our derivatives reported in our Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of June 30, 2019	As of June 30, 2018	Balance Sheet Location	As of June 30, 2019	As of June 30, 2018

(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Rate lock contracts	Other current assets	$—	$219	Other current liabilities	$—	$5,158
Foreign exchange contracts	Other current assets	397	3,259	Other current liabilities	2,097	312
Total derivatives designated as hedging instruments		397	3,478		2,097	5,470
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	2,160	1,907	Other current liabilities	1,237	1,358
Total derivatives not designated as hedging instruments		2,160	1,907		1,237	1,358
Total derivatives		$2,557	$5,385		$3,334	$6,828
The changes in OCI, before taxes, related to derivatives for the indicated periods were as follows:

	Year ended June 30,
(In thousands)	2019	2018
Beginning balance	$2,346	$8,126
Amount reclassified to earnings	(4,018)	(3,846)
Net change in unrealized gains or losses	(9,119)	(1,934)
Ending balance	$(10,791)	$2,346

Offsetting of Derivative Assets and Liabilities
We present derivatives at gross fair values in the Consolidated Balance Sheets. We have entered into arrangements with each of our counterparties, which reduce credit risk by permitting net settlement of transactions with the same counterparty under certain conditions. The information related to the offsetting arrangements for the periods indicated was as follows (in thousands):

As of June 30, 2019				Gross Amounts of Derivatives Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$2,557	$—	$2,557	$(1,397)	$—	$1,160
Derivatives - liabilities	$(3,334)	$—	$(3,334)	$1,397	$—	$(1,937)

As of June 30, 2018				Gross Amounts of Derivatives Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$5,385	$—	$5,385	$(1,888)	$—	$3,497
Derivatives - liabilities	$(6,828)	$—	$(6,828)	$1,888	$—	$(4,940)
NOTE 17 — SEGMENT REPORTING AND GEOGRAPHIC INFORMATION
ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer.
As a result of the Orbotech Acquisition, we updated our organizational structure resulting in four reportable segments: Semiconductor Process Control; Specialty Semiconductor Process; PCB, Display and Component Inspection; and Other. The reportable segments are determined based on several factors including, but not limited to, customer base, homogeneity of products, technology, delivery channels and similar economic characteristics.
Semiconductor Process Control.
The Semiconductor Process Control (“SPC”) segment offers comprehensive portfolio of inspection, metrology and data analytics products, and related service, which helps integrated circuit manufacturers achieve target yield throughout the entire semiconductor fabrication process-from research and development (“R&D”) to final volume production. Our differentiated products and services are designed to provide comprehensive solutions that help our customers accelerate development and production ramp cycles, achieve higher and more stable semiconductor die yields and improve their overall profitability. This reportable segment is comprised of two operating segments.
Specialty Semiconductor Process
The Specialty Semiconductor Manufacturing segment develops and sells advanced vacuum deposition and etching process tools, which are used by a broad range of specialty semiconductor customers, including manufacturers of microelectromechanical systems (“MEMS”), radio frequency (“RF”) communication chips, and power semiconductors for automotive and industrial applications. This reportable segment is comprised of one operating segment.
PCB, Display and Component Inspection
The PCB, Display and Component Inspection segment enable electronic device manufacturers to inspect, test and measure printed circuit boards (“PCBs”), flat panel displays (“FPDs”) and ICs to verify their quality, pattern the desired electronic circuitry on the relevant substrate and perform three-dimensional shaping of metalized circuits on multiple surfaces. This segment also engages in the development and marketing of character recognition solutions to banks, financial and other payment processing institutions and healthcare providers. This reportable segment is comprised of two operating segments.

Other
We engage in the research, development and marketing of products for the deposition of thin film coating of various materials on crystalline silicon photovoltaic wafers for solar energy panels. This reportable segment is comprised of one operating segment.
The CODM assesses the performance of each operating segment and allocates resources to those segments based on total revenue and segment gross margin and does not evaluate the segments using discrete asset information. Segment gross margin excludes corporate allocation and effects of foreign exchange rates, amortization of intangible assets, amortization of inventory fair value adjustments, and transaction costs associated with our acquisitions related to costs of revenues.
The following is a summary of results for each of our four reportable segments for the indicated periods:

	Year ended June 30,
(In thousands)	2019	2018	2017
Semiconductor Process Control:
Revenue	$4,080,822	$3,944,015	$3,408,876
Segment gross margin	$2,590,434	$2,554,223	$2,160,747
Specialty Semiconductor Process:
Revenue	$151,164	$—	$—
Segment gross margin	$78,800	$—	$—
PCB, Display and Component Inspection:
Revenue	$332,810	$92,516	$71,557
Segment gross margin	$155,765	$38,428	$30,914
Other:
Revenue	$4,676	$—	$—
Segment gross margin	$1,102	$—	$—
Totals:
Revenue	$4,569,472	$4,036,531	$3,480,433
Segment gross margin	$2,826,101	$2,592,651	$2,191,661
The following table reconciles total reportable segment revenue to total revenue for the indicated periods:

	Year ended June 30,
(In thousands)	2019	2018	2017
Total revenue for reportable segments	$4,569,472	$4,036,531	$3,480,433
Corporate allocation and effects of foreign exchange rates	(568)	170	(419)
Total revenue	$4,568,904	$4,036,701	$3,480,014
The following table reconciles total segment gross margin to total income before income taxes for the indicated periods:

	Year ended June 30,
(In thousands)	2019	2018	2017
Total segment gross margin	$2,826,101	$2,592,651	$2,191,661
Merger and acquisition-related charges, corporate allocation, and effects of foreign exchange rates(1)	126,574	1,991	(2,138)
Research and development	711,030	608,531	526,688
Selling, general and administrative	599,124	442,304	388,211
Interest expense	124,604	114,376	122,476
Other expense (income), net	(31,462)	(30,482)	(16,822)
Income before income taxes	$1,296,231	$1,455,931	$1,173,246
__________________

(1)
Acquisition-related charges primarily include amortization of intangible assets, amortization of inventory fair value adjustments, and other acquisition-related costs classified or presented as part of costs of revenues. Merger-related charges are associated with the merger agreement terminated during the fiscal year ended June 30, 2017 between KLA and Lam Research Corporation (“Lam”) primarily includes employee retention-related expenses associated with costs of revenues.

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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

(Dollar amounts in thousands)	Year ended June 30,
	2019		2018		2017
Revenues:
China	$1,215,807	27%	$643,033	16%	$412,098	12%
Taiwan	1,105,726	24%	636,363	16%	1,104,307	32%
North America	596,452	13%	494,330	12%	523,024	14%
Korea	584,091	13%	1,178,601	29%	688,094	20%
Japan	581,529	13%	638,358	16%	351,202	10%
Europe and Israel	305,924	7%	300,883	7%	263,789	8%
Rest of Asia	179,375	3%	145,133	4%	137,500	4%
Total	$4,568,904	100%	$4,036,701	100%	$3,480,014	100%
The following is a summary of revenues by major products for the indicated periods:

(Dollar amounts in thousands)	Year ended June 30,
	2019		2018		2017
Revenues:
Wafer Inspection	$1,657,753	36%	$1,731,809	43%	$1,600,889	46%
Patterning	1,134,409	25%	1,116,022	28%	917,178	26%
Specialty Semiconductor Process	129,854	3%	—	—%	—	—%
PCB, Display and Component Inspection	238,275	5%	85,836	2%	66,399	2%
Services	1,176,661	26%	876,030	22%	776,080	22%
Other	231,952	5%	227,004	5%	119,468	4%
Total	$4,568,904	100%	$4,036,701	100%	$3,480,014	100%

Wafer Inspection, and Patterning products are offered in Semiconductor Process Control segment. Services are offered in multiple segments. Other includes primarily refurbished systems, remanufactured legacy systems, and enhancements and upgrades for previous-generation products which are part of Semiconductor Process Control segment.
In the fiscal year ended June 30, 2019, one customer accounted for approximately 15% of total revenues. In the fiscal year ended June 30, 2018, one customer accounted for approximately 21% of total revenues. In the fiscal year ended June 30, 2017, two customers accounted for approximately 23% and 16% of total revenues.

Long-lived assets by geographic region as of the dates indicated below were as follows:

	As of June 30,
(In thousands)	2019	2018
Long-lived assets:
United States	$253,255	$187,352
Israel	66,082	26,980
Europe	62,027	12,924
Singapore	49,523	47,009
Rest of Asia	17,912	12,041
Total	$448,799	$286,306
NOTE 18 — RELATED PARTY TRANSACTIONS
During the fiscal years ended June 30, 2019, 2018 and 2017, we purchased from, or sold to, several entities, where one or more of our executive officers or members of our Board of Directors, or their immediate family members were, during the periods presented, an executive officer or a board member of a subsidiary, including Citrix Systems, Inc., Integrated Device Technology, Inc., Juniper Networks, Inc., Keysight Technologies, Inc., MetLife Insurance K.K., NetApp, Inc., and Proofpoint, Inc.
The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Year ended June 30,
(In thousands)	2019	2018	2017
Total revenues	$2,402	$474	$16
Total purchases(1)	$2,881	$14,723	$1,048
________________

(1)
During the fourth quarter of the fiscal year ended June 30, 2018, we acquired a product line from Keysight Technologies, Inc. (“Keysight”) and entered into a transition services agreement pursuant to which Keysight provides certain manufacturing services to us. For additional details refer to Note 6, “Business Combinations”. We recorded the manufacturing services fees under the transition services agreement with Keysight within cost of revenues, which was immaterial for the fiscal year ended June 30, 2019 and 2018.

 Our receivable and payable balances from these parties were immaterial as of June 30, 2019 and June 30, 2018.
NOTE 19 — SUBSEQUENT EVENTS
On August 1, 2019, we announced that our Board of Directors had declared a quarterly cash dividend of $0.75 per share to be paid on September 3, 2019 to stockholders of record as of the close of business on August 15, 2019.
NOTE 20 — QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of our quarterly consolidated results of operations (unaudited) for the fiscal years ended June 30, 2019 and 2018.

(In thousands, except per share data)	First Quarter Ended September 30, 2018	Second Quarter Ended December 31, 2018	Third Quarter Ended March 31, 2019	Fourth Quarter Ended June 30, 2019
Total revenues(1)(2)	$1,093,260	$1,119,898	$1,097,311	$1,258,435
Gross margin	$711,873	$711,638	$610,366	$665,650
Net income attributable to KLA	$395,944	$369,100	$192,728	$217,845
Net income attributable to KLA per share:
Basic(4)	$2.55	$2.43	$1.23	$1.36
Diluted(4)	$2.54	$2.42	$1.23	$1.35

(In thousands, except per share data)	First Quarter Ended September 30, 2017	Second Quarter Ended December 31, 2017	Third Quarter Ended March 31, 2018	Fourth Quarter Ended June 30, 2018
Total revenues	$969,581	$975,822	$1,021,294	$1,070,004
Gross margin	$616,464	$628,820	$652,938	$692,438
Net income (loss) attributable to KLA(3)	$280,936	$(134,319)	$306,881	$348,767
Net income (loss) attributable to KLA per share:
Basic(4)	$1.79	$(0.86)	$1.96	$2.24
Diluted(4)	$1.78	$(0.86)	$1.95	$2.22
 __________________

(1)
On July 1, 2018, we adopted ASC 606 using the modified retrospective transition approach. Results for reporting periods beginning after June 30, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the previous revenue guidance in ASC 605.

(2)
On February 20, 2019, we completed the acquisition of Orbotech for total consideration of approximately $3.26 billion. The operating results of Orbotech have been included in our Consolidated financial statements for the fiscal year ended June 30, 2019 from the Acquisition Date. For additional details, refer to Note 6 “Business Combinations” to our Consolidated Financial Statements.

(3)
We had a net loss of $134.3 million in the second quarter of the fiscal year ended June 30, 2018, primarily as a result of the income tax effects from the enacted tax reform legislation through the Tax Cuts and Jobs Act, which was signed into law on December 22, 2017.

(4)
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of KLA Corporation:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of KLA Corporation (formerly known as KLA-Tencor Corporation) and its subsidiaries (the “Company”) as of June 30, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2019.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Orbotech, Ltd. from its assessment of internal control over financial reporting as of June 30, 2019 because it was acquired by the Company in a purchase business combination during 2019. We have also excluded Orbotech, Ltd. from our audit of internal control over financial reporting. Orbotech, Ltd. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting were $917.6 million and $388.9 million, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2019.

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Acquisition of Orbotech, Ltd. - Valuation of Intangible Assets
As described in Notes 1 and 6 to the consolidated financial statements, the Company completed the acquisition of Orbotech, Ltd. (“Orbotech”) for consideration of approximately $3.26 billion in 2019, which resulted in approximately $1.55 billion of intangible assets being recorded. Management applied significant judgment in estimating the fair value of the intangible assets acquired, which involved the use of significant estimates and assumptions with respect to the revenue growth rates, technology migration curves, discount rates, royalty rates and customer attrition rates.
The principal considerations for our determination that performing procedures relating to the valuation of the intangible assets acquired in the acquisition of Orbotech is a critical audit matter are there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of intangible assets acquired due to the significant amount of judgment by management when developing the estimate. Significant audit effort was required in performing procedures and evaluating the significant assumptions relating to the estimate, including the revenue growth rates and the technology migration curves; and the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of intangible assets and controls over development of the assumptions related to the valuation of the intangible assets. These procedures also included, among others, reading the purchase agreement, and testing management’s process for estimating the fair value of intangible assets. Testing management’s process included evaluating the appropriateness of the valuation methods and the reasonableness of significant assumptions, including the revenue growth rates and the technology migration curves for the intangible assets, and using professionals with specialized skill and knowledge to assist with the evaluation. Evaluating the reasonableness of the revenue growth rates involved considering the past performance of the acquired business as well as economic and industry forecasts. The technology migration curves were evaluated by considering the revenue attribution between existing technology and in-process research and development based on the assessment of the separation of forecasted future revenue between developed products and new generation products together with the technology carryover rate.

Uncertain Tax Positions related to the Orbotech Acquisition
As described in Note 13 to the consolidated financial statements, the Company has recorded liabilities for gross uncertain tax positions of approximately $60.8 million at June 30, 2019 in connection with acquisitions completed by the Company. The majority of the uncertain tax positions were related to the Orbotech acquisition. The uncertain tax positions for the Orbotech acquisition relate to multiple jurisdictions, including Israel, which as further discussed in Note 13 is comprised principally of a liability for an uncertain tax position arising from the assessment Orbotech received from the Israel Tax Authority (“ITA”) with respect to its fiscal years 2012 through 2014. The calculation of the Company’s tax liabilities including liabilities associated with the Orbotech acquisition, involves dealing with uncertainties in the application of complex tax regulations. The evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.

The principal considerations for our determination that performing procedures relating to the uncertain tax positions related to the Orbotech acquisition is a critical audit matter are there was significant judgment by management when evaluating uncertain tax positions, including a high degree of estimation uncertainty relative to the application of complex tax regulations and evaluation of factors including changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity. This in turn led to significant auditor judgment and effort in performing procedures to evaluate the timely identification and accurate measurement of uncertain tax positions. Also, the evaluation of audit evidence available to support the tax liabilities for uncertain tax positions is complex and required significant auditor judgment as the nature of the evidence is often highly subjective, and the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification and recognition of the liability for uncertain tax positions, and controls addressing completeness of the uncertain tax positions, as well as controls over measurement of the liability. These procedures also included, among others, (i) testing and evaluating the information used in the calculation of the liability for uncertain tax positions related to the Orbotech acquisition, including international filing positions, the related final tax returns and communications between the Company and the tax authorities; (ii) testing the calculation of the liability for uncertain tax positions by jurisdiction, including management’s assessment of the technical merits of tax positions related to the Orbotech matters and estimates of the amount of tax benefit expected to be sustained for the matters; (iii) testing the completeness of management’s assessment of both the identification of uncertain tax positions and possible outcomes of each uncertain tax position; and (iv) evaluating the status and results of income tax audits with other relevant tax authorities. Professionals with specialized skill and knowledge were used to assist in the evaluation of the completeness and measurement of the uncertain tax positions related to the Orbotech acquisition, including evaluating the reasonableness of management’s assessment of whether tax positions are more-likely-than-not of being sustained, the amount of potential benefit to be realized, and the application of relevant tax laws.
/s/ PricewaterhouseCoopers LLP
San Jose, California
August 16, 2019

We have served as the Company’s auditor since 1977.

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
Definition of Disclosure Controls
Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our annual controls evaluation.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2019.
Management excluded Orbotech, Ltd (“Orbotech”), which was acquired by us on February 20, 2019, from its assessment of internal control over financial reporting as of June 30, 2019. Total assets and revenues of Orbotech excluded from our assessment of internal control over financial reporting, were $917.6 million as of June 30, 2019, and $388.9 million for the year ended June 30, 2019, respectively.
The effectiveness of our internal control over financial reporting as of June 30, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of the fiscal year ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
For the information required by this Item, see “Proposal Two: Ratification of Appointment of PricewaterhouseCoopers LLP as Our Independent Registered Public Accounting Firm for the Fiscal Year Ending June 30, 2020” in the Proxy Statement, which is incorporated herein by reference.

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

Schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2019, 2018 and 2017	125
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

KLA Corporation

August 16, 2019	By:	/S/ RICHARD P. WALLACE
(Date)		Richard P. Wallace
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD P. WALLACE	President, Chief Executive Officer and Director (principal executive officer)	August 16, 2019
Richard P. Wallace

/s/ BREN D. HIGGINS	Executive Vice President and Chief Financial Officer (principal financial officer)	August 16, 2019
Bren D. Higgins

/s/ VIRENDRA A. KIRLOSKAR	Senior Vice President and Chief Accounting Officer (principal accounting officer)	August 16, 2019
Virendra A. Kirloskar

/s/ EDWARD W. BARNHOLT	Chairman of the Board and Director	August 15, 2019
Edward W. Barnholt

/s/ ROBERT M. CALDERONI	Director	August 14, 2019
Robert M. Calderoni

/s/ JOHN T. DICKSON	Director	August 14, 2019
John T. Dickson

/s/ JENEANNE HANLEY	Director	August 15, 2019
Jeneanne Hanley

/s/ EMIKO HIGASHI	Director	August 15, 2019
Emiko Higashi

/s/ KEVIN J. KENNEDY	Director	August 15, 2019
Kevin J. Kennedy

/s/ GARY B. MOORE	Director	August 15, 2019
Gary B. Moore

/s/ KIRAN M. PATEL	Director	August 14, 2019
Kiran M. Patel

Director
Victor Peng

/s/ ANA G. PINCZUK	Director	August 14, 2019
Ana G. Pinczuk

/s/ ROBERT A. RANGO	Director	August 15, 2019
Robert A. Rango

SCHEDULE II
Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Charged to Expense	Deductions/ Adjustments	Balance at End of Period
Fiscal Year Ended June 30, 2017:
Allowance for Doubtful Accounts	$21,672	$—	$(36)	$21,636
Allowance for Deferred Tax Assets	$104,968	$—	$15,740	$120,708
Fiscal Year Ended June 30, 2018:
Allowance for Doubtful Accounts	$21,636	$—	$(9,997)	$11,639
Allowance for Deferred Tax Assets	$120,708	$1,152	$41,710	$163,570
Fiscal Year Ended June 30, 2019:
Allowance for Doubtful Accounts	$11,639	$364	$(2)	$12,001
Allowance for Deferred Tax Assets	$163,570	$—	$3,001	$166,571

KLA CORPORATION
EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
3.1	Restated Certificate of Incorporation
3.4	Amended and Restated Bylaws of the Company effective as of July 15, 2019	8-K	No. 000-09992	3.2	July 16, 2019
4.1	Indenture dated November 6, 2014 between KLA-Tencor Corporation and Wells Fargo Bank, National Association, as trustee	8-K	No. 000-09992	4.1	November 7, 2014
4.2	Form of Officer’s Certificate setting forth the terms of the Notes (with form of Notes attached)	8-K	No. 000-09992	4.2	November 7, 2014
4.2	Form of Officer’s Certificate setting forth the terms of the 4.100% Senior Notes due 2029 and 5.000% Senior Notes due 2049 (with form of Notes attached)	8-K	No. 000-09992	4.2	March 20, 2019
10.1	2004 Equity Incentive Plan (as amended and restated (as of November 7, 2018))*	S-8	No. 228283	10.1	November 8, 2018
10.2	Notice of Grant of Restricted Stock Units*	10-Q	No. 000-09992	10.18	May 4, 2006
10.3	Form of Restricted Stock Unit Award Notification (Performance-Vesting) (approved August 2014)*	8-K	No. 000-09992	10.49	August 12, 2014
10.4	Form of Restricted Stock Unit Award Notification (Service-Vesting) (approved August 2012)*	8-K	No. 000-09992	10.1	August 2, 2012
10.5	Form of Restricted Stock Unit Award Notification (Service-Vesting; 25% Annual Vesting) (approved August 2014)*	8-K	No. 000-09992	10.50	August 12, 2014
10.6	Form of Restricted Stock Unit Award Notification (Service-Vesting; 50% Vesting Year Two, 50% Vesting Year Four) (approved August 2014)*	8-K	No. 000-09992	10.51	August 12, 2014
10.7	Form of Restricted Stock Unit Agreement for U.S. Employees (with Dividend Equivalents) (approved August 2014)*	8-K	No. 000-09992	10.46	August 12, 2014
10.8	Form of Restricted Stock Unit Agreement for Non-U.S. Employees (with Dividend Equivalents) (approved August 2014)*	8-K	No. 000-09992	10.48	August 12, 2014
10.9	Executive Deferred Savings Plan (as amended and restated effective July 31, 2019)*
10.10	Credit Agreement, dated as of November 30, 2017 among KLA-Tencor Corporation, the lenders from time to time and JPMorgan Chase Bank, N.A., as administrative agent	8-K	No. 000-09992	10.1	November 30, 2017
10.11	Amended and Restated Executive Severance Plan*	8-K	No. 000-09992	10.1	October 20, 2016
10.12	Amended and Restated 2010 Executive Severance Plan	10-Q	No. 000-09992	10.45	October 22, 2015
10.13	Calendar Year 2019 Executive Incentive Plan*+
10.14	Equity Remuneration Plan for Key Employees of Orbotech Ltd. and its Affiliates and Subsidiaries*	S-8	No. 333-230112	10.1	March 7, 2019

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
10.15	Orbotech Ltd. 2010 Equity-Based Incentive Plan*	S-8	No. 333-230112	10.2	March 7, 2019
10.16	Orbotech Ltd. 2015 Equity-Based Incentive Plan*	S-8	No. 333-230112	10.3	March 7, 2019
10.17	Employment Agreement dated February 20, 2019 by and between Orbotech Ltd. and Amichai Steimberg*+	10-Q	No. 000-09992	10.1	May 8, 2019
10.18	Employment Agreement dated February 20, 2019 by and between Orbotech Ltd. and Asher Levy*+	10-Q	No. 000-0992	10.2	May 8, 2019
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________

*	Denotes a management contract, plan or arrangement.

+	Confidential treatment has been requested as to a portion of this exhibit.

ITEM 16.     FORM 10-K SUMMARY
None.