Form 10-Q
period 2019-09-30
KLA CORP
filed 2019-10-31
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

As of October 18, 2019, there were 157,794,495 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KLA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$988,348	$1,015,994
Marketable securities	763,174	723,391
Accounts receivable, net	1,066,188	990,113
Inventories	1,254,240	1,262,500
Other current assets	283,799	323,077
Total current assets	4,355,749	4,315,075
Land, property and equipment, net	475,210	448,799
Goodwill	2,263,689	2,211,858
Deferred income taxes	216,629	206,141
Purchased intangible assets, net	1,549,201	1,560,670
Other non-current assets	368,921	265,973
Total assets	$9,229,399	$9,008,516
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$221,388	$202,416
Deferred system revenue	277,515	282,348
Deferred service revenue	201,245	206,669
Current portion of long-term debt	250,000	249,999
Other current liabilities	993,299	827,054
Total current liabilities	1,943,447	1,768,486
Non-current liabilities:
Long-term debt	3,174,130	3,173,383
Deferred tax liabilities	688,170	702,285
Deferred service revenue	101,001	98,772
Other non-current liabilities	643,032	587,897
Total liabilities	6,549,780	6,330,823
Commitments and contingencies (Note 14 and Note 15)
Stockholders’ equity:
Common stock and capital in excess of par value	1,999,845	2,017,312
Retained earnings	733,173	714,825
Accumulated other comprehensive income (loss)	(71,855)	(73,029)
Total KLA stockholders’ equity	2,661,163	2,659,108
Non-controlling interest in consolidated subsidiaries	18,456	18,585
Total stockholders’ equity	2,679,619	2,677,693
Total liabilities and stockholders’ equity	$9,229,399	$9,008,516

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended
	September 30,
(In thousands, except per share amounts)	2019	2018
Revenues:
Product	$1,057,975	$829,227
Service	355,439	264,033
Total revenues	1,413,414	1,093,260
Costs and expenses:
Costs of revenues	604,241	381,387
Research and development	210,580	153,530
Selling, general and administrative	188,345	114,438
Interest expense	40,350	26,362
Other expense (income), net	(1,618)	(10,025)
Income before income taxes	371,516	427,568
Provision for income taxes	25,120	31,624
Net income	346,396	395,944
Less: Net loss attributable to non-controlling interest	(129)	—
Net income attributable to KLA	$346,525	$395,944
Net income per share attributable to KLA
Basic	$2.18	$2.55
Diluted	$2.16	$2.54
Weighted-average number of shares:
Basic	158,697	155,221
Diluted	160,131	156,083

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three months ended
	September 30,
(In thousands)	2019	2018
Net income	$346,396	$395,944
Other comprehensive income (loss):
Currency translation adjustments:
Change in currency translation adjustments	(2,438)	(3,082)
Change in income tax benefit or expense	393	—
Net change related to currency translation adjustments	(2,045)	(3,082)
Cash flow hedges:
Change in net unrealized gains or losses	(742)	13,794
Reclassification adjustments for net gains or losses included in net income	1,527	(1,037)
Change in income tax benefit or expense	(24)	(3,295)
Net change related to cash flow hedges	761	9,462
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	729	142
Available-for-sale securities:
Change in net unrealized gains or losses	1,183	2,110
Reclassification adjustments for net gains or losses included in net income	4	481
Change in income tax benefit or expense	542	(502)
Net change related to available-for-sale securities	1,729	2,089
Other comprehensive income (loss)	1,174	8,611
Less: Comprehensive loss attributable to non-controlling interest	(129)	—
Total comprehensive income attributable to KLA	$347,699	$404,555

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock and Capital in Excess of Par Value		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of June 30, 2019	159,475	2,017,312	714,825	(73,029)	2,659,108	18,585	2,677,693
Net income attributable to KLA	—	—	346,525	—	346,525	—	346,525
Other comprehensive income	—	—	—	1,174	1,174	—	1,174
Net loss attributable to non-controlling interest	—	—	—	—	—	(129)	(129)
Net issuance under employee stock plans	281	(23,423)	—	—	(23,423)	—	(23,423)
Repurchase of common stock	(1,659)	(20,988)	(207,508)	—	(228,496)	—	(228,496)
Cash dividends ($0.75 per share) and dividend equivalents declared	—	—	(120,669)	—	(120,669)	—	(120,669)
Stock-based compensation expense	—	26,944	—	—	26,944	—	26,944
Balance as of September 30, 2019	158,097	$1,999,845	$733,173	$(71,855)	$2,661,163	$18,456	$2,679,619

	Common Stock and Capital in Excess of Par Value		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of June 30, 2018	156,048	$617,999	$1,056,445	$(53,933)	$1,620,511	$—	$1,620,511
Adoption of ASC 606	—	—	(21,215)	75	(21,140)	—	(21,140)
Reclassification of stranded tax effects	—	—	10,920	(10,920)	—	—	—
Balance as of July 1, 2018	156,048	617,999	1,046,150	(64,778)	1,599,371	—	1,599,371
Net income	—	—	395,944	—	395,944	—	395,944
Other comprehensive income	—	—	—	8,611	8,611	—	8,611
Net issuance under employee stock plans	332	(26,961)	—	—	(26,961)	—	(26,961)
Repurchase of common stock	(2,781)	(11,010)	(296,777)	—	(307,787)	—	(307,787)
Cash dividends ($0.75 per share) and dividend equivalents declared	—	—	(117,947)	—	(117,947)	—	(117,947)
Stock-based compensation expense	—	16,138	—	—	16,138	—	16,138
Balance as of September 30, 2018	153,599	$596,166	$1,027,370	$(56,167)	$1,567,369	$—	$1,567,369

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended September 30,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$346,396	$395,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,588	16,087
Loss (gains) on unrealized foreign exchange and other	12,794	3,895
Stock-based compensation expense	26,944	16,138
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	(75,214)	36,079
Inventories	(5,091)	(55,738)
Other assets	(8,930)	(16,853)
Accounts payable	18,885	(14,765)
Deferred system revenue	(4,833)	(79,810)
Deferred service revenue	(4,337)	(13,325)
Other liabilities	91,043	93,753
Net cash provided by operating activities	496,245	381,405
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(78,530)	(11,787)
Capital expenditures	(32,566)	(22,330)
Proceeds from disposition of non-marketable securities	1,086	—
Purchases of available-for-sale securities	(263,767)	—
Proceeds from sale of available-for-sale securities	25,449	91,238
Proceeds from maturity of available-for-sale securities	198,751	254,757
Purchases of trading securities	(9,021)	(4,619)
Proceeds from sale of trading securities	11,905	7,612
Net cash (used in) provided by investing activities	(146,693)	314,871
Cash flows from financing activities:
Common stock repurchases	(228,496)	(299,974)
Payment of dividends to stockholders	(121,636)	(122,757)
Issuance of common stock	114	—
Tax withholding payments related to vested and released restricted stock units	(23,538)	(26,961)
Payment of contingent consideration payable	(57)	—
Net cash used in financing activities	(373,613)	(449,692)
Effect of exchange rate changes on cash and cash equivalents	(3,585)	(1,452)
Net (decrease) increase in cash and cash equivalents	(27,646)	245,132
Cash and cash equivalents at beginning of period	1,015,994	1,404,382
Cash and cash equivalents at end of period	$988,348	$1,649,514
Supplemental cash flow disclosures:
Income taxes paid	$19,862	$24,962
Interest paid	$26,347	$537
Non-cash activities:
Business acquisition holdback amounts - investing activities	$—	$440
Contingent consideration payable - financing activities	$9,366	$3,102
Dividends payable - financing activities	$1,552	$4,783
Unsettled common stock repurchase - financing activities	$8,000	$7,812
Accrued purchases of land, property and equipment - investing activities	$16,074	$9,242
 See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation. On July 15, 2019 we changed our corporate name from “KLA-Tencor Corporation” to “KLA Corporation”. For purposes of this report, “KLA,” the “Company,” “we,” “our,” “us,” or similar references mean KLA Corporation, and its majority-owned subsidiaries unless the context requires otherwise. The Condensed Consolidated Financial Statements have been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.
In the opinion of management, the unaudited interim financial statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations, comprehensive income, stockholders’ equity and cash flows for the periods indicated. These financial statements and notes, however, should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019, filed with the SEC on August 16, 2019.
The Condensed Consolidated Financial Statements include the accounts of KLA and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The results of operations for the three months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2020.
Certain reclassifications have been made to the prior year’s Condensed Consolidated Financial Statements to conform to the current year presentation. The reclassifications did not have material effects on the prior year’s Condensed Consolidated Balance Sheets, Statements of Operations, Comprehensive Income and Cash Flows.
Acquisition of Orbotech, Ltd. On February 20, 2019 (the “Closing Date” or “Acquisition Date”), we completed the acquisition of Orbotech, Ltd. (“Orbotech”) for total consideration of $3.26 billion. The acquisition of Orbotech is referred to as the “Orbotech Acquisition”. The Orbotech Acquisition was accounted for by applying the acquisition method of accounting for business combinations. The unaudited Condensed Consolidated Financial Statements in this report include the financial results of Orbotech prospectively from the Acquisition Date. For additional details, refer to Note 6 “Business Combinations” of the Condensed Consolidated Financial Statements.
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
Comparability. Effective July 1, 2019, we adopted ASC 842, Leases (“ASC 842”). Prior periods were not retrospectively restated, and accordingly, the Consolidated Balance Sheet as of June 30, 2019, and the Condensed Consolidated Statements of Operations for the three months ended September 30, 2018 were prepared using accounting standards that were different than those in effect for the three months ended September 30, 2019.
Significant Accounting Policies. We updated our accounting policies for Leases. There have been no other material changes to our significant accounting policies in Note 1 “Description of Business and Summary of Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
Leases. Under ASC 842, a contract is or contains a lease when we have the right to control the use of an identified asset for a period of time. We determine if an arrangement is a lease at inception of the contract, which is the date on which the terms of the contract are agreed to, and the agreement creates enforceable rights and obligations. The commencement date of the lease is the date that the lessor makes an underlying asset available for our use. On the commencement date leases are evaluated for classification and assets and liabilities are recognized based on the present value of lease payments over the lease term.

The lease term used to calculate the lease liability includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised. The right-of-use (“ROU”) asset is initially measured as the amount of lease liability, adjusted for any initial lease costs, prepaid lease payments and any lease incentives. Variable lease payments, consisting primarily of reimbursement of costs incurred by lessors for common area maintenance, real estate taxes, and insurance are not included in the lease liability and are recognized as they are incurred.
As most of our leases do not provide an implicit rate, we use our incremental borrowing rate at lease commencement to measure ROU assets and lease liabilities. The incremental borrowing rate used by us is based on baseline rates and adjusted by the credit spreads commensurate with our secured borrowing rate, over a similar term. We used the incremental borrowing rate on June 30, 2019 for all leases that commenced on or prior to that date. Operating lease expense is generally recognized on a straight-line basis over the lease term.
We have elected the practical expedient to account for the lease and non-lease components as a single lease component for the majority of our asset classes. For leases with a term of one year or less, we have elected not to record the ROU asset or liability.
Recent Accounting Pronouncements.
Recently Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASC 842 which supersedes the lease recognition requirements in ASC 840, Leases, (“ASC 840”). The most prominent of the changes in ASC 842 is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases.
Consistent with ASC 840, leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statements of operations. In July 2018, the FASB issued an accounting standard update which amended ASC 842 and offered an additional (and optional) transition method by which entities could elect not to recast the comparative periods presented in financial statements in the period of adoption.
KLA adopted the new standard on July 1, 2019, the first day of fiscal 2020, using the optional adoption method whereby we did not adjust comparative period financial statements. Consequently, prior period balances and disclosures have not been restated. KLA elected certain practical expedients, which among other things, allowed us to carry forward prior conclusions about lease identification and classification. The adoption of ASC 842 resulted in the balance sheet recognition of additional lease assets and lease liabilities of $110.7 million and $108.7 million, respectively, related primarily to facilities, vehicles and other equipment. The adoption of ASC 842 did not have a material impact on beginning retained earnings, the Condensed Consolidated Statement of Operations, Cash Flows, or earnings per share. Additionally, the adoption of ASC 842 did not have a material impact on the Condensed Consolidated Financial Statements for arrangements in which KLA is the lessor. For additional information regarding KLA’s leases, see Note 9 “Leases” in the Condensed Consolidated Financial Statements.
Updates Not Yet Effective
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
NOTE 2 – REVENUE

Contract Balances

The following table represents the opening and closing balances of accounts receivables, contract assets and contract liabilities for the indicated periods.

	As of	As of
(In thousands, except for percentage)	September 30, 2019	July 1, 2019	$ Change	% Change
Accounts receivable, net	$1,066,188	$990,113	$76,075	8%
Contract assets	$99,068	$94,015	$5,053	5%
Contract liabilities	$579,761	$587,789	$(8,028)	(1)%

Our payment terms and conditions vary by contract type, although terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of shipment, with the remainder payable within 30 days of acceptance.
The change in contract assets during the three months ended September 30, 2019 was mainly due to $27.6 million of revenue recognized for which the payment is subject to conditions other than passage of time, partially offset by $22.8 million of contract assets reclassified to net accounts receivable as our right to consideration for these contract assets became unconditional. Contract assets are included in Other current assets on our Condensed Consolidated Balance Sheet.
During the three months ended September 30, 2019, we recognized revenue of $266.8 million that was included in contract liabilities as of July 1, 2019. This was partially offset by the value of products and services billed to customers for which control of the products and service has not transferred to the customers. Contract liabilities are included in current and non-current liabilities on our Condensed Consolidated Balance Sheets.

Remaining Performance Obligations
As of September 30, 2019, we had $2.08 billion of remaining performance obligations, which represents our obligation to deliver products and services, and consists primarily of sales orders where written customer requests have been received. We expect to recognize approximately 5% to 15% of these performance obligations as revenue beyond the next twelve months, subject to risk of delays, pushouts, and cancellation by the customer, usually with limited or no penalties.
Refer to Note 18 “Segment Reporting and Geographic Information” of the Condensed Consolidated Financial Statements for information related to revenue by geographic region as well as significant product and service offerings.
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
As of September 30, 2019, the types of instruments valued based on quoted market prices in active markets included money market funds, certain U.S. Treasury securities and U.S. Government agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
The types of instruments valued based on other observable inputs included corporate debt securities, sovereign securities, municipal securities, certain U.S. Treasury and U.S. Government agency securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker / dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
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
The fair value of deferred payments and contingent consideration payable, the majority of which were recorded in connection with recent business combinations, were classified as Level 3 and estimated using significant inputs that were not observable in the market. See Note 6 “Business Combinations” of the Condensed Consolidated Financial Statements for additional information.

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on our Condensed Consolidated Balance Sheets as follows:

As of September 30, 2019 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Little or No Market Activity Inputs (Level 3)
Assets
Cash equivalents:
Corporate debt securities	$3,903	$—	$3,903	$—
Money market funds and other	399,036	399,036	—	—
U.S. Government agency securities	1,500	—	1,500	—
U.S. Treasury securities	5,995	—	5,995	—
Marketable securities:
Corporate debt securities	416,394	—	416,394	—
Municipal securities	1,906	—	1,906	—
Sovereign securities	6,014	—	6,014	—
U.S. Government agency securities	102,829	102,829	—	—
U.S. Treasury securities	224,519	212,705	11,814	—
Total cash equivalents and marketable securities(1)	1,162,096	714,570	447,526	—
Other current assets:
Derivative assets	3,608	—	3,608	—
Other non-current assets:
Executive Deferred Savings Plan	206,235	158,411	47,824	—
Total financial assets(1)	$1,371,939	$872,981	$498,958	$—
Liabilities
Derivative liabilities	$(2,669)	$—	$(2,669)	$—
Deferred payments	(8,800)	—	—	(8,800)
Contingent consideration payable	(19,292)	—	—	(19,292)
Total financial liabilities	$(30,761)	$—	$(2,669)	$(28,092)
________________
(1) Excludes cash of $503.5 million held in operating accounts and time deposits of $85.9 million as of September 30, 2019.

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on our Condensed Consolidated Balance Sheets as follows:

As of June 30, 2019 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Little or No Market Activity Inputs (Level 3)
Assets
Cash equivalents:
Corporate debt securities	$10,988	$—	$10,988	$—
Money market funds and other	352,708	352,708	—	—
U.S. Government agency securities	27,994	—	27,994	—
U.S. Treasury securities	55,858	—	55,858	—
Marketable securities:
Corporate debt securities	422,089	—	422,089	—
Municipal securities	1,913	—	1,913	—
Sovereign securities	5,994	—	5,994	—
U.S. Government agency securities	131,224	131,224	—	—
U.S. Treasury securities	151,838	151,838	—	—
Total cash equivalents and marketable securities(1)	1,160,606	635,770	524,836	—
Other current assets:
Derivative assets	2,557	—	2,557	—
Other non-current assets:
Executive Deferred Savings Plan	207,581	158,021	49,560	—
Total financial assets(1)	$1,370,744	$793,791	$576,953	$—
Liabilities
Derivative liabilities	$(3,334)	$—	$(3,334)	$—
Deferred payments	(8,800)	—	—	(8,800)
Contingent consideration payable	(14,005)	—	—	(14,005)
Total financial liabilities	$(26,139)	$—	$(3,334)	$(22,805)
________________
(1) Excludes cash of $479.8 million held in operating accounts and time deposits of $99.0 million as of June 30, 2019.
There were no transfers between Level 1, Level 2 and Level 3 fair value measurements during the three months ended September 30, 2019. See Note 8 “Debt” of the Condensed Consolidated Financial Statements for disclosure of the fair value of our Senior Notes.

NOTE 4 – FINANCIAL STATEMENT COMPONENTS
Condensed Consolidated Balance Sheets

(In thousands)	As of September 30, 2019	As of June 30, 2019
Accounts receivable, net:
Accounts receivable, gross	$1,078,051	$1,002,114
Allowance for doubtful accounts	(11,863)	(12,001)
	$1,066,188	$990,113
Inventories:
Raw materials	$449,075	$444,627
Customer service parts	336,809	328,515
Work-in-process	287,951	285,191
Finished goods	180,405	204,167
	$1,254,240	$1,262,500
Other current assets:
Contract assets	$99,068	$94,015
Prepaid expenses	80,691	88,387
Deferred costs of revenue	65,197	70,721
Prepaid income and other taxes	15,858	51,889
Other current assets	22,985	18,065
	$283,799	$323,077
Land, property and equipment, net:
Land	$67,876	$67,883
Buildings and leasehold improvements	405,476	402,678
Machinery and equipment	680,970	669,316
Office furniture and fixtures	29,217	28,282
Construction-in-process	56,828	26,029
	1,240,367	1,194,188
Less: accumulated depreciation	(765,157)	(745,389)
	$475,210	$448,799
Other non-current assets:
Executive Deferred Savings Plan(1)	$206,235	$207,581
Operating lease right of use assets	105,967	—
Other non-current assets	56,719	58,392
	$368,921	$265,973
Other current liabilities:
Compensation and benefits	$311,779	$226,462
Executive Deferred Savings Plan	207,873	208,926
Other accrued expenses	163,345	202,647
Customer credits and advances	150,746	133,677
Income taxes payable	86,141	23,350
Interest payable	44,560	31,992
Operating lease liabilities, current	28,855	—
	$993,299	$827,054
Other non-current liabilities:
Income taxes payable	$358,235	$392,266
Pension liabilities	80,046	79,622
Operating lease liabilities	75,552	—
Other non-current liabilities	129,199	116,009
	$643,032	$587,897

________________

(1)
We have a non-qualified deferred compensation plan (known as “Executive Deferred Savings Plan” or “EDSP”) under which certain employees and non-employee directors may defer a portion of their compensation. The expense associated with changes in the EDSP liability included in selling, general and administrative expense was $1.9 million and $7.5 million during the three months ended September 30, 2019 and 2018, respectively. The amount of net gains associated with changes in the EDSP assets included in selling, general and administrative expense was $2.3 million and $7.4 million during the three months ended September 30, 2019 and 2018, respectively. For additional details, refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (“OCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of September 30, 2019	$(46,086)	$113	$(7,964)	$(17,918)	$(71,855)

Balance as of June 30, 2019	$(44,041)	$(1,616)	$(8,725)	$(18,647)	$(73,029)

The effects on net income (loss) of amounts reclassified from accumulated OCI to the Condensed Consolidated Statement of Operations for the indicated period were as follows (in thousands):

	Location in the Condensed Consolidated	Three Months Ended September 30,
Accumulated OCI Components	Statements of Operations	2019	2018
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts(1)	Revenues	$373	$983
	Costs of revenues and operating expenses	(1,801)	(134)
	Interest expense	(99)	188
	Net gains (losses) reclassified from accumulated OCI	$(1,527)	$1,037
Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$(4)	$(481)

__________________

(1)
The three months ended September 30, 2019 reflects the new accounting guidance for hedge accounting, which was adopted in the second quarter of fiscal year 2019. For additional details, refer to Note 16, “Derivative Instruments and Hedging Activities” of the Condensed Consolidated Financial Statements.

The amounts reclassified out of accumulated OCI related to our defined benefit pension plans, which were recognized as a component of net periodic cost for the three months ended September 30, 2019 and 2018 were $0.2 million, respectively. For additional details, refer to Note 12, “Employee Benefit Plans” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

NOTE 5 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of September 30, 2019 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$419,980	$430	$(113)	$420,297
Money market funds and other	399,036	—	—	399,036
Municipal securities	1,899	7	—	1,906
Sovereign securities	6,014	3	(3)	6,014
U.S. Government agency securities	104,391	10	(72)	104,329
U.S. Treasury securities	230,632	120	(238)	230,514
Subtotal	1,161,952	570	(426)	1,162,096
Add: Time deposits(1)	85,902	—	—	85,902
Less: Cash equivalents	484,824	—	—	484,824
Marketable securities	$763,030	$570	$(426)	$763,174

As of June 30, 2019 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$433,518	$141	$(582)	$433,077
Money market funds and other	352,708	—	—	352,708
Municipal securities	1,910	3	—	1,913
Sovereign securities	6,001	1	(8)	5,994
U.S. Government agency securities	159,454	5	(241)	159,218
U.S. Treasury securities	208,058	39	(401)	207,696
Subtotal	1,161,649	189	(1,232)	1,160,606
Add: Time deposits(1)	99,006	—	—	99,006
Less: Cash equivalents	536,206	17	(2)	536,221
Marketable securities	$724,449	$172	$(1,230)	$723,391
________________
(1) Time deposits excluded from fair value measurements.
Our investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of our unrealized losses are due to changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all of these investments upon maturity. As of September 30, 2019, we had 158 investments in an unrealized loss position. The following table summarizes the fair value and gross unrealized losses of our investments that were in an unrealized loss position as of the date indicated below, $260.4 million of which were in a continuous loss position for 12 months or more:

As of September 30, 2019 (In thousands)	Fair Value	Gross Unrealized Losses
Corporate debt securities	$182,963	$(112)
Sovereign securities	1,997	(3)
U.S. Government agency securities	79,082	(72)
U.S Treasury securities	167,750	(239)
Total	$431,792	$(426)

The contractual maturities of securities classified as available-for-sale, regardless of their classification on our Condensed Consolidated Balance Sheets, as of the date indicated below were as follows:

As of September 30, 2019 (In thousands)	Amortized Cost	Fair Value
Due within one year	$442,133	$441,938
Due after one year through three years	320,897	321,236
	$763,030	$763,174

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities for the three months ended September 30, 2019 and 2018 were immaterial.
NOTE 6 - BUSINESS COMBINATIONS

Fiscal 2020 Acquisition
On August 22, 2019, we acquired the outstanding shares of a privately-held company, primarily to expand our products and services offerings, for a total purchase consideration of $93.9 million, including the fair value of the promise to pay an additional consideration up to $60.0 million contingent on the achievement of certain revenue milestones. As of September 30, 2019, the estimated fair value of the additional consideration was $9.2 million, which was classified as a non-current liability on the Condensed Consolidated Balance Sheets.
We have included the financial results of the acquisition completed during the first quarter of the fiscal year 2020 in our Condensed Consolidated Financial Statements from the date of acquisition. These results were not material to our Condensed Consolidated Financial Statements.
The purchase price of the fiscal 2020 acquisition was allocated on a preliminary basis as follows:

(In thousands)	Fair Value
Net tangible assets (including cash and cash equivalents of $6.6 million)	$7,196
Deferred tax liabilities	(15,265)
Intangible assets	47,931
Goodwill	54,001
Total	$93,863

The purchase price allocation is preliminary and as additional information becomes available, we may further revise the preliminary purchase price allocation during the remainder of the measurement period, which will not exceed 12 months from the closing of the acquisition.
The $54.0 million of goodwill was assigned to the Wafer Inspection and Patterning reporting units. None of the goodwill recognized is deductible for income tax purposes.

Fiscal 2019 Acquisitions
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

Preliminary Purchase Price Allocation
The total purchase consideration has been preliminarily allocated as follows (in thousands):

Purchase Price
Cash for outstanding Orbotech shares(1)	$1,901,948
Fair value of KLA common stock issued for outstanding Orbotech shares(2)	1,324,657
Cash for Orbotech equity awards(3)	9,543
Fair value of KLA common stock issued to settle Orbotech equity awards(4)	6,129
Stock options and RSUs assumed(5)	13,281
Total purchase consideration	3,255,558
Less: cash acquired	(215,640)
Total purchase consideration, net of cash acquired	$3,039,918

Allocation
Accounts receivable, net	$200,517
Inventories	330,325
Contract assets	63,181
Other current assets	73,561
Property, plant and equipment, net	102,197
Goodwill	1,809,625
Intangible assets	1,553,570
Other non-current assets	73,179
Accounts payable	(53,015)
Accrued liabilities	(178,849)
Other current liabilities(6)	(69,449)
Deferred tax liabilities(7)	(777,838)
Other non-current liabilities(6)	(67,901)
Non-controlling interest	(19,185)
$3,039,918
________________

(1)	Represents the total cash paid to settle 48.9 million outstanding Orbotech shares as of February 20, 2019 at $38.86 per Orbotech share.

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

(5)
Represents the fair value of the assumed stock options and RSUs to the extent those related to services provided by the employee of Orbotech prior to closing. Also refer to Note 10, “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” of the Condensed Consolidated Financial Statements for additional information about assumed stock options and RSUs.

(6)
On December 24, 2018, Orbotech, as part of its strategy to invest in the high growth area of the software business within the Printed Circuit Boards (“PCB”) industry, acquired the remaining 50% shares of Frontline, which was prior to that accounted as an equity investee, from Mentor Graphics Development Services (Israel) Ltd. Orbotech acquired all of the joint venture interests it did not previously own for $85.0 million in cash on hand and agreed to pay an additional $10.0 million in cash over four years plus a cash earn-out of not less than $5.0 million and up to $20.0 million. The earn out amounts are based on revenues from a Frontline product currently under development. As of February 20, 2019, the estimated fair market values of the four-year cash payment and the earn-out were $8.8 million and $7.1 million, respectively, and these amounts have been included in current and non-current liabilities at $4.3 million and $11.6 million respectively.  As of September 30, 2019, the estimated fair market values of the four-year cash payment and the earn-out were $8.8 million and $3.2 million, respectively, and these amounts have been included in current and non-current liabilities at $4.3 million and $7.7 million respectively.

(7)	Primarily related to tax impact on the future amortization of intangible assets acquired and inventory fair value adjustments.

During the first quarter of the fiscal year ended June 30, 2020, we recorded measurement period adjustments to reflect facts and circumstances in existence as of the Acquisition Date. These adjustments primarily related to the valuation of individually immaterial net tangible assets of $2.1 million with corresponding decrease to goodwill.

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

The operating results of Orbotech have been included in our Condensed Consolidated Financial Statements for the three months ended September 30, 2019. The goodwill was primarily attributable to the assembled workforce of Orbotech, planned growth in new markets and synergies expected to be achieved from the combined operations of KLA and Orbotech. None of the goodwill is deductible for income tax purposes. Goodwill arising from the Orbotech Acquisition has been allocated to the Specialty Semiconductor Process; and the PCB and Display reporting units during the fiscal year ended June 30, 2019. For additional details, refer to Note 7 “Goodwill and Purchased Intangible Assets” of the Consolidated Financial Statements included in our Annual Report Form 10-K for the fiscal year ended June 30, 2019.

Intangible Assets

The estimated fair value and weighted average useful life of the Orbotech intangible assets are as follows:

(In thousands)	Fair Value	Weighted Average Useful Lives (in years)
Existing technology(1)	$1,008,000	8
Customer-related assets(2)	227,000	8
Backlog(3)	37,500	1
Trade name(4)	91,500	7
Off market leases(5)	2,070	7
Total identified finite-lived intangible assets	1,366,070
In-process research and development(6)	187,500	N/A
Total identified intangible assets	$1,553,570
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

(3)
Backlog primarily relates to the dollar value of purchase arrangements with customers, effective, as of a given point in time, that are based on mutually agreed terms which, in some cases, may still be subject to completion of written documentation and may be changed or canceled by the customer, often without penalty. Orbotech’s backlog consists of these arrangements with assigned shipment dates expected, in most cases, within three to twelve months. The fair value was determined using the Multi-Period Excess Earning Method. The economic useful life is based on the time to fulfill the outstanding order backlog obligation.

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

Other Fiscal 2019 Acquisitions
During the three months ended March 31, 2019 we acquired three privately-held companies primarily to expand our products and services offerings for an aggregate purchase price of $118.3 million, including a post-closing working capital adjustment, and the fair value of the promise to pay additional consideration of up to $13.0 million contingent on the achievement of certain milestones. As of September 30, 2019, the estimated fair value of the additional consideration was $5.3 million, which was classified as a non-current liability on the Condensed Consolidated Balance Sheets.
During the three months ended September 30, 2018 we acquired two privately-held companies for an aggregate purchase price of $15.4 million, including the fair value of the promise to pay total additional consideration of up to $6.0 million contingent on the achievement of certain milestones. As of September 30, 2019, the estimated fair value of the additional consideration was $1.7 million, which is classified as a non-current liability on the Condensed Consolidated Balance Sheets.
None of these acquisitions were individually material to our Condensed Consolidated Financial Statements.
The aggregate purchase price of the other fiscal 2019 acquisitions was allocated on a preliminary basis as follows:

(In thousands)	Fair Value
Net tangible assets (including Cash and cash equivalents of $2.6 million)	$13,214
Identifiable intangible assets	75,130
Goodwill	45,380
Total	$133,724

The goodwill was primarily assigned to the Wafer Inspection and Patterning, and GSS reporting units, and mainly attributable to the assembled workforce, and planned growth in new markets. A portion of the goodwill is deductible for income tax purposes.

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

The table below reflects the impact of material and nonrecurring adjustments to the unaudited pro forma results for the three months ended, September 30, 2018 that are directly attributable to the acquisitions:

Three Months Ended
Non-recurring Adjustments (In thousands)	September 30, 2018
Decrease / (increase) to revenue as a result of deferred revenue fair value adjustment	$—
(Decrease) / increase to expense as a result of inventory fair value adjustment	$478
(Decrease) / increase to expense as a result of transaction costs	$(4,898)
(Decrease) / increase to expense as a result of compensation costs	$2,811

The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisitions actually occurred at the beginning of fiscal year 2018 or of the results of our future operations of the combined businesses.

Pro Forma
Three Months Ended
(In thousands)	September 30, 2018
Revenues	$1,348,197
Net income attributable to KLA	$376,634

We have not included pro forma results of operations for the acquisition of privately-held companies completed in the first quarter of fiscal 2019 or the first quarter of fiscal 2020 herein as they were not material to us on either an individual or in aggregate. We included the results of operations of each acquisition in our Condensed Consolidated Statements of Operations from the date of each acquisition.
NOTE 7 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the current and prior business combinations. We have four reportable segments and six reporting units. For additional details, refer to Note 18, “Segment Reporting and Geographic Information” of the Condensed Consolidated Financial

Statements. The following table presents goodwill carrying value and the movements during the three months ended September 30, 2019(1):

(In thousands)	Wafer Inspection and Patterning	Global Service and Support (“GSS”)	Specialty Semiconductor Process	PCB and Display	Component Inspection	Total
Balance as of June 30, 2019	$360,615	$25,908	$821,842	$989,918	$13,575	$2,211,858
Acquired goodwill	54,001	—	—	—	—	54,001
Foreign currency and other adjustments	(35)	—	—	(2,135)	—	(2,170)
Balance as of September 30, 2019	$414,581	$25,908	$821,842	$987,783	$13,575	$2,263,689

_________________

(1)	No goodwill was assigned to the Other reporting unit, and accordingly was excluded in the table above.

As of September 30, 2019, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed in the third and fourth quarters of the fiscal year ended June 30, 2019. For additional details, refer to Note 7 “Goodwill and Purchased Intangible Assets,” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. The next annual assessment of goodwill by reporting unit is scheduled to be performed in the third quarter of the fiscal year ending June 30, 2020.
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of September 30, 2019			As of June 30, 2019
Category	Range of Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization, and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-8	$1,251,277	$232,203	$1,019,074	$1,224,629	$196,582	$1,028,047
Trade name / Trademark	4-7	117,133	28,537	88,596	114,573	25,052	89,521
Customer relationships	4-9	305,028	74,511	230,517	297,250	66,471	230,779
Backlog and other	<1-9	50,393	30,014	20,379	43,969	19,146	24,823
Intangible assets subject to amortization		1,723,831	365,265	1,358,566	1,680,421	307,251	1,373,170
In-process research and development		190,635	—	190,635	187,500	—	187,500
Total		$1,914,466	$365,265	$1,549,201	$1,867,921	$307,251	$1,560,670

Purchased intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The change in the gross carrying amounts of intangible assets is due to acquisition of certain assets and liabilities of privately-held companies. For additional details, refer to Note 6 “Business Combinations” of the Condensed Consolidated Financial Statements.
Amortization expense for purchased intangible assets for the periods indicated below was as follows:

	Three Months Ended
	September 30,
(In thousands)	2019	2018
Amortization expense - Cost of revenues	$35,621	$890
Amortization expense - Selling, general and administrative	22,256	544
Amortization expense - Research and development	31	—
Total	$57,908	$1,434

Based on the purchased intangible assets gross carrying amount recorded as of September 30, 2019, the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2020 (remaining 9 months)	$161,422
2021	194,901
2022	192,323
2023	191,271
2024	188,714
2025 and thereafter	429,935
Total	$1,358,566

NOTE 8 – DEBT
The following table summarizes our debt as of September 30, 2019 and June 30, 2019:

	As of September 30, 2019		As of June 30, 2019
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 3.375% Senior Notes due on November 1, 2019	$250,000	3.377%	$250,000	3.377%
Fixed-rate 4.125% Senior Notes due on November 1, 2021	500,000	4.128%	500,000	4.128%
Fixed-rate 4.650% Senior Notes due on November 1, 2024	1,250,000	4.682%	1,250,000	4.682%
Fixed-rate 5.650% Senior Notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Fixed-rate 4.100% Senior Notes due on March 15, 2029	800,000	4.159%	800,000	4.159%
Fixed-rate 5.000% Senior Notes due on March 15, 2049	400,000	5.047%	400,000	5.047%
Total	3,450,000		3,450,000
Unamortized discount	(8,528)		(8,738)
Unamortized debt issuance costs	(17,342)		(17,880)
Total	$3,424,130		$3,423,382
Reported as:
Current portion of long-term debt	$250,000		$249,999
Long-term debt	3,174,130		3,173,383
Total	$3,424,130		$3,423,382

As of September 30, 2019, future principal payments for our debt are $250.0 million for the remaining nine months in fiscal year 2020; $500.0 million in fiscal year 2022; and $2.70 billion after fiscal year 2023.
Senior Notes:
In March 2019 and November 2014, we issued $1.20 billion and $2.50 billion, respectively (each, a “2019 Senior Notes”, a “2014 Senior Notes”, and collectively the “Senior Notes”), aggregate principal amount of senior, unsecured long-term notes.
The interest rate specified for each series of the 2014 Senior Notes will be subject to adjustments from time to time if Moody’s Investor Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“S&P”) or, under certain circumstances, a substitute rating agency selected by us as a replacement for Moody’s or S&P, as the case may be (a “Substitute Rating Agency”), downgrades (or subsequently upgrades) its rating assigned to the respective series of the 2014 Senior Notes such that the adjusted rating is below investment grade. For additional details, refer to Note 8 “Debt” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Unlike the 2014 Senior Notes, the interest rate for each series of the 2019 Senior Notes will not be subject to such adjustments. During the fiscal year ended June 30, 2018, we entered into a series of forward contracts (the “2018 Rate Lock Agreements”) to lock the benchmark interest rate with notional amount of $500.0 million in aggregate. In October 2014, we entered into a series of forward contracts to lock the 10-year treasury rate (“benchmark rate”) on a portion of the 2014 Senior Notes with a notional amount of $1.00 billion in aggregate. For additional details on the forward contracts, refer to Note 16, “Derivative Instruments and Hedging Activities” of the Condensed Consolidated Financial Statements.

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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of September 30, 2019 and June 30, 2019 was approximately $3.82 billion and $3.70 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of September 30, 2019, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
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
Borrowings under the Revolving Credit Facility will bear interest, at our option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to 175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to our credit rating. As of September 30, 2019, we pay an annual commitment fee of 12.5 bps on the daily undrawn balance of the Revolving Credit Facility.
The Revolving Credit Facility requires us to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, we are required to maintain the maximum leverage ratio as described in the Credit Agreement, on a quarterly basis of 3.00 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of September 30, 2019, our maximum allowed leverage ratio was 4.00 to 1.00 following the Orbotech Acquisition.
We were in compliance with all covenants under the Credit Agreement as of September 30, 2019 and had no outstanding borrowings under the unfunded Revolving Credit Facility.
NOTE 9– LEASES
We have operating leases for facilities, vehicles, and other equipment. Our facility leases are primarily used for administrative functions, research and development, manufacturing, and storage and distribution. Our finance leases are not material.

Our existing leases do not contain significant restrictive provisions or residual value guarantees; however, certain leases contain provisions for payment of maintenance, real estate taxes, or insurance costs by us. Our leases have remaining lease terms ranging from less than one year to eleven years, including periods covered by options to extend the lease when it is reasonably certain that the option will be exercised.
Total lease expense for the three months ended September 30, 2019 was $8.7 million and included $0.2 million of costs related to short term leases which are not recorded on the Condensed Consolidated Balance Sheets. At September 30, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases was 5.2 years and 1.7%, respectively.
Supplemental cash flow information related to leases was as follows:

Three months ended September 30, 2019	Amount (In thousands)
Operating cash outflows from operating leases	8,374
ROU assets obtained in exchange for new operating lease liabilities	2,805

Maturities of lease liabilities as of September 30, 2019 were as follows:

Fiscal year ending June 30,	Amount (In thousands)
2020 (remaining 9 months)	23,347
2021	24,802
2022	18,374
2023	12,827
2024	8,760
2025 and thereafter	20,856
Total lease payments	108,966
Less imputed interest	(4,559)
Total	104,407

As of September 30, 2019, we did not have material leases that had not yet commenced.
As of June 30, 2019, future minimum lease payments as defined under the previous lease accounting guidance of ASC 840 under noncancelable operating leases were as follows:

Fiscal year ending June 30,	Amount (In thousands)
2020	$30,296
2021	22,250
2022	16,217
2023	11,878
2024	7,912
2025 and thereafter	15,018
Total minimum lease payments	$103,571

NOTE 10 – EQUITY, LONG-TERM INCENTIVE COMPENSATION PLANS AND NON-CONTROLLING INTEREST
Equity Incentive Program
As of September 30, 2019, we had 10.8 million shares available for issuance under our 2004 Equity Incentive Plan (the “2004 Plan”).

For details of the 2004 Plan refer to Note 9 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest,” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
Assumed Equity Plans
As of the Orbotech Acquisition Date, we assumed outstanding equity incentive awards under the following Orbotech equity incentive plans: (i) Equity Remuneration Plan for Key Employees of Orbotech Ltd. and its Affiliates and Subsidiaries (as Amended and Restated in 2005), (ii) 2010 Equity-Based Incentive Plan, and (iii) 2015 Equity-Based Incentive Plan (each, an “Assumed Equity Plan” and collectively the “Assumed Equity Plans”).
As of September 30, 2019, there were 10,651 and 432,372 shares of our common stock underlying the outstanding Assumed Options and RSUs, respectively, under the Assumed Equity Plans. The weighted-average remaining contractual terms, the aggregate intrinsic values, and the weighted average exercise price for the stock options outstanding under the Assumed Equity Plans as of September 30, 2019 were 4.75 years, $0.6 million, and $63.08 per share, respectively. During the three months ended September 30, 2019, there were 3,907 Assumed Options exercised with a weighted-average exercise price of $29.26.
For details on the Assumed Equity Plans refer to Note 9 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest,” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
Equity Incentive Plans - General Information
The following table summarizes the combined activity under our equity incentive plans:

(In thousands)	Available For Grant(1) (2)
Balance as of June 30, 2019	11,613
Restricted stock units granted(3)	(782)
Restricted stock units canceled	16
Balance as of September 30, 2019	10,847
__________________

(1)	The number of RSUs reflects the application of the award multiplier of 2.0x to calculate the impact of the award on the shares reserved under the 2004 Plan.

(2)	No additional stock options, RSUs or other awards will be granted under the Assumed Equity Plans.

(3)
Includes RSUs granted to senior management during the three months ended September 30, 2019 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such RSUs that are deemed to have been earned) (“performance-based RSUs”). This line item includes all such performance-based RSUs granted during the three months ended September 30, 2019 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.4 million shares for the three months ended September 30, 2019 reflects the application of the multiplier described above).

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

The following table shows stock-based compensation expense for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2019	2018
Stock-based compensation expense by:
Costs of revenues	$2,864	$1,831
Research and development	5,287	2,519
Selling, general and administrative	18,793	11,788
Total stock-based compensation expense	$26,944	$16,138

The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of September 30, 2019	As of June 30, 2019
Inventory	$4,909	$4,819

Restricted Stock Units
The following table shows the activity and weighted-average grant date fair value for RSUs during the three months ended September 30, 2019:

	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2019(2)	2,902	$91.84
Granted(3)	391	$136.76
Vested and released	(276)	$67.32
Withheld for taxes	(171)	$67.32
Forfeited	(16)	$104.14
Outstanding restricted stock units as of September 30, 2019(2)	2,830	$101.85
__________________

(1)	Share numbers reflect actual shares subject to awarded RSUs.

(2)	Includes performance-based and market-based RSUs.

(3)
This line item includes performance-based RSUs granted during the three months ended September 30, 2019 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.2 million shares for the three months ended September 30, 2019.)

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
The following table shows the weighted-average grant date fair value per unit for the RSUs granted, vested, and tax benefits realized by us in connection with vested and released RSUs for the indicated periods:

	Three Months Ended September 30,
(In thousands, except for weighted-average grant date fair value)	2019	2018
Weighted-average grant date fair value per unit	$136.76	$118.47
Grant date fair value of vested restricted stock units	$30,092	$36,072
Tax benefits realized by us in connection with vested and released restricted stock units	$3,993	$6,918

As of September 30, 2019, the unrecognized stock-based compensation expense balance related to RSUs was $206.2 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.8 years. The intrinsic value of outstanding RSUs as of September 30, 2019 was $451.2 million.
Cash-Based Long-Term Incentive Compensation
We have adopted a cash-based long-term incentive (“Cash LTI Plan”) program for many of our employees as part of our employee compensation program. Executives and non-employee members of the Board of Directors are not participating in this program. During the three months ended September 30, 2019 and 2018, we approved Cash LTI awards of $1.8 million and $2.8 million, respectively under our Cash LTI Plan. Cash LTI awards issued to employees under the Cash LTI Plan will vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date. During the three months ended September 30, 2019 and 2018, we recognized $16.6 million and $15.2 million, respectively, in compensation expense under the Cash LTI Plan. As of September 30, 2019, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $134.2 million. For details, refer to Note 9 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest,” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
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
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended September 30,
	2019	2018
Stock purchase plan:
Expected stock price volatility	31.6%	30.0%
Risk-free interest rate	2.4%	1.9%
Dividend yield	2.5%	2.9%
Expected life (in years)	0.5	0.5

The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three Months Ended September 30,
	2019	2018
Total cash received from employees for the issuance of shares under the ESPP	$—	$—
Number of shares purchased by employees through the ESPP	—	—
Tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP	$1,734	$511
Weighted-average fair value per share based on Black-Scholes model	$27.35	$22.73

The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which we estimate will be required to be issued under the ESPP during the forthcoming fiscal year. As of September 30, 2019, a total of 2.6 million shares were reserved and available for issuance under the ESPP.
Quarterly cash dividends
On August 1, 2019, our Board of Directors declared a regular quarterly cash dividend of $0.75 per share on the outstanding shares of our common stock, which was paid on September 3, 2019 to the stockholders of record as of the close of business on August 15, 2019. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended September 30, 2019 and 2018 was $121.6 million and $119.9 million, respectively. The amount of accrued dividends equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of September 30, 2019 and June 30, 2019 was $6.4 million and $7.3 million, respectively. These amounts will be paid upon vesting of the underlying RSUs.
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
NOTE 11 – STOCK REPURCHASE PROGRAM
Our Board of Directors has authorized a program which permits us to repurchase shares of our common stock. The intent of this program is to offset the dilution from our equity incentive plans, employee stock purchase plan, the issuance of shares in the Orbotech Acquisition, as well as to return excess cash to our stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases were made in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder, such as Rule 10b-18 and Rule 10b5-1. This stock repurchase program has no expiration date and may be suspended at any time. On September 17, 2019, our Board of Directors authorized us to repurchase an additional $1.00 billion of our common stock. As of September 30, 2019, an aggregate of approximately $1.63 billion was available for repurchase under our stock repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three Months Ended September 30,
(In thousands)	2019	2018
Number of shares of common stock repurchased	1,659	2,781
Total cost of repurchases	$228,496	$307,787

As of September 30, 2019, we had repurchased 50 thousand shares for $8.0 million, for which repurchases had not settled prior to September 30, 2019. The amount was recorded as a component of other current liabilities for the period presented.
NOTE 12 – NET INCOME PER SHARE
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

The following table sets forth the computation of basic and diluted net income per share attributable to KLA:

(In thousands, except per share amounts)	Three Months Ended September 30,
	2019	2018
Numerator:
Net income attributable to KLA	$346,525	$395,944
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	158,697	155,221
Effect of dilutive restricted stock units and options	1,434	862
Weighted-average shares-diluted	160,131	156,083
Basic net income per share attributable to KLA	$2.18	$2.55
Diluted net income per share attributable to KLA	$2.16	$2.54
Anti-dilutive securities excluded from the computation of diluted net income per share	—	207

NOTE 13 – INCOME TAXES
The following table provides details of income taxes:

	Three Months Ended September 30,
(Dollar amounts in thousands)	2019	2018
Income before income taxes	$371,516	$427,568
Provision for income taxes	$25,120	$31,624
Effective tax rate	6.8%	7.4%

Our effective tax rate is lower than the U.S. federal statutory rate primarily due to the proportion of earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate.
In the normal course of business, we are subject to examination by tax authorities throughout the world. We completed the U.S. federal income tax examination for the fiscal year ended June 30, 2016 and are subject to U.S. federal income tax examinations for all years beginning from the fiscal year ended June 30, 2017. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2015. We are also subject to examinations in other major foreign jurisdictions, including Singapore and Israel, for all years beginning from the calendar year ended December 31, 2012. We are under audit in Germany related to Orbotech for the years ended December 31, 2013 to December 31, 2015.
It is possible that certain examinations may be concluded in the next twelve months. The timing and resolution of income tax examinations is uncertain. The amounts paid, if any, upon resolution of issues raised by the taxing authorities may differ materially from the amounts accrued for each year. Although it is possible that our balance of gross unrecognized tax benefits could materially change in the next 12 months, we are unable to estimate the full range of possible adjustments to this balance given the uncertainty in the development of ongoing income tax examinations.
In May 2017, Orbotech received an assessment from the Israel Tax Authority (“ITA”) with respect to its fiscal years 2012 through 2014 (the “Assessment”, and the “Audit Period”, respectively), for an aggregate amount of tax, after offsetting all net operating losses (“NOLs”) available through the end of 2014, of approximately NIS 229.0 million (equivalent to approximately $66.0 million which includes related interest and linkage differentials to the Israeli consumer price index as of date of the issuance of the Tax Decrees, as defined below).
On August 31, 2018, Orbotech filed an objection in respect of the tax assessment (the “Objection”). The ITA completed the second stage of the audit, in which the claims Orbotech raised in the Objection were examined by different personnel at the ITA. In addition, the ITA examined additional items during this second stage of the audit. As Orbotech and the ITA did not reach an agreement during the second stage, the ITA issued Tax Decrees to Orbotech on August 28, 2019 (“Tax Decrees”) for an aggregate amount of tax, after offsetting all NOLs available through the end of 2014, of approximately NIS 257 million (equivalent to approximately $74 million which includes related interest and linkage differentials to the Israeli consumer price index as of the date of the issuance of the Tax Decrees). These Tax Decrees replaced the Assessment.  We believe that our recorded unrecognized tax benefits are sufficient to cover the resolution of these Tax Decrees.

Orbotech filed a notice of appeal with respect to the above Tax Decrees with the District Court of Tel Aviv on September 26, 2019. The ITA and Orbotech have agreed to extend the filing of the ITA's arguments in support of the Tax Decrees to February 28, 2020.  The ITA and Orbotech are continuing discussions in an effort to resolve this matter in a mutually agreeable manner.
In connection with the above, there is an ongoing criminal investigation in Israel against Orbotech, certain of its employees and its tax consultant. On April 11, 2018, Orbotech received a “suspect notification letter” (dated March 28, 2018) from the Tel Aviv District Attorney’s Office (Fiscal and Financial). In the letter, it was noted that the investigation file was transferred from the Assessment Investigation Officer to the District Attorney’s Office. The letter further states that the District Attorney’s Office has not yet made a decision regarding submission of an indictment against Orbotech; and that if after studying the case, a decision is made to consider prosecuting Orbotech, Orbotech will receive an additional letter, and within 30 days, Orbotech may present its arguments to the District Attorney’s Office as to why it should not be indicted. On October 27, 2019, we received a request for additional information from the District Attorney's Office. We will continue to monitor the progress of the District Attorney’s Office investigation, however, we cannot anticipate when the review of the case will be completed and what will be the results thereof. We intend to cooperate with the District Attorney’s Office to enable them to conclude their investigation.
NOTE 14 – LITIGATION AND OTHER LEGAL MATTERS
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
NOTE 15 – COMMITMENTS AND CONTINGENCIES
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2019	2018
Receivables sold under factoring agreements	$56,420	$61,540
Proceeds from sales of LCs	$9,929	$10,892

Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
Purchase Commitments. We maintain commitments to purchase inventory from our suppliers as well as goods, services, and other assets in the ordinary course of business. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our estimate of our significant purchase commitments for primarily material, services, supplies and asset purchases is approximately $643.5 million as of September 30, 2019, which are primarily due within the next 12 months.
Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

Cash Long-Term Incentive Plan. As of September 30, 2019, we have committed $176.0 million for future payment obligations under our Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date.
Guarantees and Contingencies. We maintain guarantee arrangements available through various financial institutions for up to $49.2 million, of which $43.0 million had been issued as of September 30, 2019, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe, Israel and Asia.
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
In October 2014, we entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The Rate Lock Agreements had a notional amount of $1.00 billion in aggregate which matured in the second quarter of the fiscal year ended June 30, 2015. The Rate Lock Agreements were terminated on the date of the pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and we recorded the fair value of $7.5 million as a gain within accumulated other comprehensive income (loss) (“OCI”) as of December 31, 2014. We recognized $0.2 million for each of the three months ended September 30, 2019 and 2018, for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. As of September 30, 2019, the unamortized portion of the fair value of the forward contracts for the Rate Lock Agreements was $3.8 million. For more details, refer to Note 16, “Derivative Instruments and Hedging Activities” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
During the fiscal year ended June 30, 2018, we entered into a series of forward contracts (the “2018 Rate Lock Agreements”) to lock the benchmark interest rate prior to expected debt issuances. The objective of the 2018 Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing on the notional amount being hedged. The 2018 Rate Lock Agreement had a notional amount of $500.0 million in aggregate, which matured and terminated in the third quarter of fiscal year ending June 30, 2019 and we recorded the fair value of $13.6 million as a loss within OCI. We recognized $0.3 million amortization of the loss recognized in accumulated OCI, which increased the interest expense for the three months ended September 30, 2019. As of September 30, 2019, the unamortized portion of the fair value of the 2018 Rate Lock Agreements was $13.0 million.
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

	Three Months Ended
	September 30,
(In thousands)	2019	2018
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts:
Amounts included in the assessment of effectiveness	$(740)	$13,794
Amounts excluded from the assessment of effectiveness	$(2)	$—
The locations and amounts of designated and non-designated derivative’s gains and losses reported in the Condensed Consolidated Statements of Operations for the indicated periods were as follows:

	Three Months Ended September 30,				Three Months Ended September 30,
	2019				2018
(In thousands)	Revenue	Cost of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenue	Cost of Revenues	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statement of Operations in which the effects of cash flow hedges are recorded	$1,413,414	$1,003,166	$40,350	$(1,618)	$1,093,260	$381,387	$26,362	$(10,025)
Gains (losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from accumulated OCI to earnings	$—	$—	$(99)	$—	$—	$—	$—	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from accumulated OCI to earnings	$475	$(1,801)	$—	$—	$983	$(134)	$188	$—
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	$(102)	$—	$—	$—	$—	$—	$—	$—
Amount excluded from the assessment of effectiveness	$—	$—	$—	$—	$—	$—	$—	$229
Gains (losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$2,325	$—	$—	$—	$3,763
The U.S. dollar equivalent of all outstanding notional amounts of foreign currency hedge contracts, with maximum remaining maturities of approximately ten months as of the dates indicated below were as follows:

(In thousands)	As of September 30, 2019	As of June 30, 2019
Cash flow hedge contracts - foreign currency
Purchase	$26,488	$31,108
Sell	$117,761	$113,226
Other foreign currency hedge contracts
Purchase	$228,271	$257,614
Sell	$280,226	$273,061

The locations and fair value of our derivatives reported in our Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of September 30, 2019	As of June 30, 2019	Balance Sheet Location	As of September 30, 2019	As of June 30, 2019
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	608	397	Other current liabilities	824	2,097
Total derivatives designated as hedging instruments		608	397		824	2,097
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	3,000	2,160	Other current liabilities	1,845	1,237
Total derivatives not designated as hedging instruments		3,000	2,160		1,845	1,237
Total derivatives		$3,608	$2,557		$2,669	$3,334

The changes in OCI, before taxes, related to derivatives for the indicated periods were as follows:

	Three Months Ended September 30,
(In thousands)	2019	2018
Beginning balance	$(10,791)	$2,346
Amount reclassified to earnings	1,527	(1,037)
Net change in unrealized gains or losses	(742)	13,794
Ending balance	$(10,006)	$15,103

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

As of September 30, 2019				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$3,608	$—	$3,608	$(2,027)	$—	$1,581
Derivatives - Liabilities	$(2,669)	$—	$(2,669)	$2,027	$—	$(642)

As of June 30, 2019				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$2,557	$—	$2,557	$(1,397)	$—	$1,160
Derivatives - Liabilities	$(3,334)	$—	$(3,334)	$1,397	$—	$(1,937)

NOTE 17– RELATED PARTY TRANSACTIONS
During the three months ended September 30, 2019 and 2018, we purchased from, or sold to, several entities, where one or more of our executive officers or members of our Board of Directors, or their immediate family members, were, during the periods presented, an executive officer or a board member of a subsidiary, including Anaplan, Inc. Citrix Systems, Inc., Keysight Technologies, Inc., and NetApp, Inc. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three Months Ended September 30,
(In thousands)	2019	2018
Total revenues	$1,041	$2
Total purchases	$465	$603

Our receivable balances from these parties were $1.8 million at September 30, 2019 and immaterial as of June 30, 2019. Our payable balances from these parties were immaterial at September 30, 2019 and June 30, 2019.
NOTE 18 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION
ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer.
We have four reportable segments: Semiconductor Process Control; Specialty Semiconductor Process; PCB, Display and Component Inspection; and Other. The reportable segments are determined based on several factors including, but not limited to, customer base, homogeneity of products, technology, delivery channels and similar economic characteristics.
Semiconductor Process Control
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
The CODM assesses the performance of each operating segment and allocates resources to those segments based on total revenue and segment gross margin and does not evaluate the segments using discrete asset information. Segment gross margin excludes corporate allocations and effects of foreign exchange rates, amortization of intangible assets, amortization of inventory fair value adjustments, and transaction costs associated with our acquisitions related to costs of revenues.

The following is a summary of results for each of our four reportable segments for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2019	2018
Semiconductor Process Control:
Revenue	$1,163,632	$1,069,959
Segment gross margin	$742,342	$702,231
Specialty Semiconductor Process:
Revenue	$69,139	$—
Segment gross margin	$38,164	$—
PCB, Display and Component Inspection:
Revenue	$178,552	$23,615
Segment gross margin	$76,068	$10,533
Other:
Revenue	$2,231	$—
Segment gross margin	$653	$—
Totals:
Revenue	$1,413,554	$1,093,574
Segment gross margin	$857,227	$712,764

The following table reconciles total reportable segment revenue to total revenue for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2019	2018
Total revenue for reportable segments	$1,413,554	$1,093,574
Corporate allocations and effects of foreign exchange rates	(140)	(314)
Total revenue	$1,413,414	$1,093,260

The following table reconciles total segment gross margin to total income before income taxes for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2019	2018
Total segment gross margin	$857,227	$712,764
Acquisition-related charges, corporate allocations, and effects of foreign exchange rates(1)	48,054	891
Research and development	210,580	153,530
Selling, general and administrative	188,345	114,438
Interest expense	40,350	26,362
Other expense (income), net	(1,618)	(10,025)
Income before income taxes	$371,516	$427,568
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

The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended September 30,
	2019		2018
Revenues:
Taiwan	$386,729	27%	$254,437	23%
China	345,856	24%	340,134	31%
Japan	206,211	15%	135,578	12%
Korea	197,450	14%	153,501	14%
North America	181,983	13%	102,129	9%
Europe and Israel	59,383	4%	71,669	7%
Rest of Asia	35,802	3%	35,812	4%
Total	$1,413,414	100%	$1,093,260	100%

The following is a summary of revenues by major products for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended September 30,
	2019		2018
Revenues:
Wafer Inspection	$448,274	32%	$447,292	41%
Patterning	382,658	27%	304,001	28%
Specialty Semiconductor Process	56,870	4%	—	—%
PCB, Display and Component Inspection	120,360	9%	20,835	2%
Services	355,439	25%	264,033	24%
Other	49,813	3%	57,099	5%
Total	$1,413,414	100%	$1,093,260	100%

Wafer Inspection, and Patterning products are offered in Semiconductor Process Control segment. Services are offered in multiple segments. Other includes primarily refurbished systems, remanufactured legacy systems, and enhancements and upgrades for previous-generation products which are part of Semiconductor Process Control segment.

In the three months ended September 30, 2019, two customers accounted for approximately 17% and 12% of total revenues. In the three months ended September 30, 2018, two customers accounted for approximately 15% and 10% of total revenues. One customer on an individual basis accounted for greater than 10% of net accounts receivables at September 30, 2019 and June 30, 2019.
Land, property and equipment, net by geographic region as of the dates indicated below were as follows:

(In thousands)	As of September 30, 2019	As of June 30, 2019
Land, property and equipment, net:
United States	$279,293	$253,255
Singapore	52,778	49,523
Israel	63,250	66,082
Europe	61,302	62,027
Rest of Asia	18,587	17,912
Total	$475,210	$448,799

NOTE 19 – RESTRUCTURING CHARGES
In September 2019, management approved a plan to streamline our organization and business processes that included the reduction of workforce, which is expected to be completed in the second half of our fiscal year 2021, primarily in our PCB, Display and Component Inspection segment, and a potential disposition of our solar energy business in our Other segment. Restructuring charges were immaterial for the three months ended September 30, 2019. Proceeds from disposition of our solar energy business are not expected to be material.
We expect to incur additional restructuring charges, including additional severance costs and other related costs in future periods in connection with the completion of our workforce reduction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, forecasts of the future results of our operations, including profitability; orders for our products and capital equipment generally; sales of semiconductors; the investments by our customers in advanced technologies and new materials; the allocation of capital spending by our customers (and, in particular, the percentage of spending that our customers allocate to process control); growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of backlog; our future product shipments and product and service revenues; our future gross margins; our future research and development expenses and selling, general and administrative expenses; our ability to successfully maintain cost discipline; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future effective income tax rate; our recognition of tax benefits; the effects of any audits or litigation; future payments of dividends to our stockholders; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments, cash generated from operations and the unfunded portion of our revolving line of credit under a Credit Agreement (the “Credit Agreement”) to meet our operating and working capital requirements, including debt service and payment thereof; future dividends, and stock repurchases; our compliance with the financial covenants under the Credit Agreement; the adoption of new accounting pronouncements including ASC 842 and ASC 606; the tax liabilities resulting from the enactment of the Tax Cuts and Jobs Act; and our repayment of our outstanding indebtedness.
Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors” in this report as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2019, filed with the Securities and Exchange Commission on August 16, 2019. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation and do not intend to update the forward-looking statements in this report after the date hereof.
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

Additionally, current trends in smart mobile devices, 5G connectivity, automotive electronics, smart vehicles, flexible displays, AR / VR and wearable devices, high-performance computing, large size televisions and the IoT are expected to drive the need for production, inspection, test and repair solutions that are able to address the cutting-edge technology embedded in these types of electronic products.

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
Our view of the current wafer fab equipment demand climate is aligned with consensus industry analyst expectations for the calendar year 2019, which reflects a decline in capital equipment spending by memory customers. In contrast to the memory business, capital equipment spending by foundry and logic customers at the leading edge are accelerating their ramp. We have already seen our mix of business begin to shift toward increased purchases by logic and foundry customers as a percentage of total sales, and we expect spending from these customers to continue to remain strong. Because of a more diversified semiconductor device-end demand, and disciplined capacity planning by wafer fab equipment customers, we believe the long-term growth dynamics for the industry remain strong. While manufacturers of PCBs, FPDs, SDs and other electronic components create different products for diverse end-markets, they share similar production challenges in an increasingly competitive environment.
The following table sets forth some of our key quarterly unaudited financial information(1)(2):

(In thousands, except net income per share)	Three Months Ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Total revenues	$1,413,414	$1,258,435	$1,097,311	$1,119,898	$1,093,260
Gross margin	$809,173	$665,650	$610,366	$711,638	$711,873
Net income attributable to KLA	$346,525	$217,845	$192,728	$369,100	$395,944
Diluted net income per share attributable to KLA(3)	$2.16	$1.35	$1.23	$2.42	$2.54
__________________

(1)	On July 1, 2018, we adopted ASC 606 using the modified retrospective transition approach. Results for reporting periods beginning after June 30, 2018 are presented under ASC 606.

(2)
On February 20, 2019, we completed the acquisition of Orbotech for total consideration of approximately $3.26 billion. The operating results of Orbotech have been included in our Condensed Consolidated Financial Statements from the Acquisition Date. For additional details, refer to Note 6 “Business Combinations” to our Condensed Consolidated Financial Statements.

(3)
Diluted net income per share are computed independently for each of the quarters presented based on the weighted-average fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly diluted net income per share information may not equal annual (or other multiple-quarter calculations of) diluted net income per share.

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
We updated our accounting policies for Leases. There have been no other material changes in our critical accounting estimates and policies since our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Refer to Note 1 “Basis of Presentation” to the Condensed Consolidated Financial Statements for additional details. In addition, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2019 for a more complete discussion of our critical accounting policies and estimates.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including those recently adopted and the expected dates of adoption as well as estimated effects, if any, on our Condensed Consolidated Financial Statements of those not yet adopted, see Note 1, “Basis of Presentation” to the Condensed Consolidated Financial Statements for additional details.
RESULTS OF OPERATIONS
Revenues and Gross Margin

	Three months ended
(Dollar amounts in thousands)	September 30, 2019	September 30, 2018	Q1 FY20 vs. Q1 FY19
Revenues:
Product	$1,057,975	$829,227	$228,748	28%
Service	355,439	264,033	91,406	35%
Total revenues	$1,413,414	$1,093,260	$320,154	29%
Costs of revenues	$604,241	$381,387	$222,854	58%
Gross margin percentage	57%	65%
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
Product revenues increased during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, primarily due to a strong demand from our customers in the patterning business, $157.6 million in product revenue from our Orbotech business which was acquired in February of 2019, partially offset by a lower products shipments to customers in the memory business.
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
Service revenues increased during the comparative periods presented primarily due to $68.1 million from our Orbotech business which was acquired in February of 2019, and an increase in the number of systems installed at our customers' site.

Revenues by segment(1)

	Three months ended
(Dollar amounts in thousands)	September 30, 2019	September 30, 2018	Q1 FY20 vs. Q1 FY19
Revenues:
Semiconductor Process Control	$1,163,632	$1,069,959	$93,673	9%
Specialty Semiconductor Process	69,139	—	69,139	(3)
PCB, Display and Component Inspection(2)	178,552	23,615	154,937	(3)
Other	2,231	—	2,231	(3)
Total revenues	$1,413,554	$1,093,574	$319,980	(3)
__________

(1)
Segment revenues exclude corporate allocations and the effects of foreign exchange rates. For additional details, refer to Note 18, “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements.

(2)	Segment revenues for the three months ended September 30, 2018 include the component inspection business only.

(3)	No meaningful comparative information exists for the three months ended September 30, 2018.

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Revenue from our Semiconductor Process Control segment increased by 9% primarily due to a strong demand from our customers in the patterning business, and growth in service revenues. The increase in revenues from Specialty Semiconductor Process, PCB, Display and Component Inspection and Other segments primarily relates to the Orbotech business, which was acquired in February of 2019.
Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

	Three months ended
(Dollar amounts in thousands)	September 30, 2019		September 30, 2018
Taiwan	$386,729	27%	$254,437	23%
China	345,856	24%	340,134	31%
Korea	197,450	14%	153,501	14%
North America	181,983	13%	102,129	9%
Japan	206,211	15%	135,578	12%
Europe and Israel	59,383	4%	71,669	7%
Rest of Asia	35,802	3%	35,812	4%
Total	$1,413,414	100%	$1,093,260	100%
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

The following table summarizes the major factors that contributed to the changes in gross margin percentage:

Gross Margin Percentage
Three months ended
September 30, 2018	65.1%
Revenue volume of products and services	0.4%
Mix of products and services sold	(2.6)%
Manufacturing labor, overhead and efficiencies	(2.4)%
Other service and manufacturing costs	(0.1)%
Impact from Orbotech business	(3.2)%
September 30, 2019	57.2%
Changes in gross margin percentage, which are driven by the revenue volume of products and services, reflect our ability to leverage existing infrastructure to generate higher revenues. It also includes average customer pricing, customer revenue deferrals associated with volume purchase agreements, and the effect of fluctuations in foreign exchange rates. Changes in gross margin percentage from the mix of products and services sold, reflect the impact of changes within the composition of product and service offerings, and amortization of inventory fair value adjustments from business combinations. Changes in gross margin percentage from manufacturing labor, overhead and efficiencies reflect our ability to manage costs and drive productivity as we scale our manufacturing activity to respond to customer requirements, and amortization of intangible assets. Changes in gross margin percentage from other service and manufacturing costs include the impact of customer support costs, including the efficiencies with which we deliver services to our customers, and the effectiveness with which we manage our production plans and inventory risk.
The decrease in our gross margin during the comparative periods presented is primarily attributable to the impact from our acquired Orbotech business which had lower product gross margins, an increase in service and manufacturing costs, and an unfavorable mix of products and services sold from our Semiconductor Process Control business.
Segment gross margin(1)

	Three months ended
(Dollar amounts in thousands)	September 30, 2019	September 30, 2018	Q1 FY20 vs. Q1 FY19
Segment gross margin:
Semiconductor Process Control	$742,342	$702,231	$40,111	6%
Specialty Semiconductor Process	38,164	—	38,164	(3)
PCB, Display and Component Inspection(2)	76,068	10,533	65,535	(3)
Other	653	—	653	(3)
	$857,227	$712,764	$144,463	(3)
_________________

(1)
Segment gross margin is calculated as segment revenues less segment cost of revenues and excludes corporate allocations, amortization of intangible assets, inventory fair value adjustments, acquisition related costs, and the effects of foreign exchange rates. For additional details, refer to Note 18, “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements.

(2)	Segment gross margin in the three months ended September 30, 2018 included the component inspection business only.

(3)	No meaningful comparative information exists for the three months ended September 30, 2018.

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Semiconductor Process Control segment gross margin increased primarily due to a higher revenue volume of products and services sold.

Segment gross margins of Specialty Semiconductor Process, PCB, Display and Component Inspection and Other segments primarily relate to the Orbotech business, which was acquired in February 2019.

Research and Development (“R&D”)

(Dollar amounts in thousands)	Three months ended
	September 30, 2019	September 30, 2018	Q1 FY20 vs. Q1 FY19
R&D expenses	$210,580	$153,530	$57,050	37%
R&D expenses as a percentage of total revenues	15%	14%
R&D expenses may fluctuate with product development phases and project timing as well as our R&D efforts. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs, and other expenses.
R&D expenses during the three months ended September 30, 2019 increased compared to the three months ended September 30, 2018, primarily due to an increase in employee-related expenses of $15.1 million as a result of additional engineering headcount and higher variable compensation, and $38.6 million expenses from the Orbotech business.
Our future operating results will depend significantly on our ability to produce products and provide services that have a competitive advantage in our marketplace. To do this, we believe that we must continue to make substantial and focused investments in our research and development. We remain committed to product development in new and emerging technologies.
Selling, General and Administrative (“SG&A”)

	Three months ended
(Dollar amounts in thousands)	September 30, 2019	September 30, 2018	Q1 FY20 vs. Q1 FY19
SG&A expenses	$188,345	$114,438	$73,907	65%
SG&A expenses as a percentage of total revenues	13%	10%
SG&A expenses during the three months ended September 30, 2019 increased compared to the three months ended September 30, 2018, primarily due to an increase in employee-related expenses of $17.2 million as a result of additional headcount, higher employee benefit costs and higher variable compensation, an increase of $53.8 million in expenses from the Orbotech business which includes $19.3 million of amortization expense for purchased intangible assets, partially offset by a $3.0 million decrease in acquisition-related expenses.
Restructuring Charges

In September 2019, management approved a plan to streamline our organization and business processes that included the reduction of workforce, which is expected to be completed in the second half of our fiscal year 2021, and a potential disposition of our solar energy business. Restructuring charges were immaterial for the three months ended September 30, 2019.

We expect to incur additional restructuring charges in future periods in connection with the completion of our workforce reduction. Proceeds from disposition of our solar energy business is not expected to be material. For additional information refer to Note 19, “Restructuring Charges” of the Condensed Consolidated Financial Statements.

Interest Expense and Other Expense (Income), Net

(Dollar amounts in thousands)	Three months ended
	September 30, 2019	September 30, 2018
Interest expense	$40,350	$26,362
Other expense (income), net	$(1,618)	$(10,025)
Interest expense as a percentage of total revenues	3%	2%
Other expense (income), net as a percentage of total revenues	—%	1%
The increase in interest expense during the three months ended September 30, 2019 compared to the three months ended September 30, 2018, is primarily due to interest on the $1.20 billion Senior Notes issued in March 2019.

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
The decrease in other expense (income), net during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to an decrease in interest income of $4.5 million, a higher net foreign currency revaluation loss of $3.7 million and an impairment charge on an investment in a privately-held company of $1.4 million.
Provision for Income Taxes
The following table provides details of income taxes:

	Three Months Ended September 30,
(Dollar amounts in thousands)	2019	2018
Income before income taxes	$371,516	$427,568
Provision for income taxes	$25,120	$31,624
Effective tax rate	6.8%	7.4%
Tax expense was lower as a percentage of income before taxes during the three months ended September 30, 2019 compared to the three months ended September 30, 2018 primarily due to the impact of the following items:

•	Tax expense decreased by $10.8 million during the three months ended September 30, 2019 relating to a decrease in our unrecognized tax benefits as a result of an audit settlement;

•
Tax expense decreased by $5.5 million during the three months ended September 30, 2019 relating to an increase in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate; partially offset by

•	Tax expense decreased by $19.8 million during the three months ended September 30, 2018 relating to the one-time transition tax liability.
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
In the normal course of business, we are subject to examination by tax authorities throughout the world. We completed the U.S. federal income tax examination for the fiscal year ended June 30, 2016 and are subject to U.S, federal income tax examinations for all years beginning from the fiscal year ended June 30, 2017. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2015. We are also subject to examinations in other major foreign jurisdictions, including Singapore and Israel, for all years beginning from the calendar year ended December 31, 2012. We are under audit in Germany related to Orbotech for the years ended December 31, 2013 to December 31, 2015. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material adverse effect on our results of operations or cash flows in the period or periods for which that determination is made.
In May 2017, Orbotech received an assessment from the Israel Tax Authority (“ITA”) with respect to its fiscal years 2012 through 2014 (the “Assessment”, and the “Audit Period”, respectively), for an aggregate amount of tax, after offsetting all NOLs available through the end of 2014, of approximately NIS 229 million (equivalent to approximately $66 million which includes related interest and linkage differentials to the Israeli consumer price index as of date of the issuance of the Tax Decrees, as defined below).
On August 31, 2018, Orbotech filed an objection in respect of the tax assessment (the “Objection”). The ITA completed the second stage of the audit, in which the claims Orbotech raised in the Objection were examined by different personnel at the ITA. In addition, the ITA examined additional items during this second stage of the audit. As Orbotech and the ITA did not reach an agreement during the second stage, the ITA issued Tax Decrees to Orbotech on August 28, 2019 (“Tax Decrees”) for an aggregate amount of tax, after offsetting all NOLs available through the end of 2014, of approximately NIS 257 million

(equivalent to approximately $74 million which includes related interest and linkage differentials to the Israeli consumer price index as of the date of the issuance of the Tax Decrees). These Tax Decrees replaced the Assessment. We believe that our recorded unrecognized tax benefits are sufficient to cover the resolution of these Tax Decrees.
Orbotech filed a notice of appeal with respect to the above Tax Decrees with the District Court of Tel Aviv on September 26, 2019. The ITA and Orbotech have agreed to extend the filing of the ITA's arguments in support of the Tax Decrees to February 28, 2020.  The ITA and Orbotech are continuing discussions in an effort to resolve this matter in a mutually agreeable manner.
In connection with the above, there is an ongoing criminal investigation in Israel against Orbotech, certain of its employees and its tax consultant. On April 11, 2018, Orbotech received a “suspect notification letter” (dated March 28, 2018) from the Tel Aviv District Attorney’s Office (Fiscal and Financial). In the letter, it was noted that the investigation file was transferred from the Assessment Investigation Officer to the District Attorney’s Office. The letter further states that the District Attorney’s Office has not yet made a decision regarding submission of an indictment against Orbotech; and that if after studying the case, a decision is made to consider prosecuting Orbotech, Orbotech will receive an additional letter, and within 30 days, Orbotech may present its arguments to the District Attorney’s Office as to why it should not be indicted. On October 27, 2019, we received a request for additional information from the District Attorney's Office. We will continue to monitor the progress of the District Attorney's Office investigation, however, we cannot anticipate when the review of the case will be completed and what will be the results thereof. We intend to cooperate with the District Attorney’s Office to enable them to conclude their investigation.

Liquidity and Capital Resources

(Dollar amounts in thousands)	As of September 30, 2019	As of June 30, 2019
Cash and cash equivalents	$988,348	$1,015,994
Marketable securities	763,174	723,391
Total cash, cash equivalents and marketable securities	$1,751,522	$1,739,385
Percentage of total assets	19%	19%

	Three months ended September 30,
(In thousands)	2019	2018
Cash flows:
Net cash provided by operating activities	$496,245	$381,405
Net cash (used in) provided by investing activities	(146,693)	314,871
Net cash used in financing activities	(373,613)	(449,692)
Effect of exchange rate changes on cash and cash equivalents	(3,585)	(1,452)
Net (decrease) increase in cash and cash equivalents	$(27,646)	$245,132
Cash and Cash Equivalents and Marketable Securities:
As of September 30, 2019, our cash, cash equivalents and marketable securities totaled $1.75 billion, which represents an increase of $12.1 million from June 30, 2019. The increase is mainly due to cash provided by operating activities, partially offset by $78.5 million paid to fund business acquisitions, stock repurchases of $228.5 million, and cash used for payment of dividends and dividend equivalents of $121.6 million.
As of September 30, 2019, $691.7 million of our $1.75 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to indefinitely reinvest $427.8 million of the cash, cash equivalents and marketable securities held by our foreign subsidiaries for which we assert that earnings are permanently reinvested. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay state and foreign taxes of approximately 1%-22% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued state and foreign tax on the remaining cash of $263.9 million of the $691.7 million held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.

Cash Dividends:
During the three months ended September 30, 2019, our Board of Directors declared a regular quarterly cash dividend of $0.75 per share on our outstanding common stock, which was paid on September 3, 2019 to our stockholders of record as of the close of business on August 15, 2019. During the same period in fiscal year 2018, our Board of Directors declared and paid a regular quarterly cash dividend of $0.75 per share on our outstanding common stock. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended September 30, 2019 and 2018 was $121.6 million and $119.9 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested restricted stock units (RSUs) with dividend equivalent rights as of September 30, 2019 and June 30, 2019 was $6.4 million and $7.3 million, respectively. These amounts will be paid upon vesting of the underlying unvested RSU as described in Note 10, “Equity, Long-term Incentive Compensation Plans and Non-Controlling Interest” to the Condensed Consolidated Financial Statements.
Stock Repurchases:
The shares repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the three months ended September 30, 2019 and 2018. The stock repurchase program is intended, in part, to offset shares issued in connection with the purchases under our Employee Stock Purchase Plan (“ESPP”) program and the vesting of employee restricted stock units.
Cash Flows from Operating Activities:
We have historically financed our liquidity requirements through cash generated from our operations. Net cash provided by operating activities during the three months ended September 30, 2019 increased by $114.8 million compared to the three months ended September 30, 2018 primarily as a result of the following factors:

•	An increase in collections of approximately $324.0 million mainly driven by higher shipments and inclusion of Orbotech during the three months ended September 30, 2019;

•	Lower VAT and other tax payments of approximately $15.0 million; partially offset by

•	An increase in accounts payable payments of approximately $105.0 million mainly due to the inclusion of Orbotech during the three months ended September 30, 2019;

•	An increase in employee related payments of approximately $84.0 million mainly due to the inclusion of Orbotech during the three months ended September 30, 2019;

•	An increase of debt interest payments of approximately $26.0 million related to Senior Notes issued in March 2019 for the Orbotech acquisition; and

•	A decrease in interest income of approximately $4.0 million mainly due to lower cash and investment balances.
Cash Flows from Investing Activities:
Net cash used in investing activities during the three months ended September 30, 2019 was $146.7 million compared to cash provided by investing activities of $314.9 million during the three months ended September 30, 2018. This change was mainly due to lower net sales and maturities of marketable securities of $385.6 million, and an increase in cash paid for business acquisitions of $66.7 million.
Cash Flows from Financing Activities:
Net cash used in financing activities during the three months ended September 30, 2019 was $373.6 million compared to cash used in financing activities of $449.7 million during the three months ended September 30, 2018. This change was mainly due to a decrease in cash used for common stock repurchases of $71.5 million during the three months ended September 30, 2019.
Senior Notes:
In March 2019 and November 2014, we issued $1.20 billion and $2.50 billion, respectively (each a “2019 Senior Notes”, a “2014 Senior Notes”, and collectively the “Senior Notes”), aggregate principal amount of senior, unsecured long-term notes.

The interest rate specified for each series of the 2014 Senior Notes will be subject to adjustments from time to time if Moody’s Investor Service, Inc. (“Moody’s”) or Standard & Poor’s Ratings Services (“S&P”) or, under certain circumstances, a substitute rating agency selected by us as a replacement for Moody’s or S&P, as the case may be (a “Substitute Rating Agency”), downgrades (or subsequently upgrades) its rating assigned to the respective series of the 2014 Senior Notes such that the adjusted rating is below investment grade. Unlike the 2014 Senior Notes, the interest rate for each series of the 2019 Senior Notes will not be subject to such adjustments. During the fiscal year ended June 30, 2018, we entered into a series of forward contracts (the “2018 Rate Lock Agreements”) to lock the benchmark interest rate with notional amount of $500.0 million in aggregate. In October 2014, we entered into a series of forward contracts to lock the 10-year treasury rate (“benchmark rate”) on a portion of the 2014 Senior Notes with a notional amount of $1.00 billion in aggregate. For additional details, refer to Note 16, “Derivative Instruments and Hedging Activities” of this report, and Note 8 “Debt” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
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
As of September 30, 2019, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
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
Borrowings under the Revolving Credit Facility will bear interest, at our option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to 175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to our credit rating. As of September 30, 2019, we pay an annual commitment fee of 12.5 bps on the daily undrawn balance of the Revolving Credit Facility.
The Revolving Credit Facility requires us to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, we are required to maintain the maximum leverage ratio as described in the Credit Agreement, on a quarterly basis of 3.00 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of September 30, 2019, our maximum allowed leverage ratio was 4.00 to 1.00 following the Orbotech Acquisition.

We were in compliance with all covenants under the Credit Agreement as of September 30, 2019 (the interest expense coverage ratio was 13.14 to 1.00 and the leverage ratio was 1.8 to 1.00) and had no outstanding borrowings under the unfunded Revolving Credit Facility. Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2020.
Contractual Obligations:
There have been no material changes outside the ordinary course of business to our contractual obligations as disclosed on our Annual Report Form 10-K for the fiscal year ended June 30, 2019. For additional details regarding our contractual obligations, refer to our Annual Report Form 10-K for the fiscal year ended June 30, 2019. For additional details regarding our commitments, refer to Note 15, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements.
Working Capital:
Working capital was $2.41 billion as of September 30, 2019, which represents a decrease of $134.3 million compared to our working capital of $2.55 billion as of June 30, 2019. As of September 30, 2019, our principal sources of liquidity consisted of $1.75 billion of cash, cash equivalents and marketable securities. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions, and other factors such as uncertainty in the global and regional economies and the semiconductor, semiconductor related and electronic device industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and our $1.00 billion Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.
Our credit ratings as of September 30, 2019 are summarized below:

Rating Agency	Rating
Fitch	BBB+
Moody’s	Baa1
Standard & Poor’s	BBB
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, material acquisitions and changes in our business strategy.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial position, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 15 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements for information related to indemnification obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analysis performed on our financial position as of September 30, 2019. Actual results may differ materially.
As of September 30, 2019, we had an investment portfolio of fixed income securities of $769.2 million. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of September 30, 2019, the fair value of the portfolio would have declined by $5.4 million.
In March 2019 and November 2014, we issued $1.20 billion and $2.50 billion, respectively, (each, a “2019 Senior Notes”, a “2014 Senior Notes”, and collectively the “Senior Notes”) aggregate principal amount of fixed rate senior, unsecured long-term notes. The fair market value of long-term fixed interest rate notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as interest rates fall and decrease as interest rates rise. As of September 30, 2019, the fair value and the book value of our Senior Notes were $3.82 billion and $3.45 billion, respectively, due in various fiscal years ranging from 2020 to 2049. Additionally, the interest expense for the 2014 Senior Notes is subject to interest rate adjustments following a downgrade of our credit ratings below investment grade by the credit rating agencies. Following a rating change below investment grade, the stated interest rate for each series of the 2014 Senior Notes may increase between 25 bps to 100 bps based on the adjusted credit rating. Refer to Note 8, “Debt,” to the Condensed Consolidated Financial Statements in Part I, Item 1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2 for additional details. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor, semiconductor related, and electronic industries, our financial position, and changes in our business strategy. As of September 30, 2019, if our credit rating was downgraded below investment grade by Moody’s and S&P, the maximum potential increase to our annual interest expense on the 2014 Senior Notes, considering a 200 bps increase to the stated interest rate for each series of our 2014 Senior Notes, is estimated to be approximately $40.4 million. Unlike the 2014 Senior Notes, the interest rate for each series of the 2019 Senior Notes will not be subject to such adjustments.

In November 2017, we entered into a Credit Agreement (the “Credit Agreement”) for a $750.0 million five-year unsecured Revolving Credit Facility (the “Revolving Credit Facility”), which replaced our prior Credit Agreement. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased in an amount up to $250.0 million in the aggregate. In November 2018, we entered into an Incremental Facility, Extension and Amendment Agreement (the “Amendment”), which amends the Credit Agreement to (a) extend the Maturity Date (the “Maturity Date”) from November 30, 2022 to November 30, 2023, (b) increase the total commitment by $250.0 million and (c) effect certain other amendments to the Credit Agreement as set forth in the Amendment. After giving effect to the Amendment, the total commitments under the Credit Agreement are $1.00 billion. As of September 30, 2019, we do not have any outstanding floating rate debts that are subject to an increase in interest rates. We are obligated to pay an annual commitment fee of 12.5 bps on the daily undrawn balance of the Revolving Credit Facility which is subject to an adjustment in conjunction with our credit rating downgrades or upgrades. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the Revolving Credit Facility, depending upon the then effective credit rating. As of September 30, 2019, if our credit ratings were downgraded to be below investment grade, the maximum potential increase to our annual commitment fee for the Revolving Credit Facility, using the highest range of the ranges discussed above, is estimated to be approximately $0.8 million.

See Note 5, “Marketable Securities,” to the Condensed Consolidated Financial Statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio that we held as of September 30, 2019.
As of September 30, 2019, we had net forward and option contracts to sell $143.2 million in foreign currency in order to hedge certain currency exposures (see Note 16, “Derivative Instruments and Hedging Activities,” to the Condensed Consolidated Financial Statements for additional details). If we had entered into these contracts on September 30, 2019, the U.S. dollar equivalent would have been $142.3 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $41.8 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our results of operations or cash flows.

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
Limitations on the Effectiveness of Controls
Our management, including our CEO and CFO, does not expect that our Disclosure Controls or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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
The information set forth above under Note 14, “Litigation and Other Legal Matters,” to the Condensed Consolidated Financial Statements in Item 1 of Part 1 is incorporated herein by reference.

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
We have a leveraged capital structure.
As of September 30, 2019, we had $3.45 billion aggregate principal amount of senior, unsecured long-term notes. Additionally, we have commitments for an unfunded Revolving Credit Facility of $1.00 billion under the Credit Agreement. We may incur additional indebtedness in the future by accessing the unfunded portion of our Revolving Credit Facility and/or entering into new financing arrangements. For example, at the same time we announced our intention to acquire Orbotech, we also announced a new stock repurchase program authorizing the repurchase up to $2.00 billion of our common stock, a large portion of which would be financed with new indebtedness. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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

•
receiving prepayments for certain of our products and services sold in certain jurisdictions.  These prepayments increase our cash flows for the quarter in which they are received.  If our practice of requiring prepayments in those jurisdictions changes or deteriorates, our cash flows would be harmed.

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
We have significant manufacturing operations in the United States, Singapore, Israel, Germany, United Kingdom, Italy and China. In addition, our business is international in nature, with our sales, service and administrative personnel and our customers located in numerous countries throughout the world. Operations at our manufacturing facilities and our assembly subcontractors, as well as our other operations and those of our customers, are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, health epidemics, fire, earthquake, volcanic eruptions, energy shortages, flooding or other natural disasters. Such disruption could cause delays in, among other things, shipments of products to our customers, our ability to perform services requested by our customers, or the installation and acceptance of our products at customer sites. We cannot provide any assurance that alternate means of conducting our operations (whether through alternate production capacity or service providers or otherwise) would be available if a major disruption were to occur or that, if such alternate means were available, they could be obtained on favorable terms.
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
New accounting standards and taxation rules and varying interpretations of accounting pronouncements and taxation rules have occurred and will continue to occur in the future. Changes to (or revised interpretations or applications of) existing accounting standards or tax rules or the questioning of current or past practices may adversely affect our reported financial results or the way we conduct our business. For example, in the quarter ended September 30, 2019, we adopted the FASB accounting standard update and amended our accounting for leases. Adoption of new standards may require changes to our processes, accounting systems, and internal controls. Difficulties encountered during adoption could result in internal control deficiencies or delay the reporting of our financial results. In addition, the passing of the Act in December 2017 caused us to significantly increase our provision for income taxes, which had a material adverse effect on our net income for the fiscal year ended June 30, 2018. Further interpretations of the Act from the government and regulatory organizations may change our tax expense provided for our transitional tax liability and deferred tax adjustments as well as our provision liability or accounting treatment of the provisional liability which may potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2019 to July 31, 2019	689,499	$127.63	689,499	$770,694,435
August 1, 2019 to August 30, 2019	570,047	$137.71	570,047	$692,196,039
September 3, 2019 to September 30, 2019	399,684	$155.12	399,684	$1,630,197,966
Total	1,659,230	$137.71	1,659,230
__________________

(1)
The stock repurchase program was announced on March 19, 2018, with an approved dollar amount of $2 billion. An additional $1 billion was authorized and announced on September 17, 2019. The program has no expiration date and may be suspended at any time. Future repurchases of our common stock under our repurchase program may be effected through various different repurchase transaction structures, including isolated open market transactions or systematic repurchase plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

3.1	Restated Certificate of Incorporation	10-K	000-09992	3.1	August 16, 2019

3.2	Amended and Restated Bylaws of the Company effective as of July 15, 2019	8-K	000-09992	3.2	July 16, 2019

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Denotes a management contract, plan or arrangement.
+ Confidential treatment has been requested as to a portion of this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA CORPORATION
(Registrant)

October 31, 2019	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

October 31, 2019	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 31, 2019	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)