Form 10-Q
period 2019-12-31
KLA CORP
filed 2020-02-05
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

As of January 17, 2020, there were 156,772,198 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KLA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	December 31, 2019	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$939,864	$1,015,994
Marketable securities	737,658	723,391
Accounts receivable, net	1,191,035	990,113
Inventories	1,251,400	1,262,500
Other current assets	257,486	323,077
Total current assets	4,377,443	4,315,075
Land, property and equipment, net	489,980	448,799
Goodwill	2,299,781	2,211,858
Deferred income taxes	213,255	206,141
Purchased intangible assets, net	1,492,450	1,560,670
Other non-current assets	377,811	265,973
Total assets	$9,250,720	$9,008,516
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$256,646	$202,416
Deferred system revenue	247,103	282,348
Deferred service revenue	204,284	206,669
Current portion of long-term debt	—	249,999
Other current liabilities	1,010,210	827,054
Total current liabilities	1,718,243	1,768,486
Non-current liabilities:
Long-term debt	3,399,877	3,173,383
Deferred tax liabilities	680,929	702,285
Deferred service revenue	99,969	98,772
Other non-current liabilities	663,732	587,897
Total liabilities	6,562,750	6,330,823
Commitments and contingencies (Note 14 and Note 15)
Stockholders’ equity:
Common stock and capital in excess of par value	2,017,521	2,017,312
Retained earnings	719,001	714,825
Accumulated other comprehensive income (loss)	(66,758)	(73,029)
Total KLA stockholders’ equity	2,669,764	2,659,108
Non-controlling interest in consolidated subsidiaries	18,206	18,585
Total stockholders’ equity	2,687,970	2,677,693
Total liabilities and stockholders’ equity	$9,250,720	$9,008,516

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except per share amounts)	2019	2018	2019	2018
Revenues:
Product	$1,144,550	$852,201	$2,202,525	$1,681,428
Service	364,903	267,697	720,342	531,730
Total revenues	1,509,453	1,119,898	2,922,867	2,213,158
Costs and expenses:
Costs of revenues	633,618	408,260	1,237,859	789,647
Research and development	220,751	165,903	431,331	319,433
Selling, general and administrative	192,253	112,462	380,598	226,900
Interest expense	40,472	26,538	80,822	52,900
Other expense (income), net	(2,568)	(9,228)	(4,186)	(19,253)
Income before income taxes	424,927	415,963	796,443	843,531
Provision for income taxes	44,622	46,863	69,742	78,487
Net income	380,305	369,100	726,701	765,044
Less: Net loss attributable to non-controlling interest	(250)	—	(379)	—
Net income attributable to KLA	$380,555	$369,100	$727,080	$765,044
Net income per share attributable to KLA
Basic	$2.42	$2.43	$4.60	$4.98
Diluted	$2.40	$2.42	$4.56	$4.96
Weighted-average number of shares:
Basic	157,290	152,148	157,994	153,684
Diluted	158,620	152,648	159,314	154,389

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2019	2018	2019	2018
Net income	$380,305	$369,100	$726,701	$765,044
Other comprehensive income (loss):
Currency translation adjustments:
Cumulative currency translation adjustments	2,844	(991)	406	(4,073)
Income tax (provision) benefit	(247)	—	146	—
Net change related to currency translation adjustments	2,597	(991)	552	(4,073)
Cash flow hedges:
Net unrealized gains (losses) arising during the period	2,290	(18,982)	1,548	(5,188)
Reclassification adjustments for net (gains) losses included in net income	125	(1,736)	1,652	(2,773)
Income tax (provision) benefit	(412)	4,475	(436)	1,180
Net change related to cash flow hedges	2,003	(16,243)	2,764	(6,781)
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	(51)	413	678	555
Available-for-sale securities:
Net unrealized gains (losses) arising during the period	616	2,649	1,799	4,759
Reclassification adjustments for net (gains) losses included in net income	82	469	86	950
Income tax (provision) benefit	(150)	(577)	392	(1,079)
Net change related to available-for-sale securities	548	2,541	2,277	4,630
Other comprehensive income (loss)	5,097	(14,280)	6,271	(5,669)
Less: Comprehensive loss attributable to non-controlling interest	(250)	—	(379)	—
Total comprehensive income attributable to KLA	$385,652	$354,820	$733,351	$759,375

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of June 30, 2019	159,475	$2,017,312	$714,825	$(73,029)	$2,659,108	$18,585	$2,677,693
Net income attributable to KLA	—	—	346,525	—	346,525	—	346,525
Other comprehensive income	—	—	—	1,174	1,174	—	1,174
Net loss attributable to non-controlling interest	—	—	—	—	—	(129)	(129)
Net issuance under employee stock plans	281	(23,423)	—	—	(23,423)	—	(23,423)
Repurchase of common stock	(1,659)	(20,988)	(207,508)	—	(228,496)	—	(228,496)
Cash dividends ($0.75 per share) and dividend equivalents declared	—	—	(120,669)	—	(120,669)	—	(120,669)
Stock-based compensation expense	—	26,944	—	—	26,944	—	26,944
Balance as of September 30, 2019	158,097	1,999,845	733,173	(71,855)	2,661,163	18,456	2,679,619
Net income attributable to KLA	—	—	380,555	—	380,555	—	380,555
Other comprehensive income	—	—	—	5,097	5,097	—	5,097
Net loss attributable to non-controlling interest	—	—	—	—	—	(250)	(250)
Net issuance under employee stock plans	442	12,262	—	—	12,262	—	12,262
Repurchase of common stock	(1,690)	(21,375)	(259,218)	—	(280,593)	—	(280,593)
Cash dividends ($0.85 per share) and dividend equivalents declared	—	—	(135,509)	—	(135,509)	—	(135,509)
Stock-based compensation expense	—	26,789	—	—	26,789	—	26,789
Balance as of December 31, 2019	156,849	$2,017,521	$719,001	$(66,758)	$2,669,764	$18,206	$2,687,970

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of June 30, 2018	156,048	$617,999	$1,056,445	$(53,933)	$1,620,511	$—	$1,620,511
Adoption of ASC 606	—	—	(21,215)	75	(21,140)	—	(21,140)
Reclassification of stranded tax effects	—	—	10,920	(10,920)	—	—	—
Balance as of July 1, 2018	156,048	617,999	1,046,150	(64,778)	1,599,371	—	1,599,371
Net income attributable to KLA	—	—	395,944	—	395,944	—	395,944
Other comprehensive income	—	—	—	8,611	8,611	—	8,611
Net issuance under employee stock plans	332	(26,961)	—	—	(26,961)	—	(26,961)
Repurchase of common stock	(2,781)	(11,010)	(296,777)	—	(307,787)	—	(307,787)
Cash dividends ($0.75 per share) and dividend equivalents declared	—	—	(117,947)	—	(117,947)	—	(117,947)
Stock-based compensation expense	—	16,138	—	—	16,138	—	16,138
Balance as of September 30, 2018	153,599	596,166	1,027,370	(56,167)	1,567,369	—	1,567,369
Net income attributable to KLA	—	—	369,100	—	369,100	—	369,100
Other comprehensive loss	—	—	—	(14,280)	(14,280)	—	(14,280)
Net issuance under employee stock plans	321	17,323	—	—	17,323	—	17,323
Repurchase of common stock	(2,556)	(9,919)	(232,482)	—	(242,401)	—	(242,401)
Cash dividends ($0.75 per share) and dividend equivalents declared	—	—	(115,184)	—	(115,184)	—	(115,184)
Stock-based compensation expense	—	15,695	—	—	15,695	—	15,695
Balance as of December 31, 2018	151,364	$619,265	$1,048,804	$(70,447)	$1,597,622	$—	$1,597,622

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
(In thousands)	2019	2018
Cash flows from operating activities:
Net income	$726,701	$765,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187,122	31,893
Loss (gains) on unrealized foreign exchange and other	7,344	4,790
Stock-based compensation expense	53,733	31,833
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	(201,896)	(19,790)
Inventories	(6,568)	(70,847)
Other assets	(5,372)	18,125
Accounts payable	54,143	(17,205)
Deferred system revenue	(35,245)	(99,533)
Deferred service revenue	(3,117)	(1,114)
Other liabilities	107,131	20,381
Net cash provided by operating activities	883,976	663,577
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(78,530)	(11,787)
Capital expenditures	(67,440)	(48,696)
Proceeds from disposition of non-marketable securities	1,086	—
Purchases of available-for-sale securities	(408,482)	(2,686)
Proceeds from sale of available-for-sale securities	35,736	198,608
Proceeds from maturity of available-for-sale securities	357,450	382,809
Purchases of trading securities	(21,873)	(32,100)
Proceeds from sale of trading securities	27,212	37,334
Net cash (used in) provided by investing activities	(154,841)	523,482
Cash flows from financing activities:
Proceeds from revolving credit facility	250,000	—
Repayment of debt	(275,000)	—
Common stock repurchases	(513,089)	(550,187)
Payment of dividends to stockholders	(256,332)	(237,319)
Issuance of common stock	24,613	20,556
Tax withholding payments related to vested and released restricted stock units	(35,775)	(30,194)
Payment of contingent consideration payable	(60)	—
Net cash used in financing activities	(805,643)	(797,144)
Effect of exchange rate changes on cash and cash equivalents	378	(315)
Net (decrease) increase in cash and cash equivalents	(76,130)	389,600
Cash and cash equivalents at beginning of period	1,015,994	1,404,382
Cash and cash equivalents at end of period	$939,864	$1,793,982
Supplemental cash flow disclosures:
Income taxes paid	$70,746	$112,816
Interest paid	$79,486	$51,673
Non-cash activities:
Business acquisition holdback amounts - investing activities	$—	$440
Contingent consideration payable - financing activities	$5,825	$2,529
Dividends payable - financing activities	$3,190	$5,404
Unsettled common stock repurchase - financing activities	$4,000	$—
Accrued purchases of land, property and equipment - investing activities	$13,755	$7,705
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
The results of operations for the three and six months ended December 31, 2019 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2020.
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
Comparability. Effective July 1, 2019, we adopted ASC 842, Leases (“ASC 842”). Prior periods were not retrospectively restated, and accordingly, the Consolidated Balance Sheet as of June 30, 2019, and the Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2018 were prepared using accounting standards that were different than those in effect for the three and six months ended December 31, 2019.
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
In December 2019, the FASB issued an accounting standard update to simplify the accounting for income taxes in ASC 740, Income Taxes, (“ASC 740”). This amendment removes certain exceptions and improves consistent application of accounting principles for certain areas in ASC 740. The update is effective for us beginning in the first quarter of our fiscal year ending June 30, 2022, and early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our Condensed Consolidated Financial Statements.
NOTE 2 – REVENUE

Contract Balances

The following table represents the opening and closing balances of accounts receivables, contract assets and contract liabilities for the indicated periods.

	As of	As of
(In thousands, except for percentage)	December 31, 2019	July 1, 2019	$ Change	% Change
Accounts receivable, net	$1,191,035	$990,113	$200,922	20%
Contract assets	$85,837	$94,015	$(8,178)	(9)%
Contract liabilities	$551,356	$587,789	$(36,433)	(6)%

Our payment terms and conditions vary by contract type, although terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of shipment, with the remainder payable within 30 days of acceptance.
The change in contract assets during the six months ended December 31, 2019 was mainly due to $46.9 million of contract assets reclassified to net accounts receivable as our right to consideration for these contract assets became unconditional, partially offset by $38.7 million of revenue recognized for which the payment is subject to conditions other than passage of time. Contract assets are included in Other current assets on our Condensed Consolidated Balance Sheet.
During the six months ended December 31, 2019, we recognized revenue of $354.4 million that was included in contract liabilities as of July 1, 2019. This was partially offset by the value of products and services billed to customers for which control of the products and service has not transferred to the customers. Contract liabilities are included in current and non-current liabilities on our Condensed Consolidated Balance Sheets.

Remaining Performance Obligations
As of December 31, 2019, we had $2.07 billion of remaining performance obligations, which represents our obligation to deliver products and services, and consists primarily of sales orders where written customer requests have been received. We expect to recognize approximately 5% to 15% of these performance obligations as revenue beyond the next twelve months, subject to risk of delays, pushouts, and cancellation by the customer, usually with limited or no penalties.
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
As of December 31, 2019, the types of instruments valued based on quoted market prices in active markets included money market funds, certain U.S. Treasury securities and U.S. Government agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
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

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on our Condensed Consolidated Balance Sheets as follows:

As of December 31, 2019 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Little or No Market Activity Inputs (Level 3)
Assets
Cash equivalents:
Corporate debt securities	$857	$—	$857	$—
Money market funds and other	435,933	435,933	—	—
U.S. Treasury securities	7,600	—	7,600	—
Marketable securities:
Corporate debt securities	385,179	—	385,179	—
Municipal securities	9,218	—	9,218	—
Sovereign securities	6,013	—	6,013	—
U.S. Government agency securities	94,776	94,776	—	—
U.S. Treasury securities	239,783	222,929	16,854	—
Total cash equivalents and marketable securities(1)	1,179,359	753,638	425,721	—
Other current assets:
Derivative assets	3,173	—	3,173	—
Other non-current assets:
Executive Deferred Savings Plan	216,612	166,460	50,152	—
Total financial assets(1)	$1,399,144	$920,098	$479,046	$—
Liabilities
Derivative liabilities	$(1,759)	$—	$(1,759)	$—
Deferred payments	(6,500)	—	—	(6,500)
Contingent consideration payable	(15,725)	—	—	(15,725)
Total financial liabilities	$(23,984)	$—	$(1,759)	$(22,225)
________________
(1) Excludes cash of $412.5 million held in operating accounts and time deposits of $85.7 million as of December 31, 2019.

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
There were no transfers between Level 1, Level 2 and Level 3 fair value measurements during the six months ended December 31, 2019. See Note 8 “Debt” of the Condensed Consolidated Financial Statements for disclosure of the fair value of our Senior Notes.

NOTE 4 – FINANCIAL STATEMENT COMPONENTS
Condensed Consolidated Balance Sheets

(In thousands)	As of December 31, 2019	As of June 30, 2019
Accounts receivable, net:
Accounts receivable, gross	$1,202,925	$1,002,114
Allowance for doubtful accounts	(11,890)	(12,001)
	$1,191,035	$990,113
Inventories:
Raw materials	$450,956	$444,627
Customer service parts	337,118	328,515
Work-in-process	319,590	285,191
Finished goods	143,736	204,167
	$1,251,400	$1,262,500
Other current assets:
Contract assets	$85,837	$94,015
Prepaid expenses	73,322	88,387
Deferred costs of revenue	55,083	70,721
Prepaid income and other taxes	25,102	51,889
Other current assets	18,142	18,065
	$257,486	$323,077
Land, property and equipment, net:
Land	$67,874	$67,883
Buildings and leasehold improvements	416,463	402,678
Machinery and equipment	699,175	669,316
Office furniture and fixtures	34,899	28,282
Construction-in-process	63,566	26,029
	1,281,977	1,194,188
Less: accumulated depreciation	(791,997)	(745,389)
	$489,980	$448,799
Other non-current assets:
Executive Deferred Savings Plan(1)	$216,612	$207,581
Operating lease right of use assets	103,666	—
Other non-current assets	57,533	58,392
	$377,811	$265,973
Other current liabilities:
Compensation and benefits	$326,407	$226,462
Executive Deferred Savings Plan	217,387	208,926
Customer credits and advances	164,155	133,677
Other accrued expenses	160,522	202,647
Income taxes payable	80,776	23,350
Interest payable	31,026	31,992
Operating lease liabilities	29,937	—
	$1,010,210	$827,054
Other non-current liabilities:
Income taxes payable	$368,751	$392,266
Pension liabilities	79,895	79,622
Operating lease liabilities	72,620	—
Other non-current liabilities	142,466	116,009
	$663,732	$587,897

________________

(1)
We have a non-qualified deferred compensation plan (known as “Executive Deferred Savings Plan” or “EDSP”) under which certain employees and non-employee directors may defer a portion of their compensation. The expense (benefit) associated with changes in the EDSP liability included in selling, general and administrative expense was $12.0 million and $(19.8) million during the three months ended December 31, 2019 and 2018, respectively and was $13.9 million and $(12.3) million during the six months ended December 31, 2019 and 2018, respectively. The amount of net gains (losses) associated with changes in the EDSP assets included in selling, general and administrative expense was $11.9 million and $(19.4) million during the three months ended December 31, 2019 and 2018, respectively and was $14.2 million and $(12.0) million during the six months ended December 31, 2019 and 2018, respectively. For additional details, refer to Note 1, “Description of Business and Summary of Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (“OCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of December 31, 2019	$(43,489)	$661	$(5,961)	$(17,969)	$(66,758)

Balance as of June 30, 2019	$(44,041)	$(1,616)	$(8,725)	$(18,647)	$(73,029)

The effects on net income (loss) of amounts reclassified from accumulated OCI to the Condensed Consolidated Statement of Operations for the indicated period were as follows (in thousands):

	Location in the Condensed Consolidated	Three Months Ended December 31,		Six Months Ended December 31,
Accumulated OCI Components	Statements of Operations	2019	2018	2019	2018
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts(1)	Revenues	$(8)	$1,705	$365	$2,688
	Costs of revenues and operating expenses	(17)	(158)	(1,818)	(292)
	Interest expense	(100)	189	(199)	377
	Net gains (losses) reclassified from accumulated OCI	$(125)	$1,736	$(1,652)	$2,773
Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$(82)	$(469)	$(86)	$(950)

__________________

(1)
Reflects the new accounting guidance for hedge accounting, which was adopted in the second quarter of fiscal year 2019. For additional details, refer to Note 16, “Derivative Instruments and Hedging Activities” of the Condensed Consolidated Financial Statements.

The amounts reclassified out of accumulated OCI related to our defined benefit pension plans, which were recognized as a component of net periodic cost for the three months ended December 31, 2019 and 2018 were $0.2 million and $0.2 million, respectively and for the six months ended December 31, 2019 and 2018 were $0.5 million and $0.4 million, respectively. For additional details, refer to Note 12, “Employee Benefit Plans” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

NOTE 5 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of December 31, 2019 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$385,444	$623	$(32)	$386,035
Money market funds and other	435,933	—	—	435,933
Municipal securities	9,212	9	(3)	9,218
Sovereign securities	6,005	8	—	6,013
U.S. Government agency securities	94,739	50	(13)	94,776
U.S. Treasury securities	247,182	239	(37)	247,384
Subtotal	1,178,515	929	(85)	1,179,359
Add: Time deposits(1)	85,667	—	—	85,667
Less: Cash equivalents	527,368	—	—	527,368
Marketable securities	$736,814	$929	$(85)	$737,658

As of June 30, 2019 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$433,518	$141	$(582)	$433,077
Money market funds and other	352,708	—	—	352,708
Municipal securities	1,910	3	—	1,913
Sovereign securities	6,001	1	(8)	5,994
U.S. Government agency securities	159,454	5	(241)	159,218
U.S. Treasury securities	208,058	39	(401)	207,696
Subtotal	1,161,649	189	(1,232)	1,160,606
Add: Time deposits(1)	99,006	—	—	99,006
Less: Cash equivalents	536,206	17	(2)	536,221
Marketable securities	$724,449	$172	$(1,230)	$723,391
________________
(1) Time deposits excluded from fair value measurements.
Our investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of our unrealized losses are due to changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all of these investments upon maturity. As of December 31, 2019, we had 81 investments in an unrealized loss position. The following table summarizes the fair value and gross unrealized losses of our investments that were in an unrealized loss position as of the date indicated below, $68.3 million of which were in a continuous loss position for 12 months or more:

As of December 31, 2019 (In thousands)	Fair Value	Gross Unrealized Losses
Corporate debt securities	$88,354	$(32)
Municipal securities	3,671	(3)
U.S. Government agency securities	37,246	(13)
U.S Treasury securities	87,526	(37)
Total	$216,797	$(85)

The contractual maturities of securities classified as available-for-sale, regardless of their classification on our Condensed Consolidated Balance Sheets, as of the date indicated below were as follows:

As of December 31, 2019 (In thousands)	Amortized Cost	Fair Value
Due within one year	$386,442	$386,617
Due after one year through three years	350,372	351,041
	$736,814	$737,658

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities for the three and six months ended December 31, 2019 and 2018 were immaterial.
NOTE 6 - BUSINESS COMBINATIONS

Fiscal 2020 Acquisition
On August 22, 2019, we acquired the outstanding shares of a privately-held company, primarily to expand our products and services offerings, for a total purchase consideration of $93.9 million, including the fair value of the promise to pay an additional consideration up to $60.0 million contingent on the achievement of certain milestones. As of December 31, 2019, the estimated fair value of the additional consideration was $9.4 million, which was classified as a non-current liability on the Condensed Consolidated Balance Sheets.
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

Fiscal 2019 Acquisitions
Orbotech Acquisition
On February 20, 2019, we completed the acquisition of Orbotech for total purchase consideration of approximately $3.26 billion. Orbotech is a global supplier of yield-enhancing and process-enabling solutions for the manufactures of electronics products. KLA acquired Orbotech to extend and enhance its portfolio of products to address market opportunities in the printed circuit board, flat panel display, advanced packaging and semiconductor manufacturing areas.

Purchase Price Allocation
The total purchase consideration has been allocated as follows (in thousands):

Purchase Price
Cash for outstanding Orbotech shares(1)	$1,901,948
Fair value of KLA common stock issued for outstanding Orbotech shares(2)	1,324,657
Cash for Orbotech equity awards(3)	9,543
Fair value of KLA common stock issued to settle Orbotech equity awards(4)	6,129
Stock options and RSUs assumed(5)	13,281
Total purchase consideration	3,255,558
Less: cash acquired	(215,640)
Total purchase consideration, net of cash acquired	$3,039,918

Allocation
Accounts receivable, net	$197,873
Inventories	330,325
Contract assets	63,181
Other current assets	70,622
Property, plant and equipment, net	97,664
Goodwill	1,845,728
Intangible assets	1,553,570
Other non-current assets	73,179
Accounts payable	(53,015)
Accrued liabilities	(173,507)
Other current liabilities(6)	(73,057)
Deferred tax liabilities(7)	(786,671)
Other non-current liabilities(6)	(86,789)
Non-controlling interest	(19,185)
$3,039,918
________________

(1)	Represents the total cash paid to settle 48.9 million outstanding Orbotech shares as of February 20, 2019 at $38.86 per Orbotech share.

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

(6)
On December 24, 2018, Orbotech, as part of its strategy to invest in the high growth area of the software business within the Printed Circuit Boards (“PCB”) industry, acquired the remaining 50% shares of Frontline from Mentor Graphics Development Services (Israel) Ltd. Prior to the acquisition, Frontline was an equity investee. Orbotech acquired all of the joint venture interests it did not previously own for $85.0 million in cash on hand and agreed to pay an additional $10.0 million in cash over four years plus a cash earn-out of not less than $5.0 million and up to $20.0 million. The earn out amounts are based on revenues from a Frontline product currently under development. As of February 20, 2019, the estimated fair market values of the four-year cash payment and the earn-out were $8.8 million and $7.1 million, respectively. As of December 31, 2019, the estimated fair market values of the four-year cash payment and the earn-out were $6.5 million and $3.1 million, respectively, and these amounts have been included in current and non-current liabilities at $2.3 million and $7.3 million respectively.

(7)	Primarily related to tax impact on the future amortization of intangible assets acquired and inventory fair value adjustments.

During the second quarter of the fiscal year ended June 30, 2020, we recorded measurement period adjustments to reflect facts and circumstances in existence as of the Acquisition Date. These adjustments primarily related to the additional reserves for uncertain tax positions of $16.9 million and other individually insignificant items of $10.4 million with related impacts on the deferred income tax liabilities of $8.8 million. This resulted in the corresponding increase to goodwill of $36.1 million.

The purchase price was allocated to tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values, which were determined using generally accepted valuation techniques on the basis of inputs and assumptions made by management at the time of the Orbotech Acquisition.
The operating results of Orbotech have been included in our Condensed Consolidated Financial Statements for the six months ended December 31, 2019. The goodwill was primarily attributable to the assembled workforce of Orbotech, planned growth in new markets and synergies expected to be achieved from the combined operations of KLA and Orbotech. None of the goodwill is deductible for income tax purposes. Goodwill arising from the Orbotech Acquisition has been allocated to the Specialty Semiconductor Process; and the PCB and Display reporting units during the fiscal year ended June 30, 2019. For additional details, refer to Note 7 “Goodwill and Purchased Intangible Assets” of the Consolidated Financial Statements included in our Annual Report Form 10-K for the fiscal year ended June 30, 2019.
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

Other Fiscal 2019 Acquisitions
During the three months ended March 31, 2019 we acquired three privately-held companies primarily to expand our products and services offerings for an aggregate purchase price of $118.3 million, including a post-closing working capital adjustment, and the fair value of the promise to pay additional consideration of up to $13.0 million contingent on the achievement of certain milestones. As of December 31, 2019, the estimated fair value of the additional consideration was $2.5 million, which was classified as a non-current liability on the Condensed Consolidated Balance Sheets.
During the three months ended September 30, 2018 we acquired two privately-held companies for an aggregate purchase price of $15.4 million, including the fair value of the promise to pay total additional consideration of up to $6.0 million contingent on the achievement of certain milestones. As of December 31, 2019, the estimated fair value of the additional consideration was $0.7 million, which is classified as a non-current liability on the Condensed Consolidated Balance Sheets.
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

The table below reflects the impact of material and nonrecurring adjustments to the unaudited pro forma results for the indicated periods that are directly attributable to the acquisitions:

	Three Months Ended	Six Months Ended
Non-recurring Adjustments (In thousands)	December 31, 2018
Decrease / (increase) to revenue as a result of deferred revenue fair value adjustment	$—	$—
(Decrease) / increase to expense as a result of inventory fair value adjustment	$478	$957
(Decrease) / increase to expense as a result of transaction costs	$(3,138)	$(8,036)
(Decrease) / increase to expense as a result of compensation costs	$2,811	$5,621

The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisitions actually occurred at the beginning of fiscal year 2018 or of the results of our future operations of the combined businesses.

	Three Months Ended	Six Months Ended
(In thousands)	December 31, 2018
Revenues	1,372,783	$2,721,012
Net income attributable to KLA	405,693	$783,112

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
NOTE 7 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the current and prior business combinations. We have four reportable segments and six reporting units. For additional details, refer to Note 18, “Segment Reporting and Geographic Information” of the Condensed Consolidated Financial Statements. The following table presents goodwill carrying value and the movements during the six months ended December 31, 2019(1):

(In thousands)	Wafer Inspection and Patterning	Global Service and Support (“GSS”)	Specialty Semiconductor Process	PCB and Display	Component Inspection	Total
Balance as of June 30, 2019	$360,615	$25,908	$821,842	$989,918	$13,575	$2,211,858
Acquired goodwill	54,001	—	—	—	—	54,001
Goodwill adjustments	—	—	—	33,968	—	33,968
Foreign currency adjustments	(46)	—	—	—	—	(46)
Balance as of December 31, 2019	$414,570	$25,908	$821,842	$1,023,886	$13,575	$2,299,781

_________________

(1)	No goodwill was assigned to the Other reporting unit, and accordingly was excluded in the table above.

As of December 31, 2019, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the qualitative assessment performed in the third and fourth quarters of the fiscal year ended June 30, 2019. Goodwill is not subject to amortization but is tested for impairment on an annual basis during the third fiscal quarter or whenever events or changes in circumstances indicate the carrying amount of these assets may not be recoverable. Events or changes in circumstances that could affect the likelihood that we will be required to recognize an impairment charge for goodwill include, but are not limited to, declines in our stock price or market capitalization, declines in our market share, and declines in revenues or profits at our reporting units. Any impairment charges could have a material adverse effect on our operating results and net asset value in the quarter in which we recognize the impairment charge. For additional details, refer to Note 7 “Goodwill and Purchased Intangible Assets,” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. The next annual assessment of goodwill by reporting unit is scheduled to be performed in the third quarter of the fiscal year ending June 30, 2020.

Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of December 31, 2019			As of June 30, 2019
Category	Range of Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization, and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-8	$1,251,282	$268,785	$982,497	$1,224,629	$196,582	$1,028,047
Customer relationships	4-9	305,017	82,488	222,529	297,250	66,471	230,779
Trade name / Trademark	4-7	117,133	32,094	85,039	114,573	25,052	89,521
Backlog and other	<1-9	50,405	38,555	11,850	43,969	19,146	24,823
Intangible assets subject to amortization		1,723,837	421,922	1,301,915	1,680,421	307,251	1,373,170
In-process research and development		190,635	100	190,535	187,500	—	187,500
Total		$1,914,472	$422,022	$1,492,450	$1,867,921	$307,251	$1,560,670

Purchased intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Events or changes in circumstances that could affect the likelihood that we will be required to recognize an impairment charge for the purchased intangible assets primarily include declines in our operating cash flows from the use of these assets. Any impairment charges could have a material adverse effect on our operating results and net asset value in the quarter in which we recognize the impairment charge.
The change in the gross carrying amounts of intangible assets is due to acquisition of certain assets and liabilities of privately-held companies. For additional details, refer to Note 6 “Business Combinations” of the Condensed Consolidated Financial Statements.
Amortization expense for purchased intangible assets for the periods indicated below was as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2019	2018	2019	2018
Amortization expense - Cost of revenues	$36,364	968	$71,985	$1,858
Amortization expense - Selling, general and administrative	20,257	343	42,513	887
Amortization expense - Research and development	131	—	162	—
Total	$56,752	$1,311	$114,660	$2,745

Based on the purchased intangible assets gross carrying amount recorded as of December 31, 2019, the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2020 (remaining 6 months)	$104,770
2021	194,901
2022	192,323
2023	191,232
2024	188,714
2025 and thereafter	429,975
Total	$1,301,915

NOTE 8 – DEBT
The following table summarizes our debt as of December 31, 2019 and June 30, 2019:

	As of December 31, 2019		As of June 30, 2019
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 3.375% Senior Notes due on November 1, 2019	$—	—%	$250,000	3.377%
Fixed-rate 4.125% Senior Notes due on November 1, 2021	500,000	4.128%	500,000	4.128%
Fixed-rate 4.650% Senior Notes due on November 1, 2024	1,250,000	4.682%	1,250,000	4.682%
Fixed-rate 5.650% Senior Notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Fixed-rate 4.100% Senior Notes due on March 15, 2029	800,000	4.159%	800,000	4.159%
Fixed-rate 5.000% Senior Notes due on March 15, 2049	400,000	5.047%	400,000	5.047%
Revolving Credit Facility	225,000	2.840%	—
Total	3,425,000		3,450,000
Unamortized discount	(8,319)		(8,738)
Unamortized debt issuance costs	(16,804)		(17,880)
Total	$3,399,877		$3,423,382
Reported as:
Current portion of long-term debt	$—		$249,999
Long-term debt	3,399,877		3,173,383
Total	$3,399,877		$3,423,382

As of December 31, 2019, future minimum principal payments for our debt are $500.0 million in fiscal year 2022; $225.0 million in fiscal year 2023 and $2.70 billion after fiscal year 2023.
Senior Notes:
In March 2019 and November 2014, we issued $1.20 billion and $2.50 billion, respectively (each, a “2019 Senior Notes”, a “2014 Senior Notes”, and collectively the “Senior Notes”), aggregate principal amount of senior, unsecured long-term notes. In October 2019, we repaid $250.0 million of Senior Notes.
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

Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of December 31, 2019 and June 30, 2019 was approximately $3.56 billion and $3.70 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of December 31, 2019, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility:
In November 2017, we entered into a Credit Agreement (the “Credit Agreement”) providing for a $750.0 million five-year unsecured Revolving Credit Facility (the “Revolving Credit Facility”), which replaced our prior Credit Facility. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased in an amount up to $250.0 million in the aggregate. In November 2018, we entered into an Incremental Facility, Extension and Amendment Agreement (the “Amendment”), which amends the Credit Agreement to (a) extend the Maturity Date (the “Maturity Date”) from November 30, 2022 to November 30, 2023, (b) increase the total commitment by $250.0 million and (c) effect certain other amendments to the Credit Agreement as set forth in the Amendment. After giving effect to the Amendment, the total commitments under the Credit Agreement are $1.00 billion. During the second quarter of the fiscal year ending June 30, 2020, we borrowed $250 million from the Revolving Credit Facility and made a principal payment of $25.0 million within the same quarter. As of December 31, 2019, we had outstanding $225.0 million aggregate principal amount of borrowings under the Revolving Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the Maturity Date, at which time such Revolving Credit Facility will terminate, and all outstanding loans under such facility, together with all accrued and unpaid interest, must be repaid. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility will bear interest, at our option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to 175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to our credit rating. As of December 31, 2019, we elected to pay interest on the borrowed amount under the Revolving Credit Facility at LIBOR plus a spread of 112.5 bps, and we pay an annual commitment fee of 12.5 bps on the daily undrawn balance of the Revolving Credit Facility.
The Revolving Credit Facility requires us to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, we are required to maintain the maximum leverage ratio as described in the Credit Agreement, on a quarterly basis of 3.00 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of December 31, 2019, our maximum allowed leverage ratio was 4.00 to 1.00 following the Orbotech Acquisition.
We were in compliance with all covenants under the Credit Agreement as of December 31, 2019.
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
Lease expense for the three and six months ended December 31, 2019 was $9.1 million and $17.6 million, respectively. Expense related to short-term leases, which are not recorded on the Condensed Consolidated Balance Sheets, was not material for the three and six months ended December 31, 2019. At December 31, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases was 5.0 years and 1.67%, respectively.

Supplemental cash flow information related to leases was as follows:

Six months ended December 31, 2019	Amount (In thousands)
Operating cash outflows from operating leases	17,424
ROU assets obtained in exchange for new operating lease liabilities	10,278
Maturities of lease liabilities as of December 31, 2019 were as follows:

Fiscal year ending June 30,	Amount (In thousands)
2020 (remaining 6 months)	16,624
2021	27,013
2022	19,925
2023	13,522
2024	9,033
2025 and thereafter	20,748
Total lease payments	106,865
Less imputed interest	(4,308)
Total	102,557

As of December 31, 2019, we did not have material leases that had not yet commenced.
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

NOTE 10 – EQUITY, LONG-TERM INCENTIVE COMPENSATION PLANS AND NON-CONTROLLING INTEREST
Equity Incentive Program
As of December 31, 2019, we had 10.7 million shares available for issuance under our 2004 Equity Incentive Plan (the “2004 Plan”).
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
As of December 31, 2019, there were 10,651 and 290,178 shares of our common stock underlying the outstanding Assumed Options and RSUs, respectively, under the Assumed Equity Plans. The weighted-average remaining contractual terms, the aggregate intrinsic values, and the weighted average exercise price for the stock options outstanding under the Assumed Equity Plans as of December 31, 2019 were 4.50 years, $1.2 million, and $63.08 per share, respectively. During the six months ended December 31, 2019, there were 3,907 Assumed Options exercised with a weighted-average exercise price of $29.26.
For details on the Assumed Equity Plans refer to Note 9 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest,” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
Equity Incentive Plans - General Information
The following table summarizes the combined activity under our equity incentive plans:

(In thousands)	Available For Grant(1) (2)
Balance as of June 30, 2019	11,613
Restricted stock units granted(3)	(942)
Restricted stock units granted adjustment	4
Restricted stock units canceled	20
Balance as of December 31, 2019	10,695
__________________

(1)	The number of RSUs reflects the application of the award multiplier of 2.0x to calculate the impact of the award on the shares reserved under the 2004 Plan.

(2)	No additional stock options, RSUs or other awards will be granted under the Assumed Equity Plans.

(3)
Includes RSUs granted to senior management during the six months ended December 31, 2019 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such RSUs that are deemed to have been earned) (“performance-based RSUs”). This line item includes all such performance-based RSUs granted during the six months ended December 31, 2019 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.4 million shares for the six months ended December 31, 2019 reflects the application of the multiplier described above).

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

The following table shows stock-based compensation expense for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2019	2018	2019	2018
Stock-based compensation expense by:
Costs of revenues	$3,362	$1,823	$6,226	$3,654
Research and development	5,073	2,483	10,360	5,002
Selling, general and administrative	18,354	11,389	37,147	23,177
Total stock-based compensation expense	$26,789	$15,695	$53,733	$31,833

The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of December 31, 2019	As of June 30, 2019
Inventory	$5,030	$4,819

Restricted Stock Units
The following table shows the activity and weighted-average grant date fair value for RSUs during the six months ended December 31, 2019:

	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2019(2)	2,902	$91.84
Granted(3)	471	$142.75
Granted adjustments	(2)	$75.46
Vested and released	(484)	$78.15
Withheld for taxes	(242)	$78.15
Forfeited	(20)	$103.85
Outstanding restricted stock units as of December 31, 2019(2)	2,625	$104.68
__________________

(1)	Share numbers reflect actual shares subject to awarded RSUs.

(2)	Includes performance-based and market-based RSUs.

(3)
This line item includes performance-based RSUs granted during the six months ended December 31, 2019 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.2 million shares for the six months ended December 31, 2019).

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
The following table shows the weighted-average grant date fair value per unit for the RSUs granted, vested, and tax benefits realized by us in connection with vested and released RSUs for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except for weighted-average grant date fair value)	2019	2018	2019	2018
Weighted-average grant date fair value per unit	$171.98	$96.51	$142.75	$117.21
Grant date fair value of vested restricted stock units	$26,643	$6,862	$56,736	$42,934
Tax benefits realized by us in connection with vested and released restricted stock units	$9,661	$3,812	$13,654	$10,730

As of December 31, 2019, the unrecognized stock-based compensation expense balance related to RSUs was $192.5 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.8 years. The intrinsic value of outstanding RSUs as of December 31, 2019 was $467.6 million.
Cash-Based Long-Term Incentive Compensation
We have adopted a cash-based long-term incentive (“Cash LTI Plan”) program for many of our employees as part of our employee compensation program. Executives and non-employee members of the Board of Directors are not participating in this program. During the six months ended December 31, 2019 and 2018, we approved Cash LTI awards of $4.3 million and $5.6 million, respectively under our Cash LTI Plan. Cash LTI awards issued to employees under the Cash LTI Plan will vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date. During the three months ended December 31, 2019 and 2018, we recognized $13.8 million and $12.0 million, respectively, in compensation expense under the Cash LTI Plan. During the six months ended December 31, 2019 and 2018, we recognized $30.4 million and $27.2 million, respectively, in compensation expense under the Cash LTI Plan. As of December 31, 2019, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $121.0 million. For details, refer to Note 9 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest,” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
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
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Stock purchase plan:
Expected stock price volatility	31.6%	30.0%	31.6%	30.0%
Risk-free interest rate	2.4%	1.9%	2.4%	1.9%
Dividend yield	2.5%	2.9%	2.5%	2.9%
Expected life (in years)	0.5	0.5	0.5	0.5

The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Total cash received from employees for the issuance of shares under the ESPP	$24,492	$20,556	$24,492	$20,556
Number of shares purchased by employees through the ESPP	237	270	237	270
Tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP	$119	$92	$1,853	$603
Weighted-average fair value per share based on Black-Scholes model	$27.35	$22.73	$27.35	$22.73

The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which we estimate will be required to be issued under the ESPP during the forthcoming fiscal year. As of December 31, 2019, a total of 2.4 million shares were reserved and available for issuance under the ESPP.
Quarterly cash dividends
On November 6, 2019, our Board of Directors declared a regular quarterly cash dividend of $0.85 per share on the outstanding shares of our common stock, which was paid on December 3, 2019 to the stockholders of record as of the close of business on November 18, 2019. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended December 31, 2019 and 2018 was $134.7 million and $114.5 million, respectively. The total amount of regular quarterly cash dividends and dividend equivalents paid during the six months ended December 31, 2019 and 2018 was $256.3 million and $234.3 million, respectively. The amount of accrued dividends equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of December 31, 2019 and June 30, 2019 was $7.1 million and $7.3 million, respectively. These amounts will be paid upon vesting of the underlying RSUs.
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
NOTE 11 – STOCK REPURCHASE PROGRAM
Our Board of Directors has authorized a program which permits us to repurchase shares of our common stock. The intent of this program is to offset the dilution from our equity incentive plans, employee stock purchase plan, the issuance of shares in the Orbotech Acquisition, as well as to return excess cash to our stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases were made in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder, such as Rule 10b-18 and Rule 10b5-1. This stock repurchase program has no expiration date and may be suspended at any time. On September 17, 2019, our Board of Directors authorized us to repurchase an additional $1.00 billion of our common stock. As of December 31, 2019, an aggregate of approximately $1.35 billion was available for repurchase under our stock repurchase program.

Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2019	2018	2019	2018
Number of shares of common stock repurchased	1,690	2,556	3,349	5,337
Total cost of repurchases	$280,593	$242,401	$509,089	$550,187

As of December 31, 2019, we had repurchased 23 thousand shares for $4.0 million, which repurchases had not settled prior to December 31, 2019. The amount was recorded as a component of other current liabilities for the period presented.
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
The following table sets forth the computation of basic and diluted net income per share attributable to KLA:

(In thousands, except per share amounts)	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Numerator:
Net income attributable to KLA	$380,555	$369,100	$727,080	$765,044
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	157,290	152,148	157,994	153,684
Effect of dilutive restricted stock units and options	1,330	500	1,320	705
Weighted-average shares-diluted	158,620	152,648	159,314	154,389
Basic net income per share attributable to KLA	$2.42	$2.43	$4.60	$4.98
Diluted net income per share attributable to KLA	$2.40	$2.42	$4.56	$4.96
Anti-dilutive securities excluded from the computation of diluted net income per share	43	341	25	280

NOTE 13 – INCOME TAXES
The following table provides details of income taxes:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollar amounts in thousands)	2019	2018	2019	2018
Income before income taxes	$424,927	$415,963	$796,443	$843,531
Provision for income taxes	$44,622	$46,863	$69,742	$78,487
Effective tax rate	10.5%	11.3%	8.8%	9.3%

Our effective tax rate is lower than the U.S. federal statutory rate primarily due to the proportion of earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate and the proportion of the U.S. earnings eligible for the Foreign Derived Intangible Income deduction. The Foreign Derived Intangible Income deduction reduces the U.S. tax rate on sales to customers outside the U.S.

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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2019	2018	2019	2018
Receivables sold under factoring agreements	$116,935	$39,814	$173,355	$101,354
Proceeds from sales of LCs	$10,677	$8,339	$20,606	$19,231

Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
Purchase Commitments. We maintain commitments to purchase inventory from our suppliers as well as goods, services, and other assets in the ordinary course of business. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our estimate of our significant purchase commitments for primarily material, services, supplies and asset purchases is approximately $804.1 million as of December 31, 2019, which are primarily due within the next 12 months.
Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash Long-Term Incentive Plan. As of December 31, 2019, we have committed $156.8 million for future payment obligations under our Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date.
Guarantees and Contingencies. We maintain guarantee arrangements available through various financial institutions for up to $77.2 million, of which $68.8 million had been issued as of December 31, 2019, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe, Israel and Asia.
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

We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which we customarily agree to hold the other party harmless against losses arising from, or provides customers with other remedies to protect against, bodily injury or damage to personal property caused by our products, non-compliance with our product performance specifications, infringement by our products of third-party intellectual property rights and a breach of warranties, representations and covenants related to matters such as title to assets sold, validity of certain intellectual property rights, non-infringement of third-party rights, and certain income tax-related matters. In each of these circumstances, payment by us is typically subject to the other party making a claim to and cooperating with us pursuant to the procedures specified in the particular contract. This usually allows us to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, our obligations under these agreements may be limited in terms of amounts, activity (typically at our option to replace or correct the products or terminate the agreement with a refund to the other party), and duration. In some instances, we may have recourse against third parties and/or insurance covering certain payments made by us.
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
In October 2014, we entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The Rate Lock Agreements had a notional amount of $1.00 billion in aggregate which matured in the second quarter of the fiscal year ended June 30, 2015. The Rate Lock Agreements were terminated on the date of the pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and we recorded the fair value of $7.5 million as a gain within accumulated other comprehensive income (loss) (“OCI”) as of December 31, 2014. We recognized $0.2 million for each of the three months ended December 31, 2019 and 2018, and $0.4 million for each of the six months ended December 31, 2019 and 2018, for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. As of December 31, 2019, the unamortized portion of the fair value of the forward contracts for the Rate Lock Agreements was $3.6 million. For more details, refer to Note 16, “Derivative Instruments and Hedging Activities” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

During the fiscal year ended June 30, 2018, we entered into a series of forward contracts (the “2018 Rate Lock Agreements”) to lock the benchmark interest rate prior to expected debt issuances. The objective of the 2018 Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing on the notional amount being hedged. The 2018 Rate Lock Agreement had a notional amount of $500.0 million in aggregate, which matured and terminated in the third quarter of fiscal year ending June 30, 2019 and we recorded the fair value of $13.6 million as a loss within OCI. We recognized $0.3 million and $0.6 million amortization of the loss recognized in accumulated OCI, which increased the interest expense for the three and six months ended December 31, 2019. As of December 31, 2019, the unamortized portion of the fair value of the 2018 Rate Lock Agreements was $12.7 million.
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2019	2018	2019	2018
Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amounts included in the assessment of effectiveness	$—	$(17,752)	$—	$(5,396)
Foreign exchange contracts:
Amounts included in the assessment of effectiveness	$2,305	$(1,201)	$1,565	$237
Amounts excluded from the assessment of effectiveness	$(15)	$(29)	$(17)	$(29)

The locations and amounts of designated and non-designated derivative’s gains and losses reported in the Condensed Consolidated Statements of Operations for the indicated periods were as follows:

	Three Months Ended December 31,				Three months ended December 31,
	2019				2018
(In thousands)	Revenue	Cost of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenue	Cost of Revenues	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statement of Operations in which the effects of cash flow hedges are recorded	$1,509,453	$1,046,622	$40,472	$(2,568)	$1,119,898	$408,260	$26,538	$(9,228)
Gains (losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from accumulated OCI to earnings	$—	$—	$(100)	$—	$—	$—	$189	$—
Amount of gains (losses) reclassified from accumulated OCI to earnings as a result that a forecasted transaction is no longer probable of occurring	$—	$—	$—	$—	$—	$—	$—	$(108)
Foreign exchange contracts:
Amount of gains (losses) reclassified from accumulated OCI to earnings	$85	$(17)	$—	$—	$1,705	$(158)	$—	$(3)
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	$(93)	$—	$—	$—	$80	$(8)	$—	$—
Amount excluded from the assessment of effectiveness	$—	$—	$—	$—	$—	$—	$—	$(220)
Gains (losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$2,056	$—	$—	$—	$(3,700)

	Six Months Ended December 31,				Six Months Ended December 31,
	2019				2018
(In thousands)	Revenue	Cost of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenue	Cost of Revenues	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statement of Operations in which the effects of cash flow hedges are recorded	$2,922,867	$2,049,788	$80,822	$(4,186)	$2,213,158	$789,647	$52,900	$(19,253)
Gains (losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from accumulated OCI to earnings	$—	$—	$(199)	$—	$—	$—	$377	$—
Amount of gains (losses) reclassified from accumulated OCI to earnings as a result that a forecasted transaction is no longer probable of occurring	$—	$—	$—	$—	$—	$—	$—	$4
Foreign exchange contracts:
Amount of gains (losses) reclassified from accumulated OCI to earnings	$560	$(1,818)	$—	$—	$2,688	$(292)	$—	$(18)
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	$(195)	$—	$—	$—	$80	$(8)	$—	$—
Amount excluded from the assessment of effectiveness	$—	$—	$—	$—	$—	$—	$—	$(88)
Gains (losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$4,381	$—	$—	$—	$63

The U.S. dollar equivalent of all outstanding notional amounts of foreign currency hedge contracts, with maximum remaining maturities of approximately seven months as of the dates indicated below were as follows:

(In thousands)	As of December 31, 2019	As of June 30, 2019
Cash flow hedge contracts - foreign currency
Purchase	$12,769	$31,108
Sell	$74,257	$113,226
Other foreign currency hedge contracts
Purchase	$301,083	$257,614
Sell	$323,959	$273,061

The locations and fair value of our derivatives reported in our Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of December 31, 2019	As of June 30, 2019	Balance Sheet Location	As of December 31, 2019	As of June 30, 2019
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$1,340	$397	Other current liabilities	$1	$2,097
Total derivatives designated as hedging instruments		1,340	397		1	2,097
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	1,833	2,160	Other current liabilities	1,758	1,237
Total derivatives not designated as hedging instruments		1,833	2,160		1,758	1,237
Total derivatives		$3,173	$2,557		$1,759	$3,334

The changes in OCI, before taxes, related to derivatives for the indicated periods were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2019	2018	2019	2018
Beginning balance	$(10,006)	$15,103	$(10,791)	$2,346
Amount reclassified to earnings	125	(1,736)	1,652	(2,773)
Net change in unrealized gains or losses	2,290	(18,982)	1,548	(5,188)
Ending balance	$(7,591)	$(5,615)	$(7,591)	$(5,615)

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

As of December 31, 2019				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$3,173	$—	$3,173	$(966)	$—	$2,207
Derivatives - Liabilities	$(1,759)	$—	$(1,759)	$966	$—	$(793)

As of June 30, 2019				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$2,557	$—	$2,557	$(1,397)	$—	$1,160
Derivatives - Liabilities	$(3,334)	$—	$(3,334)	$1,397	$—	$(1,937)

NOTE 17– RELATED PARTY TRANSACTIONS
During the three and six months ended December 31, 2019 and 2018, we purchased from, or sold to, several entities, where one or more of our executive officers or members of our Board of Directors, or their immediate family members, were, during the periods presented, an executive officer or a board member of a subsidiary, including Anaplan, Inc. Citrix Systems, Inc., Integrated Device Technology, Inc., Keysight Technologies, Inc., NetApp, Inc. and Proofpoint, Inc. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2019	2018	2019	2018
Total revenues	$2,794	$11	$3,835	$13
Total purchases	$249	$1,603	$714	$2,206

Our receivable balances from these parties were $1.2 million at December 31, 2019 and immaterial as of June 30, 2019. Our payable balances from these parties were immaterial at December 31, 2019 and June 30, 2019.
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
The following is a summary of results for each of our four reportable segments for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2019	2018	2019	2018
Semiconductor Process Control:
Revenue	$1,247,430	$1,094,013	$2,411,062	$2,163,972
Segment gross margin	795,730	702,119	1,538,072	1,404,350
Specialty Semiconductor Process:
Revenue	75,106	—	144,245	—
Segment gross margin	41,333	—	79,497	—
PCB, Display and Component Inspection:
Revenue	186,279	26,110	364,831	49,725
Segment gross margin	82,538	10,555	158,606	21,088
Other:
Revenue	517	—	2,748	—
Segment gross margin	117	—	770	—
Totals:
Revenue	$1,509,332	$1,120,123	$2,922,886	$2,213,697
Segment gross margin	$919,718	$712,674	$1,776,945	$1,425,438

The following table reconciles total reportable segment revenue to total revenue for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2019	2018	2019	2018
Total revenue for reportable segments	$1,509,332	$1,120,123	$2,922,886	$2,213,697
Corporate allocations and effects of foreign exchange rates	121	(225)	(19)	(539)
Total revenue	$1,509,453	$1,119,898	$2,922,867	$2,213,158

The following table reconciles total segment gross margin to total income before income taxes for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2019	2018	2019	2018
Total segment gross margin	$919,718	$712,674	$1,776,945	$1,425,438
Acquisition-related charges, corporate allocations, and effects of foreign exchange rates(1)	43,883	1,036	91,937	1,927
Research and development	220,751	165,903	431,331	319,433
Selling, general and administrative	192,253	112,462	380,598	226,900
Interest expense	40,472	26,538	80,822	52,900
Other expense (income), net	(2,568)	(9,228)	(4,186)	(19,253)
Income before income taxes	$424,927	$415,963	$796,443	$843,531
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

The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2019		2018		2019		2018
Revenues:
Taiwan	$447,083	30%	$266,534	24%	$833,812	28%	$520,971	24%
China	381,752	25%	269,878	24%	727,608	25%	610,012	28%
Japan	194,804	13%	180,283	16%	401,015	14%	315,861	14%
Korea	181,948	12%	126,968	11%	379,398	13%	280,469	13%
North America	158,517	11%	150,113	13%	340,500	12%	252,242	11%
Europe and Israel	97,466	6%	80,618	7%	156,849	5%	152,287	7%
Rest of Asia	47,883	3%	45,504	5%	83,685	3%	81,316	3%
Total	$1,509,453	100%	$1,119,898	100%	$2,922,867	100%	$2,213,158	100%

The following is a summary of revenues by major products for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2019		2018		2019		2018
Revenues:
Wafer Inspection	$606,131	40%	$478,553	43%	$1,054,405	36%	$925,845	42%
Patterning	289,078	19%	284,496	25%	671,736	23%	588,497	26%
Specialty Semiconductor Process	60,941	4%	—	—%	117,811	4%	—	—%
PCB, Display and Component Inspection	129,235	9%	22,996	2%	249,595	9%	43,831	2%
Services	364,903	24%	267,697	24%	720,342	24%	531,730	24%
Other	59,165	4%	66,156	6%	108,978	4%	123,255	6%
Total	$1,509,453	100%	$1,119,898	100%	$2,922,867	100%	$2,213,158	100%

Wafer Inspection, and Patterning products are offered in Semiconductor Process Control segment. Services are offered in multiple segments. Other includes primarily refurbished systems, remanufactured legacy systems, and enhancements and upgrades for previous-generation products which are part of Semiconductor Process Control segment.

In the three months ended December 31, 2019, two customers accounted for approximately 24% and 10% of total revenues. In the three months ended December 31, 2018, two customers accounted for approximately 14% and 13% of total revenues. In the six months ended December 31, 2019, two customers accounted for approximately 21% and 11% and of total revenues. In the six months ended December 31, 2018, one customer accounted for approximately 14% of total revenues. One customer on an individual basis accounted for greater than 10% of net accounts receivables at December 31, 2019 and June 30, 2019.
Land, property and equipment, net by geographic region as of the dates indicated below were as follows:

(In thousands)	As of December 31, 2019	As of June 30, 2019
Land, property and equipment, net:
United States	$297,938	$253,255
Singapore	53,510	49,523
Israel	59,943	66,082
Europe	59,843	62,027
Rest of Asia	18,746	17,912
Total	$489,980	$448,799

NOTE 19 – RESTRUCTURING CHARGES
In September 2019, management approved a plan to streamline our organization and business processes that included the reduction of workforce, which is expected to be completed in the second half of our fiscal year 2021, primarily in our PCB, Display and Component Inspection segment, and a potential disposition of our solar energy business in our Other segment. Restructuring charges were $2.7 million and $2.8 million for the three and six months ended December 31, 2019. Proceeds from disposition of our solar energy business are not expected to be material. As of December 31, 2019, the accrual for restructuring charges was $2.8 million.
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
In our Orbotech business, consumer end markets have been experiencing a fundamental shift in technology complexity, driven primarily by the proliferation of high-end mobile devices and automotive devices, as well as by the demand for large area FPDs such as large-size LCD televisions and OLED displays. The shift towards 5G connectivity and the fast-paced growth of the Internet of Things (“IoT”) services is expected to continue to further accelerate this shift as more devices become connected and dependent upon other electronic devices.
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
The following table sets forth some of our key quarterly unaudited financial information(1):

(In thousands, except net income per share)	Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Total revenues	$1,509,453	$1,413,414	$1,258,435	$1,097,311	$1,119,898
Gross margin	$875,835	$809,173	$665,650	$610,366	$711,638
Net income attributable to KLA	$380,555	$346,525	$217,845	$192,728	$369,100
Diluted net income per share attributable to KLA(2)	$2.40	$2.16	$1.35	$1.23	$2.42
__________________

(1)
On February 20, 2019, we completed the acquisition of Orbotech for total consideration of approximately $3.26 billion. The operating results of Orbotech have been included in our Condensed Consolidated Financial Statements from the Acquisition Date. For additional details, refer to Note 6 “Business Combinations” to our Condensed Consolidated Financial Statements.

(2)
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
Goodwill and Purchased Intangible Assets. We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived purchased intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Events or changes in circumstances that could affect the likelihood that we will be required to recognize an impairment charge for goodwill include, but are not limited to, declines in our stock price or market capitalization, declines in our market share, and declines in revenues or profits at our reporting units. Additionally, events or changes in circumstances that could affect the likelihood that we will be required to recognize an impairment charge for the purchased intangible assets primarily include declines in our operating cash flows from the use of these assets. Any impairment charges could have a material adverse effect on our operating results and net asset value in the quarter in which we recognize the impairment charge.
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
RESULTS OF OPERATIONS
Revenues and Gross Margin

	Three Months Ended
(Dollar amounts in thousands)	December 31, 2019	December 31, 2018	Q2 FY20 vs. Q2 FY19
Revenues:
Product	$1,144,550	$852,201	$292,349	34%
Service	364,903	267,697	97,206	36%
Total revenues	$1,509,453	$1,119,898	$389,555	35%
Costs of revenues	$633,618	$408,260	$225,358	55%
Gross margin percentage	58%	64%

	Six Months Ended
(Dollar amounts in thousands)	December 31, 2019	December 31, 2018	Q2 FY20 YTD vs. Q2 FY20 YTD
Revenues:
Product	$2,202,525	$1,681,428	$521,097	31%
Service	720,342	531,730	188,612	35%
Total revenues	$2,922,867	$2,213,158	$709,709	32%
Costs of revenues	$1,237,859	$789,647	$448,212	57%
Gross margin percentage	58%	64%
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
Product revenues increased during the three months ended December 31, 2019 compared to the three months ended December 31, 2018, primarily due to a strong demand from our customers in the wafer inspection business, $171.2 million in product revenue from our Orbotech business which was acquired in February of 2019, partially offset by lower products shipments to customers in the memory business.
Product revenues increased during the six months ended December 31, 2019 compared to the six months ended December 31, 2018, primarily due to a strong demand from our customers in the wafer inspection and patterning businesses, $328.8 million in product revenue from our Orbotech business which was acquired in February of 2019, partially offset by a lower products shipments to customers in the memory business.
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
Service revenues during the three and six months ended December 31, 2019 increased compared to three and six months ended December 31, 2018, primarily due to $69.0 million and $137.1 million, respectively, from our Orbotech business which was acquired in February of 2019, and an increase in the number of systems installed at our customers' site.
Revenues by segment(1)

	Three Months Ended
(Dollar amounts in thousands)	December 31, 2019	December 31, 2018	Q2 FY20 vs. Q2 FY19
Revenues:
Semiconductor Process Control	$1,247,430	$1,094,013	$153,417	14%
Specialty Semiconductor Process	75,106	—	75,106	(3)
PCB, Display and Component Inspection(2)	186,279	26,110	160,169	(3)
Other	517	—	517	(3)
Total revenues	$1,509,332	$1,120,123	$389,209	(3)

	Six Months Ended
(Dollar amounts in thousands)	December 31, 2019	December 31, 2018	Q2 FY20 YTD vs. Q2 FY19 YTD
Revenues:
Semiconductor Process Control	$2,411,062	$2,163,972	$247,090	11%
Specialty Semiconductor Process	144,245	—	144,245	(3)
PCB, Display and Component Inspection(2)	364,831	49,725	315,106	(3)
Other	2,748	—	2,748	(3)
Total revenues	$2,922,886	$2,213,697	$709,189	(3)
__________

(1)
Segment revenues exclude corporate allocations and the effects of foreign exchange rates. For additional details, refer to Note 18, “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements.

(2)	Segment revenues for the three and six months ended December 31, 2018 include the component inspection business only.

(3)	No meaningful comparative information exists for the three and six months ended December 31, 2018.

Three months ended December 31, 2019 compared to three months ended December 31, 2018

Revenue from our Semiconductor Process Control segment increased by 14% primarily due to a strong demand from our customers in the wafer inspection business, and growth in service revenues. The increase in revenues from Specialty Semiconductor Process, PCB, Display and Component Inspection and Other segments primarily relates to the Orbotech business, which was acquired in February of 2019.

Six months ended December 31, 2019 compared to six months ended December 31, 2018

Revenue from our Semiconductor Process Control segment increased by 11% primarily due to a strong demand from our customers in the wafer inspection and patterning businesses, and growth in service revenues. The increase in revenues from Specialty Semiconductor Process, PCB, Display and Component Inspection and Other segments primarily relates to the Orbotech business, which was acquired in February of 2019.

Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

	Three Months Ended				Six Months Ended
(Dollar amounts in thousands)	December 31, 2019		December 31, 2018		December 31, 2019		December 31, 2018
Taiwan	$447,083	30%	$266,534	24%	$833,812	28%	$520,971	24%
China	381,752	25%	269,878	24%	727,608	25%	610,012	28%
Japan	194,804	13%	180,283	16%	401,015	14%	315,861	14%
Korea	181,948	12%	126,968	11%	379,398	13%	280,469	13%
North America	158,517	11%	150,113	13%	340,500	12%	252,242	11%
Europe and Israel	97,466	6%	80,618	7%	156,849	5%	152,287	7%
Rest of Asia	47,883	3%	45,504	5%	83,685	3%	81,316	3%
Total	$1,509,453	100%	$1,119,898	100%	$2,922,867	100%	$2,213,158	100%
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
The following table summarizes the major factors that contributed to the changes in gross margin percentage:

	Gross Margin Percentage
	Three Months Ended	Six Months Ended
December 31, 2018	63.5%	64.3%
Revenue volume of products and services	0.7%	0.5%
Mix of products and services sold	(1.9)%	(2.3)%
Manufacturing labor, overhead and efficiencies	(1.9)%	(2.1)%
Other service and manufacturing costs	(0.2)%	(0.1)%
Impact from Orbotech business	(2.2)%	(2.7)%
December 31, 2019	58.0%	57.6%
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

Segment gross margin(1)

	Three months ended
(Dollar amounts in thousands)	December 31, 2019	December 31, 2018	Q2 FY20 vs. Q2 FY19
Segment gross margin:
Semiconductor Process Control	$795,730	$702,119	$93,611	13%
Specialty Semiconductor Process	41,333	—	41,333	(3)
PCB, Display and Component Inspection(2)	82,538	10,555	71,983	(3)
Other	117	—	117	(3)
	$919,718	$712,674	$207,044	(3)

	Six months ended
(Dollar amounts in thousands)	December 31, 2019	December 31, 2018	Q2 FY20 YTD vs. Q2 FY19 YTD
Segment gross margin:
Semiconductor Process Control	$1,538,072	$1,404,350	$133,722	10%
Specialty Semiconductor Process	79,497	—	79,497	(3)
PCB, Display and Component Inspection(2)	158,606	21,088	137,518	(3)
Other	770	—	770	(3)
	$1,776,945	$1,425,438	$351,507	(3)
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

(2)	Segment gross margin in the three and six months ended December 31, 2018 included the component inspection business only.

(3)	No meaningful comparative information exists for the three and six months ended December 31, 2018.

Three months ended December 31, 2019 compared to three months ended December 31, 2018

Semiconductor Process Control segment gross margin increased primarily due to a higher revenue volume of products and services sold.

Segment gross margins of Specialty Semiconductor Process, PCB, Display and Component Inspection and Other segments primarily relate to the Orbotech business, which was acquired in February 2019.

Six months ended December 31, 2019 compared to six months ended December 31, 2018

Semiconductor Process Control segment gross margin increased primarily due to a higher revenue volume of products and services sold.

Segment gross margins of Specialty Semiconductor Process, PCB, Display and Component Inspection and Other segments primarily relate to the Orbotech business, which was acquired in February 2019.

Research and Development (“R&D”)

(Dollar amounts in thousands)	Three Months Ended
	December 31, 2019	December 31, 2018	Q2 FY20 vs. Q2 FY19
R&D expenses	$220,751	$165,903	$54,848	33%
R&D expenses as a percentage of total revenues	15%	15%

(Dollar amounts in thousands)	Six Months Ended
	December 31, 2019	December 31, 2018	Q2 FY20 YTD vs. Q2 FY19 YTD
R&D expenses	431,331	$319,433	$111,898	35%
R&D expenses as a percentage of total revenues	15%	14%
R&D expenses may fluctuate with product development phases and project timing as well as our R&D efforts. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs, and other expenses.
R&D expenses during the three months ended December 31, 2019 increased compared to the three months ended December 31, 2018, primarily due to an increase in employee-related expenses of $14.5 million as a result of additional engineering headcount and higher variable compensation, and $41.7 million of expenses from the Orbotech business, partially offset by a decrease in engineering materials and supplies expense of $3.3 million.
R&D expenses during the six months ended December 31, 2019 increased compared to the six months ended December 31, 2018, primarily due to an increase in employee-related expenses of $29.7 million as a result of additional engineering headcount and higher variable compensation, and $80.3 million of expenses from the Orbotech business, partially offset by a decrease in engineering materials and supplies expense of $3.6 million.
Our future operating results will depend significantly on our ability to produce products and provide services that have a competitive advantage in our marketplace. To do this, we believe that we must continue to make substantial and focused investments in our research and development. We remain committed to product development in new and emerging technologies.
Selling, General and Administrative (“SG&A”)

	Three Months Ended
(Dollar amounts in thousands)	December 31, 2019	December 31, 2018	Q2 FY20 vs. Q2 FY19
SG&A expenses	$192,253	$112,462	$79,791	71%
SG&A expenses as a percentage of total revenues	13%	10%

	Six Months Ended
(Dollar amounts in thousands)	December 31, 2019	December 31, 2018	Q2 FY20 YTD vs. Q2 FY19 YTD
SG&A expenses	$380,598	$226,900	$153,698	68%
SG&A expenses as a percentage of total revenues	13%	10%
SG&A expenses during the three months ended December 31, 2019 increased compared to the three months ended December 31, 2018, primarily due to an increase in employee-related expenses of $12.5 million as a result of additional headcount and higher employee benefit costs and variable compensation, an increase in consulting expenses of $4.4 million, an increase in depreciation expense of $4.0 million and an increase of $58.1 million related to expenses from the Orbotech business which includes $16.7 million of amortization expense for purchased intangible assets, partially offset by a $3.4 million decrease in acquisition-related expenses.

SG&A expenses during the six months ended December 31, 2019 increased compared to the six months ended December 31, 2018, primarily due to an increase in employee-related expenses of $30.3 million as a result of additional headcount and higher employee benefit costs and variable compensation, an increase in consulting expenses of $5.9 million, an increase in depreciation expense of $5.4 million and an increase of $111.9 million related to expenses from the Orbotech business which includes $36.1 million of amortization expense for purchased intangible assets, partially offset by a $6.4 million decrease in acquisition-related expenses.
Restructuring Charges

In September 2019, management approved a plan to streamline our organization and business processes that included the reduction of workforce, which is expected to be completed in the second half of our fiscal year 2021, and a potential disposition of our solar energy business. Restructuring charges were $2.7 million and $2.8 million for the three and six months ended December 31, 2019. As of December 31, 2019, accrual for restructuring charges was $2.8 million.

We expect to incur additional restructuring charges in future periods in connection with the completion of our workforce reduction. Proceeds from disposition of our solar energy business is not expected to be material. For additional information refer to Note 19, “Restructuring Charges” of the Condensed Consolidated Financial Statements.

Interest Expense and Other Expense (Income), Net

(Dollar amounts in thousands)	Three Months Ended		Six Months Ended
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Interest expense	$40,472	$26,538	$80,822	$52,900
Other expense (income), net	$(2,568)	$(9,228)	$(4,186)	$(19,253)
Interest expense as a percentage of total revenues	3%	2%	3%	2%
Other expense (income), net as a percentage of total revenues	—%	1%	—%	1%
The increase in interest expense during the three and six months ended December 31, 2019 compared to the three and six months ended December 31, 2018, is primarily due to interest on the $1.20 billion Senior Notes issued in March 2019.
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
The decrease in other expense (income), net during the three months ended December 31, 2019 compared to the three months ended December 31, 2018 was primarily due to a decrease in interest income as a result of lower investment balances as well as lower interest rate.
The decrease in other expense (income), net during the six months ended December 31, 2019 compared to the six months ended December 31, 2018 was primarily due to a decrease in interest income of $10.1 million and higher net foreign exchange losses of $3.4 million.
Provision for Income Taxes
The following table provides details of income taxes:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollar amounts in thousands)	2019	2018	2019	2018
Income before income taxes	$424,927	$415,963	$796,443	$843,531
Provision for income taxes	$44,622	$46,863	$69,742	$78,487
Effective tax rate	10.5%	11.3%	8.8%	9.3%
Tax expense was lower as a percentage of income before taxes during the three months ended December 31, 2019 compared to the three months ended December 31, 2018 primarily due to the impact of the following items:

•	Tax expense decreased by $4.1 million during the three months ended December 31, 2019 relating to an increase in excess tax benefit from our employee stock-based compensation; and

•	Tax expense decreased by $2.0 million during the three months ended December 31, 2019 relating to an increase in the Foreign Derived Intangible Income deduction.
Tax expense was lower as a percentage of income before taxes during the six months ended December 31, 2019 compared to the six months ended December 31, 2018 primarily due to the impact of the following items:

•	Tax expense decreased by $2.9 million during the six months ended December 31, 2019 relating to an increase in excess tax benefit from our employee stock-based compensation; and

•	Tax expense decreased by $3.7 million during the six months ended December 31, 2019 relating to an increase in the Foreign Derived Intangible Income deduction.
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
In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to U.S, federal income tax examinations for all years beginning from the fiscal year ended June 30, 2017. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2015. We are also subject to examinations in other major foreign jurisdictions, including Singapore and Israel, for all years beginning from the calendar year ended December 31, 2012. We are under audit in Germany related to Orbotech for the years ended December 31, 2013 to December 31, 2015. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material adverse effect on our results of operations or cash flows in the period or periods for which that determination is made.
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

Liquidity and Capital Resources

(Dollar amounts in thousands)	As of December 31, 2019	As of June 30, 2019
Cash and cash equivalents	$939,864	$1,015,994
Marketable securities	737,658	723,391
Total cash, cash equivalents and marketable securities	$1,677,522	$1,739,385
Percentage of total assets	18%	19%

	Six months ended December 31,
(In thousands)	2019	2018
Cash flows:
Net cash provided by operating activities	$883,976	$663,577
Net cash (used in) provided by investing activities	(154,841)	523,482
Net cash used in financing activities	(805,643)	(797,144)
Effect of exchange rate changes on cash and cash equivalents	378	(315)
Net (decrease) increase in cash and cash equivalents	$(76,130)	$389,600
Cash and Cash Equivalents and Marketable Securities:
As of December 31, 2019, our cash, cash equivalents and marketable securities totaled $1.68 billion, which represents a decrease of $61.9 million from June 30, 2019. The decrease is mainly due to stock repurchases of $513.1 million, cash used for payment of dividends and dividend equivalents of $256.3 million, and $78.5 million paid to fund business acquisitions, partially offset by cash provided by operating activities.
As of December 31, 2019, $744.8 million of our $1.68 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to indefinitely reinvest $466.1 million of the cash, cash equivalents and marketable securities held by our foreign subsidiaries for which we assert that earnings are permanently reinvested. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay state and foreign taxes of approximately 1%-22% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued state and foreign tax on the remaining cash of $278.7 million of the $744.8 million held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Cash Dividends:
During the three months ended December 31, 2019, our Board of Directors declared a regular quarterly cash dividend of $0.85 per share on our outstanding common stock, which was paid on December 3, 2019 to our stockholders of record as of the close of business on November 18, 2019. During the same period in fiscal year 2018, our Board of Directors declared and paid a regular quarterly cash dividend of $0.75 per share on our outstanding common stock. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended December 31, 2019 and 2018 was $134.7 million and $114.5 million, respectively. The total amount of regular quarterly cash dividends and dividend equivalents paid during the six months ended December 31, 2019 and 2018 was $256.3 million and $234.3 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested restricted stock units (RSUs) with dividend equivalent rights as of December 31, 2019 and June 30, 2019 was $7.1 million and $7.3 million, respectively. These amounts will be paid upon vesting of the underlying unvested RSU as described in Note 10, “Equity, Long-term Incentive Compensation Plans and Non-Controlling Interest” to the Condensed Consolidated Financial Statements.
Stock Repurchases:
The shares repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the six months ended December 31, 2019 and 2018. The stock repurchase program is intended, in part, to offset shares issued in connection with the purchases under our Employee Stock Purchase Plan (“ESPP”) program and the vesting of employee restricted stock units.

Cash Flows from Operating Activities:
We have historically financed our liquidity requirements through cash generated from our operations. Net cash provided by operating activities during the six months ended December 31, 2019 increased by $220.4 million compared to the six months ended December 31, 2018 primarily as a result of the following factors:

•	An increase in collections of approximately $628.0 million mainly driven by higher shipments and inclusion of Orbotech during the six months ended December 31, 2019;

•	Lower income tax payments of approximately $42.1 million; partially offset by

•	An increase in accounts payable payments of approximately $243.0 million mainly due to the inclusion of Orbotech during the six months ended December 31, 2019;

•	An increase in employee related payments of approximately $187.0 million mainly due to the inclusion of Orbotech during the six months ended December 31, 2019;

•	An increase of debt interest payments of approximately $29.0 million related to Senior Notes issued in March 2019 for the Orbotech acquisition.
Cash Flows from Investing Activities:
Net cash used in investing activities during the six months ended December 31, 2019 was $154.8 million compared to cash provided by investing activities of $523.5 million during the six months ended December 31, 2018. This change was mainly due to lower net sales and maturities of marketable securities of $594.0 million, and an increase in cash paid for business acquisitions of $66.7 million.
Cash Flows from Financing Activities:
Net cash used in financing activities during the six months ended December 31, 2019 was $805.6 million compared to cash used in financing activities of $797.1 million during the six months ended December 31, 2018. This change was mainly due to the net repayment of debt of $25.0 million, and an increase in dividend and dividend equivalent payments of $19.0 million, partially offset by a decrease in cash used for common stock repurchases of $37.1 million.
Senior Notes:
In March 2019 and November 2014, we issued $1.20 billion and $2.50 billion, respectively (each a “2019 Senior Notes”, a “2014 Senior Notes”, and collectively the “Senior Notes”), aggregate principal amount of senior, unsecured long-term notes. In October 2019, we repaid $250.0 million of Senior Notes.
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
As of December 31, 2019, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility:
In November 2017, we entered into a Credit Agreement (the “Credit Agreement”) providing for a $750.0 million five-year unsecured Revolving Credit Facility (the “Revolving Credit Facility”), which replaced our prior Credit Facility. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased in an amount up to $250.0 million in the aggregate. In November 2018, we entered into an Incremental Facility, Extension and Amendment Agreement (the “Amendment”), which amends the Credit Agreement to (a) extend the Maturity Date (the “Maturity Date”) from November 30, 2022 to November 30, 2023, (b) increase the total commitment by $250.0 million and (c) effect certain other amendments to the Credit Agreement as set forth in the Amendment. After giving effect to the Amendment, the total commitments under the Credit Agreement are $1.00 billion. During the second quarter of the fiscal year ending June 30, 2020, we borrowed $250 million from the Revolving Credit Facility and made a principal payment of $25.0 million within the same quarter. As of December 31, 2019, we had outstanding $225.0 million aggregate principal amount of borrowings under the Revolving Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the Maturity Date, at which time such Revolving Credit Facility will terminate, and all outstanding loans under such facility, together with all accrued and unpaid interest, must be repaid. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility will bear interest, at our option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to 175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to our credit rating. As of December 31, 2019, we elected to pay interest on the borrowed amount under the Revolving Credit Facility at LIBOR plus a spread of 112.5 bps, and we pay an annual commitment fee of 12.5 bps on the daily undrawn balance of the Revolving Credit Facility.
The Revolving Credit Facility requires us to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, we are required to maintain the maximum leverage ratio as described in the Credit Agreement, on a quarterly basis of 3.00 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of December 31, 2019, our maximum allowed leverage ratio was 4.00 to 1.00 following the Orbotech Acquisition.
We were in compliance with all covenants under the Credit Agreement as of December 31, 2019 (the interest expense coverage ratio was 12.88 to 1.00 and the leverage ratio was 1.73 to 1.00) and had no outstanding borrowings under the unfunded Revolving Credit Facility. Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2020.
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

Working Capital:
Working capital was $2.66 billion as of December 31, 2019, which represents an increase of $112.6 million compared to our working capital of $2.55 billion as of June 30, 2019. As of December 31, 2019, our principal sources of liquidity consisted of $1.68 billion of cash, cash equivalents and marketable securities. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions, and other factors such as uncertainty in the global and regional economies and the semiconductor, semiconductor related and electronic device industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and availability under our $1.00 billion Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.
Our credit ratings as of December 31, 2019 are summarized below:

Rating Agency	Rating
Fitch	BBB+
Moody’s	Baa1
Standard & Poor’s	BBB
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, material acquisitions and changes in our business strategy.
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial position, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 15 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements for information related to indemnification obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analysis performed on our financial position as of December 31, 2019. Actual results may differ materially.
As of December 31, 2019, we had an investment portfolio of fixed income securities of $752.3 million. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of December 31, 2019, the fair value of the portfolio would have declined by $5.1 million.
In March 2019 and November 2014, we issued $1.20 billion and $2.50 billion, respectively, (each, a “2019 Senior Notes”, a “2014 Senior Notes”, and collectively the “Senior Notes”) aggregate principal amount of fixed rate senior, unsecured long-term notes. The fair market value of long-term fixed interest rate notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2019, the fair value and the book value of our Senior Notes were $3.56 billion and $3.43 billion, respectively, due in various fiscal years ranging from 2020 to 2049. Additionally, the interest expense for the 2014 Senior Notes is subject to interest rate adjustments following a downgrade of our credit ratings below investment grade by the credit rating agencies. Following a rating change below investment grade, the stated interest rate for each series of the 2014 Senior Notes may increase between 25 bps to 100 bps based on the adjusted credit rating. Refer to Note 8, “Debt,” to the Condensed Consolidated Financial Statements in Part I, Item 1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2 for additional details. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor, semiconductor related, and electronic industries, our financial position, and changes in our business strategy. As of December 31, 2019, if our credit rating was downgraded below investment grade by Moody’s and S&P, the maximum potential increase to our annual interest expense on the 2014 Senior Notes, considering a 200 bps increase to the stated interest rate for each series of our 2014 Senior Notes, is estimated to be approximately $40.0 million. Unlike the 2014 Senior Notes, the interest rate for each series of the 2019 Senior Notes will not be subject to such adjustments.

In November 2017, we entered into a Credit Agreement (the “Credit Agreement”) for a $750.0 million five-year unsecured Revolving Credit Facility (the “Revolving Credit Facility”), which replaced our prior Credit Agreement. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased in an amount up to $250.0 million in the aggregate. In November 2018, we entered into an Incremental Facility, Extension and Amendment Agreement (the “Amendment”), which amends the Credit Agreement to (a) extend the Maturity Date (the “Maturity Date”) from November 30, 2022 to November 30, 2023, (b) increase the total commitment by $250.0 million and (c) effect certain other amendments to the Credit Agreement as set forth in the Amendment. After giving effect to the Amendment, the total commitments under the Credit Agreement are $1.00 billion. During the second quarter of the fiscal year ending June 30, 2020, we borrowed $250 million from the Revolving Credit Facility and made a principal payment of $25.0 million within the same quarter. As of December 31, 2019, we had outstanding $225.0 million aggregate principal amount of borrowings under the Revolving Credit Facility. As of December 31, 2019, we elected to pay interest on the borrowed amount under the Revolving Credit Facility at the London Interbank Offered Rate (“LIBOR”) plus a spread. The spread ranges from 100 bps to 175 bps based on the adjusted credit rating. The fair value of the borrowings under the Revolving Credit Facility is subject to interest rate risk only to the extent of the fixed spread portion of the interest rates which does not fluctuate with change in interest rates. We are also obligated to pay an annual commitment fee of 12.5 bps on the daily undrawn balance of the Revolving Credit Facility which is subject to an adjustment in conjunction with our credit rating downgrades or upgrades. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the Revolving Credit Facility, depending upon the then effective credit rating. As of December 31, 2019, if LIBOR-based interest rates increased by 100 bps, the change would increase our annual interest expense annually by approximately $2.2 million as it relates to our borrowings under the Revolving Credit Facility. Additionally, as of December 31, 2019, if our credit ratings were downgraded to be below investment grade, the maximum potential increase to our annual commitment fee for the Revolving Credit Facility, using the highest range of the ranges discussed above, is estimated to be approximately $1.4 million.

See Note 5, “Marketable Securities,” to the Condensed Consolidated Financial Statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio that we held as of December 31, 2019.
As of December 31, 2019, we had net forward and option contracts to sell $84.4 million in foreign currency in order to hedge certain currency exposures (see Note 16, “Derivative Instruments and Hedging Activities,” to the Condensed Consolidated Financial Statements for additional details). If we had entered into these contracts on December 31, 2019, the U.S. dollar equivalent would have been $82.9 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $35.3 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our results of operations or cash flows.

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
We have a leveraged capital structure.
As of December 31, 2019, we had $3.43 billion aggregate principal amount of outstanding indebtedness, consisting of $3.20 billion aggregate principal amount of senior, unsecured long-term notes and $225.0 million borrowed under our Revolving Credit Facility, which includes an additional $775.0 million in unfunded commitments. We may incur additional indebtedness in the future by accessing the unfunded portion of our Revolving Credit Facility and/or entering into new financing arrangements. For example, at the same time we announced our intention to acquire Orbotech, we also announced a new stock repurchase program authorizing the repurchase up to $2.00 billion of our common stock, a large portion of which would be financed with new indebtedness. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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

In the past, we have recorded material charges related to the impairment of our goodwill and purchased intangible assets. Goodwill represents the excess of costs over the net fair value of net assets acquired in a business combination. Goodwill is not amortized, but is instead tested for impairment at least annually in accordance with authoritative guidance for goodwill. Purchased intangible assets with estimable useful lives are amortized over their respective estimated useful lives based on economic benefit if known or using the straight-line method, and are reviewed for impairment in accordance with authoritative guidance for long-lived assets. The valuation of goodwill and intangible assets requires assumptions and estimates of many critical factors, including but not limited to declines in our operating cash flows, declines in our stock price or market capitalization, declines in our market share, and declines in revenues or profits. A substantial decline in our stock price, or any other adverse change in market conditions, particularly if such change has the effect of changing one of the critical assumptions or estimates we previously used to calculate the value of our goodwill or intangible assets (and, as applicable, the amount of any previous impairment charge), could result in a change to the estimation of fair value that could result in an additional impairment charge.
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
We have significant manufacturing operations in the United States, Singapore, Israel, Germany, United Kingdom, Italy and China. In addition, our business is international in nature, with our sales, service and administrative personnel and our customers located in numerous countries throughout the world. Operations at our manufacturing facilities and our assembly subcontractors, as well as our other operations and those of our customers, are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, health epidemics (including the recent coronavirus outbreak in China), fire, earthquake, volcanic eruptions, energy shortages, flooding or other natural disasters. Such disruption could cause delays in, among other things, shipments of products to our customers, our ability to perform services requested by our customers, or the installation and acceptance of our products at customer sites. We cannot provide any assurance that alternate means of conducting our operations (whether through alternate production capacity or service providers or otherwise) would be available if a major disruption were to occur or that, if such alternate means were available, they could be obtained on favorable terms.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2019 to October 31, 2019	567,056	$162.24	567,056	$1,538,199,847
November 1, 2019 to November 30, 2019	729,345	$168.09	729,345	$1,415,603,314
December 1, 2019 to December 31, 2019	393,508	$167.72	393,508	$1,349,604,904
Total	1,689,909	$166.04	1,689,909
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

10.1	Amendment to Employment Agreement dated November 14, 2019 by and between Orbotech Ltd. and Amichai Steimberg *+

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a) /15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Denotes a management contract, plan or arrangement.
+ Confidential treatment has been requested as to a portion of this exhibit.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA CORPORATION
(Registrant)

February 5, 2020	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

February 5, 2020	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 5, 2020	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)