Form 10-Q
period 2020-03-31
KLA CORP
filed 2020-05-06
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

As of April 20, 2020, there were 155,048,894 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
KLA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	March 31, 2020	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$946,175	$1,015,994
Marketable securities	688,356	723,391
Accounts receivable, net	1,119,263	990,113
Inventories	1,264,130	1,262,500
Other current assets	300,541	323,077
Total current assets	4,318,465	4,315,075
Land, property and equipment, net	497,743	448,799
Goodwill	2,043,129	2,211,858
Deferred income taxes	207,958	206,141
Purchased intangible assets, net	1,437,844	1,560,670
Other non-current assets	340,807	265,973
Total assets	$8,845,946	$9,008,516
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$243,234	$202,416
Deferred system revenue	336,383	282,348
Deferred service revenue	214,238	206,669
Current portion of long-term debt	—	249,999
Other current liabilities	859,419	827,054
Total current liabilities	1,653,274	1,768,486
Non-current liabilities:
Long-term debt	3,443,937	3,173,383
Deferred tax liabilities	647,220	702,285
Deferred service revenue	100,375	98,772
Other non-current liabilities	675,944	587,897
Total liabilities	6,520,750	6,330,823
Commitments and contingencies (Note 14 and Note 15)
Stockholders’ equity:
Common stock and capital in excess of par value	2,019,071	2,017,312
Retained earnings	376,656	714,825
Accumulated other comprehensive income (loss)	(88,294)	(73,029)
Total KLA stockholders’ equity	2,307,433	2,659,108
Non-controlling interest in consolidated subsidiaries	17,763	18,585
Total stockholders’ equity	2,325,196	2,677,693
Total liabilities and stockholders’ equity	$8,845,946	$9,008,516

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share amounts)	2020	2019	2020	2019
Revenues:
Product	$1,051,096	$793,224	$3,253,621	$2,474,652
Service	372,868	304,087	1,093,210	835,817
Total revenues	1,423,964	1,097,311	4,346,831	3,310,469
Costs and expenses:
Costs of revenues	590,158	486,945	1,828,017	1,276,592
Research and development	215,433	184,887	646,764	504,320
Selling, general and administrative	185,760	182,184	566,358	409,084
Goodwill impairment	256,649	—	256,649	—
Interest expense	39,231	31,187	120,053	84,087
Loss on extinguishment of debt	22,538	—	22,538	—
Other expense (income), net	(1,004)	(9,282)	(5,190)	(28,535)
Income before income taxes	115,199	221,390	911,642	1,064,921
Provision for income taxes	37,190	28,745	106,932	107,232
Net income	78,009	192,645	804,710	957,689
Less: Net loss attributable to non-controlling interest	(443)	(83)	(822)	(83)
Net income attributable to KLA	$78,452	$192,728	$805,532	$957,772
Net income per share attributable to KLA
Basic	$0.50	$1.23	$5.12	$6.20
Diluted	$0.50	$1.23	$5.08	$6.17
Weighted-average number of shares:
Basic	156,067	156,349	157,356	154,561
Diluted	157,172	157,182	158,586	155,310

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2020	2019	2020	2019
Net income	$78,009	$192,645	$804,710	$957,689
Other comprehensive income (loss):
Currency translation adjustments:
Cumulative currency translation adjustments	(3,769)	(1,031)	(3,363)	(5,104)
Income tax (provision) benefit	114	442	260	442
Net change related to currency translation adjustments	(3,655)	(589)	(3,103)	(4,662)
Cash flow hedges:
Net unrealized gains (losses) arising during the period	(19,333)	(1,379)	(17,785)	(6,567)
Reclassification adjustments for net (gains) losses included in net income	(2,904)	(946)	(1,252)	(3,719)
Income tax (provision) benefit	4,816	461	4,380	1,641
Net change related to cash flow hedges	(17,421)	(1,864)	(14,657)	(8,645)
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	425	438	1,103	993
Available-for-sale securities:
Net unrealized gains (losses) arising during the period	(695)	3,922	1,104	8,681
Reclassification adjustments for net (gains) losses included in net income	(432)	313	(346)	1,263
Income tax (provision) benefit	242	(680)	634	(1,759)
Net change related to available-for-sale securities	(885)	3,555	1,392	8,185
Other comprehensive income (loss)	(21,536)	1,540	(15,265)	(4,129)
Less: Comprehensive loss attributable to non-controlling interest	(443)	(83)	(822)	(83)
Total comprehensive income attributable to KLA	$56,916	$194,268	$790,267	$953,643

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of June 30, 2019	159,475	$2,017,312	$714,825	$(73,029)	$2,659,108	$18,585	$2,677,693
Net income attributable to KLA	—	—	346,525	—	346,525	—	346,525
Other comprehensive income	—	—	—	1,174	1,174	—	1,174
Net loss attributable to non-controlling interest	—	—	—	—	—	(129)	(129)
Net issuance under employee stock plans	281	(23,423)	—	—	(23,423)	—	(23,423)
Repurchase of common stock	(1,659)	(20,988)	(207,508)	—	(228,496)	—	(228,496)
Cash dividends ($0.75 per share) and dividend equivalents declared	—	—	(120,669)	—	(120,669)	—	(120,669)
Stock-based compensation expense	—	26,944	—	—	26,944	—	26,944
Balance as of September 30, 2019	158,097	1,999,845	733,173	(71,855)	2,661,163	18,456	2,679,619
Net income attributable to KLA	—	—	380,555	—	380,555	—	380,555
Other comprehensive income	—	—	—	5,097	5,097	—	5,097
Net loss attributable to non-controlling interest	—	—	—	—	—	(250)	(250)
Net issuance under employee stock plans	442	12,262	—	—	12,262	—	12,262
Repurchase of common stock	(1,690)	(21,375)	(259,218)	—	(280,593)	—	(280,593)
Cash dividends ($0.85 per share) and dividend equivalents declared	—	—	(135,509)	—	(135,509)	—	(135,509)
Stock-based compensation expense	—	26,789	—	—	26,789	—	26,789
Balance as of December 31, 2019	156,849	2,017,521	719,001	(66,758)	2,669,764	18,206	2,687,970
Net income attributable to KLA	—	—	78,452	—	78,452	—	78,452
Other comprehensive income	—	—	—	(21,536)	(21,536)	—	(21,536)
Net loss attributable to non-controlling interest	—	—	—	—	—	(443)	(443)
Net issuance under employee stock plans	177	(4,284)	—	—	(4,284)	—	(4,284)
Repurchase of common stock	(1,977)	(25,436)	(286,559)	—	(311,995)	—	(311,995)
Cash dividends ($0.85 per share) and dividend equivalents declared	—	—	(134,238)	—	(134,238)	—	(134,238)
Stock-based compensation expense	—	31,270	—	—	31,270	—	31,270
Balance as of March 31, 2020	155,049	$2,019,071	$376,656	$(88,294)	$2,307,433	$17,763	$2,325,196

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of June 30, 2018	156,048	$617,999	$1,056,445	$(53,933)	$1,620,511	$—	$1,620,511
Adoption of ASC 606	—	—	(21,215)	75	(21,140)	—	(21,140)
Reclassification of stranded tax effects	—	—	10,920	(10,920)	—	—	—
Balance as of July 1, 2018	156,048	617,999	1,046,150	(64,778)	1,599,371	—	1,599,371
Net income attributable to KLA	—	—	395,944	—	395,944	—	395,944
Other comprehensive income	—	—	—	8,611	8,611	—	8,611
Net issuance under employee stock plans	332	(26,961)	—	—	(26,961)	—	(26,961)
Repurchase of common stock	(2,781)	(11,010)	(296,777)	—	(307,787)	—	(307,787)
Cash dividends ($0.75 per share) and dividend equivalents declared	—	—	(117,947)	—	(117,947)	—	(117,947)
Stock-based compensation expense	—	16,138	—	—	16,138	—	16,138
Balance as of September 30, 2018	153,599	596,166	1,027,370	(56,167)	1,567,369	—	1,567,369
Net income attributable to KLA	—	—	369,100	—	369,100	—	369,100
Other comprehensive loss	—	—	—	(14,280)	(14,280)	—	(14,280)
Net issuance under employee stock plans	321	17,323	—	—	17,323	—	17,323
Repurchase of common stock	(2,556)	(9,919)	(232,482)	—	(242,401)	—	(242,401)
Cash dividends ($0.75 per share) and dividend equivalents declared	—	—	(115,184)	—	(115,184)	—	(115,184)
Stock-based compensation expense	—	15,695	—	—	15,695	—	15,695
Balance as of December 31, 2018	151,364	619,265	1,048,804	(70,447)	1,597,622	—	1,597,622
Net income attributable to KLA	—	—	192,728	—	192,728	—	192,728
Net loss attributable to non-controlling interest	—	—	—	—	—	(83)	(83)
Other comprehensive income	—	—	—	1,540	1,540	—	1,540
Assumption of stock-based compensation plan awards in connection with the acquisition of Orbotech	—	13,281	—	—	13,281	—	13,281
Common stock issued upon the acquisition of Orbotech	12,292	1,330,786	—	—	1,330,786	—	1,330,786
Net issuance under employee stock plans	26	(371)	—	—	(371)	—	(371)
Repurchase of common stock	(1,770)	(7,240)	(198,777)	—	(206,017)	—	(206,017)
Cash dividends ($0.75 per share) and dividend equivalents declared	—	—	(114,669)	—	(114,669)	—	(114,669)
Non-controlling interest in connection with the acquisition of Orbotech	—	—	—	—	—	36,578	36,578
Stock-based compensation expense	—	34,193	—	—	34,193	—	34,193
Balance as of March 31, 2019	161,912	$1,989,914	$928,086	$(68,907)	$2,849,093	$36,495	$2,885,588

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$804,710	$957,689
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	256,649	—
Depreciation and amortization	269,112	105,338
Loss on extinguishment of debt	22,538	—
Loss on unrealized foreign exchange and other	1,394	4,863
Stock-based compensation expense	85,003	66,026
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	(128,793)	(92,586)
Inventories	(18,208)	(72,740)
Other assets	(29,271)	15,057
Accounts payable	41,239	(17,795)
Deferred system revenue	54,035	(67,428)
Deferred service revenue	7,574	(16,485)
Other liabilities	(18,460)	(54,768)
Settlement of treasury lock agreement	(21,518)	—
Net cash provided by operating activities	1,326,004	827,171
Cash flows from investing activities:
Acquisition of non-marketable securities	—	(630)
Business acquisitions, net of cash acquired	(78,600)	(1,818,283)
Capital expenditures	(110,885)	(74,652)
Proceeds from disposition of non-marketable securities	1,086	—
Purchases of available-for-sale securities	(564,655)	(2,686)
Proceeds from sale of available-for-sale securities	104,770	239,528
Proceeds from maturity of available-for-sale securities	491,269	443,107
Purchases of trading securities	(68,657)	(62,428)
Proceeds from sale of trading securities	72,619	64,623
Net cash used in investing activities	(153,053)	(1,211,421)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	742,004	1,186,263
Proceeds from revolving credit facility	250,000	900,000
Repayment of debt	(996,033)	(902,474)
Common stock repurchases	(829,084)	(750,216)
Payment of dividends to stockholders	(389,659)	(350,900)
Issuance of common stock	25,285	20,556
Tax withholding payments related to vested and released restricted stock units	(40,733)	(30,575)
Payment of contingent consideration payable	(60)	(513)
Net cash (provided by) used in financing activities	(1,238,280)	72,141
Effect of exchange rate changes on cash and cash equivalents	(4,490)	(110)
Net (decrease) increase in cash and cash equivalents	(69,819)	(312,219)
Cash and cash equivalents at beginning of period	1,015,994	1,404,382
Cash and cash equivalents at end of period	$946,175	$1,092,163
Supplemental cash flow disclosures:
Income taxes paid	$162,718	$164,701
Interest paid	$114,662	$55,529
Non-cash activities:
Issuance of common stock for the acquisition of Orbotech - financing activities	$—	$1,330,786
Contingent consideration payable - financing activities	$6,128	$6,740
Dividends payable - financing activities	$4,578	$6,494
Unsettled common stock repurchase - financing activities	$—	$5,988
Accrued debt issuance costs - financing activities	$193	$2,530
Accrued purchases of land, property and equipment - investing activities	$17,137	$6,370
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
The results of operations for the three and nine months ended March 31, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2020.
Certain reclassifications have been made to the prior year’s Condensed Consolidated Financial Statements to conform to the current year presentation. The reclassifications did not have material effects on the prior year’s Condensed Consolidated Balance Sheets, Statements of Operations, Comprehensive Income and Cash Flows.
Acquisition of Orbotech, Ltd. On February 20, 2019 (the “Closing Date” or “Acquisition Date”), we completed the acquisition of Orbotech, Ltd. (“Orbotech”) for total consideration of $3.26 billion. The acquisition of Orbotech is referred to as the “Orbotech Acquisition”. The Orbotech Acquisition was accounted for by applying the acquisition method of accounting for business combinations. The unaudited Condensed Consolidated Financial Statements in this report include the financial results of Orbotech prospectively from the Acquisition Date. For additional details, refer to Note 6 “Business Combinations” of the Notes to the Condensed Consolidated Financial Statements.
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
Comparability. Effective July 1, 2019, we adopted ASC 842, Leases (“ASC 842”). Prior periods were not retrospectively restated, and accordingly, the Consolidated Balance Sheet as of June 30, 2019, and the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2019 were prepared using accounting standards that were different than those in effect for the three and nine months ended March 31, 2020.
Significant Accounting Policies. We updated our accounting policies for Leases effective July 1, 2019. There have been no other material changes to our significant accounting policies in Note 1 “Description of Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
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
KLA adopted the new standard on July 1, 2019, the first day of fiscal 2020, using the optional adoption method whereby we did not adjust comparative period financial statements. Consequently, prior period balances and disclosures have not been restated. KLA elected certain practical expedients, which among other things, allowed us to carry forward prior conclusions about lease identification and classification. The adoption of ASC 842 resulted in the balance sheet recognition of additional lease assets and lease liabilities of $110.7 million and $108.7 million, respectively, related primarily to facilities, vehicles and other equipment. The adoption of ASC 842 did not have a material impact on beginning retained earnings, the Condensed Consolidated Statement of Operations, Cash Flows, or earnings per share. Additionally, the adoption of ASC 842 did not have a material impact on the Condensed Consolidated Financial Statements for arrangements in which KLA is the lessor. For additional information regarding KLA’s leases, see Note 9 “Leases” in the Notes to the Condensed Consolidated Financial Statements.
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

	As of	As of
(In thousands, except for percentage)	March 31, 2020	July 1, 2019	$ Change	% Change
Accounts receivable, net	$1,119,263	$990,113	$129,150	13%
Contract assets	$91,382	$94,015	$(2,633)	(3)%
Contract liabilities	$650,996	$587,789	$63,207	11%

Our payment terms and conditions vary by contract type, although terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of shipment, with the remainder payable within 30 days of acceptance.
The change in contract assets during the nine months ended March 31, 2020 was mainly due to $54.0 million of contract assets reclassified to net accounts receivable as our right to consideration for these contract assets became unconditional, partially offset by $51.3 million of revenue recognized for which the payment is subject to conditions other than passage of time. Contract assets are included in Other current assets on our Condensed Consolidated Balance Sheet.
During the nine months ended March 31, 2020, we recognized revenue of $431.8 million that was included in contract liabilities as of July 1, 2019. This was partially offset by the value of products and services billed to customers for which control of the products and service has not transferred to the customers. Contract liabilities are included in current and non-current liabilities on our Condensed Consolidated Balance Sheets.

Remaining Performance Obligations
As of March 31, 2020, we had $2.30 billion of remaining performance obligations, which represents our obligation to deliver products and services, and consists primarily of sales orders where written customer requests have been received. We expect to recognize approximately 5% to 15% of these performance obligations as revenue beyond the next twelve months, subject to risk of delays, pushouts, and cancellation by the customer, usually with limited or no penalties.
Refer to Note 18 “Segment Reporting and Geographic Information” of the Notes to the Condensed Consolidated Financial Statements for information related to revenue by geographic region as well as significant product and service offerings.
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
As of March 31, 2020, the types of instruments valued based on quoted market prices in active markets included money market funds, certain U.S. Treasury securities and U.S. Government agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
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
The fair value of deferred payments and contingent consideration payable, the majority of which were recorded in connection with business combinations, were classified as Level 3 and estimated using significant inputs that were not observable in the market. See Note 6 “Business Combinations” of the Notes to the Condensed Consolidated Financial Statements for additional information.

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on our Condensed Consolidated Balance Sheets as follows:

As of March 31, 2020 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Little or No Market Activity Inputs (Level 3)
Assets
Cash equivalents:
Corporate debt securities	$1,714	$—	$1,714	$—
Money market funds and other	415,952	415,952	—	—
U.S. Treasury securities	—	—	—	—
Marketable securities:
Corporate debt securities	385,161	—	385,161	—
Municipal securities	19,683	—	19,683	—
Sovereign securities	6,048	—	6,048	—
U.S. Government agency securities	78,680	78,680	—	—
U.S. Treasury securities	196,975	179,980	16,995	—
Total cash equivalents and marketable securities(1)	1,104,213	674,612	429,601	—
Other current assets:
Derivative assets	10,558	—	10,558	—
Other non-current assets:
Executive Deferred Savings Plan	187,937	148,741	39,196	—
Total financial assets(1)	$1,302,708	$823,353	$479,355	$—
Liabilities
Derivative liabilities	$(906)	$—	$(906)	$—
Deferred payments	(6,600)	—	—	(6,600)
Contingent consideration payable	(16,144)	—	—	(16,144)
Total financial liabilities	$(23,650)	$—	$(906)	$(22,744)
________________
(1) Excludes cash of $444.5 million held in operating accounts and time deposits of $85.8 million as of March 31, 2020.

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
There were no transfers between Level 1, Level 2 and Level 3 fair value measurements during the nine months ended March 31, 2020. See Note 8 “Debt” of the Notes to the Condensed Consolidated Financial Statements for disclosure of the fair value of our Senior Notes.

NOTE 4 – FINANCIAL STATEMENT COMPONENTS
Condensed Consolidated Balance Sheets

(In thousands)	As of March 31, 2020	As of June 30, 2019
Accounts receivable, net:
Accounts receivable, gross	$1,131,068	$1,002,114
Allowance for doubtful accounts	(11,805)	(12,001)
	$1,119,263	$990,113
Inventories:
Raw materials	$449,251	$444,627
Customer service parts	340,191	328,515
Work-in-process	324,423	285,191
Finished goods	150,265	204,167
	$1,264,130	$1,262,500
Other current assets:
Contract assets	$91,382	$94,015
Prepaid expenses	71,975	88,387
Deferred costs of revenue	73,326	70,721
Prepaid income and other taxes	36,870	51,889
Other current assets	26,988	18,065
	$300,541	$323,077
Land, property and equipment, net:
Land	$67,859	$67,883
Buildings and leasehold improvements	398,999	402,678
Machinery and equipment	659,048	669,316
Office furniture and fixtures	30,022	28,282
Construction-in-process	79,035	26,029
	1,234,963	1,194,188
Less: accumulated depreciation	(737,220)	(745,389)
	$497,743	$448,799
Other non-current assets:
Executive Deferred Savings Plan(1)	$187,936	$207,581
Operating lease right of use assets	98,104	—
Other non-current assets	54,767	58,392
	$340,807	$265,973
Other current liabilities:
Compensation and benefits	$287,012	$226,462
Executive Deferred Savings Plan	189,331	208,926
Customer credits and advances	124,109	133,677
Other accrued expenses	164,195	202,647
Income taxes payable	31,601	23,350
Interest payable	34,651	31,992
Operating lease liabilities	28,520	—
	$859,419	$827,054
Other non-current liabilities:
Income taxes payable	$383,356	$392,266
Pension liabilities	80,628	79,622
Operating lease liabilities	67,524	—
Other non-current liabilities	144,436	116,009
	$675,944	$587,897

________________

(1)
We have a non-qualified deferred compensation plan (known as “Executive Deferred Savings Plan” or “EDSP”) under which certain employees and non-employee directors may defer a portion of their compensation. The expense (benefit) associated with changes in the EDSP liability included in selling, general and administrative expense was $(29.4) million and $19.3 million during the three months ended March 31, 2020 and 2019, respectively and was $(15.5) million and $7.0 million during the nine months ended March 31, 2020 and 2019, respectively. The amount of net gains (losses) associated with changes in the EDSP assets included in selling, general and administrative expense was $(29.4) million and $19.7 million during the three months ended March 31, 2020 and 2019, respectively and was $(15.3) million and $7.7 million during the nine months ended March 31, 2020 and 2019, respectively. For additional details, refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (“OCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of March 31, 2020	$(47,144)	$(224)	$(23,382)	$(17,544)	$(88,294)

Balance as of June 30, 2019	$(44,041)	$(1,616)	$(8,725)	$(18,647)	$(73,029)

The effects on net income (loss) of amounts reclassified from accumulated OCI to the Condensed Consolidated Statement of Operations for the indicated period were as follows (in thousands):

	Location in the Condensed Consolidated	Three Months Ended March 31,		Nine Months Ended March 31,
Accumulated OCI Components	Statements of Operations	2020	2019	2020	2019
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts(1)	Revenues	$3,051	$655	$3,416	$3,343
	Costs of revenues and operating expenses	12	(17)	(1,806)	(309)
	Interest expense	(159)	150	(358)	527
	Other expense (income), net	—	158	—	158
	Net gains (losses) reclassified from accumulated OCI	$2,904	$946	$1,252	$3,719
Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$(432)	$(313)	$(346)	$(1,263)

__________________

(1)
Reflects the new accounting guidance for hedge accounting, which was adopted in the second quarter of fiscal year 2019. For additional details, refer to Note 16 “Derivative Instruments and Hedging Activities” of the Notes to the Condensed Consolidated Financial Statements.

The amounts reclassified out of accumulated OCI related to our defined benefit pension plans, which were recognized as a component of net periodic cost for the three months ended March 31, 2020 and 2019 were $0.2 million and $0.2 million, respectively and for the nine months ended March 31, 2020 and 2019 were $0.7 million and $0.6 million, respectively. For additional details, refer to Note 12 “Employee Benefit Plans” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

NOTE 5 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of March 31, 2020 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$389,870	$307	$(3,302)	$386,875
Money market funds and other	415,952	—	—	415,952
Municipal securities	19,531	161	(9)	19,683
Sovereign securities	6,018	30	—	6,048
U.S. Government agency securities	78,416	272	(8)	78,680
U.S. Treasury securities	194,710	2,266	(1)	196,975
Subtotal	1,104,497	3,036	(3,320)	1,104,213
Add: Time deposits(1)	85,834	—	—	85,834
Less: Cash equivalents	501,692	—	(1)	501,691
Marketable securities	$688,639	$3,036	$(3,319)	$688,356

As of June 30, 2019 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$433,518	$141	$(582)	$433,077
Money market funds and other	352,708	—	—	352,708
Municipal securities	1,910	3	—	1,913
Sovereign securities	6,001	1	(8)	5,994
U.S. Government agency securities	159,454	5	(241)	159,218
U.S. Treasury securities	208,058	39	(401)	207,696
Subtotal	1,161,649	189	(1,232)	1,160,606
Add: Time deposits(1)	99,006	—	—	99,006
Less: Cash equivalents	536,206	17	(2)	536,221
Marketable securities	$724,449	$172	$(1,230)	$723,391
________________
(1) Time deposits excluded from fair value measurements.
Our investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of our unrealized losses are due to changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all of these investments upon maturity. As of March 31, 2020, we had 182 investments in an unrealized loss position. The following table summarizes the fair value and gross unrealized losses of our investments that were in an unrealized loss position as of the date indicated below, none of which were in a continuous loss position for 12 months or more:

As of March 31, 2020 (In thousands)	Fair Value	Gross Unrealized Losses
Corporate debt securities	$304,859	$(3,301)
Municipal securities	2,891	(9)
U.S. Government agency securities	10,669	(8)
U.S Treasury securities	2,010	(1)
Total	$320,429	$(3,319)

The contractual maturities of securities classified as available-for-sale, regardless of their classification on our Condensed Consolidated Balance Sheets, as of the date indicated below were as follows:

As of March 31, 2020 (In thousands)	Amortized Cost	Fair Value
Due within one year	$329,627	$329,836
Due after one year through three years	359,012	358,520
	$688,639	$688,356

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities for the three and nine months ended March 31, 2020 and 2019 were immaterial.
NOTE 6 - BUSINESS COMBINATIONS

Fiscal 2020 Acquisition
On August 22, 2019, we acquired the outstanding shares of a privately-held company, primarily to expand our products and services offerings, for a total purchase consideration of $93.9 million inclusive of a post-closing working capital adjustment payment made in the quarter ended March 31, 2020 as well as the fair value of the promise to pay an additional consideration up to $60.0 million contingent on the achievement of certain milestones. As of March 31, 2020, the estimated fair value of the additional consideration was $9.7 million, which was classified as a non-current liability on the Condensed Consolidated Balance Sheets.
We have included the financial results of the acquisition completed during the first quarter of the fiscal year 2020 in our Condensed Consolidated Financial Statements from the date of acquisition. These results were not material to our Condensed Consolidated Financial Statements.
The purchase price of the fiscal 2020 acquisition was allocated on a preliminary basis as follows:

(In thousands)	Fair Value
Net tangible assets (including cash and cash equivalents of $6.6 million)	$7,196
Deferred tax liabilities	(15,265)
Intangible assets	47,931
Goodwill	54,071
Total	$93,933

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
The total purchase consideration was allocated as follows (in thousands):

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

(4)	Represents the fair value of 56,614 shares of KLA common stock issued to settle the vested Orbotech stock options. The fair value of KLA’s common stock was $108.26 per share on the Acquisition Date.

(5)
Represents the fair value of the assumed stock options and RSUs to the extent those related to services provided by the employees of Orbotech prior to closing. Also refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” of the Notes to the Condensed Consolidated Financial Statements for additional information about assumed stock options and RSUs.

(6)
On December 24, 2018, Orbotech, as part of its strategy to invest in the high growth area of the software business within the Printed Circuit Boards (“PCB”) industry, acquired the remaining 50% of the shares of Frontline not already owned by it from Mentor Graphics Development Services (Israel) Ltd. Prior to the acquisition, Frontline was an equity investee. Orbotech acquired the shares for $85.0 million in cash on hand and agreed to pay an additional $10.0 million in cash over four years plus a cash earn-out of not less than $5.0 million and up to $20.0 million. The earn out amounts are based on revenues from a Frontline product currently under development. As of February 20, 2019, the estimated fair market values of the four-year cash payment and the earn-out were $8.8 million and $7.1 million, respectively. As of March 31, 2020, the estimated fair market values of the four-year cash payment and the earn-out were $6.6 million and $3.2 million, respectively, and these amounts have been included in current and non-current liabilities at $2.4 million and $7.4 million respectively.

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
The operating results of Orbotech have been included in our Condensed Consolidated Financial Statements since the date of the acquisition. The goodwill was primarily attributable to the assembled workforce of Orbotech, planned growth in new markets and synergies expected to be achieved from the combined operations of KLA and Orbotech. None of the goodwill is deductible for income tax purposes. Goodwill arising from the Orbotech Acquisition was allocated to the Specialty Semiconductor Process and the PCB and Display reporting units during the fiscal year ended June 30, 2019. For additional details, refer to Note 7 “Goodwill and Purchased Intangible Assets” of the Notes to the Consolidated Financial Statements included in our Annual Report Form 10-K for the fiscal year ended June 30, 2019, as well as Note 7 "Goodwill and Purchased Intangible Assets" of the Notes to the Consolidated Financial Statements in this Form 10-Q.
Intangible Assets

The estimated fair value and weighted average useful life of the Orbotech intangible assets were as follows:

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

(3)
Backlog primarily relates to the dollar value of purchase arrangements with customers, effective as of a given point in time, that are based on mutually agreed terms which, in some cases, may still be subject to completion of written documentation and may be changed or canceled by the customer, often without penalty. Orbotech’s backlog consists of these arrangements with assigned shipment dates expected, in most cases, within three to twelve months. The fair value was determined using the Multi-Period Excess Earning Method. The economic useful life is based on the time to fulfill the outstanding order backlog obligation.

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

We believe the amounts of purchased intangible assets recorded above represent the fair values of and approximate the amounts a market participant would pay for these intangible assets as of the Acquisition Date.

Our Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2019 included revenue of $161.3 million and a net loss of $28.7 million from Orbotech.

Other Fiscal 2019 Acquisitions
During the three months ended March 31, 2019 we acquired three privately-held companies primarily to expand our products and services offerings for an aggregate purchase price of $118.3 million, including a post-closing working capital adjustment, and the fair value of the promise to pay additional consideration of up to $13.0 million contingent on the achievement of certain milestones. As of March 31, 2020, the estimated fair value of the additional consideration was $2.6 million, of which $2.4 million was classified as a non-current liability and $0.2 million was classified as a current liability on the Condensed Consolidated Balance Sheets.
During the three months ended September 30, 2018 we acquired two privately-held companies for an aggregate purchase price of $15.4 million, including the fair value of the promise to pay total additional consideration of up to $6.0 million contingent on the achievement of certain milestones. As of March 31, 2020, the estimated fair value of the additional consideration was $0.7 million, which is classified as a non-current liability on the Condensed Consolidated Balance Sheets.
None of these acquisitions were individually material to our Condensed Consolidated Financial Statements.
The aggregate purchase price of the other fiscal 2019 acquisitions was allocated on a basis as follows:

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
Our Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2019 included revenues of $2.3 million and $3.1 million, respectively, and net losses of $2.8 million and $3.5 million, respectively, from these privately-held companies.
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

The table below reflects the impact of material and nonrecurring adjustments to the unaudited pro forma results for the indicated periods that are directly attributable to the acquisitions:

	Three Months Ended	Nine Months Ended
Non-recurring Adjustments (In thousands)	March 31, 2019
Decrease / (increase) to revenue as a result of deferred revenue fair value adjustment	—	—
(Decrease) / increase to expense as a result of inventory fair value adjustment	78	1,029
(Decrease) / increase to expense as a result of transaction costs	(53,342)	(61,378)
(Decrease) / increase to expense as a result of compensation costs	1,724	7,918

The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisitions actually occurred at the beginning of fiscal year 2018 or of the results of our future operations of the combined businesses.

	Three Months Ended	Nine Months Ended
(In thousands)	March 31, 2019
Revenues	1,160,678	4,165,268
Net income attributable to KLA	192,577	1,033,653

We have not included pro forma results of operations for the acquisition of privately-held companies completed in the first quarter of fiscal 2019 or the first quarter of fiscal 2020 herein as they were not material to us either individually or in aggregate. We included the results of operations of each acquisition in our Condensed Consolidated Statements of Operations from the date of each acquisition.
NOTE 7 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the current and prior business combinations. We have four reportable segments and six reporting units. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” of the Notes to the Condensed Consolidated Financial Statements. The following table presents goodwill carrying value and the movements during the nine months ended March 31, 2020(1):

(In thousands)	Wafer Inspection and Patterning	Global Service and Support (“GSS”)	Specialty Semiconductor Process	PCB and Display	Component Inspection	Total
Balance as of June 30, 2019	$360,615	$25,908	$821,842	$989,918	$13,575	$2,211,858
Acquired goodwill	54,001	—	—	—	—	54,001
Goodwill adjustments	70	—	4,195	29,773	—	34,038
Goodwill impairment	—	—	(144,179)	(112,470)	—	(256,649)
Foreign currency adjustments	(119)	—	—	—	—	(119)
Balance as of March 31, 2020	$414,567	$25,908	$681,858	$907,221	$13,575	$2,043,129

_________________

(1)	No goodwill was assigned to the Other reporting unit, and accordingly was excluded in the table above.

Goodwill is not subject to amortization but is tested for impairment annually during the third fiscal quarter as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing goodwill for impairment, we utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. When performing the qualitative assessment, we consider the following factors: declines in our stock price or market capitalization, declines in our market share, and declines in revenues or profitability at our reporting units. Any impairment charges could have a material adverse effect on our operating results and net asset value in the quarter in which we recognize the impairment charge.
If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a quantitative assessment by comparing the carrying value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the carrying value, the amount of impairment is computed as the excess of the carrying value over the estimated fair value, not to exceed the carrying value of goodwill. We completed the required annual testing of goodwill for impairment for all reporting units as of February 28, 2020 and concluded that goodwill was not impaired for the Wafer Inspection and Patterning, Global Service and Support, and Component Inspection reporting units.
However, due to the downward revision of financial outlook for the Specialty Semiconductor Process and PCB and Display reporting units as well as the impact of elevated risk and macroeconomic slowdown driven by the COVID-19 pandemic, we performed a quantitative goodwill impairment assessment for these reporting units. To determine the fair value of these reporting units, we utilized income and market approaches and applied a weighting of 75 percent and 25 percent, respectively. As a result, we recorded impairment charges of $144.2 million and $112.5 million in the Specialty Semiconductor Process and PCB and Display reporting units, respectively, in the three months ended March 31, 2020. The estimated fair value of each reporting unit was computed by adding the present value of the estimated annual discounted cash flows over a discrete projection period to the residual value of the business at the end of the projection period. This technique requires us to use significant estimates and assumptions, including long-term growth rates, discount rates, and other inputs. The estimated growth rates for the projection period are based on our internal forecasts of anticipated future performance of the business. The residual value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections. The discount rates are determined based on the weighted average cost of capital of comparable peer companies. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future, and a downward revision of these estimates and / or assumptions would decrease the fair values of our reporting units, which could result in additional impairment charges in the future.
For our fiscal year ended June 30, 2019, we performed our annual qualitative assessment of goodwill by reporting unit during the third quarter and concluded that there was no impairment. For additional details, refer to Note 7 “Goodwill and Purchased Intangible Assets” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2019. The next annual assessment of goodwill by reporting unit is scheduled to be performed in the third quarter of the fiscal year ending June 30, 2021.
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of March 31, 2020			As of June 30, 2019
Category	Range of Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization, and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-8	$1,266,088	$305,640	$960,448	$1,224,629	$196,582	$1,028,047
Customer relationships	4-9	305,017	90,606	214,411	297,250	66,471	230,779
Trade name / Trademark	4-7	117,133	35,650	81,483	114,573	25,052	89,521
Backlog and other	<1-9	50,403	44,636	5,767	43,969	19,146	24,823
Intangible assets subject to amortization		1,738,641	476,532	1,262,109	1,680,421	307,251	1,373,170
In-process research and development		175,835	100	175,735	187,500	—	187,500
Total		$1,914,476	$476,632	$1,437,844	$1,867,921	$307,251	$1,560,670

Purchased intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. These events or changes in circumstances primarily include declines in our operating cash flows from the use of these assets. Therefore, due to the downward revision of financial outlook for the acquired Orbotech business as well as the impact of elevated risk and macroeconomic slowdown driven by the COVID-19 pandemic, we performed a quantitative test for impairment of our purchased intangible assets during the third quarter of fiscal 2020.
Long-lived assets and liabilities were grouped at the lowest levels for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. For the legacy Orbotech business, the asset group levels were determined to be the same as Specialty Semiconductor Process and PCB and Display reporting unit levels, respectively.
The fair values of the long-lived asset groups were determined using estimated future undiscounted cash flows which involves the use of significant estimates and assumptions including long-term revenue growth rates, expected useful lives of the intangible assets and salvage value of the long-lived assets. Based on our assessment, the purchased intangible asset values were not impaired as of March 31, 2020.

The change in the gross carrying amounts of intangible assets is due to acquisition of certain assets and liabilities of privately-held companies. For additional details, refer to Note 6 “Business Combinations” of the Notes to the Condensed Consolidated Financial Statements.
Amortization expense for purchased intangible assets for the periods indicated below was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2020	2019	2020	2019
Amortization expense - Cost of revenues	$36,850	$15,770	$108,835	$17,628
Amortization expense - Selling, general and administrative	17,724	10,086	60,237	10,973
Amortization expense - Research and development	31	12	193	12
Total	$54,605	$25,868	$169,265	$28,613

Based on the purchased intangible assets gross carrying amount recorded as of March 31, 2020, the underlying assets, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2020 (remaining three months)	$51,137
2021	196,847
2022	194,269
2023	193,177
2024	190,660
2025 and thereafter	436,019
Total	$1,262,109

NOTE 8 – DEBT
The following table summarizes our debt as of March 31, 2020 and June 30, 2019:

	As of March 31, 2020		As of June 30, 2019
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 3.375% Senior Notes due on November 1, 2019	$—	—%	$250,000	3.377%
Fixed-rate 4.125% Senior Notes due on November 1, 2021	—	—%	500,000	4.128%
Fixed-rate 4.650% Senior Notes due on November 1, 2024	1,250,000	4.682%	1,250,000	4.682%
Fixed-rate 5.650% Senior Notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Fixed-rate 4.100% Senior Notes due on March 15, 2029	800,000	4.159%	800,000	4.159%
Fixed-rate 5.000% Senior Notes due on March 15, 2049	400,000	5.047%	400,000	5.047%
Fixed-rate 3.300% Senior Notes due on March 1, 2050	750,000	3.302%	—	—%
Revolving Credit Facility	25,000	2.740%	—
Total	3,475,000		3,450,000
Unamortized discount	(8,375)		(8,738)
Unamortized debt issuance costs	(22,688)		(17,880)
Total	$3,443,937		$3,423,382
Reported as:
Current portion of long-term debt	$—		$249,999
Long-term debt	3,443,937		3,173,383
Total	$3,443,937		$3,423,382

As of March 31, 2020, future minimum principal payments for our debt are $25.0 million in fiscal year 2024 and $3.45 billion after fiscal year 2024.

Senior Notes and Debt Redemption:
In February 2020, we issued $750.0 million (“2020 Senior Notes”), aggregate principal amount of senior, unsecured long-term notes under which the proceeds were used to redeem $500.0 million of Senior Notes due 2021, including associated redemption premiums, accrued interest and other fees and expenses, to repay borrowings of $200.0 million under the Revolving Credit Facility, and for other general corporate purpose. The redemption resulted in a pre-tax net loss on extinguishment of debt of $22.5 million for the three months ended March 31, 2020.
In March 2019 and November 2014, we issued $1.20 billion and $2.50 billion, respectively (each, a “2019 Senior Notes”, a “2014 Senior Notes”, and collectively with the 2020 Senior Notes, the “Senior Notes”), aggregate principal amount of senior, unsecured long-term notes. In October 2019, we repaid $250.0 million of Senior Notes.
In February 2020, S&P upgraded its credit rating of the Company to “BBB+” and revised its outlook to stable, which permanently removed interest rate adjustments and the interest rate on the 2014 Senior Notes became fixed. The interest rate for each series of the 2020 Senior Notes and 2019 Senior Notes are not subject to adjustments.

In January 2020, we entered into a series of forward contracts (“2020 Rate Lock Agreements”) to lock the 30-year treasury rate (“benchmark rate”) on a portion of the 2020 Senior Notes. The 2020 Rate Lock Agreements had a notional amount of $350.0 million in aggregate and matured in the same quarter. The 2020 Rate Lock Agreements were terminated on the date of the pricing of the $750.0 million of 3.300% Senior Notes due in 2050 and we recorded the fair value of $21.5 million as a loss within Accumulated Other Comprehensive Income (Loss) (“OCI”) as of March 31, 2020, which will be amortized over the life of the debt. During the fiscal year ended June 30, 2018, we entered into a series of forward contracts (the “2018 Rate Lock Agreements”) to lock the benchmark interest rate with notional amount of $500.0 million in aggregate. In October 2014, we entered into a series of forward contracts to lock the 10-year treasury rate (“benchmark rate”) on a portion of the 2014 Senior Notes with a notional amount of $1.00 billion in aggregate. For additional details on the forward contracts, refer to Note 16 “Derivative Instruments and Hedging Activities” of the Notes to the Condensed Consolidated Financial Statements.
The original discounts on the 2020 Senior Notes, the 2019 Senior Notes and the 2014 Senior Notes amounted to $0.3 million, $6.7 million and $4.0 million, respectively and are being amortized over the life of the debt. Interest is payable as follows: semi-annually on March 1 and September 1 of each year for the 2020 Senior Notes; semi-annually on March 15 and September 15 of each year for the 2019 Senior Notes; and semi-annually on May 1 and November 1 of each year for the 2014 Senior Notes. The indenture for the Senior Notes (the “Indenture”) includes covenants that limit our ability to grant liens on our facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted.
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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of March 31, 2020 and June 30, 2019 was approximately $3.68 billion and $3.70 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of March 31, 2020, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility:
In November 2017, we entered into a Credit Agreement (the “Credit Agreement”) providing for a $750.0 million five-year unsecured Revolving Credit Facility (the “Revolving Credit Facility”), which replaced our prior Credit Facility. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased in an amount up to $250.0 million in the aggregate. In November 2018, we entered into an Incremental Facility, Extension and Amendment Agreement (the “Amendment”), which amends the Credit Agreement to (a) extend the Maturity Date (the “Maturity Date”) from November 30, 2022 to November 30, 2023, (b) increase the total commitment by $250.0 million and (c) effect certain other amendments to the Credit Agreement as set forth in the Amendment. After giving effect to the Amendment, the total commitments under the Credit Agreement are $1.00 billion. During the second quarter of the fiscal year ending June 30, 2020, we borrowed $250.0 million from the Revolving Credit Facility and made a principal payment of $25.0 million within the same quarter. During the third quarter of the fiscal year ending June 30, 2020, we made a principal payment of $200.0 million. As of March 31, 2020, we had outstanding $25.0 million aggregate principal amount of borrowings under the Revolving Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the Maturity Date, at which time such Revolving Credit Facility will terminate, and all outstanding loans under such facility, together with all accrued and unpaid interest, must be repaid. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility will bear interest, at our option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to 175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to our credit rating. As of March 31, 2020, we elected to pay interest on the borrowed amount under the Revolving Credit Facility at LIBOR plus a spread of 112.5 bps, and we pay an annual commitment fee of 12.5 bps on the daily undrawn balance of the Revolving Credit Facility.
The Revolving Credit Facility requires us to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, we are required to maintain the maximum leverage ratio as described in the Credit Agreement, on a quarterly basis of 3.00 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of March 31, 2020, our maximum allowed leverage ratio was 3.50 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of March 31, 2020.
NOTE 9– LEASES
We have operating leases for facilities, vehicles, and other equipment. Our facility leases are primarily used for administrative functions, research and development, manufacturing, and storage and distribution. Our finance leases are not material.
Our existing leases do not contain significant restrictive provisions or residual value guarantees; however, certain leases contain provisions for payment of maintenance, real estate taxes, or insurance costs by us. Our leases have remaining lease terms ranging from less than one year to ten years, including periods covered by options to extend the lease when it is reasonably certain that the option will be exercised.
Lease expense for the three and nine months ended March 31, 2020 was $8.7 million and $26.3 million, respectively. Expense related to short-term leases, which are not recorded on the Condensed Consolidated Balance Sheets, was not material for the three and nine months ended March 31, 2020. At March 31, 2020, the weighted average remaining lease term and weighted average discount rate for operating leases was 4.9 years and 1.64%, respectively.
Supplemental cash flow information related to leases was as follows:

Nine months ended March 31, 2020	Amount (In thousands)
Operating cash outflows from operating leases	$26,048
ROU assets obtained in exchange for new operating lease liabilities	$13,986
Maturities of lease liabilities as of March 31, 2020 were as follows:

Fiscal year ending June 30:	Amount (In thousands)
2020 (remaining three months)	$8,146
2021	27,667
2022	20,656
2023	13,926
2024	9,046
2025 and thereafter	20,463
Total lease payments	99,904
Less imputed interest	(3,860)
Total	$96,044

As of March 31, 2020, we did not have material leases that had not yet commenced.
As of June 30, 2019, future minimum lease payments as defined under the previous lease accounting guidance of ASC 840 under noncancelable operating leases were as follows:

Fiscal year ending June 30:	Amount (In thousands)
2020	$30,296
2021	22,250
2022	16,217
2023	11,878
2024	7,912
2025 and thereafter	15,018
Total minimum lease payments	$103,571

NOTE 10 – EQUITY, LONG-TERM INCENTIVE COMPENSATION PLANS AND NON-CONTROLLING INTEREST
Equity Incentive Program
As of March 31, 2020, we had 10.8 million shares available for issuance under our 2004 Equity Incentive Plan (the “2004 Plan”).
For details of the 2004 Plan refer to Note 9 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
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
As of March 31, 2020, there were 234,734 shares of our common stock underlying the outstanding Assumed RSUs under the Assumed Equity Plans. During the nine months ended March 31, 2020, there were 14,558 Assumed Options exercised with a weighted-average exercise price of $54.00 per share.
For details on the Assumed Equity Plans refer to Note 9 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

Equity Incentive Plans - General Information
The following table summarizes the combined activity under our equity incentive plans:

(In thousands)	Available For Grant(1) (2)
Balance as of June 30, 2019	11,613
Restricted stock units granted(3)	(948)
Restricted stock units granted adjustment	103
Restricted stock units canceled	55
Balance as of March 31, 2020	10,823
__________________

(1)	The number of RSUs reflects the application of the award multiplier of 2.0x to calculate the impact of the award on the shares reserved under the 2004 Plan.

(2)	No additional stock options, RSUs or other awards will be granted under the Assumed Equity Plans.

(3)
Includes RSUs granted to senior management during the nine months ended March 31, 2020 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such RSUs that are deemed to have been earned) (“performance-based RSUs”). This line item includes all such performance-based RSUs granted during the nine months ended March 31, 2020 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.4 million shares for the nine months ended March 31, 2020 reflects the application of the multiplier described above).

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

The following table shows stock-based compensation expense for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2020	2019	2020	2019
Stock-based compensation expense by:
Costs of revenues	$4,162	$3,105	$10,389	$6,759
Research and development	6,577	4,986	16,936	9,988
Selling, general and administrative	20,531	26,102	57,678	49,279
Total stock-based compensation expense	$31,270	$34,193	$85,003	$66,026

The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

(In thousands)	As of March 31, 2020	As of June 30, 2019
Inventory	$5,089	$4,819

Restricted Stock Units
The following table shows the activity and weighted-average grant date fair value for RSUs during the nine months ended March 31, 2020:

	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2019(2)	2,902	$91.84
Granted(3)	474	$142.93
Granted adjustments	(52)	$111.41
Vested and released	(650)	$85.45
Withheld for taxes	(276)	$85.45
Forfeited	(49)	$104.62
Outstanding restricted stock units as of March 31, 2020(2)	2,349	$103.98
__________________

(1)	Share numbers reflect actual shares subject to awarded RSUs.

(2)	Includes performance-based and market-based RSUs.

(3)
This line item includes performance-based RSUs granted during the nine months ended March 31, 2020 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.2 million shares for the nine months ended March 31, 2020).

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
The following table shows the weighted-average grant date fair value per unit for the RSUs granted, vested, and tax benefits realized by us in connection with vested and released RSUs for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except for weighted-average grant date fair value)	2020	2019	2020	2019
Weighted-average grant date fair value per unit	$168.92	$97.60	$142.93	$103.59
Weighted-average fair value per unit assumed upon Orbotech Acquisition	$—	$104.49	$—	$104.49
Grant date fair value of vested restricted stock units	$22,459	$4,740	$79,194	$47,674
Tax benefits realized by us in connection with vested and released restricted stock units	$4,942	$170	$18,596	$10,900

As of March 31, 2020, the unrecognized stock-based compensation expense balance related to RSUs was $163.1 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.6 years. The intrinsic value of outstanding RSUs as of March 31, 2020 was $337.7 million.

Cash-Based Long-Term Incentive Compensation
We have adopted a cash-based long-term incentive (“Cash LTI Plan”) program for many of our employees as part of our employee compensation program. Executives and non-employee members of the Board of Directors do not participate in this program. During the nine months ended March 31, 2020 and 2019, we approved Cash LTI awards of $6.0 million and $7.9 million, respectively under our Cash LTI Plan. Cash LTI awards issued to employees under the Cash LTI Plan will vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date. During the three months ended March 31, 2020 and 2019, we recognized $14.7 million and $12.2 million, respectively, in compensation expense under the Cash LTI Plan. During the nine months ended March 31, 2020 and 2019, we recognized $45.4 million and $39.4 million, respectively, in compensation expense under the Cash LTI Plan. As of March 31, 2020, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $105.8 million. For details, refer to Note 9 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
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
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Stock purchase plan:
Expected stock price volatility	37.0%	36.3%	34.3%	33.2%
Risk-free interest rate	1.8%	2.4%	2.1%	2.1%
Dividend yield	1.9%	3.3%	2.2%	3.1%
Expected life (in years)	0.5	0.5	0.5	0.5

The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Total cash received from employees for the issuance of shares under the ESPP	$—	$—	$24,500	$20,556
Number of shares purchased by employees through the ESPP	—	—	237	270
Tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP	$945	$444	$2,798	$1,047
Weighted-average fair value per share based on Black-Scholes model	$43.36	$21.25	$36.70	$21.67

The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which we estimate will be required to be issued under the ESPP during the forthcoming fiscal year. As of March 31, 2020, a total of 2.4 million shares were reserved and available for issuance under the ESPP.
Quarterly cash dividends
On February 11, 2020, our Board of Directors declared a regular quarterly cash dividend of $0.85 per share on the outstanding shares of our common stock, which was paid on March 5, 2020 to the stockholders of record as of the close of business on February 22, 2020. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended March 31, 2020 and 2019 was $133.3 million and $113.6 million, respectively. The total amount of regular quarterly cash dividends and dividend equivalents paid during the nine months ended March 31, 2020 and 2019 was $389.7 million and $348.0 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of March 31, 2020 and June 30, 2019 was $8.1 million and $7.3 million, respectively. These amounts will be paid upon vesting of the underlying RSUs.
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
NOTE 11 – STOCK REPURCHASE PROGRAM
Our Board of Directors has authorized a program which permits us to repurchase shares of our common stock. The intent of this program is to offset the dilution from our equity incentive plans, employee stock purchase plan, the issuance of shares in the Orbotech Acquisition, as well as to return excess cash to our stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases were made in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder, such as Rule 10b-18 and, if pursuant to a written plan, Rule 10b5-1. This stock repurchase program has no expiration date and may be suspended at any time. On September 17, 2019, our Board of Directors authorized us to repurchase an additional $1.00 billion of our common stock. As of March 31, 2020, an aggregate of approximately $1.04 billion was available for repurchase under the stock repurchase program.

Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2020	2019	2020	2019
Number of shares of common stock repurchased	1,977	1,770	5,326	7,107
Total cost of repurchases	$311,995	$206,017	$821,084	$756,204

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
The following table sets forth the computation of basic and diluted net income per share attributable to KLA:

(In thousands, except per share amounts)	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Numerator:
Net income attributable to KLA	$78,452	$192,728	$805,532	$957,772
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	156,067	156,349	157,356	154,561
Effect of dilutive restricted stock units and options	1,105	833	1,230	749
Weighted-average shares-diluted	157,172	157,182	158,586	155,310
Basic net income per share attributable to KLA	$0.50	$1.23	$5.12	$6.20
Diluted net income per share attributable to KLA	$0.50	$1.23	$5.08	$6.17
Anti-dilutive securities excluded from the computation of diluted net income per share	1	100	42	313

NOTE 13 – INCOME TAXES
The following table provides details of income taxes:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollar amounts in thousands)	2020	2019	2020	2019
Income before income taxes	$115,199	$221,390	$911,642	$1,064,921
Provision for income taxes	$37,190	$28,745	$106,932	$107,232
Effective tax rate	32.3%	13.0%	11.7%	10.1%

Our effective tax rate is higher than the U.S. federal statutory rate during the three months ended March 31, 2020 primarily due to goodwill impairment charge of $256.6 million which is non-deductible for income tax. The proportion of earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate and the proportion of the U.S. earnings eligible for the Foreign Derived Intangible Income deduction reduces our effective tax rate. The Foreign Derived Intangible Income deduction reduces the U.S. tax rate on sales to customers outside the U.S.

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
Orbotech filed a notice of appeal with respect to the above Tax Decrees with the District Court of Tel Aviv on September 26, 2019. On February 27, 2020 the ITA filed its arguments in support of the Tax Decrees. The date for filing Orbotech's grounds of appeal with respect to the above Tax Decrees has been set for June 11, 2020. The ITA and Orbotech are continuing discussions in an effort to resolve this matter in a mutually agreeable manner.
In connection with the above, there is an ongoing criminal investigation in Israel against Orbotech, certain of its employees and its tax consultant. On April 11, 2018, Orbotech received a “suspect notification letter” (dated March 28, 2018) from the Tel Aviv District Attorney’s Office (Fiscal and Financial). In the letter, it was noted that the investigation file was transferred from the Assessment Investigation Officer to the District Attorney’s Office. The letter further stated that the District Attorney’s Office had not yet made a decision regarding submission of an indictment against Orbotech and that if, after studying the case, a decision is made to consider prosecuting Orbotech, Orbotech will receive an additional letter, and within 30 days, Orbotech may present its arguments to the District Attorney’s Office as to why it should not be indicted. On October 27, 2019, we received a request for additional information from the District Attorney's Office. We will continue to monitor the progress of the District Attorney’s Office investigation; however, we cannot anticipate when the review of the case will be completed and what will be the results thereof. We intend to cooperate with the District Attorney’s Office to enable them to conclude their investigation.
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2020	2019	2020	2019
Receivables sold under factoring agreements	$62,440	$48,243	$235,795	$149,597
Proceeds from sales of LCs	$26,572	$40,303	$47,178	$59,534

Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
Purchase Commitments. We maintain commitments to purchase inventory from our suppliers as well as goods, services, and other assets in the ordinary course of business. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our estimate of our significant purchase commitments for primarily material, services, supplies and asset purchases is approximately $926.0 million as of March 31, 2020, which are primarily due within the next 12 months.
Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash Long-Term Incentive Plan. As of March 31, 2020, we have committed $154.8 million for future payment obligations under our Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date.
Guarantees and Contingencies. We maintain guarantee arrangements available through various financial institutions for up to $74.8 million, of which $66.5 million had been issued as of March 31, 2020, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe, Israel and Asia.
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
In January 2020, we entered into a series of forward contracts (“2020 Rate Lock Agreements”) to lock the benchmark interest rate on a portion of the $750.0 million of 3.300% Senior Notes due in 2050 (the “2020 Senior Notes”). The 2020 Rate Lock Agreements had a notional amount of $350.0 million in aggregate which matured in the same quarter. The 2020 Rate Lock Agreements were terminated on the date of the pricing of the 2020 Senior Notes and we recorded the fair value of $21.5 million as a loss within accumulated other comprehensive income (loss) (“OCI”) as of March 31, 2020, which will be amortized over the life of the debt. We recognized $0.1 million for the three and nine months ended March 31, 2020, for the amortization of the loss recognized in accumulated other comprehensive income (loss), which increased the interest expense. As of March 31, 2020, the unamortized portion of the fair value of the forward contracts for the Rate Lock Agreements was $21.5 million.

During the fiscal year ended June 30, 2018, we entered into a series of forward contracts (the “2018 Rate Lock Agreements”) to lock the benchmark interest rate prior to expected debt issuances. The objective of the 2018 Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark rate leading up to the closing of the intended financing on the notional amount being hedged. The 2018 Rate Lock Agreement had a notional amount of $500.0 million in aggregate, which matured and terminated in the third quarter of fiscal year ending June 30, 2019 and we recorded the fair value of $13.6 million as a loss within OCI. We recognized $0.3 million and $0.9 million amortization of the loss recognized in accumulated OCI, which increased the interest expense for the three and nine months ended March 31, 2020. As of March 31, 2020, the unamortized portion of the fair value of the 2018 Rate Lock Agreements was $12.4 million.
In October 2014, we entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark rate on a portion of the Senior Notes. The Rate Lock Agreements had a notional amount of $1.00 billion in aggregate which matured in the second quarter of the fiscal year ended June 30, 2015. The Rate Lock Agreements were terminated on the date of the pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and we recorded the fair value of $7.5 million as a gain within accumulated other comprehensive income (loss) (“OCI”) as of December 31, 2014. We recognized $0.2 million for each of the three months ended March 31, 2020 and 2019, and $0.6 million for each of the nine months ended March 31, 2020 and 2019, for the amortization of the gain recognized in accumulated other comprehensive income (loss), which amount reduced the interest expense. As of March 31, 2020, the unamortized portion of the fair value of the forward contracts for the Rate Lock Agreements was $3.5 million. For more details, refer to Note 16 “Derivative Instruments and Hedging Activities” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2020	2019	2020	2019
Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amounts included in the assessment of effectiveness	$—	$(3,252)	$—	$(8,649)
Foreign exchange contracts:
Amounts included in the assessment of effectiveness	$(19,268)	$1,925	$(17,704)	$2,163
Amounts excluded from the assessment of effectiveness	$(65)	$(53)	$(81)	$(82)

The locations and amounts of designated and non-designated derivative’s gains and losses reported in the Condensed Consolidated Statements of Operations for the indicated periods were as follows:

	Three Months Ended March 31,				Three Months Ended March 31,
	2020				2019
(In thousands)	Revenue	Cost of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenue	Cost of Revenues	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statement of Operations in which the effects of cash flow hedges are recorded	$1,423,964	$1,248,000	$39,231	$(1,004)	$1,097,311	$486,945	$31,187	$(9,282)
Gains (losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from accumulated OCI to earnings	$—	$—	$(159)	$—	$—	$—	$150	$—
Amount of gains (losses) reclassified from accumulated OCI to earnings as a result that a forecasted transaction is no longer probable of occurring	$—	$—	$—	$—	$—	$—	$—	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from accumulated OCI to earnings	$2,970	$12	$—	$—	$655	$(17)	$—	$158
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	$81	$—	$—	$—	$—	$—	$—	$—
Amount excluded from the assessment of effectiveness	$—	$—	$—	$—	$—	$—	$—	$(121)
Gains (losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$(4,373)	$—	$—	$—	$513

	Nine Months Ended March 31,				Nine Months Ended March 31,
	2020				2019
(In thousands)	Revenue	Cost of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenue	Cost of Revenues	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statement of Operations in which the effects of cash flow hedges are recorded	$4,346,831	$3,297,788	$120,053	$(5,190)	$3,310,469	$1,276,592	$84,087	$(28,535)
Gains (losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from accumulated OCI to earnings	$—	$—	$(358)	$—	$—	$—	$527	$—
Amount of gains (losses) reclassified from accumulated OCI to earnings as a result that a forecasted transaction is no longer probable of occurring	$—	$—	$—	$—	$—	$—	$—	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from accumulated OCI to earnings	$3,530	$(1,806)	$—	$—	$3,343	$(309)	$—	$158
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	$(114)	$—	$—	$—	$80	$(8)	$—	$—
Amount excluded from the assessment of effectiveness	$—	$—	$—	$—	$—	$—	$—	$(208)
Gains (losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$8	$—	$—	$—	$576

The U.S. dollar equivalent of all outstanding notional amounts of foreign currency hedge contracts, with maximum remaining maturities of approximately seven months as of the dates indicated below were as follows:

(In thousands)	As of March 31, 2020	As of June 30, 2019
Cash flow hedge contracts - foreign currency
Purchase	$36,378	$31,108
Sell	$91,259	$113,226
Other foreign currency hedge contracts
Purchase	$242,521	$257,614
Sell	$312,282	$273,061

The locations and fair value of our derivatives reported in our Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of March 31, 2020	As of June 30, 2019	Balance Sheet Location	As of March 31, 2020	As of June 30, 2019
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$601	$397	Other current liabilities	$316	$2,097
Total derivatives designated as hedging instruments		601	397		316	2,097
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	9,957	2,160	Other current liabilities	590	1,237
Total derivatives not designated as hedging instruments		9,957	2,160		590	1,237
Total derivatives		$10,558	$2,557		$906	$3,334

The changes in OCI, before taxes, related to derivatives for the indicated periods were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2020	2019	2020	2019
Beginning balance	$(7,591)	$(5,615)	$(10,791)	$2,346
Amount reclassified to earnings	(2,904)	(946)	(1,252)	(3,719)
Net change in unrealized gains or losses	(19,333)	(1,379)	(17,785)	(6,567)
Ending balance	$(29,828)	$(7,940)	$(29,828)	$(7,940)

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

As of March 31, 2020				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$10,558	$—	$10,558	$(782)	$—	$9,776
Derivatives - Liabilities	$(906)	$—	$(906)	$782	$—	$(124)

As of June 30, 2019				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$2,557	$—	$2,557	$(1,397)	$—	$1,160
Derivatives - Liabilities	$(3,334)	$—	$(3,334)	$1,397	$—	$(1,937)

NOTE 17– RELATED PARTY TRANSACTIONS
During the three and nine months ended March 31, 2020 and 2019, we purchased from, or sold to, several entities, where one or more of our executive officers or members of our Board of Directors, or their immediate family members, were, during the periods presented, an executive officer or a board member of a subsidiary, including Anaplan, Inc., Ansys, Inc., Citrix Systems, Inc., Integrated Device Technology, Inc., Keysight Technologies, Inc., Logmein Inc., MetLife Insurance K.K., NetApp, Inc. and Proofpoint, Inc. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2020	2019	2020	2019
Total revenues	$76	$1,972	$3,911	$1,985
Total purchases	$9	$354	$733	$2,560

Our receivable and payable balances from these parties were immaterial as of March 31, 2020 and June 30, 2019.
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
PCB, Display and Component Inspection
The PCB, Display and Component Inspection segment enables electronic device manufacturers to inspect, test and measure printed circuit boards (“PCBs”), flat panel displays (“FPDs”) and ICs to verify their quality, pattern the desired electronic circuitry on the relevant substrate and perform three-dimensional shaping of metalized circuits on multiple surfaces. This segment also engages in the development and marketing of character recognition solutions to banks, financial and other payment processing institutions and healthcare providers. This reportable segment is comprised of two operating segments.
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
The following is a summary of results for each of our four reportable segments for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2020	2019	2020	2019
Semiconductor Process Control:
Revenue	$1,177,777	$914,305	$3,588,839	$3,078,277
Segment gross margin	752,649	565,291	2,290,721	1,969,641
Specialty Semiconductor Process:
Revenue	85,083	84,388	229,328	84,388
Segment gross margin	47,187	45,296	126,684	45,296
PCB, Display and Component Inspection:
Revenue	160,411	98,462	525,242	148,187
Segment gross margin	71,163	45,912	229,769	67,000
Other:
Revenue	469	151	3,217	151
Segment gross margin	(271)	3	499	3
Totals:
Revenue	$1,423,740	$1,097,306	$4,346,626	$3,311,003
Segment gross margin	$870,728	$656,502	$2,647,673	$2,081,940

The following table reconciles total reportable segment revenue to total revenue for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2020	2019	2020	2019
Total revenue for reportable segments	$1,423,740	$1,097,306	$4,346,626	$3,311,003
Corporate allocations and effects of foreign exchange rates	224	5	205	(534)
Total revenue	$1,423,964	$1,097,311	$4,346,831	$3,310,469

The following table reconciles total segment gross margin to total income before income taxes for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2020	2019	2020	2019
Total segment gross margin	$870,728	$656,502	$2,647,673	$2,081,940
Acquisition-related charges, corporate allocations, and effects of foreign exchange rates(1)	36,922	46,136	128,859	48,063
Research and development	215,433	184,887	646,764	504,320
Selling, general and administrative	185,760	182,184	566,358	409,084
Goodwill impairment	256,649	—	256,649	—
Interest expense	39,231	31,187	120,053	84,087
Loss on extinguishment of debt	22,538	—	22,538	—
Other expense (income), net	(1,004)	(9,282)	(5,190)	(28,535)
Income before income taxes	$115,199	$221,390	$911,642	$1,064,921
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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2020		2019		2020		2019
Revenues:
Taiwan	$349,841	24%	$275,507	25%	$1,183,653	27%	$796,478	24%
China	352,343	25%	206,164	19%	1,079,951	25%	816,176	25%
Japan	152,984	11%	146,069	13%	553,999	13%	461,930	14%
Korea	297,687	21%	196,490	18%	677,085	16%	476,959	14%
North America	159,250	11%	156,824	14%	499,750	11%	409,066	12%
Europe and Israel	76,021	5%	76,054	7%	232,870	5%	228,341	7%
Rest of Asia	35,838	3%	40,203	4%	119,523	3%	121,519	4%
Total	$1,423,964	100%	$1,097,311	100%	$4,346,831	100%	$3,310,469	100%

The following is a summary of revenues by major products for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2020		2019		2020		2019
Revenues:
Wafer Inspection	$536,318	38%	$309,600	28%	$1,590,723	37%	$1,235,445	37%
Patterning	298,973	21%	279,566	25%	970,709	22%	868,063	26%
Specialty Semiconductor Process	68,815	5%	76,386	7%	186,626	4%	76,386	2%
PCB, Display and Component Inspection	103,811	7%	68,143	6%	353,406	8%	111,974	4%
Services	372,868	26%	304,087	28%	1,093,210	25%	835,817	25%
Other	43,179	3%	59,529	6%	152,157	4%	182,784	6%
Total	$1,423,964	100%	$1,097,311	100%	$4,346,831	100%	$3,310,469	100%

Wafer Inspection, and Patterning products are offered in Semiconductor Process Control segment. Services are offered in multiple segments. Other includes primarily refurbished systems, remanufactured legacy systems, and enhancements and upgrades for previous-generation products which are part of Semiconductor Process Control segment.

In the three months ended March 31, 2020, two customers accounted for approximately 20% and 17% of total revenues. In the three months ended March 31, 2019, one customer accounted for approximately 19% of total revenues. In the nine months ended March 31, 2020, two customers accounted for approximately 20% and 13% and of total revenues. In the nine months ended March 31, 2019, two customers accounted for approximately 15% and 11% of total revenues. One customer on an individual basis accounted for greater than 10% of net accounts receivables at March 31, 2020 and June 30, 2019.
Land, property and equipment, net by geographic region as of the dates indicated below were as follows:

(In thousands)	As of March 31, 2020	As of June 30, 2019
Land, property and equipment, net:
United States	$310,730	$253,255
Singapore	51,091	49,523
Israel	58,257	66,082
Europe	59,034	62,027
Rest of Asia	18,631	17,912
Total	$497,743	$448,799

NOTE 19 – RESTRUCTURING CHARGES
In September 2019, management approved a plan to streamline our organization and business processes that included the reduction of workforce, which is expected to be completed in the second half of our fiscal year 2021, primarily in our PCB, Display and Component Inspection segment, and a potential disposition of our solar energy business in our Other segment. Restructuring charges were $3.7 million and $6.5 million for the three and nine months ended March 31, 2020. Proceeds from disposition of our solar energy business are not expected to be material. As of March 31, 2020, the accrual for restructuring charges was $5.2 million.
We expect to incur additional restructuring charges, including additional severance costs and other related costs in future periods in connection with the completion of our workforce reduction.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, the future impacts of the COVID-19 pandemic; forecasts of the future results of our operations, including profitability; orders for our products and capital equipment generally; sales of semiconductors; the investments by our customers in advanced technologies and new materials; the allocation of capital spending by our customers (and, in particular, the percentage of spending that our customers allocate to process control); growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of backlog; our future product shipments and product and service revenues; our future gross margins; our future research and development expenses and selling, general and administrative expenses; our ability to successfully maintain cost discipline; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for research and development; attraction and retention of employees; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future effective income tax rate; our recognition of tax benefits; the effects of any audits or litigation; future payments of dividends to our stockholders; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments, cash generated from operations and the unfunded portion of our revolving line of credit under a Credit Agreement (the “Credit Agreement”) to meet our operating and working capital requirements, including debt service and payment thereof; future dividends, and stock repurchases; our compliance with the financial covenants under the Credit Agreement; the adoption of new accounting pronouncements including ASC 842 and ASC 606; the tax liabilities resulting from the enactment of the Tax Cuts and Jobs Act; and our repayment of our outstanding indebtedness.
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
In our Orbotech business, consumer end markets have been experiencing an increase in technology complexity, driven primarily by the proliferation of high-end mobile devices and automotive devices, as well as by long-term demand for large area FPDs such as large-size LCD televisions and OLED displays. The shift towards 5G connectivity and the fast-paced growth of the Internet of Things (“IoT”) services is expected to continue in the long-term to further accelerate this shift as more devices become connected and dependent upon other electronic devices.
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
Additionally, the long-term trends in smart mobile devices, 5G connectivity, automotive electronics, smart vehicles, flexible displays, AR / VR and wearable devices, high-performance computing, large size televisions and the IoT are expected to drive the need for production, inspection, test and repair solutions that are able to address the cutting-edge technology embedded in these types of electronic products.

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
The following table sets forth some of our key quarterly unaudited financial information(1):

(In thousands, except net income per share)	Three Months Ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total revenues	$1,423,964	$1,509,453	$1,413,414	$1,258,435	$1,097,311
Gross margin	$833,806	$875,835	$809,173	$665,650	$610,366
Net income attributable to KLA(2)	$78,452	$380,555	$346,525	$217,845	$192,728
Diluted net income per share attributable to KLA(3)	$0.50	$2.40	$2.16	$1.35	$1.23
__________________

(1)
On February 20, 2019, we completed the acquisition of Orbotech for total consideration of approximately $3.26 billion. The operating results of Orbotech have been included in our Condensed Consolidated Financial Statements from the Acquisition Date. For additional details, refer to Note 6 “Business Combinations” in the Notes to our Condensed Consolidated Financial Statements.

(2)
Our net income attributable to KLA decreased to $78.5 million in the three months ended March 31, 2020, primarily as a result of a pre-tax goodwill impairment charges of $256.6 million, and a pre-tax net loss of $22.5 million as a result of the loss on extinguishment of debt. For additional details, refer to Note 7 "Goodwill and Purchased Intangible Assets", and

Note 8 “Debt” in the Notes to the Condensed Consolidated Financial Statements.

(3)
Diluted net income per share is computed independently for each of the quarters presented based on the weighted-average fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly diluted net income per share information may not equal annual (or other multiple-quarter calculations of) diluted net income per share.

Impact of COVID-19

The coronavirus disease 2019 ("COVID-19") pandemic has adversely impacted global economic growth in the quarter ended March 31, 2020 and is expected to lead to a global recession, as the effects of business disruption, rapidly rising unemployment, and reduction in consumer spending are felt on the global economy. The full impact of the rapidly evolving pandemic on consumer demand and the global economy remains uncertain. It is unclear whether the potential COVID-19 pandemic induced recession, supported by record levels of monetary and fiscal stimulus, will result in a temporary push-out in global demand, or whether it will instead result in demand destruction and an elongated economic recovery. These headwinds have created an elevated level of business uncertainty and may result in industry and customer demand below our previous expectations.

The global COVID-19 pandemic impacted KLA starting in the quarter ended March 31, 2020 and has created unprecedented challenges we are facing and will face as part of a global community. Social distancing, suspension of international travel, local or national restriction on travel or shelter-in-place policies, and customer mandated policies have impacted our employees' work routines, our supply chain, as well as our responsiveness and ability to send engineers into customer facilities provide support services.

We will continue to monitor the situation. As of the date of this report, we cannot predict with certainty the potential effects the COVID-19 may have on our business and our operating results for the remainder of calendar 2020.

Acquisition of Orbotech, Ltd.
On February 20, 2019, we completed the acquisition of Orbotech, Ltd. (“Orbotech”) for total consideration of approximately $3.26 billion. Orbotech’s core business enables electronic device manufacturers to inspect, test and measure printed circuit boards and flat panel displays to verify their quality; pattern electronic circuitry on substrate and perform three-dimensional shaping of metalized circuits on multiple surfaces; and utilize advanced vacuum deposition and etching process in semiconductor device and semiconductor manufacturing and to perform laser drilling of electronic substrates. For additional details on the financial statement impacts of the Orbotech acquisition, refer to Note 6 “Business Combinations” in the Notes to the Condensed Consolidated Financial Statements.
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
Goodwill and Purchased Intangible Assets. We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived purchased intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Events or changes in circumstances that could affect the likelihood that we will be required to recognize an impairment charge for goodwill include, but are not limited to, declines in our stock price or market capitalization, declines in our market share, and declines in revenues or profits at our reporting units. Additionally, events or changes in circumstances that could affect the likelihood that we will be required to recognize an impairment charge for the purchased intangible assets primarily include declines in our operating cash flows from the use of these assets. Any impairment charges could have a material adverse effect on our operating results and net asset value in the quarter in which we recognize the impairment charge. As described in Note 7 “Goodwill and Purchased Intangible Assets” in the Notes to the Condensed Consolidated Financial Statements, we recorded impairment losses related to goodwill of $256.6 million in the third quarter of fiscal 2020.
We updated our accounting policies for Leases. There have been no other material changes in our critical accounting estimates and policies since our Annual Report on Form 10-K for the fiscal year ended June 30, 2019. Refer to Note 1 “Basis of Presentation” in the Notes to the Condensed Consolidated Financial Statements for additional details. In addition, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2019 for a more complete discussion of our critical accounting policies and estimates.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including those recently adopted and the expected dates of adoption as well as estimated effects, if any, on our Condensed Consolidated Financial Statements of those not yet adopted, see Note 1 “Basis of Presentation” in the Notes to the Condensed Consolidated Financial Statements for additional details.
RESULTS OF OPERATIONS
Revenues and Gross Margin

	Three Months Ended
(Dollar amounts in thousands)	March 31, 2020	March 31, 2019	Q3 FY20 vs. Q3 FY19
Revenues:
Product	$1,051,096	$793,224	$257,872	33%
Service	372,868	304,087	68,781	23%
Total revenues	$1,423,964	$1,097,311	$326,653	30%
Costs of revenues	$590,158	$486,945	$103,213	21%
Gross margin percentage	59%	56%

	Nine Months Ended
(Dollar amounts in thousands)	March 31, 2020	March 31, 2019	Q3 FY20 YTD vs. Q3 FY19 YTD
Revenues:
Product	$3,253,621	$2,474,652	$778,969	31%
Service	1,093,210	835,817	257,393	31%
Total revenues	$4,346,831	$3,310,469	$1,036,362	31%
Costs of revenues	$1,828,017	$1,276,592	$551,425	43%
Gross margin percentage	58%	61%
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
Product revenues increased during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to a strong demand from our customers in the wafer inspection business and an increase of $25.8 million in product revenue from our Orbotech business which was acquired in February of 2019.
Product revenues increased during the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019, primarily due to a strong demand from our customers in the wafer inspection and patterning businesses, and an increase of $354.7 million in product revenue from our Orbotech business which was acquired in February of 2019, partially offset by lower products shipments to customers in the memory business.
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
Service revenues during the three and nine months ended March 31, 2020 increased compared to three and nine months ended March 31, 2019, primarily due to an increase in service revenue from our Orbotech business which was acquired in February of 2019, and an increase in the number of systems installed at our customers' site.

Revenues by segment(1)

	Three Months Ended
(Dollar amounts in thousands)	March 31, 2020	March 31, 2019	Q3 FY20 vs. Q3 FY19
Revenues:
Semiconductor Process Control	$1,177,777	$914,305	$263,472	29%
Specialty Semiconductor Process	85,083	84,388	695	(2)
PCB, Display and Component Inspection	160,411	98,462	61,949	(2)
Other	469	151	318	(2)
Total revenues	$1,423,740	$1,097,306	$326,434	(2)

	Nine Months Ended
(Dollar amounts in thousands)	March 31, 2020	March 31, 2019	Q3 FY20 YTD vs. Q3 FY19 YTD
Revenues:
Semiconductor Process Control	$3,588,839	$3,078,277	$510,562	17%
Specialty Semiconductor Process	229,328	84,388	144,940	(2)
PCB, Display and Component Inspection	525,242	148,187	377,055	(2)
Other	3,217	151	3,066	(2)
Total revenues	$4,346,626	$3,311,003	$1,035,623	(2)
__________

(1)
Segment revenues exclude corporate allocations and the effects of foreign exchange rates. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” in the Notes to the Condensed Consolidated Financial Statements.

(2)
Orbotech was acquired in February 2019 and, as a result, no meaningful comparative information exists for the three and nine months ended March 31, 2019. Specifically, revenue for the three and the nine months ended March 31, 2020 periods, include full quarter results compared to partial quarter results for the three and nine months ended March 31, 2019 periods.

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Revenue from our Semiconductor Process Control segment increased by 29% primarily due to a strong demand from our customers in the wafer inspection business, and growth in service revenues.

Nine months ended March 31, 2020 compared to nine months ended March 31, 2019
Revenue from our Semiconductor Process Control segment increased by 17% primarily due to a strong demand from our customers in the wafer inspection and patterning businesses, and growth in service revenues.

Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

	Three Months Ended				Nine Months Ended
(Dollar amounts in thousands)	March 31, 2020		March 31, 2019		March 31, 2020		March 31, 2019
Taiwan	$349,841	24%	$275,507	25%	$1,183,653	27%	$796,478	24%
China	352,343	25%	206,164	19%	1,079,951	25%	816,176	25%
Japan	152,984	11%	146,069	13%	553,999	13%	461,930	14%
Korea	297,687	21%	196,490	18%	677,085	16%	476,959	14%
North America	159,250	11%	156,824	14%	499,750	11%	409,066	12%
Europe and Israel	76,021	5%	76,054	7%	232,870	5%	228,341	7%
Rest of Asia	35,838	3%	40,203	4%	119,523	3%	121,519	4%
Total	$1,423,964	100%	$1,097,311	100%	$4,346,831	100%	$3,310,469	100%
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
The following table summarizes the major factors that contributed to the changes in gross margin percentage:

	Gross Margin Percentage
	Three Months Ended	Nine Months Ended
March 31, 2019	55.6%	61.4%
Revenue volume of products and services	2.5%	1.0%
Mix of products and services sold	(0.7)%	(1.7)%
Manufacturing labor, overhead and efficiencies	(1.1)%	(1.8)%
Other service and manufacturing costs	0.1%	(0.1)%
Impact from Orbotech business	2.2%	(0.9)%
March 31, 2020	58.6%	57.9%
Changes in gross margin percentage, which are driven by the revenue volume of products and services, reflect our ability to leverage existing infrastructure to generate higher revenues. It also includes average customer pricing, customer revenue deferrals associated with volume purchase agreements, and the effect of fluctuations in foreign exchange rates. Changes in gross margin percentage from the mix of products and services sold, reflect the impact of changes within the composition of product and service offerings, and amortization of inventory fair value adjustments from business combinations. Changes in gross margin percentage from manufacturing labor, overhead and efficiencies reflect our ability to manage costs and drive productivity as we scale our manufacturing activity to respond to customer requirements, and amortization of intangible assets. Changes in gross margin percentage from other service and manufacturing costs include the impact of customer support costs, including the efficiencies with which we deliver services to our customers, and the effectiveness with which we manage our production plans and inventory risk. In addition, Orbotech was acquired in February 2019 and, as a result, gross margin related to the Orbotech business for the three and the nine months ended March 31, 2020 periods, include full quarter results compared to partial quarter results for the three and nine months ended March 31, 2019 periods.
The increase in our gross margin during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, is primarily attributable to a higher revenue volume of products and services sold from our Semiconductor Process Control and Orbotech businesses, partially offset by an increase in service and manufacturing costs.

The decrease in our gross margin during the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019, primarily attributable to an increase in service and manufacturing costs, an unfavorable mix of products and services sold from our Semiconductor Process Control business, and the impact from our acquired Orbotech business which had lower product gross margins, partially offset by a higher revenue volume of products and services sold from our Semiconductor Process Control business.
Segment gross margin(1)

	Three months ended
(Dollar amounts in thousands)	March 31, 2020	March 31, 2019	Q3 FY20 vs. Q3 FY19
Segment gross margin:
Semiconductor Process Control	$752,649	$565,291	$187,358	33%
Specialty Semiconductor Process	47,187	45,296	1,891	(2)
PCB, Display and Component Inspection	71,163	45,912	25,251	(2)
Other	(271)	3	(274)	(2)
	$870,728	$656,502	$214,226	(2)

	Nine months ended
(Dollar amounts in thousands)	March 31, 2020	March 31, 2019	Q3 FY20 YTD vs. Q3 FY19 YTD
Segment gross margin:
Semiconductor Process Control	$2,290,721	$1,969,641	$321,080	16%
Specialty Semiconductor Process	126,684	45,296	81,388	(2)
PCB, Display and Component Inspection	229,769	67,000	162,769	(2)
Other	499	3	496	(2)
	$2,647,673	$2,081,940	$565,733	(2)
_________________

(1)
Segment gross margin is calculated as segment revenues less segment cost of revenues and excludes corporate allocations, amortization of intangible assets, inventory fair value adjustments, acquisition related costs, and the effects of foreign exchange rates. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” in the Notes to the Condensed Consolidated Financial Statements.

(2)
Orbotech was acquired in February 2019 and, as a result, no meaningful comparative information exists for the three and nine months ended March 31, 2019. Specifically, revenue for the three and the nine months ended March 31, 2020 periods, include full quarter results compared to partial quarter results for the three and nine months ended March 31, 2019 periods.

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Semiconductor Process Control segment gross margin increased primarily due to a higher revenue volume of products and services sold, partially offset by an increase in service and manufacturing costs.

Nine months ended March 31, 2020 compared to nine months ended March 31, 2019

Semiconductor Process Control segment gross margin increased primarily due to a higher revenue volume of products and services sold, partially offset by unfavorable mix of products and services sold and an increase in service and manufacturing costs.

Research and Development (“R&D”)

(Dollar amounts in thousands)	Three Months Ended
	March 31, 2020	March 31, 2019	Q3 FY20 vs. Q3 FY19
R&D expenses	$215,433	$184,887	$30,546	17%
R&D expenses as a percentage of total revenues	15%	17%

(Dollar amounts in thousands)	Nine Months Ended
	March 31, 2020	March 31, 2019	Q3 FY20 YTD vs. Q3 FY19 YTD
R&D expenses	$646,764	$504,320	$142,444	28%
R&D expenses as a percentage of total revenues	15%	15%
R&D expenses may fluctuate with product development phases and project timing as well as our R&D efforts. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs, and other expenses.
R&D expenses during the three months ended March 31, 2020 increased compared to the three months ended March 31, 2019, primarily due to an increase in employee-related expenses of $12.8 million as a result of additional engineering headcount, higher employee benefit costs and higher variable compensation, and an increase in expenses related to the Orbotech business of $20.6 million.
R&D expenses during the nine months ended March 31, 2020 increased compared to the nine months ended March 31, 2019, primarily due to an increase in employee-related expenses of $41.2 million as a result of additional engineering headcount, higher employee benefit costs and higher variable compensation, and an increase in expenses related to the Orbotech business of $100.9 million.
Our future operating results will depend significantly on our ability to produce products and provide services that have a competitive advantage in our marketplace. To do this, we believe that we must continue to make substantial and focused investments in our research and development. We remain committed to product development in new and emerging technologies.

Selling, General and Administrative (“SG&A”)

	Three Months Ended
(Dollar amounts in thousands)	March 31, 2020	March 31, 2019	Q3 FY20 vs. Q3 FY19
SG&A expenses	$185,760	$182,184	$3,576	2%
SG&A expenses as a percentage of total revenues	13%	17%

	Nine Months Ended
(Dollar amounts in thousands)	March 31, 2020	March 31, 2019	Q3 FY20 YTD vs. Q3 FY19 YTD
SG&A expenses	$566,358	$409,084	$157,274	38%
SG&A expenses as a percentage of total revenues	13%	12%
SG&A expenses during the three months ended March 31, 2020 increased compared to the three months ended March 31, 2019, primarily due to an increase in employee-related expenses of $9.4 million as a result of additional headcount, higher employee benefit costs and variable compensation, and an increase in expenses related to the Orbotech business of $18.3 million, partially offset by a decrease in acquisition-related expenses of $20.7 million and $10.9 million of stock-based compensation expense acceleration for certain equity awards for Orbotech employees recorded in the three months ended March 31, 2019
SG&A expenses during the nine months ended March 31, 2020 increased compared to the nine months ended March 31, 2019, primarily due to an increase; in employee-related expenses of $38.4 million as a result of additional headcount, higher employee benefit costs and variable compensation; depreciation expense of $10.2 million; and expenses related to the Orbotech business of $130.2 million which includes an increase in amortization expense for purchased intangible assets of $41.5 million. These increases were partially offset by a decrease in acquisition-related expenses of $27.1 million and $10.9 million of stock-based compensation expense acceleration for certain equity awards for Orbotech employees recorded in the three months ended March 31, 2019.
Goodwill Impairment

We completed the required annual testing of goodwill for impairment for all reporting units as of February 28, 2020 and concluded that goodwill was not impaired for the Wafer Inspection and Patterning, Global Service and Support, and Component Inspection reporting units.
However, due to the downward revision of financial outlook for the Specialty Semiconductor Process and PCB and Display reporting units as well as the impact of elevated risk and macroeconomic slowdown driven by the COVID-19 pandemic, we performed a quantitative goodwill impairment assessment for these reporting units. To determine the fair value of these reporting units, we utilized the income and market approaches and applied a weighting of 75 percent and 25 percent, respectively. As a result, we recorded impairment charges of $144.2 million and $112.5 million in the Specialty Semiconductor Process and PCB and Display reporting units, respectively, in the three months ended March 31, 2020.
For our fiscal year ended June 30, 2019, we performed our annual qualitative assessment of goodwill by reporting unit during the third quarter and concluded that there was no impairment.
Restructuring Charges

In September 2019, management approved a plan to streamline our organization and business processes that included the reduction of workforce, which is expected to be completed in the second half of our fiscal year 2021, primarily in our PCB, Display and Component Inspection segment, and a potential disposition of our solar energy business in our Other segment. Restructuring charges were $3.7 million and $6.5 million for the three and nine months ended March 31, 2020. Proceeds from disposition of our solar energy business are not expected to be material. As of March 31, 2020, the accrual for restructuring charges was $5.2 million.

We expect to incur additional restructuring charges in future periods in connection with the completion of our workforce reduction. Proceeds from disposition of our solar energy business is not expected to be material. For additional information refer to Note 19 “Restructuring Charges” in the Notes to the Condensed Consolidated Financial Statements.

Interest Expense and Other Expense (Income), Net

(Dollar amounts in thousands)	Three Months Ended
	March 31, 2020	March 31, 2019
Interest expense	$39,231	$31,187
Other expense (income), net	$(1,004)	$(9,282)
Interest expense as a percentage of total revenues	3%	3%
Other expense (income), net as a percentage of total revenues	—%	1%

(Dollar amounts in thousands)	Nine Months Ended
	March 31, 2020	March 31, 2019
Interest expense	$120,053	$84,087
Other expense (income), net	$(5,190)	$(28,535)
Interest expense as a percentage of total revenues	3%	3%
Other expense (income), net as a percentage of total revenues	—%	1%

The increase in interest expense during the three and nine months ended March 31, 2020 compared to the three and nine months ended March 31, 2019, was primarily due to additional interest expense on the $1.20 billion Senior Notes issued in March 2019.

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
The decrease in other expense (income), net during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to a decrease in interest income as a result of lower investment balances as well as lower interest rate, and an increase in accruals related to uncertain tax positions of $1.8 million.
The decrease in other expense (income), net during the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019 was primarily due to a decrease in interest income of $13.3 million, higher net foreign exchange losses of $4.0 million, and an increase in accruals related to uncertain tax positions of $1.9 million.

Loss on Extinguishment of Debt

For the three and nine months ended March 31, 2020, loss on extinguishment of debt, reflected a pre-tax net loss of $22.5 million associated with the redemption of our $500.0 million of the Senior Notes due 2021, including associated redemption premiums, accrued interest and other fees and expenses. We had no loss on extinguishment of debt in the three and nine months ended March 31, 2019.

Provision for Income Taxes
The following table provides details of income taxes:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollar amounts in thousands)	2020	2019	2020	2019
Income before income taxes	$115,199	$221,390	$911,642	$1,064,921
Provision for income taxes	$37,190	$28,745	$106,932	$107,232
Effective tax rate	32.3%	13.0%	11.7%	10.1%
The effective tax rate during the three months ended March 31, 2020 was higher compared to the three months ended March 31, 2019 primarily due to a $256.6 million goodwill impairment charge, which is non-deductible for income tax. Excluding the goodwill impairment charge, tax expense was lower as a percentage of income before taxes during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 primarily due to the impact of the following items:

•	Tax expense decreased by $4.8 million during the three months ended March 31, 2020 relating to the redemption of senior notes;

•	Tax expense decreased by $2.2 million during the three months ended March 31, 2020 relating to our employee stock-based compensation; and

•	Tax expense decreased by $5.6 million during the three months ended March 31, 2020 relating to a decrease in the valuation of Orbotech shares held by subsidiaries of Orbotech; offset by

•	Tax expense increased by $10.6 million during the three months ended March 31, 2020 relating to a non-deductible decrease in the value of the assets held within our Executive Deferred Savings Plan.
The effective tax rate during the nine months ended March 31, 2020 was higher compared to the nine months ended March 31, 2019 primarily due to a $256.6 million goodwill impairment charge, which is non-deductible for income tax. Excluding the goodwill impairment charge, tax expense was lower as a percentage of income before taxes during the nine months ended March 31, 2020 compared to the nine months ended March 31, 2019 primarily due to the impact of the following items:

•	Tax expense decreased by $4.8 million during the nine months ended March 31, 2020 relating to the redemption of senior notes; and

•	Tax expense decreased by $5.6 million during the three months ended March 31, 2020 relating to a decrease in the valuation of Orbotech shares held by subsidiaries of Orbotech.
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
In May 2017, Orbotech received an assessment from the Israel Tax Authority (“ITA”) with respect to its fiscal years 2012 through 2014 (the “Assessment”, and the “Audit Period”, respectively), for an aggregate amount of tax, after offsetting all net operating losses ("NOLs") available through the end of 2014, of approximately NIS 229 million (equivalent to approximately $66 million which includes related interest and linkage differentials to the Israeli consumer price index as of date of the issuance of the Tax Decrees, as defined below).
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
Orbotech filed a notice of appeal with respect to the above Tax Decrees with the District Court of Tel Aviv on September 26, 2019. On February 27, 2020, the ITA filed its arguments in support of the Tax Decrees. The date for filing Orbotech’s grounds of appeal with respect to the above Tax Decrees has been set for June 11, 2020. The ITA and Orbotech are continuing discussions in an effort to resolve this matter in a mutually agreeable manner.
In connection with the above, there is an ongoing criminal investigation in Israel against Orbotech, certain of its employees and its tax consultant. On April 11, 2018, Orbotech received a “suspect notification letter” (dated March 28, 2018) from the Tel Aviv District Attorney’s Office (Fiscal and Financial). In the letter, it was noted that the investigation file was transferred from the Assessment Investigation Officer to the District Attorney’s Office. The letter further states that the District Attorney’s Office has not yet made a decision regarding submission of an indictment against Orbotech; and that if after studying the case, a decision is made to consider prosecuting Orbotech, Orbotech will receive an additional letter, and within 30 days, Orbotech may present its arguments to the District Attorney’s Office as to why it should not be indicted. On October 27, 2019, we received a request for additional information from the District Attorney's Office. We will continue to monitor the progress of the District Attorney's Office investigation; however, we cannot anticipate when the review of the case will be completed and what will be the results thereof. We intend to cooperate with the District Attorney’s Office to enable them to conclude their investigation.

Liquidity and Capital Resources

(Dollar amounts in thousands)	As of March 31, 2020	As of June 30, 2019
Cash and cash equivalents	$946,175	$1,015,994
Marketable securities	688,356	723,391
Total cash, cash equivalents and marketable securities	$1,634,531	$1,739,385
Percentage of total assets	18%	19%

	Nine Months Ended March 31,
(In thousands)	2020	2019
Cash flows:
Net cash provided by operating activities	$1,326,004	$827,171
Net cash used in investing activities	(153,053)	(1,211,421)
Net cash (used in) provided by financing activities	(1,238,280)	72,141
Effect of exchange rate changes on cash and cash equivalents	(4,490)	(110)
Net (decrease) increase in cash and cash equivalents	$(69,819)	$(312,219)
Cash and Cash Equivalents and Marketable Securities:
As of March 31, 2020, our cash, cash equivalents and marketable securities totaled $1.63 billion, which represents a decrease of $104.9 million from June 30, 2019. The decrease is mainly due to stock repurchases of $829.1 million, cash used for payment of dividends and dividend equivalents of $389.7 million, capital expenditures of $110.9 million and $78.6 million paid to fund business acquisitions, partially offset by cash provided by operating activities.
As of March 31, 2020, $761.9 million of our $1.63 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to indefinitely reinvest $465.6 million of the cash, cash equivalents and marketable securities held by our foreign subsidiaries for which we assert that earnings are permanently reinvested. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay state and foreign taxes of approximately 1%-22% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued state and foreign tax on the remaining cash of $296.3 million of the $761.9 million held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Cash Dividends:
During the three months ended March 31, 2020, our Board of Directors declared a regular quarterly cash dividend of $0.85 per share on our outstanding common stock, which was paid on March 5, 2020 to our stockholders of record as of the close of business on February 22, 2020. During the same period in fiscal year 2019, our Board of Directors declared and paid a regular quarterly cash dividend of $0.75 per share on our outstanding common stock. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended March 31, 2020 and 2019 was $133.3 million and $113.6 million, respectively. The total amount of regular quarterly cash dividends and dividend equivalents paid during the nine months ended March 31, 2020 and 2019 was $389.7 million and $348.0 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested restricted stock units (RSUs) with dividend equivalent rights as of March 31, 2020 and June 30, 2019 was $8.1 million and $7.3 million, respectively. These amounts will be paid upon vesting of the underlying unvested RSU as described in Note 10 “Equity, Long-term Incentive Compensation Plans and Non-Controlling Interest” in the Notes to the Condensed Consolidated Financial Statements.
Stock Repurchases:
The shares repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the nine months ended March 31, 2020 and 2019. The stock repurchase program is intended, in part, to offset shares issued in connection with the purchases under our Employee Stock Purchase Plan (“ESPP”) program and the vesting of employee restricted stock units.

Cash Flows from Operating Activities:
We have historically financed our liquidity requirements through cash generated from our operations. Net cash provided by operating activities during the nine months ended March 31, 2020 increased by $498.8 million compared to the nine months ended March 31, 2019 primarily as a result of the following factors:

•	An increase in collections of approximately $1.25 billion mainly driven by higher shipments and inclusion of Orbotech during the nine months ended March 31, 2020;

•	Lower merger and acquisition costs of approximately $26.0 million; partially offset by

•	An increase in accounts payable payments of approximately $424.0 million mainly due to the inclusion of Orbotech during the nine months ended March 31, 2020;

•	An increase in employee related payments of approximately $292.0 million mainly due to the inclusion of Orbotech during the nine months ended March 31, 2020;

•	An increase of debt interest payments of approximately $60.0 million related to Senior Notes issued in March 2019 for the Orbotech acquisition and early debt redemption of 2021 Senior Notes.
Cash Flows from Investing Activities:
Net cash used in investing activities during the nine months ended March 31, 2020 was $153.1 million compared to $1.21 billion during the nine months ended March 31, 2019. This change was mainly due to a decrease in cash paid for business acquisitions of $1.74 billion, partially offset by lower net sales and maturities of marketable securities of $648.6 million.
Cash Flows from Financing Activities:
Net cash used in financing activities during the nine months ended March 31, 2020 was $1.24 billion compared to cash provided by financing activities of $72.1 million during the nine months ended March 31, 2019. This change was mainly due to lower net borrowing of $1.19 billion, an increase in cash used for common stock repurchases of $78.9 million and an increase in dividend and dividend equivalent payments of $38.8 million.
Senior Notes:
In February 2020, March 2019 and November 2014, we issued $750.0 million, $1.20 billion and $2.50 billion, respectively (each a "2020 Senior Notes", a “2019 Senior Notes”, a “2014 Senior Notes”, and collectively the “Senior Notes”), aggregate principal amount of senior, unsecured long-term notes. In February 2020 and October 2019, we repaid $500.0 million and $250.0 million of Senior Notes, respectively.
In February 2020, S&P upgraded its credit rating of the Company to “BBB+” and revised its outlook to stable, which permanently removed interest rate adjustments and the interest rate on the 2014 Senior Notes became fixed. The interest rate for each series of the 2020 Senior Notes and 2019 Senior Notes are not subject to adjustments.

In January 2020, we entered into a series of forward contracts (“2020 Rate Lock Agreements”) to lock the 30-year treasury rate (“benchmark rate”) on a portion of the 2020 Senior Notes. The 2020 Rate Lock Agreements had a notional amount of $350.0 million in aggregate and matured in the same quarter. The 2020 Rate Lock Agreements were terminated on the date of the pricing of the $750.0 million of 3.300% Senior Notes due in 2050 and we recorded the fair value of $21.5 million as a loss within Accumulated Other Comprehensive Income (Loss) (“OCI”) as of March 31, 2020, which will be amortized over the life of the debt. During the fiscal year ended June 30, 2018, we entered into a series of forward contracts (the “2018 Rate Lock Agreements”) to lock the benchmark interest rate with notional amount of $500.0 million in aggregate. In October 2014, we entered into a series of forward contracts to lock the 10-year treasury rate (“benchmark rate”) on a portion of the 2014 Senior Notes with a notional amount of $1.00 billion in aggregate. For additional details, refer to Note 16 “Derivative Instruments and Hedging Activities” of this report, and Note 8 “Debt” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

The original discounts on the 2020 Senior Notes, the 2019 Senior Notes and the 2014 Senior Notes amounted to $0.3 million, $6.7 million and $4.0 million, respectively, and are being amortized over the life of the debt. Interest is payable as follows: semi-annually on March 1 and September 1 of each year for the 2020 Senior Notes; semi-annually on March 15 and September 15 of each year for the 2019 Senior Notes; and semi-annually on May 1 and November 1 of each year for the 2014 Senior Notes. The indenture for the Senior Notes (the “Indenture”) includes covenants that limit our ability to grant liens on our facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted.
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
As of March 31, 2020, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility:
In November 2017, we entered into a Credit Agreement (the “Credit Agreement”) providing for a $750.0 million five-year unsecured Revolving Credit Facility (the “Revolving Credit Facility”), which replaced our prior Credit Facility. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased in an amount up to $250.0 million in the aggregate. In November 2018, we entered into an Incremental Facility, Extension and Amendment Agreement (the “Amendment”), which amends the Credit Agreement to (a) extend the Maturity Date (the “Maturity Date”) from November 30, 2022 to November 30, 2023, (b) increase the total commitment by $250.0 million and (c) effect certain other amendments to the Credit Agreement as set forth in the Amendment. After giving effect to the Amendment, the total commitments under the Credit Agreement are $1.00 billion. During the second quarter of the fiscal year ending June 30, 2020, we borrowed $250.0 million from the Revolving Credit Facility and made a principal payment of $25.0 million within the same quarter. During the third quarter of the fiscal year ending June 30, 2020, we made a principal payment of $200.0 million. As of March 31, 2020, we had outstanding $25.0 million aggregate principal amount of borrowings under the Revolving Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the Maturity Date, at which time such Revolving Credit Facility will terminate, and all outstanding loans under such facility, together with all accrued and unpaid interest, must be repaid. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility will bear interest, at our option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to 175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to our credit rating. As of March 31, 2020, we elected to pay interest on the borrowed amount under the Revolving Credit Facility at LIBOR plus a spread of 112.5 bps, and we pay an annual commitment fee of 12.5 bps on the daily undrawn balance of the Revolving Credit Facility.
The Revolving Credit Facility requires us to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, we are required to maintain the maximum leverage ratio as described in the Credit Agreement, on a quarterly basis of 3.00 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of March 31, 2020, our maximum allowed leverage ratio was 3.50 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of March 31, 2020 (the interest expense coverage ratio was 13.11 to 1.00 and the leverage ratio was 1.65 to 1.00) and had $25.0 million in borrowings under the unfunded Revolving Credit Facility. Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2020.

Contractual Obligations:
There have been no material changes outside the ordinary course of business to our contractual obligations as disclosed on our Annual Report Form 10-K for the fiscal year ended June 30, 2019, except for the issuance of $750.0 million 2020 Senior Notes and early redemption of $500.0 million Senior Notes due in 2021 during the third quarter ended June 30, 2020. For additional details regarding our debt and commitments, refer to Note 8 "Debt" and Note 15 “Commitments and Contingencies”, respectively, in the Notes to the Condensed Consolidated Financial Statements. For additional details regarding our contractual obligations, refer to our Annual Report Form 10-K for the fiscal year ended June 30, 2019.
Working Capital:
Working capital was $2.67 billion as of March 31, 2020, which represents an increase of $118.6 million compared to our working capital of $2.55 billion as of June 30, 2019. As of March 31, 2020, our principal sources of liquidity consisted of $1.63 billion of cash, cash equivalents and marketable securities. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions, and other factors such as uncertainty in the global and regional economies and the semiconductor, semiconductor related and electronic device industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and availability under our Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.
Our credit ratings as of March 31, 2020 are summarized below:

Rating Agency	Rating
Fitch	BBB+
Moody’s	Baa1
Standard & Poor’s	BBB+
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, material acquisitions and changes in our business strategy.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial position, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 15 “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for information related to indemnification obligations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analysis performed on our financial position as of March 31, 2020. Actual results may differ materially.
As of March 31, 2020, we had an investment portfolio of fixed income securities of $709.8 million. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of March 31, 2020, the fair value of the portfolio would have declined by $4.7 million.
In February 2020, March 2019 and November 2014, we issued $750.0 million, $1.20 billion and $2.50 billion, respectively, (each, a “2020 Senior Notes”, a “2019 Senior Notes”, a “2014 Senior Notes”, and collectively the “Senior Notes”) aggregate principal amount of fixed rate senior, unsecured long-term notes. The fair market value of long-term fixed interest rate notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as interest rates fall and decrease as interest rates rise. As of March 31, 2020, the fair value and the book value of our Senior Notes were $3.68 billion and $3.48 billion, respectively, due in various fiscal years ranging from 2024 to 2050. The interest expense for the 2014 Senior Notes was subject to interest rate adjustments following downgrade of our credit ratings below investment grade by the credit rating agencies. In February 2020, S&P upgraded its credit rating of the Company to “BBB+” and revised its outlook to stable, which permanently removed interest rate adjustments and the interest rate on the 2014 Senior Notes became fixed. Unlike the 2014 Senior Notes, the interest rate for each series of the 2019 Senior Notes will not be subject to such adjustments.

In November 2017, we entered into a Credit Agreement (the “Credit Agreement”) for a $750.0 million five-year unsecured Revolving Credit Facility (the “Revolving Credit Facility”), which replaced our prior Credit Agreement. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased in an amount up to $250.0 million in the aggregate. In November 2018, we entered into an Incremental Facility, Extension and Amendment Agreement (the “Amendment”), which amends the Credit Agreement to (a) extend the Maturity Date (the “Maturity Date”) from November 30, 2022 to November 30, 2023, (b) increase the total commitment by $250.0 million and (c) effect certain other amendments to the Credit Agreement as set forth in the Amendment. After giving effect to the Amendment, the total commitments under the Credit Agreement are $1.00 billion. During the third quarter of the fiscal year ending June 30, 2020, we made a principal payment of $200.0 million. As of March 31, 2020, we had outstanding $25.0 million aggregate principal amount of borrowings under the Revolving Credit Facility. As of March 31, 2020, we elected to pay interest on the borrowed amount under the Revolving Credit Facility at the London Interbank Offered Rate (“LIBOR”) plus a spread. The spread ranges from 100 bps to 175 bps based on the adjusted credit rating. The fair value of the borrowings under the Revolving Credit Facility is subject to interest rate risk only to the extent of the fixed spread portion of the interest rates which does not fluctuate with change in interest rates. We are also obligated to pay an annual commitment fee of 12.5 bps on the daily undrawn balance of the Revolving Credit Facility which is subject to an adjustment in conjunction with our credit rating downgrades or upgrades. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the Revolving Credit Facility, depending upon the then effective credit rating. As of March 31, 2020, if LIBOR-based interest rates increased by 100 bps, the change would increase our annual interest expense annually by approximately $0.2 million as it relates to our borrowings under the Revolving Credit Facility. Additionally, as of March 31, 2020, if our credit ratings were downgraded to be below investment grade, the maximum potential increase to our annual commitment fee for the Revolving Credit Facility, using the highest range of the ranges discussed above, is estimated to be approximately $0.8 million.

See Note 5 “Marketable Securities” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio that we held as of March 31, 2020.
As of March 31, 2020, we had net forward and option contracts to sell $124.6 million in foreign currency in order to hedge certain currency exposures (see Note 16 “Derivative Instruments and Hedging Activities” in the Notes to the Condensed Consolidated Financial Statements for additional details). If we had entered into these contracts on March 31, 2020, the U.S. dollar equivalent would have been $115.0 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $40.9 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our results of operations or cash flows.

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
The information set forth above under Note 14 “Litigation and Other Legal Matters” in the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part 1 is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
A description of factors that could materially affect our business, financial condition or operating results is provided below.
Risks Related to the COVID-19 Pandemic
The current COVID-19 pandemic and the potential aftereffects from it could materially harm our business, financial condition and results of operations.
The COVID-19 pandemic has caused substantial global disruptions, including in the jurisdictions where we conduct business and may cause additional disruptions in the future, which are impossible to predict.  Local, regional and national authorities in numerous jurisdictions have implemented a variety of measures designed to slow the spread of the virus, including social distancing guidelines, quarantines, banning of non-essential travel and requiring the cessation of non-essential activities on the premises of businesses.  While the spread of the virus has begun to slow in a number of the jurisdictions where we derive a majority of our revenues, we can make no assurances that a second wave of the pandemic will not occur and materially adversely affect the operations of businesses in those jurisdictions in the future.
Some of the risks associated with the pandemic or a worsening of the pandemic in the future include:

•
cancellation or reduction of routes available from common carriers, which may cause delays in our ability to deliver or service our products or receive components from suppliers necessary to manufacture or service our products;

•
travel bans or the requirement to quarantine for a lengthy period after entering a jurisdiction, which may delay our ability to install the products we sell or service those products following installation;

•	governmental orders requiring us, our customers or our suppliers to discontinue manufacturing products at our respective facilities for a period of time;

•
reduced demand for our products, push-out of deliveries or cancellation of orders by our customers caused by a global recession resulting from the pandemic and the measures implemented by authorities to slow the spread of COVID-19;

•	increased costs or inability to acquire components necessary for the manufacture of our products due to reduced availability;

•
absence of liquidity at customers and suppliers caused by disruptions from the pandemic, which may hamper the ability of customers to pay for the products they purchase on time or at all, or hamper the ability of our suppliers to continue to supply components to us in a timely manner or at all; and

•	loss of efficiencies due to remote working requirements for the majority of our employees.
If any of the foregoing risks occur or intensify during this pandemic, our business, financial condition and results of operations could be materially adversely affected.
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
We have a leveraged capital structure.
As of April 30, 2020 we had $3.68 billion aggregate principal amount of outstanding indebtedness, consisting of $3.45 billion aggregate principal amount of senior, unsecured long-term notes and $225.0 million borrowed under our Revolving Credit Facility, which includes an additional $200.0 million borrowed in April 2020 and an additional $775.0 million in unfunded commitments. We may incur additional indebtedness in the future by accessing the unfunded portion of our Revolving Credit Facility and/or entering into new financing arrangements. For example, at the same time we announced our intention to acquire Orbotech, we also announced a new stock repurchase program authorizing the repurchase up to $2.00 billion of our common stock, a large portion of which would be financed with new indebtedness. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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
Borrowings under our Revolving Credit Facility bear interest at a floating rate, and an increase in interest rates would require us to pay additional interest on any borrowings, which may have an adverse effect on the value and liquidity of our debt and the market price of our common stock could decline. The interest rate under our Revolving Credit Facility is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. Additionally, under our Revolving Credit Facility, we are required to comply with affirmative and negative covenants, which include the maintenance of certain financial ratios, the details of which can be found in Note 8 “Debt” in the Notes to the Condensed Consolidated Financial Statements.
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
We have recorded significant restructuring, inventory write-off and asset impairment charges and may do so again in the future, which could have a material negative impact on our results of operations.
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
A majority of our annual revenues are derived from outside the United States, and we maintain significant operations outside the United States. We expect that these conditions will continue in the foreseeable future. Managing global operations and sites located throughout the world presents a number of challenges, including but not limited to:

•	managing cultural diversity and organizational alignment;

•	exposure to the unique characteristics of each region in the global market, which can cause capital equipment investment patterns to vary significantly from period to period;

•	periodic local or international economic downturns;

•	potential adverse tax consequences, including withholding tax rules that may limit the repatriation of our earnings, and higher effective income tax rates in foreign countries where we do business;

•	compliance with customs regulations in the countries in which we do business;

•	existing and potentially new tariffs or other trade restrictions and barriers (including those applied to our products, spare parts and services or to parts and supplies that we purchase);

•	political instability, natural disasters, legal or regulatory changes, acts of war or terrorism in regions where we have operations or where we do business;

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
In addition, government controls, either by the United States or other countries, that restrict our business overseas or restrict our ability to import or export our products and services or increase the cost of our operations through the imposition of tariffs, new controls, outright bans, or otherwise, could harm our business. For example, the United States Department of Commerce added Fujian Jinhua Integrated Circuit Company, Ltd. (“JHICC”) and certain Huawei entities to the U.S. Entity List, restricting our ability to provide products and services to JHICC and listed Huawei entities without a license. In addition, on April 28, 2020, the U.S. Department of Commerce published new regulations that would impose certain additional licensing requirements to ship semiconductor capital equipment to customers in China that have operations that could contribute to military end uses.  It is unclear whether these new rules will be interpreted in a way to require an export license for any of our existing customers  or products or whether a license would be granted if required. Similar actions by the U.S. government or another country could impact our ability to provide our products and services to existing and potential customers.
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
We have significant manufacturing operations in the United States, Singapore, Israel, Germany, United Kingdom, Italy and China. In addition, our business is international in nature, with our sales, service and administrative personnel and our customers located in numerous countries throughout the world. Operations at our manufacturing facilities and our assembly subcontractors, as well as our other operations and those of our customers, are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, health epidemics and pandemics, fire, earthquake, volcanic eruptions, energy shortages, flooding or other natural disasters. Such disruption could cause delays in, among other things, shipments of products to our customers, our ability to perform services requested by our customers, or the installation and acceptance of our products at customer sites. We cannot provide any assurance that alternate means of conducting our operations (whether through alternate production capacity or service providers or otherwise) would be available if a major disruption were to occur or that, if such alternate means were available, they could be obtained on favorable terms.
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
We purchase insurance to help mitigate the economic impact of certain insurable risks; however, certain risks are uninsurable, are insurable only at significant cost or cannot be mitigated with insurance. Accordingly, we may experience a loss that is not covered by insurance, either because we do not carry applicable insurance or because the loss exceeds the applicable policy amount or is less than the deductible amount of the applicable policy. For example, we do not currently hold earthquake insurance. An earthquake could significantly disrupt our manufacturing operations, a significant portion of which are conducted in California, an area highly susceptible to earthquakes. It could also significantly delay our research and engineering efforts on new products, much of which is also conducted in California. We take steps to minimize the damage that would be caused by an earthquake, but there is no certainty that our efforts will prove successful in the event of an earthquake. We self-insure earthquake risks because we believe this is a prudent financial decision based on our cash reserves and the high cost and limited coverage available in the earthquake insurance market. Certain other risks are also self-insured either based on a similar cost-

benefit analysis, or based on the unavailability of insurance. If one or more of the uninsured events occurs, we could suffer major financial loss.
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
We are subject to tax and regulatory compliance audits (such as related to customs or product safety requirements) in various jurisdictions, and such jurisdictions may assess additional income or other taxes, penalties, fines or other prohibitions against us. Although we believe our tax estimates are reasonable and that our products and practices comply with applicable regulations, the final determination of any such audit and any related litigation could be materially different from our historical income tax provisions and accruals related to income taxes and other contingencies. In addition to and in connection with the Israel Tax Authority (“ITA”) Assessment described in more detail in Note 13 “Income Taxes” in the Notes to the Consolidated Financial Statements, there is an ongoing criminal investigation against our Orbotech subsidiary, certain of its employees and its tax consultant that began prior to the Acquisition Date. We can make no assurances that an indictment will not result from the criminal investigation. The results of an audit or litigation could have a material adverse effect on our operating results or cash flows in the period or periods for which that determination is made.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2020 to January 31, 2020	237,573	$176.78	237,573	$1,307,606,730
February 1, 2020 to February 29, 2020	1,085,631	$161.19	1,085,631	$1,132,608,722
March 1, 2020 to March 31, 2020	654,434	$145.16	654,434	$1,037,609,908
Total	1,977,638	$157.76	1,977,638
__________________

(1)
The stock repurchase program was announced on March 19, 2018, with an approved dollar amount of $2.0 billion. An additional $1.0 billion was authorized and announced on September 17, 2019. The program has no expiration date and may be suspended at any time. Future repurchases of our common stock under our repurchase program may be effected through various different repurchase transaction structures, including isolated open market transactions or systematic repurchase plans.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

1.1	Underwriting Agreement, dated as of February 19, 2020, by and among KLA Corporation and Citigroup Global Markets Inc., J.P.	8-K	000-09992	1.1	2/24/2020

4.1	Indenture, dated November 6, 2014, by and between KLA Corporation and Wells Fargo Bank, National Association, as Trustee, filed as Exhibit 4.1 to KLA Corporation’s Current Report on Form 8-K as filed with the SEC on November 7, 2014	8-K	000-09992	4.1	11/7/2014

4.2	Form of Officer’s Certificate setting forth the terms of the 3.300% Notes due 2050 (with form of Note attached)	8-K	000-09992	4.2	3/3/2020

10.1	Calendar Year 2020 Executive Incentive Plan*+

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Denotes a management contract, plan or arrangement.
+ Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601 (b)(10).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA CORPORATION
(Registrant)

May 6, 2020	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

May 6, 2020	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 6, 2020	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)