Form 10-Q
period 2020-09-30
KLA CORP
filed 2020-10-30
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of October 19, 2020, there were 154,459,817 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
KLA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,215,820	$1,234,409
Marketable securities	827,633	746,063
Accounts receivable, net	1,028,883	1,107,413
Inventories	1,394,225	1,310,985
Other current assets	288,138	324,675
Total current assets	4,754,699	4,723,545
Land, property and equipment, net	561,852	519,824
Goodwill	2,045,432	2,045,402
Deferred income taxes	245,614	236,797
Purchased intangible assets, net	1,340,913	1,391,413
Other non-current assets	371,586	362,979
Total assets	$9,320,096	$9,279,960
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$254,458	$264,280
Deferred system revenue	253,604	336,237
Deferred service revenue	241,219	233,493
Other current liabilities	999,547	865,776
Total current liabilities	1,748,828	1,699,786
Non-current liabilities:
Long-term debt	3,420,403	3,469,670
Deferred tax liabilities	656,876	660,885
Deferred service revenue	84,953	96,325
Other non-current liabilities	646,691	672,284
Total liabilities	6,557,751	6,598,950
Commitments and contingencies (Notes 9, 14 and 15)
Stockholders’ equity:
Common stock and capital in excess of par value	2,072,715	2,090,268
Retained earnings	753,915	654,930
Accumulated other comprehensive income (loss)	(79,446)	(79,774)
Total KLA stockholders’ equity	2,747,184	2,665,424
Non-controlling interest in consolidated subsidiaries	15,161	15,586
Total stockholders’ equity	2,762,345	2,681,010
Total liabilities and stockholders’ equity	$9,320,096	$9,279,960

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	September 30,
(In thousands, except per share amounts)	2020	2019
Revenues:
Product	$1,145,495	$1,057,975
Service	393,125	355,439
Total revenues	1,538,620	1,413,414
Costs and expenses:
Costs of revenues	620,562	604,241
Research and development	219,038	210,580
Selling, general and administrative	172,631	188,345
Interest expense	39,386	40,350
Other expense (income), net	3,197	(1,618)
Income before income taxes	483,806	371,516
Provision for income taxes	63,664	25,120
Net income	420,142	346,396
Less: Net loss attributable to non-controlling interest	(425)	(129)
Net income attributable to KLA	$420,567	$346,525
Net income per share attributable to KLA
Basic	$2.71	$2.18
Diluted	$2.69	$2.16
Weighted-average number of shares:
Basic	155,281	158,697
Diluted	156,442	160,131

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	September 30,
(In thousands)	2020	2019
Net income	$420,142	$346,396
Other comprehensive income (loss):
Currency translation adjustments:
Cumulative currency translation adjustments	5,440	(2,438)
Income tax (provision) benefit	(403)	393
Net change related to currency translation adjustments	5,037	(2,045)
Cash flow hedges:
Net unrealized gains (losses) arising during the period	(918)	(742)
Reclassification adjustments for net (gains) losses included in net income	(54)	1,527
Income tax (provision) benefit	208	(24)
Net change related to cash flow hedges	(764)	761
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	(3,119)	729
Available-for-sale securities:
Net unrealized gains (losses) arising during the period	(951)	1,183
Reclassification adjustments for net (gains) losses included in net income	(101)	4
Income tax (provision) benefit	226	542
Net change related to available-for-sale securities	(826)	1,729
Other comprehensive income (loss)	328	1,174
Less: Comprehensive loss attributable to non-controlling interest	(425)	(129)
Total comprehensive income attributable to KLA	$420,895	$347,699

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholder's Equity	Non- Controlling Interest	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of June 30, 2020	155,461	$2,090,268	$654,930	$(79,774)	$2,665,424	$15,586	$2,681,010
Adoption of ASC 326	—	—	(5,530)	—	(5,530)	—	(5,530)
Net income attributable to KLA	—	—	420,567	—	420,567	—	420,567
Other comprehensive income	—	—	—	328	328	—	328
Net loss attributable to non-controlling interest	—	—	—	—	—	(425)	(425)
Net issuance under employee stock plans	172	(25,145)	—	—	(25,145)	—	(25,145)
Repurchase of common stock	(1,027)	(19,400)	(174,497)	—	(193,897)	—	(193,897)
Cash dividends ($0.90 per share) and dividend equivalents declared	—	—	(141,555)	—	(141,555)	—	(141,555)
Stock-based compensation expense		26,992	—	—	26,992	—	26,992
Balance as of September 30, 2020	154,606	$2,072,715	$753,915	$(79,446)	$2,747,184	$15,161	$2,762,345

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholder's Equity	Non- Controlling Interest	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of June 30, 2019	159,475	$2,017,312	$714,825	$(73,029)	$2,659,108	$18,585	$2,677,693
Net income attributable to KLA	—	—	346,525	—	346,525	—	346,525
Net loss attributable to non-controlling interest	—	—	—	—	—	(129)	(129)
Other comprehensive income	—	—	—	1,174	1,174	—	1,174
Net issuance under employee stock plans	281	(23,423)	—	—	(23,423)	—	(23,423)
Repurchase of common stock	(1,659)	(20,988)	(207,508)	—	(228,496)	—	(228,496)
Cash dividends ($0.75 per share) and dividend equivalents declared	—	—	(120,669)	—	(120,669)	—	(120,669)
Stock-based compensation expense	—	26,944	—	—	26,944	—	26,944
Balance as of September 30, 2019	158,097	$1,999,845	$733,173	$(71,855)	$2,661,163	$18,456	$2,679,619

See accompanying notes to Condensed Consolidated Financial Statements (unaudited)

KLA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	September 30,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$420,142	$346,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,066	98,588
Loss (gain) on unrealized foreign exchange and other	(12,907)	10,313
Asset impairment charges	865	2,481
Stock-based compensation expense	26,992	26,944
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	73,000	(75,214)
Inventories	(85,991)	(5,091)
Other assets	5,103	(8,930)
Accounts payable	(9,822)	18,885
Deferred system revenue	(82,633)	(4,833)
Deferred service revenue	(3,646)	(4,337)
Other liabilities	101,002	91,043
Net cash provided by operating activities	512,171	496,245
Cash flows from investing activities:
Proceeds from sale of assets	1,114	—
Business acquisitions, net of cash acquired	—	(78,530)
Capital expenditures	(55,925)	(32,566)
Purchases of available-for-sale securities	(231,821)	(263,767)
Proceeds from sale of available-for-sale securities	53,249	25,449
Proceeds from maturity of available-for-sale securities	95,835	198,751
Purchases of trading securities	(18,630)	(9,021)
Proceeds from sale of trading securities	21,244	11,905
Proceeds from other investments	614	1,086
Net cash used in investing activities	(134,320)	(146,693)
Cash flows from financing activities:
Repayment of debt	(50,000)	—
Common stock repurchases	(187,897)	(228,496)
Payment of dividends to stockholders	(141,164)	(121,636)
Issuance of common stock	—	114
Tax withholding payments related to vested and released restricted stock units	(25,145)	(23,538)
Payment of contingent consideration payable	—	(57)
Net cash used in financing activities	(404,206)	(373,613)
Effect of exchange rate changes on cash and cash equivalents	7,766	(3,585)
Net (decrease) increase in cash and cash equivalents	(18,589)	(27,646)
Cash and cash equivalents at beginning of period	1,234,409	1,015,994
Cash and cash equivalents at end of period	$1,215,820	$988,348
Supplemental cash flow disclosures:
Income taxes paid	$54,185	$19,862
Interest paid	$40,071	$26,347
Non-cash activities:
Contingent consideration (receivable) payable - financing activities	$(2,987)	$9,366
Dividends payable - financing activities	$391	$1,552
Unsettled common stock repurchase - financing activities	$6,000	$8,000
Accrued purchases of land, property and equipment - investing activities	$23,388	$16,074

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
The unaudited interim Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations, comprehensive income, stockholders’ equity and cash flows for the periods indicated. These Condensed Consolidated Financial Statements and notes, however, should be read in conjunction with Item 8, “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
The Condensed Consolidated Financial Statements include the accounts of KLA and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. On February 20, 2019 ("Acquisition Date"), we completed the acquisition of Orbotech, Ltd. ("Orbotech") hereinafter referred to as the "Orbotech Acquisition".
The results of operations for the three months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2021.
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
Comparability. Effective July 1, 2020, we adopted Accounting Standard Codification ("ASC") 326, Financial Instruments - Credit Losses. Prior periods were not retrospectively recast and accordingly, the Consolidated Balance Sheet as of June 30, 2020, and the Condensed Consolidated Statement of Operations for the three months ended September 30, 2019 were prepared using accounting standards that were different than those in effect for the three months ended September 30, 2020.
Significant Accounting Policies. With the exception of the change for the accounting of credit losses as a result of the adoption of ASC 326, Financial Instruments - Credit Losses, there have been no other material changes to our significant accounting policies in Note 1 “Description of Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
Credit Losses
Cash Equivalents and Marketable Securities. All highly liquid debt instruments with original or remaining maturities of less than three months at the date of purchase are cash equivalents. Marketable securities are generally classified as available-for-sale for use in current operations, if required, and are reported at fair value, with unrealized gains and non-credit related unrealized losses, net of tax, presented as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss)” (“AOCI”). All realized gains and losses are recorded in earnings in the period of occurrence. The specific identification method is used to determine the realized gains and losses on investments.
We regularly review the available-for-sale debt securities in an unrealized loss position, and evaluate the current expected credit loss by considering available information relevant to the collectibility of the security, such as historical experience, market data, issuer-specific factors including credit ratings, default and loss rates of the underlying collateral and structure and credit enhancements, current economic conditions and reasonable and supportable forecasts.

If we do not expect to recover the entire amortized cost of the security, the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security, is recorded as an allowance for credit losses with an offsetting entry to earnings; and the amount that is not credit-related is recognized in other comprehensive income (loss). If we have the intent to sell the security or it is more likely than not that we will be required to sell the security before recovery of its entire amortized cost basis, we first write off any previously recognized allowance for credit losses with an offsetting entry to the security’s amortized cost basis. If the allowance has been fully written off and fair value is less than amortized cost basis, we write down the amortized cost basis of the security to its fair value with an offsetting entry to net income.
There were no credit losses on available-for-sale debt securities recognized for the three months ended September 30, 2020 and 2019.
Allowance for Credit Losses. A majority of our accounts receivable are derived from sales to large multinational semiconductor and electronics manufacturers throughout the world. We maintain an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as selling, general and administrative expense in the Condensed Consolidated Statements of Income. We assess collectibility by reviewing accounts receivable on a collective basis where similar risk characteristics exist and on an individual basis when we identify specific customers with known disputes or collectibility issues. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The allowance for credit losses is reviewed on a quarterly basis to assess the adequacy of the allowance.
For the three months ended September 30, 2020, our assessment considered the impact of COVID-19 and estimates of expected credit and collectability trends. The credit losses recognized were not significant for the three months ended September 30, 2020 and 2019.
Volatility in market conditions and evolving credit trends are difficult to predict and may cause variability and volatility that may have a material impact on our allowance for credit losses in future periods.
Recent Accounting Pronouncements
Recently Adopted
As explained above, on July 1, 2020 we adopted ASC 326, which was issued by the Financial Accounting Board (“FASB”) in June 2016 as Accounting Standards Update ("ASU") No 2016-13 Financial Instruments – Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments. The ASU replaced previous incurred loss impairment guidance and established a single expected credit losses allowance framework for financial assets carried at amortized cost. It also eliminated the concept of other-than-temporary impairment and requires credit losses related to certain available-for-sale debt securities to be recorded through an allowance for credit losses. We adopted ASC 326 using the modified retrospective method, which requires a cumulative-effect adjustment to the opening balance of retained earnings to be recognized on the date of adoption and, accordingly, recorded a net decrease of $5.5 million to retained earnings as of July 1, 2020. Please see the “Credit Losses” accounting policy in the “Significant Accounting Policies” section above.
In August 2018, the FASB issued an accounting standard update which modifies the existing accounting standards for the fair value measurement disclosure. This update eliminates the disclosures of the amount of and reasons for transfers between level 1 and level 2 of the fair value hierarchy, and the policy for the timing of transfers between levels. We adopted this update beginning in the first quarter of our fiscal year ending June 30, 2021 on a retrospective basis and the adoption had no material impact on our Condensed Consolidated Financial Statements.
In August 2018, the FASB issued an accounting standard update to amend the disclosure requirements related to defined benefit pension and other post-retirement plans. Some of the changes include adding a disclosure requirement for significant gains and losses related to changes in the benefit obligation for the period and removing the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year. We adopted this update beginning in the first quarter of the fiscal year ending June 30, 2021 on a retrospective basis and the adoption had no material impact on our Condensed Consolidated Financial Statements.
In August 2018, the FASB issued an accounting standard update to align the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance clarifies which costs should be capitalized including the cost to acquire the license and the related implementation costs. We adopted this update beginning in the first quarter of our fiscal year ending June 30, 2021 on a prospective basis, and the adoption had no material impact on our Condensed Consolidated Financial Statements.

Updates Not Yet Effective
In December 2019, the FASB issued an accounting standard update to simplify the accounting for income taxes in ASC 740, Income Taxes (“ASC 740”). This amendment removes certain exceptions and improves consistent application of accounting principles for certain areas in ASC 740. The update is effective for us beginning in the first quarter of our fiscal year ending June 30, 2022, and early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our Consolidated Financial Statements.
In August 2020, the FASB issued an accounting standard update to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The standard eliminates beneficial conversion feature and cash conversion models resulting in more convertible instruments being accounted for as a single unit; and modifies the guidance on the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. The update is effective for us in the first quarter of our fiscal year ending June 30, 2023 and can be adopted either on a fully retrospective basis or modified retrospective basis. Early adoption is permitted from our first quarter of fiscal year ending June 30, 2022. We are currently evaluating the impact of this accounting standard update on our Condensed Consolidated Financial Statements.

NOTE 2 – REVENUE

Contract Balances

The following table represents the opening and closing balances of accounts receivables, net, contract assets and contract liabilities for the indicated periods.

	As of	As of
(In thousands, except for percentage)	September 30, 2020	June 30, 2020	$ Change	% Change
Accounts receivable, net	$1,028,883	$1,107,413	$(78,530)	(7)%
Contract assets	$97,751	$99,876	$(2,125)	(2)%
Contract liabilities	$579,776	$666,055	$(86,279)	(13)%
Our payment terms and conditions vary by contract type, although the terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of product shipment, with the remainder payable within 30 days of acceptance.
The change in contract assets during the three months ended September 30, 2020 was mainly due to $40.9 million of contract assets reclassified to net accounts receivable as our right to consideration for these contract assets became unconditional, partially offset by $38.6 million of revenue recognized for which the payment is subject to conditions other than passage of time. Contract assets are included in Other current assets on our Condensed Consolidated Balance Sheets.
During the three months ended September 30, 2020, we recognized revenue of $314.8 million that was included in contract liabilities as of July 1, 2020. This was partially offset by the value of products and services billed to customers for which control of the products and service has not transferred to the customers. Contract liabilities are included in current and non-current liabilities on our Condensed Consolidated Balance Sheets.

Remaining Performance Obligations
As of September 30, 2020, we had $2.20 billion of remaining performance obligations, which represents our obligation to deliver products and services, and consists primarily of sales orders where written customer requests have been received. We expect to recognize approximately 5% to 15% of these performance obligations as revenue beyond the next twelve months, subject to risk of delays, pushouts, and cancellation by the customer, usually with limited or no penalties.
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
As of September 30, 2020, the types of instruments valued based on quoted market prices in active markets included money market funds, certain U.S. Treasury securities and U.S. Government agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
The types of instruments valued based on other observable inputs included corporate debt securities, sovereign securities, municipal securities, and certain U.S. Treasury securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker / dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
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

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on our Condensed Consolidated Balance Sheets as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Little or No Market Activity Inputs
As of September 30, 2020 (In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Corporate debt securities	$4,019	$—	$4,019	$—
Money market funds and other	682,785	682,785	—	—
U.S. Treasury securities	8,400	—	8,400	—
Marketable securities:
Corporate debt securities	400,277	—	400,277	—
Municipal securities	35,629	—	35,629	—
U.S. Government agency securities	137,487	137,487	—	—
U.S. Treasury securities	169,777	131,786	37,991	—
Total cash equivalents and marketable securities(1)	1,438,374	952,058	486,316	—
Other current assets:
Derivative assets	3,198	—	3,198	—
Other non-current assets:
Executive Deferred Savings Plan	223,986	172,226	51,760	—
Total financial assets(1)	$1,665,558	$1,124,284	$541,274	$—
Liabilities
Derivative liabilities	$(2,886)	$—	$(2,886)	$—
Deferred payments	(6,825)	—	—	(6,825)
Contingent consideration payable	(12,974)	—	—	(12,974)
Total financial liabilities	$(22,685)	$—	$(2,886)	$(19,799)
________________
(1) Excludes cash of $471.2 million held in operating accounts and time deposits of $133.8 million as of September 30, 2020.

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on our Condensed Consolidated Balance Sheets as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Little or No Market Activity Inputs
As of June 30, 2020 (In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds and other	$694,950	$694,950	$—	$—
Marketable securities:
Corporate debt securities	381,957	—	381,957	—
Municipal securities	29,110	—	29,110	—
Sovereign securities	2,017	—	2,017	—
U.S. Government agency securities	106,336	106,336	—	—
U.S. Treasury securities	181,193	151,210	29,983	—
Total cash equivalents and marketable securities(1)	1,395,563	952,496	443,067	—
Other current assets:
Derivative assets	2,077	—	2,077	—
Other non-current assets:
Executive Deferred Savings Plan	213,487	166,000	47,487	—
Total financial assets(1)	$1,611,127	$1,118,496	$492,631	$—
Liabilities
Derivative liabilities	$(1,410)	$—	$(1,410)	$—
Deferred payments	(6,750)	—	—	(6,750)
Contingent consideration payable	(15,513)	—	—	(15,513)
Total financial liabilities	$(23,673)	$—	$(1,410)	$(22,263)
________________
(1) Excludes cash of $460.8 million held in operating accounts and time deposits of $78.7 million as of June 30, 2020.
There were no transfers between Level 1, Level 2 and Level 3 fair value measurements during the three months ended September 30, 2020. See Note 8 “Debt” of the Notes to the Condensed Consolidated Financial Statements for disclosure of the fair value of our Senior Notes.

NOTE 4 – FINANCIAL STATEMENT COMPONENTS
Condensed Consolidated Balance Sheets

	As of	As of
(In thousands)	September 30, 2020	June 30, 2020
Accounts receivable, net:
Accounts receivable, gross	$1,046,329	$1,119,235
Allowance for credit losses	(17,446)	(11,822)
	$1,028,883	$1,107,413
Inventories:
Raw materials	$541,846	$478,594
Customer service parts	316,795	338,608
Work-in-process	368,270	334,965
Finished goods	167,314	158,818
	$1,394,225	$1,310,985
Other current assets:
Contract assets	$97,751	$99,876
Prepaid expenses	88,128	74,955
Deferred costs of revenue	57,488	77,219
Prepaid income and other taxes	24,767	56,809
Other current assets	20,004	15,816
	$288,138	$324,675
Land, property and equipment, net:
Land	$67,864	$67,858
Buildings and leasehold improvements	433,525	405,238
Machinery and equipment	695,577	677,627
Office furniture and fixtures	31,121	29,964
Construction-in-process	109,211	93,736
	1,337,298	1,274,423
Less: accumulated depreciation	(775,446)	(754,599)
	$561,852	$519,824
Other non-current assets:
Executive Deferred Savings Plan(1)	$223,986	$213,487
Operating lease right of use assets	98,754	100,790
Other non-current assets	48,846	48,702
	$371,586	$362,979
Other current liabilities:
Compensation and benefits	$346,266	$251,379
Executive Deferred Savings Plan	225,542	215,167
Customer credits and advances	128,484	114,896
Other accrued expenses	159,713	183,435
Income taxes payable	75,323	35,640
Interest payable	34,801	36,265
Operating lease liabilities	29,418	28,994
	$999,547	$865,776
Other non-current liabilities:
Income taxes payable	$357,074	$383,447
Pension liabilities	81,612	78,911
Operating lease liabilities	69,431	70,885
Other non-current liabilities	138,574	139,041
	$646,691	$672,284

________________
(1)We have a non-qualified deferred compensation plan (known as “Executive Deferred Savings Plan” or “EDSP”) under which certain employees and non-employee directors may defer a portion of their compensation. The expense (benefit) associated with changes in the EDSP liability included in selling, general and administrative expense was $13.2 million and $1.9 million during the three months ended September 30, 2020 and 2019, respectively. The amount of net gains (losses) associated with changes in the EDSP assets included in selling, general and administrative expense was $13.3 million and $2.3 million during the three months ended September 30, 2020 and 2019, respectively. For additional details, refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (“OCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of September 30, 2020	$(38,920)	$2,857	$(24,014)	$(19,369)	$(79,446)

Balance as of June 30, 2020	$(43,957)	$3,683	$(23,250)	$(16,250)	$(79,774)
The effects on net income (loss) of amounts reclassified from accumulated OCI to the Condensed Consolidated Statements of Operations for the indicated period were as follows (in thousands):

		Three Months Ended
	Location in the Condensed Consolidated	September 30,
Accumulated OCI Components	Statements of Operations	2020	2019
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$(217)	$373
	Costs of revenues and operating expenses	550	(1,801)
	Interest expense	(279)	(99)
	Net gains (losses) reclassified from accumulated OCI	$54	$(1,527)
Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$(101)	$(4)

The amounts reclassified out of accumulated OCI related to our defined benefit pension plans, which were recognized as a component of net periodic cost for the three months ended September 30, 2020 and 2019 were $0.3 million and $0.2 million, respectively. For additional details, refer to Note 12 “Employee Benefit Plans” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

NOTE 5 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of September 30, 2020 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$402,338	$2,046	$(88)	$404,296
Money market funds and other	682,785	—	—	682,785
Municipal securities	35,368	261	—	35,629
U.S. Government agency securities	137,169	326	(8)	137,487
U.S. Treasury securities	177,076	1,101	—	178,177
Subtotal	1,434,736	3,734	(96)	1,438,374
Add: Time deposits(1)	133,836	—	—	133,836
Less: Cash equivalents	744,577	—	—	744,577
Marketable securities	$823,995	$3,734	$(96)	$827,633

As of June 30, 2020 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$379,334	$2,673	$(50)	$381,957
Money market funds and other	694,950	—	—	694,950
Municipal securities	28,859	251	—	29,110
Sovereign securities	2,009	8	—	2,017
U.S. Government agency securities	106,091	252	(7)	106,336
U.S. Treasury securities	179,631	1,564	(2)	181,193
Subtotal	1,390,874	4,748	(59)	1,395,563
Add: Time deposits(1)	124,153	—	—	124,153
Less: Cash equivalents	773,653	—	—	773,653
Marketable securities	$741,374	$4,748	$(59)	$746,063
________________
(1) Time deposits excluded from fair value measurements.
Our investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of our unrealized losses are due to changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all of these investments upon maturity. As of September 30, 2020, we had 40 investments in an unrealized loss position. The following table summarizes the fair value and gross unrealized losses of our investments that were in an unrealized loss position as of the date indicated below, none of which were in a continuous loss position for 12 months or more:

As of September 30, 2020 (In thousands)	Fair Value	Gross Unrealized Losses
Corporate debt securities	$54,747	$(88)
Municipal securities	2,328	—
U.S. Government agency securities	24,762	(8)
U.S Treasury securities	18,564	—
Total	$100,401	$(96)

As of June 30, 2020 (In thousands)	Fair Value	Gross Unrealized Losses
Corporate debt securities	$44,429	$(50)
Municipal securities	870	—
U.S. Government agency securities	9,951	(7)
U.S Treasury securities	19,010	(2)
Total	$74,260	$(59)
The contractual maturities of securities classified as available-for-sale, regardless of their classification on our Condensed Consolidated Balance Sheets, as of the date indicated below were as follows:

As of September 30, 2020 (In thousands)	Amortized Cost	Fair Value
Due within one year	$498,336	$500,622
Due after one year through three years	325,659	327,011
	$823,995	$827,633

As of June 30, 2020 (In thousands)	Amortized Cost	Fair Value
Due within one year	$415,915	$418,169
Due after one year through three years	325,459	327,894
	$741,374	$746,063
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities for the three months ended September 30, 2020 and 2019 were immaterial.

NOTE 6 - BUSINESS COMBINATIONS

    On April 24, 2020, we acquired a product line from a public company for total purchase consideration of $11.4 million, of which $2.2 million was allocated to goodwill. Goodwill recognized was assigned to the Wafer Inspection and Patterning reporting unit, and the amount recognized was deductible for income tax purposes.
On August 22, 2019, we acquired the outstanding shares of a privately-held company, primarily to expand our products and services offerings, for a total purchase consideration of $94.0 million inclusive of measurement period adjustments as well as the fair value of the promise to pay an additional consideration up to $60.0 million contingent on the achievement of certain milestones. As of September 30, 2020, the estimated fair value of the additional consideration was $6.3 million, which was classified as a current liability on the Condensed Consolidated Balance Sheet. The $54.2 million of goodwill was assigned to the Wafer Inspection and Patterning reporting unit, and the amount recognized was not deductible for income tax purposes.
In addition to the contingent consideration for the August 2019 acquisition, as of September 30, 2020, we have $6.7 million of contingent consideration recorded for other acquisitions from fiscal year 2019, which is classified as a non-current liability on the Condensed Consolidated Balance Sheet.
For additional details, please refer to Note 6 "Business Combinations" included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the SEC on August 7, 2020.

NOTE 7 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the current and prior business combinations. We have four reportable segments and six reporting units. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” of the Notes to the Condensed Consolidated Financial Statements. The following table presents goodwill carrying value and the movements during the three months ended September 30, 2020(1):

(In thousands)	Wafer Inspection and Patterning	Global Service and Support (“GSS”)	Specialty Semiconductor Process	PCB and Display	Component Inspection	Total
Balance as of June 30, 2020	$416,840	$25,908	$681,858	$907,221	$13,575	$2,045,402
Foreign currency adjustments	30	—	—	—	—	30
Balance as of September 30, 2020	$416,870	$25,908	$681,858	$907,221	$13,575	$2,045,432
_________________
(1)No goodwill was assigned to the Other reporting unit, and accordingly it was excluded in the table above.

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
As of September 30, 2020, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the assessment performed in the third quarter of the fiscal year ended June 30, 2020. As a result of that assessment, we recorded $144.2 million and $112.5 million in impairment charges in the Specialty Semiconductor Process and PCB and Display reporting units, respectively, in the three months ended March 31, 2020. For additional details, refer to Note 7 “Goodwill and Purchased Intangible Assets” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

			As of			As of
(In thousands)		September 30, 2020			June 30, 2020
Category	Range of Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization, and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-8	$1,269,883	$379,663	$890,220	$1,269,883	$342,623	$927,260
Customer relationships	4-9	305,817	106,912	198,905	305,817	98,754	207,063
Trade name / Trademark	4-7	117,383	42,785	74,598	117,383	39,216	78,167
Backlog and other	<1-9	50,404	48,948	1,456	50,404	47,215	3,189
Intangible assets subject to amortization		1,743,487	578,308	1,165,179	1,743,487	527,808	1,215,679
In-process research and development		175,834	100	175,734	175,834	100	175,734
Total		$1,919,321	$578,408	$1,340,913	$1,919,321	$527,908	$1,391,413

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
We performed the required recoverability test for intangible assets in the third quarter of the fiscal year ended June 30, 2020 and concluded that there was no impairment based on the assessment. As of September 30, 2020, there were no impairment indicators for purchased intangible assets.
Amortization expense for purchased intangible assets for the periods indicated below was as follows:

	Three Months Ended
	September 30,
(In thousands)	2020	2019
Amortization expense - Cost of revenues	$37,040	$35,621
Amortization expense - Selling, general and administrative	13,429	22,256
Amortization expense - Research and development	31	31
Total	$50,500	$57,908
Based on the purchased intangible assets gross carrying amount recorded as of September 30, 2020, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2021 (remaining nine months)	$147,317
2022	195,239
2023	194,147
2024	191,630
2025	179,421
2026 and thereafter	257,425
Total	$1,165,179

NOTE 8 – DEBT
The following table summarizes our debt as of September 30, 2020 and June 30, 2020:

	As of September 30, 2020		As of June 30, 2020
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 4.650% Senior Notes due on November 1, 2024	$1,250,000	4.682%	$1,250,000	4.682%
Fixed-rate 5.650% Senior Notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Fixed-rate 4.100% Senior Notes due on March 15, 2029	800,000	4.159%	800,000	4.159%
Fixed-rate 5.000% Senior Notes due on March 15, 2049	400,000	5.047%	400,000	5.047%
Fixed-rate 3.300% Senior Notes due on March 1, 2050	750,000	3.302%	750,000	3.302%
Revolving Credit Facility	—	—%	50,000	1.310%
Total	3,450,000		3,500,000
Unamortized discount	(7,958)		(8,167)
Unamortized debt issuance costs	(21,639)		(22,163)
Total	$3,420,403		$3,469,670
Reported as:
Long-term debt	3,420,403		3,469,670
As of September 30, 2020, future minimum principal payments for our debt are $1.25 billion in fiscal year 2025 and $2.20 billion after fiscal year 2026.
Senior Notes and Debt Redemption:
In February 2020, we issued $750.0 million aggregate principal amount of senior, unsecured long-term notes (the “2020 Senior Notes”). In March 2019 and November 2014, we issued $1.20 billion (the "2019 Senior Notes”) and $2.50 billion (the "2014 Senior Notes,” and together with the 2019 Senior Notes and the 2020 Senior Notes, the “Senior Notes”), respectively, aggregate principal amount of senior, unsecured long-term notes. In each of the second quarters of fiscal 2018 and 2020, we repaid $250.0 million of the 2014 Senior Notes and in the third quarter of fiscal 2020 we repaid another $500.0 million of the 2014 Senior Notes using the proceeds from the issuance of the 2020 Senior Notes, bringing the outstanding aggregate principal amount of the 2014 Senior Notes to $1.50 billion as of September 30, 2020.

The interest rates for our Senior Notes are not subject to adjustment. Interest is payable as follows: semi-annually on March 1 and September 1 of each year for the 2020 Senior Notes; semi-annually on March 15 and September 15 of each year for the 2019 Senior Notes; and semi-annually on May 1 and November 1 of each year for the 2014 Senior Notes. The indenture for the Senior Notes (the “Indenture”) includes covenants that limit our ability to grant liens on our facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted.
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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of September 30, 2020 and June 30, 2020 was approximately $4.05 billion and $4.01 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of September 30, 2020, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility:
We have in place a Credit Agreement (the “Credit Agreement”) providing for a $1.00 billion unsecured Revolving Credit Facility (the "Revolving Credit Facility") with a maturity date of November 30, 2023. During the fiscal year ended June 30, 2020, we borrowed $450.0 million from the Revolving Credit Facility and made principal payments of $400.0 million, $200.0 million of which were repayments in the third fiscal quarter of 2020 using a portion of the proceeds from the issuance of the 2020 Senior Notes. As of June 30, 2020, we had outstanding $50.0 million aggregate principal amount of borrowings under the Revolving Credit Facility. During the first fiscal quarter of 2021, we repaid the remaining $50.0 million aggregate principal balance so that as of September 30, 2020 we had no outstanding borrowings under the Revolving Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the Maturity Date, at which time such Revolving Credit Facility will terminate, and all outstanding loans under such facility, together with all accrued and unpaid interest, must be repaid. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility will bear interest, at our option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to 175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to our credit rating. As of September 30, 2020, we elected to pay interest on the borrowed amount under the Revolving Credit Facility at LIBOR plus a spread of 112.5 bps, and we pay an annual commitment fee of 12.5 bps on the daily undrawn balance of the Revolving Credit Facility.
The Revolving Credit Facility requires us to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, we are required to maintain the maximum leverage ratio as described in the Credit Agreement, on a quarterly basis of 3.00 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of September 30, 2020, our maximum allowed leverage ratio was 3.50 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of September 30, 2020.
For additional details, refer to Note 8 “Debt” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

NOTE 9– LEASES
We have operating leases for facilities, vehicles, and other equipment. Our facility leases are primarily used for administrative functions, research and development, manufacturing, and storage and distribution. Our finance leases are not material.
Our existing leases do not contain significant restrictive provisions or residual value guarantees; however, certain leases contain provisions for payment of maintenance, real estate taxes, or insurance costs by us. Our leases have remaining lease terms ranging from less than one year to 16 years, including periods covered by options to extend the lease when it is reasonably certain that the option will be exercised.
Lease expense for the three months ended September 30, 2020 and September 30, 2019 was $9.6 million and $8.7 million, respectively. Expense related to short-term leases, which are not recorded on the Condensed Consolidated Balance Sheets, was not material for the three months ended September 30, 2020 and was $0.2 million for the three months ended September 30, 2019. As of September 30, 2020 and June 30, 2020, the weighted average remaining lease term was 4.9 years and 5.1 years, respectively, and the weighted average discount rate for operating leases was 1.93% and 1.99%, respectively.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30,
In thousands	2020	2019
Operating cash outflows from operating leases	$9,370	$8,374
ROU assets obtained in exchange for new operating lease liabilities	$6,844	$2,805
Maturities of lease liabilities as of September 30, 2020 were as follows:

Amount (In thousands)
2021 (remaining nine months)	$24,375
2022	24,693
2023	16,812
2024	10,891
2025	9,065
2026 and thereafter	18,520
Total lease payments	104,356
Less imputed interest	(5,507)
Total	$98,849
As of September 30, 2020, we did not have any material leases that had not yet commenced.

NOTE 10 – EQUITY, LONG-TERM INCENTIVE COMPENSATION PLANS AND NON-CONTROLLING INTEREST
Equity Incentive Program
As of September 30, 2020, 10.3 million shares remained available for issuance under our 2004 Equity Incentive Plan (the “2004 Plan”).
For details of the 2004 Plan refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Assumed Equity Plans
As part of the Orbotech acquisition, we assumed outstanding equity incentive awards under the following Orbotech equity incentive plans: (i) Equity Remuneration Plan for Key Employees of Orbotech Ltd. and its Affiliates and Subsidiaries (as Amended and Restated in 2005), (ii) 2010 Equity-Based Incentive Plan, and (iii) 2015 Equity-Based Incentive Plan (each, an “Assumed Equity Plan” and collectively the “Assumed Equity Plans”).
As of September 30, 2020, there were 217,387 shares of our common stock underlying the outstanding Assumed RSUs under the Assumed Equity Plans. For details on the Assumed Equity Plans refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
Equity Incentive Plans - General Information
The following table summarizes the combined activity under our equity incentive plans:

(In thousands)	Available For Grant(1) (2)
Balance as of June 30, 2020	10,760
Restricted stock units granted(3)	(598)
Restricted stock units granted adjustment(4)	54
Restricted stock units canceled	71
Balance as of September 30, 2020	10,287
__________________
(1)The number of RSUs reflects the application of the award multiplier of 2.0x to calculate the impact of the award on the shares reserved under the 2004 Plan.
(2)No additional stock options, RSUs or other awards will be granted under the Assumed Equity Plans.
(3)Includes RSUs granted to senior management during the three months ended September 30, 2020 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such RSUs that are deemed to have been earned) (“performance-based RSUs”). This line item includes all such performance-based RSUs granted during the three months ended September 30, 2020 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.2 million shares for the three months ended September 30, 2020 reflects the application of the multiplier described above).
(4)Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the three months ended September 30, 2020.
The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. For RSUs granted without “dividend equivalent” rights, fair value is calculated using the closing price of our common stock on the grant date, adjusted to exclude the present value of dividends which are not accrued on those RSUs. The fair value for RSUs granted with “dividend equivalent” rights is determined using the closing price of our common stock on the grant date. Compensation expense for RSUs with performance metrics is calculated based upon expected achievement of the metrics specified in the grant, or when a grant contains a market condition, the grand date fair value using a Monte Carlo simulation. The fair value for purchase rights under our Employee Stock Purchase Plan is determined using a Black-Scholes model.
The following table shows stock-based compensation expense for the indicated periods:

	Three Months Ended
	September 30,
(In thousands)	2020	2019
Stock-based compensation expense by:
Costs of revenues	$3,667	$2,864
Research and development	5,471	5,287
Selling, general and administrative	17,854	18,793
Total stock-based compensation expense	$26,992	$26,944

The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

	As of	As of
(In thousands)	September 30, 2020	June 30, 2020
Inventory	$5,685	$6,752
Restricted Stock Units
The following table shows the activity and weighted-average grant date fair value for RSUs during the three months ended September 30, 2020:

	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2020(2)	2,253	$107.33
Granted(3)	299	$201.95
Granted adjustments	(27)	$88.96
Vested and released	(172)	$91.94
Withheld for taxes	(125)	$91.94
Forfeited	(39)	$120.18
Outstanding restricted stock units as of September 30, 2020(2)	2,189	$122.33
__________________
(1)Share numbers reflect actual shares subject to awarded RSUs.
(2)Includes performance-based and market-based RSUs.
(3)This line item includes performance-based RSUs granted during the three months ended September 30, 2020 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.1 million shares for the three months ended September 30, 2020).

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
The following table shows the weighted-average grant date fair value per unit for the RSUs granted, vested, and tax benefits realized by us in connection with vested and released RSUs for the indicated periods:

	Three Months Ended
	September 30,
(In thousands, except for weighted-average grant date fair value)	2020	2019
Weighted-average grant date fair value per unit	$201.95	$136.76
Grant date fair value of vested restricted stock units	$27,302	$30,092
Tax benefits realized by us in connection with vested and released restricted stock units	$6,737	$3,993
As of September 30, 2020, the unrecognized stock-based compensation expense balance related to RSUs was $182.8 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.6 years. The intrinsic value of outstanding RSUs as of September 30, 2020 was $424.1 million.

Cash-Based Long-Term Incentive Compensation
We have adopted a cash-based long-term incentive (“Cash LTI Plan”) program for many of our employees as part of our employee compensation program. Executives and non-employee members of the Board of Directors do not participate in this program. During the three months ended September 30, 2020 and 2019, we approved Cash LTI awards of $3.5 million and $1.8 million, respectively under our Cash LTI Plan. Cash LTI awards issued to employees under the Cash LTI Plan will vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date. During the three months ended September 30, 2020 and 2019, we recognized $19.4 million and $16.6 million, respectively, in compensation expense under the Cash LTI Plan. As of September 30, 2020, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $155.4 million. For details, refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
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
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended
	September 30,
	2020	2019
Stock purchase plan:
Expected stock price volatility	51.9%	31.6%
Risk-free interest rate	0.7%	2.4%
Dividend yield	1.9%	2.5%
Expected life (in years)	0.5	0.5

The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

	Three Months Ended
(In thousands, except for weighted-average fair value per share)	September 30,
	2020	2019
Tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP	$4,169	$1,734
Weighted-average fair value per share based on Black-Scholes model	$52.23	$27.35
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which we estimate will be required to be issued under the ESPP during the forthcoming fiscal year. As of September 30, 2020, a total of 2.6 million shares were reserved and available for issuance under the ESPP.

Quarterly Cash Dividends
On August 3, 2020, we announced that our Board of Directors had approved an increase in the quarterly cash dividend level to $0.90 per share. On August 6, 2020, we announced that our Board of Directors had declared a quarterly cash dividend of $0.90 per share to be paid on September 1, 2020 to stockholders of record as of the close of business on August 17, 2020. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended September 30, 2020 and 2019 was $141.2 million and $121.6 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of September 30, 2020 and June 30, 2020 was $8.7 million and $8.3 million, respectively. These amounts will be paid upon vesting of the underlying RSUs.
Non-Controlling Interest
We have consolidated the results of Orbograph Ltd. (“Orbograph”), in which we own approximately 94% of the outstanding equity interest. Orbograph is engaged in the development and marketing of character recognition solutions to banks, financial and other payment processing institutions and healthcare providers.
During the fourth quarter of fiscal 2020, we entered into an Asset Purchase Agreement to sell certain core assets of our non-strategic solar energy business, Orbotech LT Solar, LLC ("OLTS"). The sale was completed in the first quarter of fiscal 2021 and the proceeds were not material. Prior to the sale, we consolidated the results of OLTS, of which we own 97% of the outstanding equity interest as of September 30, 2020. OLTS was engaged in the research, development and marketing of products for the deposition of thin film coating of various materials on crystalline silicon photovoltaic wafers for solar energy panels through plasma-enhanced chemical vapor deposition (“PECVD”).
Additionally, we have consolidated the results of PixCell Medical Technologies, Ltd. ("PixCell"), an Israeli company that is engaged in the development, marketing and sales of diagnostic equipment for point-of-care hematology applications of which we own approximately 52% of the outstanding equity interest and are entitled to appoint the majority of this company’s directors.

NOTE 11 – STOCK REPURCHASE PROGRAM
Our Board of Directors has authorized a program which permits us to repurchase up to $3.00 billion of our common stock. The intent of this program is to offset the dilution from our equity incentive plans, shares issued in connection with purchases under our ESPP, the issuance of shares in the Orbotech Acquisition, as well as to return excess cash to our stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases were made in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder, such as Rule 10b-18 and, if pursuant to a written plan, Rule 10b5-1. This stock repurchase program has no expiration date and may be suspended at any time. As of September 30, 2020, an aggregate of approximately $0.84 billion was available for repurchase under the stock repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three Months Ended
	September 30,
(In thousands)	2020	2019
Number of shares of common stock repurchased	1,027	1,659
Total cost of repurchases	$193,897	$228,496

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

The following table sets forth the computation of basic and diluted net income per share attributable to KLA:

	Three Months Ended
(In thousands, except per share amounts)	September 30,
	2020	2019
Numerator:
Net income attributable to KLA	$420,567	$346,525
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	155,281	158,697
Effect of dilutive restricted stock units and options	1,161	1,434
Weighted-average shares-diluted	156,442	160,131
Basic net income per share attributable to KLA	$2.71	$2.18
Diluted net income per share attributable to KLA	$2.69	$2.16
Anti-dilutive securities excluded from the computation of diluted net income per share	169	—

NOTE 13 – INCOME TAXES
The following table provides details of income taxes:

	Three Months Ended
	September 30,
(Dollar amounts in thousands)	2020	2019
Income before income taxes	$483,806	$371,516
Provision for income taxes	$63,664	$25,120
Effective tax rate	13.2%	6.8%
Our effective tax rate is lower than the U.S. federal statutory rate during the three months ended September 30, 2020 primarily due to the proportion of earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate and the proportion of the U.S. earnings eligible for the Foreign Derived Intangible Income deduction. The Foreign Derived Intangible Income deduction reduces the U.S. tax rate on sales to customers outside the U.S.
In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to federal income tax examinations for all years beginning from the fiscal year ended June 30, 2017 and are under United States income tax examination for the fiscal year ended June 30, 2018. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2016. We are also subject to examinations in other major foreign jurisdictions, including Singapore and Israel, for all years beginning from the calendar year ended December 31, 2012. We are under audit in Germany related to Orbotech for the calendar years ended December 31, 2013 to December 31, 2015. We are also under audit in Israel related to KLA for the fiscal years ended June 30, 2017 to June 30, 2019.
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
On August 31, 2018, Orbotech filed an objection in respect of the tax assessment (the “Objection”). The ITA completed the second stage of the audit, in which the claims Orbotech raised in the Objection were examined by different personnel at the ITA. In addition, the ITA examined additional items during this second stage of the audit. As Orbotech and the ITA did not reach an agreement during the second stage, the ITA issued Tax Decrees to Orbotech on August 28, 2019 (“Tax Decrees”) for

an aggregate amount of tax, after offsetting all NOLs available through the end of 2014, of approximately NIS 257 million (equivalent to approximately $73 million which includes related interest and linkage differentials to the Israeli consumer price index as of the date of the issuance of the Tax Decrees). These Tax Decrees replaced the Assessment. We believe that our recorded unrecognized tax benefits are sufficient to cover the resolution of these Tax Decrees.
Orbotech filed a notice of appeal with respect to the above Tax Decrees with the District Court of Tel Aviv on September 26, 2019. On February 27, 2020 the ITA filed its arguments in support of the Tax Decrees. Orbotech filed the grounds of appeal with respect to the above Tax Decrees on July 30, 2020. We are currently in the pre-trial hearing stage of the process and the next pre-trial meeting is scheduled for January 2021. The ITA and Orbotech are continuing discussions in an effort to resolve this matter in a mutually agreeable manner.
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

NOTE 14 – LITIGATION AND OTHER LEGAL MATTERS
We are named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of our business. Actions filed against us include commercial, intellectual property, customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. In general, legal proceedings and claims, regardless of their merit, and associated internal investigations (especially those relating to intellectual property or confidential information disputes) are often expensive to prosecute, defend or conduct and may divert management’s attention and other company resources. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome. We believe the amounts provided in our Condensed Consolidated Financial Statements are adequate in light of the probable and estimated liabilities. However, because such matters are subject to many uncertainties, and the ultimate outcomes are not predictable, there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in our Condensed Consolidated Financial Statements or will not have a material adverse effect on our results of operations, financial condition or cash flows.

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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three Months Ended
	September 30,
(In thousands)	2020	2019
Receivables sold under factoring agreements	$88,645	$56,420
Proceeds from sales of LCs	$19,130	$9,929
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
Purchase Commitments. We maintain commitments to purchase inventory from our suppliers as well as goods, services, and other assets in the ordinary course of business. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our estimate of our significant purchase commitments for primarily material, services, supplies and asset purchases is approximately $804.3 million as of September 30, 2020, which are primarily due within the next 12 months.
Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash Long-Term Incentive Plan. As of September 30, 2020, we have committed $198.5 million for future payment obligations under our Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date.
Guarantees and Contingencies. We maintain guarantee arrangements available through various financial institutions for up to $79.8 million, of which $67.0 million had been issued as of September 30, 2020, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe, Israel and Asia.
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
In January 2020, we entered into a series of forward contracts (the “2020 Rate Lock Agreements”) with a notional amount of $350.0 million in aggregate to lock the benchmark interest rate on a portion of the 2020 Senior Notes. The 2020 Rate Lock Agreements were terminated on the date of the pricing of the 2020 Senior Notes and we recorded the fair value of $21.5 million as a loss within accumulated other comprehensive income (loss) (“OCI”) as of March 31, 2020, which is being amortized over the life of the debt. We entered into similar forward contracts in prior years to lock the benchmark interest rates prior to expected debt issuances, for which the original fair values of $13.6 million loss in fiscal 2019 and $7.5 million gain in fiscal 2015 were recognized in OCI, and are being amortized to interest expense over the lives of the associated debt. We recognized a net expense of $0.3 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, for the amortization of the net of the three rate lock agreements that had been recognized in accumulated OCI, which increased the interest expense on a net basis. As of September 30, 2020, the aggregate unamortized portion of the fair value of the forward contracts for the Rate Lock Agreements was $29.8 million.
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

	Three Months Ended
	September 30,
(In thousands)	2020	2019
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts:
Amounts included in the assessment of effectiveness	$(872)	$(740)
Amounts excluded from the assessment of effectiveness	$(46)	$(2)
    The locations and amounts of designated and non-designated derivative’s gains and losses reported in the Condensed Consolidated Statements of Operations for the indicated periods were as follows:

	Three Months Ended September 30,				Three Months Ended September 30,
	2020				2019
(In thousands)	Revenue	Cost of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenue	Cost of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$1,538,620	$1,012,231	$39,386	$3,197	$1,413,414	$1,003,166	$40,350	$(1,618)
Gains (losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from accumulated OCI to earnings	$—	$—	$(279)	$—	$—	$—	$(99)	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from accumulated OCI to earnings	$(90)	$550	$—	$—	$475	$(1,801)	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	$(127)	$—	$—	$—	$(102)	$—	$—	$—
Gains (losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$(5,598)	$—	$—	$—	$2,325

The U.S. dollar equivalent of all outstanding notional amounts of foreign currency hedge contracts, with maximum remaining maturities of approximately seven months as of the dates indicated below were as follows:

	As of	As of
(In thousands)	September 30, 2020	June 30, 2020
Cash flow hedge contracts - foreign currency
Purchase	$10,393	$10,705
Sell	$72,007	$71,431
Other foreign currency hedge contracts
Purchase	$310,356	$329,310
Sell	$331,908	$357,939

The locations and fair value of our derivatives reported in our Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	As of	As of	Balance Sheet	As of	As of
	Location	September 30, 2020	June 30, 2020	Location	September 30, 2020	June 30, 2020
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$314	$680	Other current liabilities	$427	$45
Total derivatives designated as hedging instruments		314	680		427	45
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	2,884	1,397	Other current liabilities	2,459	1,365
Total derivatives not designated as hedging instruments		2,884	1,397		2,459	1,365
Total derivatives		$3,198	$2,077		$2,886	$1,410

The changes in OCI, before taxes, related to derivatives for the indicated periods were as follows:

	Three Months Ended
	September 30,
(In thousands)	2020	2019
Beginning balance	$(29,602)	$(10,791)
Amount reclassified to earnings	(54)	1,527
Net change in unrealized gains or losses	(918)	(742)
Ending balance	$(30,574)	$(10,006)
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

As of September 30, 2020				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$3,198	$—	$3,198	$(2,081)	$—	$1,117
Derivatives - Liabilities	$(2,886)	$—	$(2,886)	$2,081	$—	$(805)

As of June 30, 2020				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$2,077	$—	$2,077	$(1,020)	$—	$1,057
Derivatives - Liabilities	$(1,410)	$—	$(1,410)	$1,020	$—	$(390)

NOTE 17– RELATED PARTY TRANSACTIONS
During the three months ended September 30, 2020 and 2019, we purchased from, or sold to, several entities, where one or more of our executive officers or members of our Board of Directors, or their immediate family members, were, during the periods presented, an executive officer or a board member of a subsidiary, or in the case of The Vanguard Group, Inc. beneficially owns more than 10% of our outstanding stock, including Anaplan, Inc., Ansys, Inc., Citrix Systems, Inc., HP Inc., Keysight Technologies, Inc., Proofpoint, Inc. and The Vanguard Group, Inc. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three Months Ended
	September 30,
(In thousands)	2020	2019
Total revenues	$558	$1,041
Total purchases	$292	$465
Our receivable balances from these parties were $1.5 million and $2.4 million as of September 30, 2020 and June 30, 2020, respectively. Our payable balances from these parties were immaterial as of September 30, 2020 and June 30, 2020.

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
Other
During the fourth quarter of fiscal 2020, we entered into an Asset Purchase Agreement to sell certain core assets of our non-strategic solar energy business, which was included in our Other reportable segment. This reportable segment remains comprised of one operating segment.
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
The following is a summary of results for each of our four reportable segments for the indicated periods:

	Three Months Ended
	September 30,
(In thousands)	2020	2019
Semiconductor Process Control:
Revenue	$1,267,954	$1,163,632
Segment gross margin	814,810	742,342
Specialty Semiconductor Process:
Revenue	88,954	69,139
Segment gross margin	49,928	38,164
PCB, Display and Component Inspection:
Revenue	181,177	178,552
Segment gross margin	90,169	76,068
Other:
Revenue	140	2,231
Segment gross margin	13	653
Totals:
Revenue	$1,538,225	$1,413,554
Segment gross margin	$954,920	$857,227

The following table reconciles total reportable segment revenue to total revenue for the indicated periods:

	Three Months Ended
	September 30,
(In thousands)	2020	2019
Total revenue for reportable segments	$1,538,225	$1,413,554
Corporate allocations and effects of foreign exchange rates	395	(140)
Total revenue	$1,538,620	$1,413,414

The following table reconciles total segment gross margin to total income before income taxes for the indicated periods:

	Three Months Ended
	September 30,
(In thousands)	2020	2019
Total segment gross margin	$954,920	$857,227
Acquisition-related charges, corporate allocations, and effects of foreign exchange rates(1)	36,862	48,054
Research and development	219,038	210,580
Selling, general and administrative	172,631	188,345
Interest expense	39,386	40,350
Other expense (income), net	3,197	(1,618)
Income before income taxes	$483,806	$371,516
__________________
(1)Acquisition-related charges primarily include amortization of intangible assets and amortization of inventory fair value adjustments presented as part of costs of revenues.

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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended September 30,
	2020		2019
Revenues:
China	$486,089	32%	$345,856	24%
Taiwan	369,100	24%	386,729	27%
Korea	189,518	12%	197,450	14%
North America	170,176	11%	181,983	13%
Japan	164,419	11%	206,211	15%
Europe and Israel	83,117	5%	59,383	4%
Rest of Asia	76,201	5%	35,802	3%
Total	$1,538,620	100%	$1,413,414	100%
The following is a summary of revenues by major products for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended September 30,
	2020		2019
Revenues:
Wafer Inspection	$519,551	34%	$448,274	32%
Patterning	370,932	24%	382,658	27%
Specialty Semiconductor Process	74,027	5%	56,870	4%
PCB, Display and Component Inspection	120,626	8%	120,360	9%
Services	393,125	26%	355,439	25%
Other	60,359	3%	49,813	3%
Total	$1,538,620	100%	$1,413,414	100%

Wafer Inspection, and Patterning products are offered in Semiconductor Process Control segment. Services are offered in multiple segments. Other includes primarily refurbished systems, remanufactured legacy systems, and enhancements and upgrades for previous-generation products which are part of Semiconductor Process Control segment.

In the three months ended September 30, 2020, two customers accounted for approximately 14% and 12% of total revenues. In the three months ended September 30, 2019, one customer accounted for approximately 19% of total revenues. One customer on an individual basis accounted for greater than 10% of net accounts receivables at September 30, 2020 and June 30, 2020.
Land, property and equipment, net by geographic region as of the dates indicated below were as follows:

	As of	As of
(In thousands)	September 30, 2020	June 30, 2020
Land, property and equipment, net:
United States	$371,987	$329,558
Israel	57,830	59,162
Singapore	56,858	54,946
Europe	56,594	58,065
Rest of Asia	18,583	18,093
Total	$561,852	$519,824

NOTE 19 – RESTRUCTURING CHARGES
In September 2019, management approved a plan to streamline our organization and business processes that included the reduction of workforce, which is expected to be completed in the second half of our fiscal year 2021, primarily in our PCB, Display and Component Inspection segment.
Restructuring charges were $3.5 million for the three months ended September 30, 2020, and included $1.0 million of non-cash charges for accelerated depreciation related to certain right-of use assets and fixed assets to be abandoned. As of September 30, 2020, the accrual for restructuring charges was $7.0 million.
We expect to incur additional restructuring charges, including additional severance costs and other related costs in future periods in connection with the completion of our workforce reduction.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, statements regarding: the future impacts of the COVID-19 pandemic; forecasts of the future results of our operations, including profitability; orders for our products and capital equipment generally; sales of semiconductors; the investments by our customers in advanced technologies and new materials; growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of backlog; our future product shipments and product and service revenues; our future gross margins; our future research and development expenses and selling, general and administrative expenses; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for research and development; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future effective income tax rate; our recognition of tax benefits; the effects of any audits or litigation; future payments of dividends to our stockholders; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments, cash generated from operations and the unfunded portion of our Revolving Credit Facility (as defined below) to meet our operating and working capital requirements, including debt service and payment thereof; future dividends, and stock repurchases; our compliance with the financial covenants under the Credit Agreement (as defined below) for our Revolving Credit Facility; the adoption of new accounting pronouncements including ASC 326 and ASC 740; and our repayment of our outstanding indebtedness.
Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to:

• The impact of the COVID-19 pandemic on the global economy and on our business, financial condition and results of operations;
•Economic, political and social conditions in the countries in which we, our customers and our suppliers operate, including global trade policies;
•Disruption to our manufacturing facilities or other operations, or the operations of our customers, due to natural catastrophic events, health epidemics or terrorism;
•Ongoing changes in the technology industry, and the semiconductor industry in particular, including future growth rates, pricing trends in end-markets, or changes in customer capital spending patterns;
•Our ability to timely develop new technologies and products that successfully anticipate or address changes in the semiconductor industry;
•Our ability to maintain our technology advantage and protect our proprietary rights;
•Our ability to compete with new products introduced by our competitors;
•Our ability to attract and retain key personnel;
•Cybersecurity threats and our ability to access critical information systems for daily business operations;
•Liability to our customers under indemnification provisions if our products fail to operate properly or contain defects or our customers are sued by third parties due to our products;
•Exposure to a highly concentrated customer base exposes our businesses, financial condition and operating results to risks;
•Availability and cost of the wide range of materials used in the production of our products;
•Our ability to operate our business in accordance with our business plan;
•Legal, regulatory and tax environments in which we perform our operations and conduct our business;
•Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment, among other factors;
•Instability in the global credit and financial markets;
•Our exposure to currency exchange rate fluctuations, or declining economic conditions in those countries;

•Changes in our effective tax rate resulting from changes in the tax rates imposed by jurisdictions where are profits are determined to be earned and taxed, expiration of tax holidays in certain jurisdictions, resolution of issues arising from tax audits with various authorities or changes in tax laws or the interpretation of such tax laws; and
•Our ability to identify suitable acquisition targets and successfully integrate and manage acquired businesses.
For a more detailed discussion of these and other risk factors that might cause or contribute to differences from the forward looking statements in this report, see Part II, Item 1A, “Risk Factors” in this report as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2020. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation and do not intend to update the forward-looking statements in this report after the date hereof.
EXECUTIVE SUMMARY
We are a leading supplier of process control and yield management solutions and services for the semiconductor and related electronics industries. Our broad portfolio of device manufacturing, inspection and metrology products and related service, software and other offerings support R&D and manufacturing of integrated circuits (“IC” or “chip”), wafers, and reticles. Our products, services and expertise are used by our customers to measure, detect, analyze and resolve critical product defects in nanometric level manufacturing processes, helping reduce risk, lower costs, and achieve their productivity goals. We also offer technologically advanced, yield-enhancing and process-enabling solutions to address various manufacturing stages of Printed Circuit Boards (“PCB”), Flat Panel Displays (“FPD”), Specialty Semiconductor Devices (“SD”) and other electronic components.
Our semiconductor customers generally operate in one or more of the three major semiconductor device manufacturing markets: Memory, Foundry and Logic. The diversification of semiconductor end demand, the rapid proliferation of new applications for more advanced semiconductor devices, and the increasing complexity associated with leading edge semiconductor manufacturing drives demand for our process control and yield management solutions. Other advanced electronics demand trends, such as the deployment of 5G telecommunications technology and associated high-end mobile devices, the electrification and digitalization of the automotive industry, and the growth of the Internet of Things (“IoT”) and associated new applications also drives demand for our other products such as those used in the PCB, FPD and Specialty Semiconductor manufacturing, where the increase in technology complexity is expected to continue and further accelerate as more devices become interconnected and dependent on other electronic devices. Our customer base, particularly in the semiconductor industry, has become increasingly concentrated, so large orders from a relatively limited number of customers account for a substantial portion of our sales, which potentially exposes us to more earnings volatility.
We are organized into four reportable segments:

•Semiconductor Process Control: A comprehensive portfolio of inspection, metrology and data analytics products as well as related service offerings that help IC manufacturers achieve target yields throughout the semiconductor fabrication process.
•Specialty Semiconductor Process: Advanced vacuum deposition and etching process tools used by a broad range of specialty semiconductor customers.
•PCB, Display and Component Inspection: a range of inspection, testing and measurement, and direct imaging for patterning products used by manufacturers of PCBs, FPDs, advanced packaging, microelectromechanical systems, and other electronic components.
•Other: products that do not fall into the three segments above.

China is emerging as a major region for manufacturing of logic and memory chips, adding to its role as the world’s largest consumer of ICs. Additionally, a significant portion of global FPD and PCB manufacturing has migrated to China. Government initiatives are propelling China to expand its domestic manufacturing capacity and attracting investment from semiconductor manufacturers from Taiwan, Korea, Japan and the United States. Although China is currently seen as an important long-term growth region for the semiconductor and electronics capital equipment sector, the United States Department of Commerce has added certain China-based entities to the U.S. Entity List, restricting our ability to provide products and services to such entities without a license. In addition, the U.S. Department of Commerce has imposed new export licensing requirements on China-based customers engaged in military end uses, as well as requiring our customers to obtain an export license when they use certain semiconductor capital equipment based on U.S. technology. While these new rules have not significantly impacted our operations to-date, such actions by the U.S. government or another country could impact our ability to provide our products and services to existing and potential customers and adversely affect our business.

The following table sets forth some of our key quarterly unaudited financial information(1):

(In thousands, except net income per share)	Three Months Ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Total revenues	$1,538,620	$1,459,593	$1,423,964	$1,509,453	$1,413,414
Gross margin	$918,058	$838,049	$833,806	$875,835	$809,173
Net income attributable to KLA(2)	$420,567	$411,253	$78,452	$380,555	$346,525
Diluted net income per share attributable to KLA(3)	$2.69	$2.63	$0.50	$2.40	$2.16
__________________
(1)On February 20, 2019, we completed the Orbotech Acquisition for total consideration of approximately $3.26 billion. The operating results of Orbotech have been included in our Condensed Consolidated Financial Statements from the Acquisition Date. For additional details, refer to Note 6 “Business Combinations” in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
(2)Our net income attributable to KLA increased to $420.6 million in the three months ended September 30, 2020, primarily as a result of higher revenues as well as improvements in cost control.
(3)Diluted net income per share is computed independently for each of the quarters presented based on the weighted-average fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly diluted net income per share information may not equal annual (or other multiple-quarter calculations of) diluted net income per share.

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
•We are committed to helping those most impacted by COVID-19. In regions around the world KLA Foundation is addressing immediate humanitarian needs while investing resources to combat the long-term effect of the virus on our communities.
•We are working with government authorities in the jurisdictions where we operate, and continuing to monitor our operations in an effort to ensure we follow government requirements, relevant regulations, industry standards, and best practices to help safeguard our team members, while safely continuing operations to the extent possible at our sites across the globe.
We believe these actions are appropriate and prudent to safeguard our employees, contractors, suppliers, customers, and communities, while allowing us to safely continue operations. We will continue to actively monitor the situation and may take further actions altering our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities.
The COVID-19 pandemic has resulted in an increase in freight costs due in large part to reduced air traffic, which impacts gross margin, as well as decreases in travel costs which reduce our cost structure. And, while we continue to see progress in the recovery within our supply chain and continued strong demand from semiconductor customers, the situation remains fluid and uncertain. As of the date of this report, we cannot predict with certainty any other effects the COVID-19 pandemic may have on our business, including the effects on our customers, employees, or on our financial results for the remainder of calendar 2020.

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
Other than the change for the accounting of credit losses as a result of the adoption of Accounting Standard Codification ("ASC") 326, there have been no material changes in our critical accounting estimates and policies since our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. Refer to Note 1 “Basis of Presentation” in the Notes to the Condensed Consolidated Financial Statements for additional details. In addition, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2020 for a complete description of our critical accounting policies and estimates.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including those recently adopted and the expected dates of adoption as well as estimated effects, if any, on our Condensed Consolidated Financial Statements of those not yet adopted, see Note 1 “Basis of Presentation” in the Notes to the Condensed Consolidated Financial Statements for additional details.

RESULTS OF OPERATIONS
Revenues and Gross Margin

	Three Months Ended
(Dollar amounts in thousands)	September 30, 2020	September 30, 2019	Q1 FY21 vs. Q1 FY20
Revenues:
Product	$1,145,495	$1,057,975	$87,520	8%
Service	393,125	355,439	37,686	11%
Total revenues	$1,538,620	$1,413,414	$125,206	9%
Costs of revenues	$620,562	$604,241	$16,321	3%
Gross margin percentage	59.7%	57.2%
Revenues
Our business is affected by the concentration of our customer base and our customers' capital equipment procurement schedules as a result of their investment plans. Our product revenues in any particular period are significantly impacted by the amount of new orders that we receive during that period and, depending upon the duration of manufacturing and installation cycles, in the preceding period.

Product revenues increased during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to a strong demand from our customers in the wafer inspection business and an increase from continued growth in the 5G infrastructure market and advanced radio frequency and mobile technologies. These increases were partially offset by softer demand and oversupply in the FPD market.
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
Service revenues during the three months ended September 30, 2020 increased compared to the three months ended September 30, 2019, primarily due to an increase in the number of systems installed at our customers' sites.
Revenues by segment(1)

	Three Months Ended
(Dollar amounts in thousands)	September 30, 2020	September 30, 2019	Q1 FY21 vs. Q1 FY20
Revenues:
Semiconductor Process Control	$1,267,954	$1,163,632	$104,322	9%
Specialty Semiconductor Process	88,954	69,139	19,815	29%
PCB, Display and Component Inspection	181,177	178,552	2,625	1%
Other	140	2,231	(2,091)	(94)%
Total revenues	$1,538,225	$1,413,554	$124,671	9%
__________
(1)Segment revenues exclude corporate allocations and the effects of foreign exchange rates. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” in the Notes to the Condensed Consolidated Financial Statements.

Revenue from our Semiconductor Process Control segment increased by 9% primarily due to strength in Inspection products and service offerings. Revenues in the Specialty Semiconductor Process and PCB, Display and Component Inspection segments increased due to increased demand in the 5G infrastructure market and advanced radio frequency and mobile technologies.

Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

	Three Months Ended
(Dollar amounts in thousands)	September 30, 2020		September 30, 2019
China	$486,089	32%	$345,856	24%
Taiwan	369,100	24%	386,729	27%
Korea	189,518	12%	197,450	14%
North America	170,176	11%	181,983	13%
Japan	164,419	11%	206,211	15%
Europe and Israel	83,117	5%	59,383	4%
Rest of Asia	76,201	5%	35,802	3%
Total	$1,538,620	100%	$1,413,414	100%
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
The following table summarizes the major factors that contributed to the changes in gross margin percentage:

Gross Margin Percentage
Three Months Ended
September 30, 2019	57.2%
Mix of products and services sold	2.9%
Revenue volume of products and services	0.5%
Manufacturing labor, overhead and efficiencies	0.3%
Other service and manufacturing costs	(1.2)%
September 30, 2020	59.7%
Changes in gross margin percentage, which are driven by the revenue volume of products and services, reflect our ability to leverage existing infrastructure to generate higher revenues. It also includes average customer pricing, customer revenue deferrals associated with volume purchase agreements, and the effect of fluctuations in foreign exchange rates. Changes in gross margin percentage from the mix of products and services sold reflect the impact of changes within the composition of product and service offerings. Changes in gross margin percentage from manufacturing labor, overhead and efficiencies reflect our ability to manage costs and drive productivity as we scale our manufacturing activity to respond to customer requirements, and amortization of intangible assets. Changes in gross margin percentage from other service and manufacturing costs include the impact of customer support costs, including the efficiencies with which we deliver services to our customers, and the effectiveness with which we manage our production plans and inventory risk.
The increase in our gross margin during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, is primarily attributable to a more profitable mix of products and services sold, partially offset by an increase in service and manufacturing costs.

Segment gross margin(1)

	Three months ended
(Dollar amounts in thousands)	September 30, 2020	September 30, 2019	Q1 FY21 vs. Q1 FY20
Segment gross margin:
Semiconductor Process Control	$814,810	$742,342	$72,468	10%
Specialty Semiconductor Process	49,928	38,164	11,764	31%
PCB, Display and Component Inspection	90,169	76,068	14,101	19%
Other	13	653	(640)	(98)%
	$954,920	$857,227	$97,693	11%
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

Semiconductor Process Control segment gross margin increased primarily due to a higher revenue volume of products and services sold, partially offset by an increase in service and manufacturing costs. Gross margin increased in the Specialty Semiconductor Process and PCB, Display and Component Inspection segments due to higher incremental margin on the revenue increase as well as a more favorable mix of products and services sold.

Research and Development (“R&D”)

(Dollar amounts in thousands)	Three Months Ended
	September 30, 2020	September 30, 2019	Q1 FY21 vs. Q1 FY20
R&D expenses	$219,038	$210,580	$8,458	4%
R&D expenses as a percentage of total revenues	14%	15%

R&D expenses may fluctuate with product development phases and project timing as well as our R&D efforts. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs, and other expenses.
R&D expenses during the three months ended September 30, 2020 increased compared to the three months ended September 30, 2019, primarily due to an increase in employee-related expenses of $8.3 million as a result of additional engineering headcount, higher employee benefit costs and higher variable compensation.
Our future operating results will depend significantly on our ability to produce products and provide services that have a competitive advantage in our marketplace. To do this, we believe that we must continue to make substantial and focused investments in our research and development. We remain committed to product development in new and emerging technologies.

Selling, General and Administrative (“SG&A”)

	Three Months Ended
(Dollar amounts in thousands)	September 30, 2020	September 30, 2019	Q1 FY21 vs. Q1 FY20
SG&A expenses	$172,631	$188,345	$(15,714)	(8)%
SG&A expenses as a percentage of total revenues	11%	13%

SG&A expenses during the three months ended September 30, 2020 decreased compared to the three months ended September 30, 2019, primarily due to a decrease in travel-related expenses of $11.4 million, and a decrease of intangible amortization expense of $7.2 million.

Restructuring Charges

In September 2019, management approved a plan to streamline our organization and business processes that included a reduction of workforce, which is expected to be completed in the second half of our fiscal year 2021, primarily in our PCB, Display and Component Inspection segment.
Restructuring charges were $3.5 million for the three months ended September 30, 2020, and included $1.0 million of non-cash charges for accelerated depreciation related to certain right-of use assets and fixed assets to be abandoned. As of September 30, 2020, the accrual for restructuring charges was $7.0 million.
We expect to incur additional restructuring charges in future periods in connection with the completion of our workforce reduction. Proceeds from disposition of our solar energy business is not expected to be material. For additional information refer to Note 19 “Restructuring Charges” in the Notes to the Condensed Consolidated Financial Statements.

Interest Expense and Other Expense (Income), Net

(Dollar amounts in thousands)	Three Months Ended
	September 30, 2020	September 30, 2019
Interest expense	$39,386	$40,350
Other expense (income), net	$3,197	$(1,618)
Interest expense as a percentage of total revenues	3%	3%
Other expense (income), net as a percentage of total revenues	< 1%	< 1%

The decrease in interest expense during the three months ended September 30, 2020 compared to the three months ended September 30, 2019, was primarily due to lower interest rate on our $750.0 million Senior Notes issued in February 2020.
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
The increase in other expense (income), net during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to a decrease in interest income as a result of lower investment balances as well as lower interest rate, and an increase in accruals related to uncertain tax positions of $2.9 million.

Provision for Income Taxes
The following table provides details of income taxes:

	Three Months Ended
	September 30,
(Dollar amounts in thousands)	2020	2019
Income before income taxes	$483,806	$371,516
Provision for income taxes	$63,664	$25,120
Effective tax rate	13.2%	6.8%
The effective tax rate during the three months ended September 30, 2020 was higher compared to the three months ended September 30, 2019 primarily due to the impact of the following items:
•Tax expense increased by $16.9 million during the three months ended September 30, 2020 relating to a decrease in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate; and
•Tax expense increased by $14.0 million during the three months ended September 30, 2020 relating to an increase in the United Kingdom statutory rate.
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
In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to federal income tax examinations for all years beginning from the fiscal year ended June 30, 2017 and are under United States income tax examination for the fiscal year ended June 30, 2018. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2016. We are also subject to examinations in other major foreign jurisdictions, including Singapore and Israel, for all years beginning from the calendar year ended December 31, 2012. We are under audit in Germany related to Orbotech for the calendar years ended December 31, 2013 to December 31, 2015. We are also under audit in Israel related to KLA for the fiscal years ended June 30, 2017 to June 30, 2019. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material adverse effect on our results of operations or cash flows in the period or periods for which that determination is made.

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
On August 31, 2018, Orbotech filed an objection in respect of the tax assessment (the “Objection”). The ITA completed the second stage of the audit, in which the claims Orbotech raised in the Objection were examined by different personnel at the ITA. In addition, the ITA examined additional items during this second stage of the audit. As Orbotech and the ITA did not reach an agreement during the second stage, the ITA issued Tax Decrees to Orbotech on August 28, 2019 (“Tax Decrees”) for an aggregate amount of tax, after offsetting all NOLs available through the end of 2014, of approximately NIS 257 million (equivalent to approximately $73 million which includes related interest and linkage differentials to the Israeli consumer price index as of the date of the issuance of the Tax Decrees). These Tax Decrees replaced the Assessment. We believe that our recorded unrecognized tax benefits are sufficient to cover the resolution of these Tax Decrees.
Orbotech filed a notice of appeal with respect to the above Tax Decrees with the District Court of Tel Aviv on September 26, 2019. On February 27, 2020 the ITA filed its arguments in support of the Tax Decrees. Orbotech filed the grounds of appeal with respect to the above Tax Decrees on July 30, 2020. We are currently in the pre-trial hearing stage of the process and the next pre-trial meeting is scheduled for January 2021. The ITA and Orbotech are continuing discussions in an effort to resolve this matter in a mutually agreeable manner.
In connection with the above, there is an ongoing criminal investigation in Israel against Orbotech, certain of its employees and its tax consultant. On April 11, 2018, Orbotech received a “suspect notification letter” (dated March 28, 2018) from the Tel Aviv District Attorney’s Office (Fiscal and Financial). In the letter, it was noted that the investigation file was transferred from the Assessment Investigation Officer to the District Attorney’s Office. The letter further states that the District Attorney’s Office has not yet made a decision regarding submission of an indictment against Orbotech and that if, after studying the case, a decision is made to consider prosecuting Orbotech, Orbotech will receive an additional letter, and within 30 days, Orbotech may present its arguments to the District Attorney’s Office as to why it should not be indicted. On October 27, 2019, we received a request for additional information from the District Attorney's Office. We will continue to monitor the progress of the District Attorney’s Office investigation; however, we cannot anticipate when the review of the case will be completed and what will be the results thereof. We intend to cooperate with the District Attorney’s Office to enable them to conclude their investigation.

Liquidity and Capital Resources

	As of	As of
(Dollar amounts in thousands)	September 30, 2020	June 30, 2020
Cash and cash equivalents	$1,215,820	$1,234,409
Marketable securities	827,633	746,063
Total cash, cash equivalents and marketable securities	$2,043,453	$1,980,472
Percentage of total assets	22%	21%

	Three Months Ended September 30,
(In thousands)	2020	2019
Cash flows:
Net cash provided by operating activities	$512,171	$496,245
Net cash used in investing activities	(134,320)	(146,693)
Net cash (used in) provided by financing activities	(404,206)	(373,613)
Effect of exchange rate changes on cash and cash equivalents	7,766	(3,585)
Net (decrease) increase in cash and cash equivalents	$(18,589)	$(27,646)

Cash and Cash Equivalents and Marketable Securities:
As of September 30, 2020, our cash, cash equivalents and marketable securities totaled $2.04 billion, which represents an increase of $63.0 million from June 30, 2020. The increase is due to net cash provided by operating activities of $512.2 million, partially offset by stock repurchases of $187.9 million, cash used for payment of dividends and dividend equivalents of $141.2 million, capital expenditures of $55.9 million and a net cash usage of $80.1 million related to purchases, sales and maturities of available-for-sale and trading securities.
As of September 30, 2020, $904.6 million of our $2.04 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to indefinitely reinvest $584.9 million of the cash, cash equivalents and marketable securities held by our foreign subsidiaries for which we assert that earnings are permanently reinvested. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay state and foreign taxes of approximately 1% - 22% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued state and foreign tax on the remaining cash of $319.7 million of the $904.6 million held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Cash Dividends:
During the three months ended September 30, 2020, our Board of Directors declared a regular quarterly cash dividend of $0.90 per share on our outstanding common stock, which was paid on September 1, 2020 to our stockholders of record as of the close of business on August 17, 2020. During the same period in fiscal year 2019, our Board of Directors declared and paid a regular quarterly cash dividend of $0.75 per share on our outstanding common stock. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended September 30, 2020 and 2019 was $141.2 million and $121.6 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested restricted stock units (RSUs) with dividend equivalent rights as of September 30, 2020 and June 30, 2020 was $8.7 million and $8.3 million, respectively. These amounts will be paid upon vesting of the underlying unvested RSU as described in Note 10 “Equity, Long-term Incentive Compensation Plans and Non-Controlling Interest” in the Notes to the Condensed Consolidated Financial Statements.
Stock Repurchases:
The shares repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the three months ended September 30, 2020 and 2019. The stock repurchase program is intended, in part, to offset the dilution from our equity incentive plans, shares issued in connection with purchases under our ESPP, and the issuance of shares in the Orbotech Acquisition, as well as to return excess cash to our shareholders.
Cash Flows from Operating Activities:
We have historically financed our liquidity requirements through cash generated from our operations. Net cash provided by operating activities during the three months ended September 30, 2020 increased by $15.9 million compared to the three months ended September 30, 2019 primarily as a result of the following factors:
•An increase in collections of approximately $202.1 million mainly driven by higher shipments during the three months ended September 30, 2020;
•An increase in accounts payable payments of approximately $106.2 million during the three months ended September 30, 2020;
•An increase in income tax payments of approximately $34.3 million during the three months ended September 30, 2020;
•An increase in other tax payments of approximately $24.4 million during the three months ended September 30, 2020;
•An increase in employee related payments of approximately $7.1 million during the three months ended September 30, 2020;
•An increase of debt interest payments of approximately $13.3 million mainly related to new 30-year Senior Notes issued in February 2020.

Cash Flows used in Investing Activities:
Net cash used in investing activities during the three months ended September 30, 2020 was $134.3 million compared to $146.7 million during the three months ended September 30, 2019. This decrease in cash used was mainly due to a decrease in cash paid for business acquisitions of $78.5 million, partially offset by an increase in net purchases of marketable securities of $43.4 million and an increase in cash paid to purchase fixed assets of $23.4 million.
Cash Flows used in Financing Activities:
Net cash used in financing activities during the three months ended September 30, 2020 was $404.2 million compared to cash used by financing activities of $373.6 million during the three months ended September 30, 2019. This change was mainly due to increased debt repayments of $50.0 million, an increase in cash paid for dividends and dividend equivalents of $19.5 million, partially offset by less cash used for common stock repurchases of $40.6 million.
Senior Notes:
We have senior unsecured notes in the aggregate principal amount of $3.45 billion outstanding as of September 30, 2020. In February 2020, we issued $750 million ("2020 Senior Notes") aggregate principal amount of senior, unsecured long-term notes under which the proceeds were used to redeem $500.0 million of Senior Notes due 2021, including associated redemption premiums, accrued interest and other fees and expenses, to repay borrowings of $200.0 million under the Revolving Credit Facility, and for other general corporate purposes. See Note 8 "Debt" of the Notes to the Consolidated Condensed Financial Statements for additional discussion of existing debt. We may seek to refinance our existing debt and may incur additional indebtedness depending on our capital requirements and the availability of financing.
Interest is payable as follows: semi-annually on March 1 and September 1 of each year for the 2020 Senior Notes; semi-annually on March 15 and September 15 of each year for the 2019 Senior Notes; and semi-annually on May 1 and November 1 of each year for the 2014 Senior Notes. The Indenture for the Senior Notes includes covenants that limit our ability to grant liens on our facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted.
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
As of September 30, 2020, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility:
We have a Credit Agreement (the “Credit Agreement”) providing for a $1.00 billion unsecured Revolving Credit Facility (the “Revolving Credit Facility”), with a maturity date of November 30, 2023. In the second and fourth quarters of fiscal 2020, we borrowed $250.0 million and $200.0 million, respectively, from the Revolving Credit Facility. In the second, third, and fourth quarters of fiscal 2020, we made principal payments of $25.0 million, $200.0 million and $175.0 million, respectively. During the first quarter of the fiscal year ending June 30, 2021, we made a principal payment of $50.0 million on the Revolving Credit Facility so that as of September 30, 2020, we had no outstanding borrowings under the Revolving Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the maturity date, at which time such Revolving Credit Facility will terminate, and all outstanding loans under such facility, together with all accrued and unpaid interest, must be repaid. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility will bear interest, at our option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to 175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to our credit rating. As of September 30, 2020, we elected to pay interest on the borrowed amount under the Revolving Credit Facility at LIBOR plus a spread of 112.5 bps, and we pay an annual commitment fee of 12.5 bps on the daily undrawn balance of the Revolving Credit Facility.

The Revolving Credit Facility requires us to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, we are required to maintain the maximum leverage ratio as described in the Credit Agreement, on a quarterly basis of 3.00 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of September 30, 2020, our maximum allowed leverage ratio was 3.50 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of September 30, 2020 (the interest expense coverage ratio was 14.65 to 1.00 and the leverage ratio was 1.48 to 1.00). Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2021.
Contractual Obligations:
There have been no material changes outside the ordinary course of business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. For additional details regarding our debt and commitments, refer to Note 8 "Debt" and Note 15 “Commitments and Contingencies”, respectively, in the Notes to the Condensed Consolidated Financial Statements. For additional details regarding our contractual obligations, refer to our Annual Report Form on 10-K for the fiscal year ended June 30, 2020.
Working Capital:
Working capital was $3.01 billion as of September 30, 2020, which represents a decrease of $17.9 million compared to our working capital of $3.02 billion as of June 30, 2020. As of September 30, 2020, our principal sources of liquidity consisted of $2.04 billion of cash, cash equivalents and marketable securities. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions, and other factors such as uncertainty in the global and regional economies and the semiconductor, semiconductor related and electronic device industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and availability under our Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.
Our credit ratings as of September 30, 2020 are summarized below:

Rating Agency	Rating
Fitch	BBB+
Moody’s	Baa1
Standard & Poor’s	BBB+
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, material acquisitions and changes in our business strategy.

Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial position, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 15 “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for information related to indemnification obligations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analysis performed on our financial position as of September 30, 2020. Actual results may differ materially.
As of September 30, 2020, we had an investment portfolio of fixed income securities of $773.5 million. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of September 30, 2020, the fair value of the portfolio would have declined by $6.1 million.
The fair market value of our long-term fixed interest rate Senior Notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as interest rates fall and decrease as interest rates rise. As of September 30, 2020, our fixed rate Senior Notes had a principal amount, fair value and book value of $3.45, $4.05 billion and $3.42 billion, respectively, due in various fiscal years ranging from 2024 to 2050.
As of September 30, 2020, we do not have any outstanding floating rate debts that are subject to an increase in interest rates. Additionally, as of September 30, 2020, if our credit ratings were downgraded to be below investment grade, the maximum potential increase to our annual commitment fee for the Revolving Credit Facility is estimated to be approximately $0.8 million.
See Note 5 “Marketable Securities” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources,” in Part I, Item 2; and Risk Factors in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio that we held as of September 30, 2020.
As of September 30, 2020, we had net forward and option contracts to sell $83.2 million in foreign currency in order to hedge certain currency exposures (see Note 16 “Derivative Instruments and Hedging Activities” in the Notes to the Condensed Consolidated Financial Statements for additional details). If we had entered into these contracts on September 30, 2020, the U.S. dollar equivalent would have been $82.9 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $41.9 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our results of operations or cash flows.

ITEM 4    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures and Related CEO and CFO Certifications
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (“Disclosure Controls”) as of the end of the period covered by this Quarterly Report on Form 10-Q (this “Report”) required by Exchange Act Rules 13a-15(b) or 15d-15(b). The Disclosure Controls evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the CEO and CFO have concluded that as of the end of the period covered by this Report our Disclosure Controls were effective at a reasonable assurance level.
Attached as exhibits to this Report are certifications of the CEO and CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
Definition of Disclosure Controls
Disclosure Controls are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Limitations on the Effectiveness of Disclosure Controls
Our management, including our CEO and CFO, does not expect that our Disclosure Controls or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risk Factor Summary
The following summarizes the most material risks that make an investment in our securities risky or speculative. If any of the following risks occur or persist, our business, financial condition and results of operations could be materially harmed and the price of our common stock could significantly decline.
COVID-19 Pandemic Risks
•our supply chain may be disrupted, customer demand for our products may decline or customer purchases may be pushed out if the COVID-19 pandemic persists;
•we may not be able to meet customer demand and keep our workforce healthy if an outbreak should occur at one of our facilities and we are unable to contain it;
•we may be unable to provide service to our customers in a timely manner or at all if travel restrictions persist, common carrier routes are canceled or quarantines are imposed; and
•our facilities could be shut down for an extended period of time if an outbreak occurs in any of the jurisdictions where we manufacture our products.
General Commercial, Financial and Regulatory Risks
•laws, regulations or other orders may limit our ability to sell our products to certain customers or to provide service on products previously sold to those customers;
•we may be exposed to tariffs or similar trade impairments;
•international sales may expose us to longer payment cycles or collection difficulties;
•intellectual property disputes can be expensive and could result in an inability to sell our products in certain jurisdictions;
•we may be unable to attract or retain key personnel;
•reliance on third party service providers could result in disruptions if such third parties cannot perform services for us in a timely manner;
•cybersecurity incidents could result in the loss of valuable information or assets or subject us to costly litigation;
•we may face disruptions if we cannot access critical information in a timely manner due to system failures;
•we may fail to successfully integrate our acquisitions;
•natural disasters, acts of war or other catastrophic events could significantly disrupt our operations for lengthy periods of time;
•we may fail to successfully hedge our exposure to currency and interest rate fluctuations;
•we are subject to exposure from tax and regulatory compliance audits;
•economic, political or other conditions in the jurisdictions where we earn profits can impact the tax laws and taxes we pay in those jurisdictions, subsequently impacting our effective tax rate, cash flows and results of operations; and

•changes in accounting pronouncements and laws could have unforeseen effects.
Industry Risks
•we may not be able to keep pace with technological changes in the industries in which we operate;
•we have a highly concentrated customer base; and
•prevailing local and global economic conditions may negatively affect the purchasing decisions of our customers.
Business Model and Capital Structure
•we may not be able to maintain our technology advantage or protect our proprietary rights;
•we may not be able to compete with new products introduced by our competitors;
•we may not receive components necessary to build our products in a timely manner;
•we may fail to operate our business in a manner consistent with our business plan;
•we may not have sufficient financial resources to repay our indebtedness when it becomes due;
•we may fail to comply with the covenants in our revolving credit facility, which could impair our ability to borrow needed funds under the facility, or require us to repay it sooner than we planned;
•if our products fail to operate properly or contain defects or our customers are sued by third parties due to our products, we may be liable under indemnification provisions with our customers; and
•we may incur significant restructuring charges or other asset impairment charges or inventory write-offs.
For a more complete discussion of the material risks facing our business, see below.

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
In addition, government controls, either by the United States or other countries, that restrict our business overseas or restrict our ability to import or export our products and services or increase the cost of our operations through the imposition of tariffs, new controls, outright bans, or otherwise, could harm our business. For example, the United States Department of Commerce (“Commerce”) has added numerous China-based entities to the U.S. Entity List, including Fujian Jinhua Integrated Circuit Company, Ltd. (“JHICC”) and certain Huawei entities, restricting our ability to provide products and services to such entities without a license. In addition, Commerce has imposed new export licensing requirements on China-based customers engaged in military end uses or where Commerce has determined there is a risk of diversion to a military end use, such as in the case of Semiconductor Manufacturing International Corporation, as well as requiring our customers to obtain an export license when they use certain semiconductor capital equipment based on U.S. technology to manufacture products connected to Huawei or its affiliates. To date, these new rules have not significantly impacted our operations, but we are continually monitoring their impact. Similar actions by the U.S. government or another country could impact our ability to provide our products and services to existing and potential customers.
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
•the ever escalating cost of next-generation product development, which may result in joint development programs between us and our customers or government entities to help fund such programs that could restrict our control of, ownership of and profitability from the products and technologies developed through those programs; and
•the entry by some semiconductor manufacturers into collaboration or sharing arrangements for capacity, cost or risk with other manufacturers, as well as increased outsourcing of their manufacturing activities, and greater focus only on specific markets or applications, whether in response to adverse market conditions or other market pressures.
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
We have a leveraged capital structure.
As of September 30, 2020 we had $3.45 billion aggregate principal amount of senior, unsecured long-term notes. Additionally, we have commitments for an unfunded Revolving Credit Facility of $1.00 billion under the Credit Agreement. We may incur additional indebtedness in the future by accessing the unfunded portion of our Revolving Credit Facility and/or entering into new financing arrangements. For example, at the same time we announced our intention to acquire Orbotech, we also announced a new stock repurchase program authorizing the repurchase up to $2.00 billion of our common stock, which was subsequently increased by another $1.00 billion, a large portion of which would be financed with new indebtedness. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.

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
•an impairment of our ability to obtain additional financing in the future; and
•obligations to comply with restrictive and financial covenants as noted in the above risk factor and Note 8 “Debt” in the Notes to the Condensed Consolidated Financial Statements.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2020 to July 31, 2020	—	$—	—	$1,037,609,908
August 1, 2020 to August 31, 2020	290,245	$206.72	290,245	$977,611,095
September 1, 2020 to September 30, 2020	737,436	$181.57	737,436	$843,712,366
Total	1,027,681	$188.67	1,027,681
__________________
(1)The stock repurchase program was announced on March 19, 2018, with an approved dollar amount of $2.0 billion. An additional $1.0 billion was authorized and announced on September 17, 2019. The program has no expiration date and may be suspended at any time. Future repurchases of our common stock under our repurchase program may be effected through various different repurchase transaction structures, including isolated open market transactions or systematic repurchase plans.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

4.1	Description of Registrant’s Securities Registered Under Section 12 of the Securities Exchange Act of 1934

10.1	Offer Letter dated August 20, 2020 by and between KLA Corporation and MaryBeth Wilkinson*

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Denotes a management contract, plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA CORPORATION
(Registrant)

October 30, 2020	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

October 30, 2020	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 30, 2020	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)