Form 10-Q
period 2020-12-31
KLA CORP
filed 2021-02-04
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
The Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of January 15, 2021, there were 154,074,651 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
KLA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	December 31, 2020	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,431,466	$1,234,409
Marketable securities	865,064	746,063
Accounts receivable, net	1,219,189	1,107,413
Inventories	1,420,618	1,310,985
Other current assets	286,617	324,675
Total current assets	5,222,954	4,723,545
Land, property and equipment, net	594,185	519,824
Goodwill	2,045,445	2,045,402
Deferred income taxes	258,734	236,797
Purchased intangible assets, net	1,289,843	1,391,413
Other non-current assets	403,483	362,979
Total assets	$9,814,644	$9,279,960
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$262,496	$264,280
Deferred system revenue	274,642	336,237
Deferred service revenue	239,618	233,493
Short-term debt	20,000	—
Other current liabilities	1,223,356	865,776
Total current liabilities	2,020,112	1,699,786
Non-current liabilities:
Long-term debt	3,441,465	3,469,670
Deferred tax liabilities	646,028	660,885
Deferred service revenue	88,769	96,325
Other non-current liabilities	667,964	672,284
Total liabilities	6,864,338	6,598,950
Commitments and contingencies (Notes 9, 14 and 15)
Stockholders’ equity:
Common stock and capital in excess of par value	2,104,190	2,090,268
Retained earnings	903,696	654,930
Accumulated other comprehensive income (loss)	(72,704)	(79,774)
Total KLA stockholders’ equity	2,935,182	2,665,424
Non-controlling interest in consolidated subsidiaries	15,124	15,586
Total stockholders’ equity	2,950,306	2,681,010
Total liabilities and stockholders’ equity	$9,814,644	$9,279,960

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except per share amounts)	2020	2019	2020	2019
Revenues:
Product	$1,238,023	$1,144,550	$2,383,518	$2,202,525
Service	412,847	364,903	805,972	720,342
Total revenues	1,650,870	1,509,453	3,189,490	2,922,867
Costs and expenses:
Costs of revenues	669,733	633,618	1,290,295	1,237,859
Research and development	229,064	220,751	448,102	431,331
Selling, general and administrative	181,909	192,253	354,540	380,598
Interest expense	38,880	40,472	78,266	80,822
Other expense (income), net	3,882	(2,568)	7,079	(4,186)
Income before income taxes	527,402	424,927	1,011,208	796,443
Provision for income taxes	70,419	44,622	134,083	69,742
Net income	456,983	380,305	877,125	726,701
Less: Net loss attributable to non-controlling interest	(268)	(250)	(693)	(379)
Net income attributable to KLA	$457,251	$380,555	$877,818	$727,080
Net income per share attributable to KLA
Basic	$2.96	$2.42	$5.67	$4.60
Diluted	$2.94	$2.40	$5.62	$4.56
Weighted-average number of shares:
Basic	154,273	157,290	154,777	157,994
Diluted	155,560	158,620	156,057	159,314

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2020	2019	2020	2019
Net income	$456,983	$380,305	$877,125	$726,701
Other comprehensive income (loss):
Currency translation adjustments:
Cumulative currency translation adjustments	8,901	2,844	14,341	406
Income tax (provision) benefit	(787)	(247)	(1,190)	146
Net change related to currency translation adjustments	8,114	2,597	13,151	552
Cash flow hedges:
Net unrealized gains (losses) arising during the period	(1,357)	2,290	(2,275)	1,548
Reclassification adjustments for net (gains) losses included in net income	1,115	125	1,061	1,652
Income tax (provision) benefit	52	(412)	260	(436)
Net change related to cash flow hedges	(190)	2,003	(954)	2,764
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	(379)	(51)	(3,498)	678
Available-for-sale securities:
Net unrealized gains (losses) arising during the period	(911)	616	(1,862)	1,799
Reclassification adjustments for net (gains) losses included in net income	(111)	82	(212)	86
Income tax (provision) benefit	219	(150)	445	392
Net change related to available-for-sale securities	(803)	548	(1,629)	2,277
Other comprehensive income (loss)	6,742	5,097	7,070	6,271
Less: Comprehensive loss attributable to non-controlling interest	(268)	(250)	(693)	(379)
Total comprehensive income attributable to KLA	$463,993	$385,652	$884,888	$733,351

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholder's Equity	Non- Controlling Interest	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of June 30, 2020	155,461	$2,090,268	$654,930	$(79,774)	$2,665,424	$15,586	$2,681,010
Adoption of ASC 326	—	—	(5,530)	—	(5,530)	—	(5,530)
Net income attributable to KLA	—	—	420,567	—	420,567	—	420,567
Other comprehensive income	—	—	—	328	328	—	328
Net loss attributable to non-controlling interest	—	—	—	—	—	(425)	(425)
Net issuance under employee stock plans	172	(25,145)	—	—	(25,145)	—	(25,145)
Repurchase of common stock	(1,027)	(19,400)	(174,497)	—	(193,897)	—	(193,897)
Cash dividends ($0.90 per share) and dividend equivalents declared	—	—	(141,555)	—	(141,555)	—	(141,555)
Stock-based compensation expense		26,992	—	—	26,992	—	26,992
Balance as of September 30, 2020	154,606	2,072,715	753,915	(79,446)	2,747,184	15,161	2,762,345
Net income attributable to KLA	—	—	457,251	—	457,251	—	457,251
Other comprehensive income	—	—	—	6,742	6,742	—	6,742
Net loss attributable to non-controlling interest	—	—	—	—	—	(268)	(268)
Net issuance under employee stock plans	329	15,356	—	—	15,356	—	15,356
Repurchase of common stock	(774)	(10,477)	(167,015)	—	(177,492)	—	(177,492)
Cash dividends ($0.90 per share) and dividend equivalents declared	—	—	(140,455)	—	(140,455)	—	(140,455)
Stock-based compensation expense	—	26,596	—	—	26,596	231	26,827
Balance as of December 31, 2020	154,161	$2,104,190	$903,696	$(72,704)	$2,935,182	$15,124	$2,950,306

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholder's Equity	Non- Controlling Interest	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of June 30, 2019	159,475	$2,017,312	$714,825	$(73,029)	$2,659,108	$18,585	$2,677,693
Net income attributable to KLA	—	—	346,525	—	346,525	—	346,525
Other comprehensive income	—	—	—	1,174	1,174	—	1,174
Net loss attributable to non-controlling interest	—	—	—	—	—	(129)	(129)
Net issuance under employee stock plans	281	(23,423)	—	—	(23,423)	—	(23,423)
Repurchase of common stock	(1,659)	(20,988)	(207,508)	—	(228,496)	—	(228,496)
Cash dividends ($0.75 per share) and dividend equivalents declared	—	—	(120,669)	—	(120,669)	—	(120,669)
Stock-based compensation expense	—	26,944	—	—	26,944	—	26,944
Balance as of September 30, 2019	158,097	1,999,845	733,173	(71,855)	2,661,163	18,456	2,679,619
Net income attributable to KLA	—	—	380,555	—	380,555	—	380,555
Other comprehensive income	—	—	—	5,097	5,097	—	5,097
Net loss attributable to non-controlling interest	—	—	—	—	—	(250)	(250)
Net issuance under employee stock plans	442	12,262	—	—	12,262	—	12,262
Repurchase of common stock	(1,690)	(21,375)	(259,218)	—	(280,593)	—	(280,593)
Cash dividends ($0.85 per share) and dividend equivalents declared	—	—	(135,509)	—	(135,509)	—	(135,509)
Stock-based compensation expense	—	26,789	—	—	26,789	—	26,789
Balance as of December 31, 2019	156,849	$2,017,521	$719,001	$(66,758)	$2,669,764	$18,206	$2,687,970

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31,
(In thousands)	2020	2019
Cash flows from operating activities:
Net income	$877,125	$726,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	164,323	187,122
Loss (gain) on unrealized foreign exchange and other	(18,570)	4,763
Asset impairment charges	865	2,581
Stock-based compensation expense	53,819	53,733
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	(117,189)	(201,896)
Inventories	(112,206)	(6,568)
Other assets	(51,287)	(5,372)
Accounts payable	(1,783)	54,143
Deferred system revenue	(61,595)	(35,245)
Deferred service revenue	(1,431)	(3,117)
Other liabilities	341,181	107,131
Net cash provided by operating activities	1,073,252	883,976
Cash flows from investing activities:
Proceeds from sale of assets	1,855	—
Business acquisitions, net of cash acquired	—	(78,530)
Capital expenditures	(115,069)	(67,440)
Purchases of available-for-sale securities	(492,048)	(408,482)
Proceeds from sale of available-for-sale securities	110,812	35,736
Proceeds from maturity of available-for-sale securities	259,327	357,450
Purchases of trading securities	(35,371)	(21,873)
Proceeds from sale of trading securities	39,668	27,212
Proceeds from other investments	614	1,086
Net cash used in investing activities	(230,212)	(154,841)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	40,343	—
Proceeds from revolving credit facility	—	250,000
Repayment of debt	(50,000)	(275,000)
Common stock repurchases	(365,389)	(513,089)
Payment of dividends to stockholders	(280,748)	(256,332)
Issuance of common stock	26,356	24,613
Tax withholding payments related to vested and released restricted stock units	(36,145)	(35,775)
Payment of contingent consideration payable	—	(60)
Net cash used in financing activities	(665,583)	(805,643)
Effect of exchange rate changes on cash and cash equivalents	19,600	378
Net increase (decrease) in cash and cash equivalents	197,057	(76,130)
Cash and cash equivalents at beginning of period	1,234,409	1,015,994
Cash and cash equivalents at end of period	$1,431,466	$939,864
Supplemental cash flow disclosures:
Income taxes paid	$113,949	$70,746
Interest paid	$76,996	$79,486
Non-cash activities:
Contingent consideration (receivable) payable - financing activities	$(8,748)	$5,825
Dividends payable - financing activities	$1,203	$3,190
Unsettled common stock repurchase - financing activities	$6,000	$4,000
Accrued purchases of land, property and equipment - investing activities	$25,987	$13,755

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
The unaudited interim Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations, comprehensive income, stockholders’ equity and cash flows for the periods indicated. These Condensed Consolidated Financial Statements and notes, however, should be read in conjunction with Item 8 “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
The Condensed Consolidated Financial Statements include the accounts of KLA and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. On February 20, 2019 ("Acquisition Date"), we completed the acquisition of Orbotech Ltd. ("Orbotech") hereinafter referred to as the "Orbotech Acquisition".
The results of operations for the three and six months ended December 31, 2020 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2021.
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
Comparability. Effective July 1, 2020, we adopted Accounting Standard Codification ("ASC") 326, Financial Instruments - Credit Losses. Prior periods were not retrospectively recast and, accordingly, the Consolidated Balance Sheet as of June 30, 2020 and the Condensed Consolidated Statement of Operations for the three and six months ended December 31, 2019 were prepared using accounting standards that were different than those in effect for the three and six months ended December 31, 2020.
Significant Accounting Policies. With the exception of the change for the accounting of credit losses as a result of the adoption of ASC 326, Financial Instruments - Credit Losses, there have been no other material changes to our significant accounting policies summarized in Note 1 “Description of Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
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
There were no credit losses on available-for-sale debt securities recognized for the three and six months ended December 31, 2020 and 2019.
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
For the three and six months ended December 31, 2020, our assessment considered the impact of COVID-19 and estimates of expected credit and collectability trends. The credit losses recognized were not significant for the three and six months ended December 31, 2020 and 2019.
Volatility in market conditions and evolving credit trends are difficult to predict and may cause variability and volatility that may have a material impact on our allowance for credit losses in future periods.
Recent Accounting Pronouncements
Recently Adopted
As explained above, on July 1, 2020 we adopted ASC 326, which was issued by the Financial Accounting Board (“FASB”) in June 2016 as Accounting Standards Update ("ASU") No. 2016-13 Financial Instruments – Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments. The ASU replaced previous incurred loss impairment guidance and established a single expected credit losses allowance framework for financial assets carried at amortized cost. It also eliminated the concept of other-than-temporary impairment and requires credit losses related to certain available-for-sale debt securities to be recorded through an allowance for credit losses. We adopted ASC 326 using the modified retrospective method, which requires a cumulative-effect adjustment to the opening balance of retained earnings to be recognized on the date of adoption and, accordingly, recorded a net decrease of $5.5 million to retained earnings as of July 1, 2020. Please see the “Credit Losses” accounting policy in the “Significant Accounting Policies” section above.
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
In August 2018, the FASB issued an accounting standard update to align the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance clarifies which costs should be capitalized, including the cost to acquire the license and the related implementation costs. We adopted this update beginning in the first quarter of our fiscal year ending June 30, 2021 on a prospective basis, and the adoption had no material impact on our Condensed Consolidated Financial Statements.
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

NOTE 2 – REVENUE

Contract Balances

The following table represents the opening and closing balances of accounts receivable, net, contract assets and contract liabilities as of the indicated dates.

	As of	As of
(In thousands, except for percentage)	December 31, 2020	June 30, 2020	$ Change	% Change
Accounts receivable, net	$1,219,189	$1,107,413	$111,776	10%
Contract assets	$94,375	$99,876	$(5,501)	(6)%
Contract liabilities	$603,029	$666,055	$(63,026)	(9)%
Our payment terms and conditions vary by contract type, although the terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of product shipment, with the remainder payable within 30 days of acceptance.
The change in contract assets during the six months ended December 31, 2020 was mainly due to $54.5 million of contract assets reclassified to net accounts receivable as our right to consideration for these contract assets became unconditional, partially offset by $48.7 million of revenue recognized for which the payment is subject to conditions other than passage of time. Contract assets are included in Other current assets on our Condensed Consolidated Balance Sheets.
During the six months ended December 31, 2020, we recognized revenue of $439.9 million that was included in contract liabilities as of July 1, 2020. This was partially offset by the value of products and services billed to customers for which control of the products and service has not transferred to the customers. Contract liabilities are included in current and non-current liabilities on our Condensed Consolidated Balance Sheets.

Remaining Performance Obligations
As of December 31, 2020, we had $2.57 billion of remaining performance obligations, which represents our obligation to deliver products and services, and consists primarily of sales orders where written customer requests have been received. We expect to recognize approximately 5% to 15% of these performance obligations as revenue beyond the next twelve months, subject to risk of delays, pushouts, and cancellation by the customer, usually with limited or no penalties.
Refer to Note 18 “Segment Reporting and Geographic Information” of the Notes to the Condensed Consolidated Financial Statements for information related to revenues by geographic region as well as significant product and service offerings.

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
As of December 31, 2020, the types of instruments valued based on quoted market prices in active markets included money market funds, certain U.S. Treasury securities and U.S. Government agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
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

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on our Condensed Consolidated Balance Sheets as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Little or No Market Activity Inputs
As of December 31, 2020 (In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds and other	$795,712	$795,712	$—	$—
U.S. Treasury securities	15,400	—	15,400	—
Marketable securities:
Corporate debt securities	418,348	—	418,348	—
Municipal securities	39,352	—	39,352	—
Sovereign securities	3,059	—	3,059	—
U.S. Government agency securities	146,096	146,096	—	—
U.S. Treasury securities	175,589	154,599	20,990	—
Total cash equivalents and marketable securities(1)	1,593,556	1,096,407	497,149	—
Other current assets:
Derivative assets	2,660	—	2,660	—
Other non-current assets:
Executive Deferred Savings Plan	245,673	188,203	57,470	—
Total financial assets(1)	$1,841,889	$1,284,610	$557,279	$—
Liabilities
Derivative liabilities	$(3,841)	$—	$(3,841)	$—
Deferred payments	(4,400)	—	—	(4,400)
Contingent consideration payable	(7,214)	—	—	(7,214)
Total financial liabilities	$(15,455)	$—	$(3,841)	$(11,614)
________________
(1) Excludes cash of $542.7 million held in operating accounts and time deposits of $160.3 million as of December 31, 2020.

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
There were no transfers between Level 1, Level 2 and Level 3 fair value measurements during the six months ended December 31, 2020. See Note 8 “Debt” of the Notes to the Condensed Consolidated Financial Statements for disclosure of the fair value of our Senior Notes.

NOTE 4 – FINANCIAL STATEMENT COMPONENTS
Condensed Consolidated Balance Sheets

	As of	As of
(In thousands)	December 31, 2020	June 30, 2020
Accounts receivable, net:
Accounts receivable, gross	$1,236,877	$1,119,235
Allowance for credit losses	(17,688)	(11,822)
	$1,219,189	$1,107,413
Inventories:
Raw materials	$525,002	$478,594
Customer service parts	355,908	338,608
Work-in-process	374,462	334,965
Finished goods	165,246	158,818
	$1,420,618	$1,310,985
Other current assets:
Contract assets	$94,375	$99,876
Prepaid expenses	71,330	74,955
Deferred costs of revenue	58,793	77,219
Prepaid income and other taxes	37,744	56,809
Other current assets	24,375	15,816
	$286,617	$324,675
Land, property and equipment, net:
Land	$67,867	$67,858
Buildings and leasehold improvements	436,180	405,238
Machinery and equipment	722,084	677,627
Office furniture and fixtures	32,429	29,964
Construction-in-process	126,656	93,736
	1,385,216	1,274,423
Less: accumulated depreciation	(791,031)	(754,599)
	$594,185	$519,824
Other non-current assets:
Executive Deferred Savings Plan(1)	$245,673	$213,487
Operating lease right of use assets	103,430	100,790
Other non-current assets	54,380	48,702
	$403,483	$362,979
Other current liabilities:
Compensation and benefits	$385,007	$251,379
Executive Deferred Savings Plan	245,976	215,167
Customer credits and advances	251,970	114,896
Other accrued expenses	156,916	183,435
Income taxes payable	116,091	35,640
Interest payable	36,176	36,265
Operating lease liabilities	31,220	28,994
	$1,223,356	$865,776
Other non-current liabilities:
Income taxes payable	$362,164	$383,447
Pension liabilities	83,618	78,911
Operating lease liabilities	74,443	70,885
Other non-current liabilities	147,739	139,041
	$667,964	$672,284

________________
(1)We have a non-qualified deferred compensation plan (known as “Executive Deferred Savings Plan” or “EDSP”) under which certain employees and non-employee directors may defer a portion of their compensation. The expense associated with changes in the EDSP liability included in selling, general and administrative expense was $22.1 million and $12.0 million during the three months ended December 31, 2020 and 2019, respectively and was $35.3 million and $13.9 million during the six months ended December 31, 2020 and 2019, respectively. The amount of net gains associated with changes in the EDSP assets included in selling, general and administrative expense was $22.2 million and $11.9 million during the three months ended December 31, 2020 and 2019, respectively and was $35.5 million and $14.2 million during the six months ended December 31, 2020 and 2019, respectively. For additional details, refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (“OCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of December 31, 2020	$(30,806)	$2,054	$(24,204)	$(19,748)	$(72,704)

Balance as of June 30, 2020	$(43,957)	$3,683	$(23,250)	$(16,250)	$(79,774)
The effects on net income (loss) of amounts reclassified from accumulated OCI to the Condensed Consolidated Statements of Operations for the indicated period were as follows (in thousands):

		Three Months Ended		Six Months Ended
	Location in the Condensed Consolidated	December 31,		December 31,
Accumulated OCI Components	Statements of Operations	2020	2019	2020	2019
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$(711)	$(8)	$(928)	$365
	Costs of revenues and operating expenses	(125)	(17)	425	(1,818)
	Interest expense	(279)	(100)	(558)	(199)
	Net gains (losses) reclassified from accumulated OCI	$(1,115)	$(125)	$(1,061)	$(1,652)
Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$(111)	$(82)	$(212)	$(86)

The amounts reclassified out of accumulated OCI related to our defined benefit pension plans, which were recognized as a component of net periodic cost for the three months ended December 31, 2020 and 2019 were $0.3 million and $0.2 million, respectively, and for the six months ended December 31, 2020 and 2019 were $0.5 million and $0.5 million, respectively. For additional details, refer to Note 13 “Employee Benefit Plans” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

NOTE 5 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of December 31, 2020 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$416,926	$1,445	$(23)	$418,348
Money market funds and other	795,712	—	—	795,712
Municipal securities	39,190	165	(3)	39,352
Sovereign securities	3,056	3	—	3,059
U.S. Government agency securities	145,774	325	(3)	146,096
U.S. Treasury securities	190,282	708	(1)	190,989
Subtotal	1,590,940	2,646	(30)	1,593,556
Add: Time deposits(1)	160,301	—	—	160,301
Less: Cash equivalents	888,792	1	—	888,793
Marketable securities	$862,449	$2,645	$(30)	$865,064

As of June 30, 2020 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$379,334	$2,673	$(50)	$381,957
Money market funds and other	694,950	—	—	694,950
Municipal securities	28,859	251	—	29,110
Sovereign securities	2,009	8	—	2,017
U.S. Government agency securities	106,091	252	(7)	106,336
U.S. Treasury securities	179,631	1,564	(2)	181,193
Subtotal	1,390,874	4,748	(59)	1,395,563
Add: Time deposits(1)	124,153	—	—	124,153
Less: Cash equivalents	773,653	—	—	773,653
Marketable securities	$741,374	$4,748	$(59)	$746,063
________________
(1) Time deposits excluded from fair value measurements.
Our investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of our unrealized losses are due to changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all of these investments upon maturity. As of December 31, 2020, we had 39 investments in an unrealized loss position. The following table summarizes the fair value and gross unrealized losses of our investments that were in an unrealized loss position as of the date indicated below, none of which were in a continuous loss position for 12 months or more:

As of December 31, 2020 (In thousands)	Fair Value	Gross Unrealized Losses
Corporate debt securities	$47,474	$(23)
Municipal securities	6,478	(3)
U.S. Government agency securities	6,504	(3)
U.S. Treasury securities	29,252	(1)
Total	$89,708	$(30)

As of June 30, 2020 (In thousands)	Fair Value	Gross Unrealized Losses
Corporate debt securities	$44,429	$(50)
Municipal securities	870	—
U.S. Government agency securities	9,951	(7)
U.S. Treasury securities	19,010	(2)
Total	$74,260	$(59)
The contractual maturities of securities classified as available-for-sale, regardless of their classification on our Condensed Consolidated Balance Sheets, as of the date indicated below were as follows:

As of December 31, 2020 (In thousands)	Amortized Cost	Fair Value
Due within one year	$468,753	$470,247
Due after one year through three years	393,696	394,817
	$862,449	$865,064

As of June 30, 2020 (In thousands)	Amortized Cost	Fair Value
Due within one year	$415,915	$418,169
Due after one year through three years	325,459	327,894
	$741,374	$746,063
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities for the three and six months ended December 31, 2020 and 2019 were immaterial.

NOTE 6 - BUSINESS COMBINATIONS

    On April 24, 2020, we acquired a product line from a public company for total purchase consideration of $11.4 million, of which $2.2 million was allocated to goodwill. Goodwill recognized was assigned to the Wafer Inspection and Patterning reporting unit, and the amount recognized was deductible for income tax purposes.
On August 22, 2019, we acquired the outstanding shares of a privately-held company, primarily to expand our products and services offerings, for a total purchase consideration of $94.0 million inclusive of measurement period adjustments as well as the fair value of the promise to pay an additional consideration up to $60.0 million contingent on the achievement of certain milestones. As of December 31, 2020, the additional consideration was estimated to be zero. The $54.2 million of goodwill was assigned to the Wafer Inspection and Patterning reporting unit, and the amount recognized was not deductible for income tax purposes.
As of December 31, 2020, we have $7.2 million of contingent consideration recorded for other acquisitions from fiscal year 2019, which is classified as a non-current liability on the Condensed Consolidated Balance Sheet.
For additional details, please refer to Note 6 "Business Combinations" of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the SEC on August 7, 2020.

NOTE 7 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the prior business combinations. We have four reportable segments and six reporting units. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” of the Notes to the Condensed Consolidated Financial Statements. The following table presents changes in goodwill carrying value during the six months ended December 31, 2020(1):

(In thousands)	Wafer Inspection and Patterning	Global Service and Support (“GSS”)	Specialty Semiconductor Process	PCB and Display	Component Inspection	Total
Balance as of June 30, 2020	$416,840	$25,908	$681,858	$907,221	$13,575	$2,045,402
Foreign currency adjustments	43	—	—	—	—	43
Balance as of December 31, 2020	$416,883	$25,908	$681,858	$907,221	$13,575	$2,045,445
_________________
(1)No goodwill was assigned to the Other reporting unit, and accordingly it was excluded from the table above.

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
As of December 31, 2020, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the assessment performed in the third quarter of the fiscal year ended June 30, 2020. As a result of that assessment, we recorded $144.2 million and $112.5 million in impairment charges in the Specialty Semiconductor Process and PCB and Display reporting units, respectively, in the three months ended March 31, 2020. For additional details, refer to Note 7 “Goodwill and Purchased Intangible Assets” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

			As of			As of
(In thousands)		December 31, 2020			June 30, 2020
Category	Range of Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-8	$1,373,458	$418,402	$955,056	$1,269,883	$342,623	$927,260
Customer relationships	4-9	305,817	115,070	190,747	305,817	98,754	207,063
Trade name / Trademark	4-7	117,383	46,355	71,028	117,383	39,216	78,167
Backlog and other	<1-9	50,404	49,551	853	50,404	47,215	3,189
Intangible assets subject to amortization		1,847,062	629,378	1,217,684	1,743,487	527,808	1,215,679
In-process research and development		72,259	100	72,159	175,834	100	175,734
Total		$1,919,321	$629,478	$1,289,843	$1,919,321	$527,908	$1,391,413

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
We performed the required recoverability test for intangible assets in the third quarter of the fiscal year ended June 30, 2020 and concluded that there was no impairment based on the assessment. As of December 31, 2020, there were no impairment indicators for purchased intangible assets.
Amortization expense for purchased intangible assets for the periods indicated below was as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2020	2019	2020	2019
Amortization expense - Cost of revenues	$38,738	$36,364	$75,778	$71,985
Amortization expense - Selling, general and administrative	12,301	20,257	25,730	42,513
Amortization expense - Research and development	31	131	62	162
Total	$51,070	$56,752	$101,570	$114,660
Based on the purchased intangible assets gross carrying amount recorded as of December 31, 2020, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2021 (remaining six months)	$104,418
2022	208,186
2023	207,094
2024	204,577
2025	192,368
2026 and thereafter	301,041
Total	$1,217,684

NOTE 8 – DEBT
The following table summarizes our debt as of December 31, 2020 and June 30, 2020:

	As of December 31, 2020		As of June 30, 2020
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 4.650% Senior Notes due on November 1, 2024	$1,250,000	4.682%	$1,250,000	4.682%
Fixed-rate 5.650% Senior Notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Fixed-rate 4.100% Senior Notes due on March 15, 2029	800,000	4.159%	800,000	4.159%
Fixed-rate 5.000% Senior Notes due on March 15, 2049	400,000	5.047%	400,000	5.047%
Fixed-rate 3.300% Senior Notes due on March 1, 2050	750,000	3.302%	750,000	3.302%
Revolving Credit Facility	—	—%	50,000	1.310%
Fixed-rate 3.47% Note Payable due on February 20, 2021	20,000	2.050%	—	—%
Fixed-rate 3.59% Note Payable due on February 20, 2022	20,000	2.300%	—	—%
Total	3,490,000		3,500,000
Unamortized discount/premium, net	(7,421)		(8,167)
Unamortized debt issuance costs	(21,114)		(22,163)
Total	$3,461,465		$3,469,670
Reported as:
Short-term debt	$20,000		$—
Long-term debt	3,441,465		3,469,670
Total	$3,461,465		$3,469,670
As of December 31, 2020, future minimum principal payments for our debt are as follows: $20.0 million in the third quarter of fiscal 2021, $20.0 million in fiscal year 2022, $1.25 billion in fiscal year 2025 and $2.20 billion after fiscal year 2026.
Senior Notes and Debt Redemption:
In February 2020, we issued $750.0 million aggregate principal amount of senior, unsecured long-term notes (the “2020 Senior Notes”). In March 2019 and November 2014, we issued $1.20 billion (the "2019 Senior Notes”) and $2.50 billion (the "2014 Senior Notes,” and together with the 2019 Senior Notes and the 2020 Senior Notes, the “Senior Notes”), respectively, aggregate principal amount of senior, unsecured long-term notes. In each of the second quarters of fiscal 2018 and 2020, we repaid $250.0 million of the 2014 Senior Notes and in the third quarter of fiscal 2020 we repaid another $500.0 million of the 2014 Senior Notes using the proceeds from the issuance of the 2020 Senior Notes, bringing the outstanding aggregate principal amount of the 2014 Senior Notes to $1.50 billion as of December 31, 2020.
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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of December 31, 2020 and June 30, 2020 was approximately $4.14 billion and $4.01 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of December 31, 2020, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility:
We have in place a Credit Agreement (the “Credit Agreement”) providing for a $1.00 billion unsecured Revolving Credit Facility (the "Revolving Credit Facility") with a maturity date of November 30, 2023. During the fiscal year ended June 30, 2020, we borrowed $450.0 million from the Revolving Credit Facility and made principal payments of $400.0 million, $200.0 million of which were repayments in the third fiscal quarter of 2020 using a portion of the proceeds from the issuance of the 2020 Senior Notes. As of June 30, 2020, we had outstanding $50.0 million aggregate principal amount of borrowings under the Revolving Credit Facility. During the first fiscal quarter of 2021, we repaid the remaining $50.0 million aggregate principal balance so that as of December 31, 2020 we had no outstanding borrowings under the Revolving Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the Maturity Date, at which time such Revolving Credit Facility will terminate, and all outstanding loans under such facility, together with all accrued and unpaid interest, must be repaid. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility will bear interest, at our option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to 175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to our credit rating. As of December 31, 2020, we elected to pay interest on the borrowed amount under the Revolving Credit Facility at LIBOR plus a spread of 112.5 bps, and we pay an annual commitment fee of 12.5 bps on the daily undrawn balance of the Revolving Credit Facility.
The Revolving Credit Facility requires us to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, we are required to maintain the maximum leverage ratio as described in the Credit Agreement, on a quarterly basis of 3.00 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions, as we elected to increase our maximum leverage ratio in connection with the Orbotech acquisition. As of December 31, 2020, our maximum allowed leverage ratio was 3.50 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of December 31, 2020.

Notes Payable:
In December 2020 we sold promissory notes to a financial institution, borrowing an aggregate principal amount of $40.0 million ("Notes Payable"). Of the aggregate amount borrowed, $20.0 million matures on February 20, 2021 and the balance of $20.0 million matures on February 20, 2022. The premium of $0.3 million from the sale of the Notes Payable is being amortized over the life of the debt. The net proceeds from the sale of the Notes Payable will be used for general corporate purposes.
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
Lease expense was $10.0 million and $19.6 million for the three and six months ended December 31, 2020, respectively, and $9.1 million and $17.6 million for the three and six months ended December 31, 2019, respectively. Expense related to short-term leases, which are not recorded on the Condensed Consolidated Balance Sheets, was not material for the three and six months ended December 31, 2020 and 2019. As of December 31, 2020 and June 30, 2020, the weighted average remaining lease term was 4.8 years and 5.1 years, respectively, and the weighted average discount rate for operating leases was 1.80% and 1.99%, respectively.
Supplemental cash flow information related to leases was as follows:

	Six Months Ended December 31,
In thousands	2020	2019
Operating cash outflows from operating leases	$19,253	$17,424
ROU assets obtained in exchange for new operating lease liabilities	$20,584	$10,278
Maturities of lease liabilities as of December 31, 2020 were as follows:

Fiscal year ending June 30:	Amount (In thousands)
2021 (remaining six months)	$17,727
2022	28,811
2023	19,987
2024	13,358
2025	11,242
2026 and thereafter	19,823
Total lease payments	110,948
Less imputed interest	(5,285)
Total	$105,663
As of December 31, 2020, we did not have any material leases that had not yet commenced.

NOTE 10 – EQUITY, LONG-TERM INCENTIVE COMPENSATION PLANS AND NON-CONTROLLING INTEREST
Equity Incentive Program

As of December 31, 2020, 10.3 million shares remained available for issuance under our 2004 Equity Incentive Plan (the “2004 Plan”).
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
As of December 31, 2020, there were 89,963 shares of our common stock underlying the outstanding Assumed RSUs under the Assumed Equity Plans. For details on the Assumed Equity Plans refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
Equity Incentive Plans - General Information
The following table summarizes the combined activity under our equity incentive plans:

(In thousands)	Available For Grant(1) (2)
Balance as of June 30, 2020	10,760
Restricted stock units granted(3)	(619)
Restricted stock units granted adjustment(4)	54
Restricted stock units canceled	88
Balance as of December 31, 2020	10,283
__________________
(1)The number of RSUs reflects the application of the award multiplier of 2.0x to calculate the impact of the award on the shares reserved under the 2004 Plan.
(2)No additional stock options, RSUs or other awards will be granted under the Assumed Equity Plans.
(3)Includes RSUs granted to senior management during the six months ended December 31, 2020 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such RSUs that are deemed to have been earned) (“performance-based RSUs”). This line item includes all such performance-based RSUs granted during the six months ended December 31, 2020 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.2 million shares for the six months ended December 31, 2020 reflects the application of the multiplier described above).
(4)Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the six months ended December 31, 2020.
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
The following table shows stock-based compensation expense for the indicated periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2020	2019	2020	2019
Stock-based compensation expense by:
Costs of revenues	$4,104	$3,362	$7,771	$6,226
Research and development	5,225	5,073	10,696	10,360
Selling, general and administrative	17,498	18,354	35,352	37,147
Total stock-based compensation expense	$26,827	$26,789	$53,819	$53,733
The following table shows stock-based compensation capitalized as inventory as of the dates indicated below:

	As of	As of
(In thousands)	December 31, 2020	June 30, 2020
Inventory	$5,855	$6,752
Restricted Stock Units
The following table shows the activity and weighted-average grant date fair value for RSUs during the six months ended December 31, 2020:

	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2020(2)	2,253	$107.33
Granted(3)	309	$202.60
Granted adjustments	(27)	$88.96
Vested and released	(341)	$98.54
Withheld for taxes	(172)	$98.54
Forfeited	(51)	$117.20
Outstanding restricted stock units as of December 31, 2020(2)	1,971	$124.58
__________________
(1)Share numbers reflect actual shares subject to awarded RSUs.
(2)Includes performance-based and market-based RSUs.
(3)This line item includes performance-based RSUs granted during the six months ended December 31, 2020 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.1 million shares for the six months ended December 31, 2020).

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
The following table shows the weighted-average grant date fair value per unit for the RSUs granted, vested, and tax benefits realized by us in connection with vested and released RSUs for the indicated periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands, except for weighted-average grant date fair value)	2020	2019	2020	2019
Weighted-average grant date fair value per unit	$220.53	$171.98	$202.60	$142.75
Grant date fair value of vested restricted stock units	$23,267	$26,643	$50,569	$56,736
Tax benefits realized by us in connection with vested and released restricted stock units	$6,694	$9,661	$13,431	$13,654

As of December 31, 2020, the unrecognized stock-based compensation expense balance related to RSUs was $165.0 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.6 years. The intrinsic value of outstanding RSUs as of December 31, 2020 was $510.3 million.
Cash-Based Long-Term Incentive Compensation
We have adopted a cash-based long-term incentive program (“Cash LTI Plan”) for many of our employees as part of our employee compensation program. Executives and non-employee members of the Board of Directors do not participate in this program. During the six months ended December 31, 2020 and 2019, we approved Cash LTI awards of $4.1 million and $4.3 million, respectively, under our Cash LTI Plan. Cash LTI awards issued to employees under the Cash LTI Plan will vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date. During the three months ended December 31, 2020 and 2019, we recognized $17.3 million and $13.8 million, respectively, in compensation expense under the Cash LTI Plan. During the six months ended December 31, 2020 and 2019, we recognized $36.7 million and $30.4 million, respectively in compensation expense under the Cash LTI Plan. As of December 31, 2020, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $142.2 million. For details, refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
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
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Stock purchase plan:
Expected stock price volatility	51.9%	31.6%	51.9%	31.6%
Risk-free interest rate	0.7%	2.4%	0.7%	2.4%
Dividend yield	1.9%	2.5%	1.9%	2.5%
Expected life (in years)	0.5	0.5	0.5	0.5

The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

	Three Months Ended		Six Months Ended
(In thousands, except for weighted-average fair value per share)	December 31,		December 31,
	2020	2019	2020	2019
Total cash received from employees for the issuance of shares under the ESPP	$26,356	$24,492	$26,356	$24,492
Number of shares purchased by employees through the ESPP	161	237	161	237
Tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP	$(3,005)	$119	$1,164	$1,853
Weighted-average fair value per share based on Black-Scholes model	$52.23	$27.35	$52.23	$27.35
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which we estimate will be required to be issued under the ESPP during the forthcoming fiscal year. As of December 31, 2020, a total of 2.5 million shares were reserved and available for issuance under the ESPP.
Quarterly Cash Dividends
On November 5, 2020, we announced that our Board of Directors had declared a quarterly cash dividend of $0.90 per share to be paid on December 1, 2020 to stockholders of record as of the close of business on November 16, 2020. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended December 31, 2020 and 2019 was $139.6 million and $134.7 million, respectively. The total amount of regular quarterly cash dividends and dividend equivalents paid during the six months ended December 31, 2020 and 2019 was $280.7 million and $256.3 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of December 31, 2020 and June 30, 2020 was $9.5 million and $8.3 million, respectively. These amounts will be paid upon vesting of the underlying RSUs.
Non-Controlling Interest
We have consolidated the results of Orbograph Ltd. (“Orbograph”), in which we own approximately 94% of the outstanding equity interest. Orbograph is engaged in the development and marketing of character recognition solutions to banks, financial and other payment processing institutions and healthcare providers.
During the fourth quarter of fiscal 2020, we entered into an Asset Purchase Agreement to sell certain core assets of our non-strategic solar energy business, Orbotech LT Solar, LLC ("OLTS"). The sale was completed in the first quarter of fiscal 2021 and the proceeds were not material. We consolidate the results of OLTS, of which we own 97% of the outstanding equity interest as of December 31, 2020. OLTS was engaged in the research, development and marketing of products for the deposition of thin film coating of various materials on crystalline silicon photovoltaic wafers for solar energy panels through plasma-enhanced chemical vapor deposition (“PECVD”).
Additionally, we have consolidated the results of PixCell Medical Technologies, Ltd. ("PixCell"), an Israeli company that is engaged in the development, marketing and sales of diagnostic equipment for point-of-care hematology applications of which we own approximately 52% of the outstanding equity interest and are entitled to appoint the majority of this company’s directors. In December 2020, we entered into a Share Purchase Agreement to sell our entire interest in PixCell for proceeds of approximately $21 million. This transaction is expected to be completed during the third quarter of fiscal 2021.

NOTE 11 – STOCK REPURCHASE PROGRAM
Our Board of Directors has authorized a program which permits us to repurchase up to $3.00 billion of our common stock. The intent of this program is to offset the dilution from our equity incentive plans, shares issued in connection with purchases under our ESPP, the issuance of shares in the Orbotech Acquisition, as well as to return excess cash to our stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases were made in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder, such as Rule 10b-18 and, if pursuant to a written plan, Rule 10b5-1. This stock repurchase program has no expiration date and may be suspended at any time. As of December 31, 2020, an aggregate of approximately $0.67 billion was available for repurchase under the stock repurchase program.

Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2020	2019	2020	2019
Number of shares of common stock repurchased	774	1,690	1,801	3,349
Total cost of repurchases	$177,492	$280,593	$371,389	$509,089

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
The following table sets forth the computation of basic and diluted net income per share attributable to KLA:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	December 31,		December 31,
	2020	2019	2020	2019
Numerator:
Net income attributable to KLA	$457,251	$380,555	$877,818	$727,080
Denominator:
Weighted-average shares - basic, excluding unvested restricted stock units	154,273	157,290	154,777	157,994
Effect of dilutive restricted stock units and options	1,287	1,330	1,280	1,320
Weighted-average shares - diluted	155,560	158,620	156,057	159,314
Basic net income per share attributable to KLA	$2.96	$2.42	$5.67	$4.60
Diluted net income per share attributable to KLA	$2.94	$2.40	$5.62	$4.56
Anti-dilutive securities excluded from the computation of diluted net income per share	—	43	—	25

NOTE 13 – INCOME TAXES
The following table provides details of income taxes:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollar amounts in thousands)	2020	2019	2020	2019
Income before income taxes	$527,402	$424,927	$1,011,208	$796,443
Provision for income taxes	$70,419	$44,622	$134,083	$69,742
Effective tax rate	13.4%	10.5%	13.3%	8.8%
Our effective tax rate is lower than the U.S. federal statutory rate during the three and six months ended December 31, 2020 primarily due to the proportion of earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate and the proportion of the U.S. earnings eligible for the Foreign Derived Intangible Income deduction. The Foreign Derived Intangible Income deduction reduces the U.S. tax rate on sales to customers outside the U.S.

In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to United States income tax examinations for all years beginning from the fiscal year ended June 30, 2017 and are under United States income tax examination for the fiscal year ended June 30, 2018. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2016. We are also subject to examinations in other major foreign jurisdictions, including Singapore and Israel, for all years beginning from the calendar year ended December 31, 2012. We are under audit in Germany related to Orbotech for the calendar years ended December 31, 2013 to December 31, 2015. We are also under audit in Israel related to KLA for the fiscal years ended June 30, 2017 to June 30, 2019.
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
In May 2017, Orbotech received an assessment from the Israel Tax Authority (“ITA”) with respect to its fiscal years 2012 through 2014 (the “Assessment”), for an aggregate amount of tax, after offsetting all net operating losses (“NOLs”) available through the end of 2014, of approximately NIS 229.0 million (equivalent to approximately $66.0 million which includes related interest and linkage differentials to the Israeli consumer price index as of date of the issuance of the Tax Decrees, as defined below).
On August 31, 2018, Orbotech filed an objection in respect of the Assessment (the “Objection”). The ITA completed the second stage of the audit, in which the claims Orbotech raised in the Objection were examined by different personnel at the ITA. In addition, the ITA examined additional items during this second stage of the audit. As Orbotech and the ITA did not reach an agreement during the second stage, the ITA issued Tax Decrees to Orbotech on August 28, 2019 (“Tax Decrees”) for an aggregate amount of tax, after offsetting all NOLs available through the end of 2014, of approximately NIS 257.0 million (equivalent to approximately $73.0 million which includes related interest and linkage differentials to the Israeli consumer price index as of the date of the issuance of the Tax Decrees). These Tax Decrees replaced the Assessment. We believe that our recorded unrecognized tax benefits are sufficient to cover the resolution of these Tax Decrees.
Orbotech filed a notice of appeal with respect to the above Tax Decrees with the District Court of Tel Aviv on September 26, 2019. On February 27, 2020 the ITA filed its arguments in support of the Tax Decrees. Orbotech filed the grounds of appeal with respect to the above Tax Decrees on July 30, 2020. We are currently in the pre-trial hearing stage of the process and the next pre-trial meeting is scheduled for April 2021. The ITA and Orbotech are continuing discussions in an effort to resolve this matter in a mutually agreeable manner.
In connection with the above, there is an ongoing criminal investigation in Israel against Orbotech, certain of its employees and its tax consultant. On April 11, 2018, Orbotech received a “suspect notification letter” (dated March 28, 2018) from the Tel Aviv District Attorney’s Office (Fiscal and Financial). In the letter, it was noted that the investigation file was transferred from the Assessment Investigation Officer to the District Attorney’s Office. The letter further states that the District Attorney’s Office has not yet made a decision regarding submission of an indictment against Orbotech; and that if after studying the case, a decision is made to consider prosecuting Orbotech, Orbotech will receive an additional letter and, within 30 days, Orbotech may present its arguments to the District Attorney’s Office as to why it should not be indicted. On October 27, 2019, we received a request for additional information from the District Attorney's Office. We will continue to monitor the progress of the District Attorney’s Office investigation; however, we cannot anticipate when the review of the case will be completed and what will be the results thereof. We intend to cooperate with the District Attorney’s Office to enable them to conclude their investigation.
In December 2020, Orbotech received an assessment from the ITA with respect to its fiscal years 2015 through 2018 (the “Second Assessment”) for an aggregate amount of tax, after offsetting all NOLs available through the end of 2018, of approximately NIS 227.0 million (equivalent to approximately $68.0 million which includes related interest and linkage differentials to the Israeli consumer price index as of date of the issuance of the Second Assessment). We are filing an objection to the Second Assessment with the ITA. The objection will result in moving the 2015-2018 audit to the second stage, in which the ITA will review the objections. We believe that our recorded unrecognized tax benefits are sufficient to cover the resolution of the Second Assessment.

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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2020	2019	2020	2019
Receivables sold under factoring agreements	$49,917	$116,935	$138,562	$173,355
Proceeds from sales of LCs	$21,709	$10,677	$40,839	$20,606
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
Purchase Commitments. We maintain commitments to purchase inventory from our suppliers as well as goods, services, and other assets in the ordinary course of business. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our estimate of our significant purchase commitments for primarily material, services, supplies and asset purchases is approximately $994.9 million as of December 31, 2020, which are primarily due within the next 12 months.
Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash Long-Term Incentive Plan. As of December 31, 2020, we have committed $188.7 million for future payment obligations under our Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date.
Guarantees and Contingencies. We maintain guarantee arrangements available through various financial institutions for up to $73.8 million, of which $62.8 million had been issued as of December 31, 2020, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe, Israel and Asia.

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

In January 2020, we entered into a series of forward contracts (the “2020 Rate Lock Agreements”) with a notional amount of $350.0 million in aggregate to lock the benchmark interest rate on a portion of the 2020 Senior Notes. The 2020 Rate Lock Agreements were terminated on the date of the pricing of the 2020 Senior Notes and we recorded the fair value of $21.5 million as a loss within accumulated other comprehensive income (loss) (“OCI”) as of March 31, 2020, which is being amortized over the life of the debt. We entered into similar forward contracts in prior years to lock the benchmark interest rates prior to expected debt issuances, for which the original fair values of $13.6 million loss in fiscal 2019 and $7.5 million gain in fiscal 2015 were recognized in OCI, and are being amortized to interest expense over the lives of the associated debt. We recognized a net expense of $0.3 million and $0.6 million for the three and six months ended December 31, 2020, respectively, and a net expense of $0.1 million and $0.2 million for the three and six months ended December 31, 2019, respectively, for the amortization of the net of the three rate lock agreements that had been recognized in accumulated OCI, which increased the interest expense on a net basis. As of December 31, 2020, the aggregate unamortized portion of the fair value of the forward contracts for the Rate Lock Agreements was $29.6 million.
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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2020	2019	2020	2019
Derivatives Designated as Hedging Instruments:
Foreign exchange contracts:
Amounts included in the assessment of effectiveness	$(1,310)	$2,305	$(2,182)	1,565
Amounts excluded from the assessment of effectiveness	$(47)	$(15)	$(93)	$(17)
    The locations and amounts of designated and non-designated derivative’s gains and losses reported in the Condensed Consolidated Statements of Operations for the indicated periods were as follows:

	Three Months Ended December 31,				Three Months Ended December 31,
	2020				2019
(In thousands)	Revenue	Cost of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenue	Cost of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$1,650,870	$1,080,706	$38,880	$3,882	$1,509,453	$1,046,622	$40,472	$(2,568)
Gains (losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from accumulated OCI to earnings	$—	$—	$(279)	$—	$—	$—	$(100)	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from accumulated OCI to earnings	$(560)	$(125)	$—	$—	$85	$(17)	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	$(151)	$—	$—	$—	$(93)	$—	$—	$—
Gains (losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$2,661	$—	$—	$—	$2,056

	Six Months Ended December 31,				Six Months Ended December 31,
	2020				2019
(In thousands)	Revenue	Cost of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenue	Cost of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statement of Operations in which the effects of cash flow hedges are recorded	$3,189,490	$2,092,937	$78,266	$7,079	$2,922,867	$2,049,788	$80,822	$(4,186)
Gains (losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from accumulated OCI to earnings	$—	$—	$(558)	$—	$—	$—	$(199)	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from accumulated OCI to earnings	$(650)	$425	$—	$—	$560	$(1,818)	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings based on an amortization approach	$(278)	$—	$—	$—	$(195)	$—	$—	$—
Gains (losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$(2,937)	$—	$—	$—	$4,381

The U.S. dollar equivalent of all outstanding notional amounts of foreign currency hedge contracts, with maximum remaining maturities of approximately thirteen months as of the dates indicated below were as follows:

	As of	As of
(In thousands)	December 31, 2020	June 30, 2020
Cash flow hedge contracts - foreign currency
Purchase	$8,344	$10,705
Sell	$95,706	$71,431
Other foreign currency hedge contracts
Purchase	$311,397	$329,310
Sell	$321,076	$357,939

The locations and fair value of our derivatives reported in our Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	As of	As of	Balance Sheet	As of	As of
	Location	December 31, 2020	June 30, 2020	Location	December 31, 2020	June 30, 2020
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$311	$680	Other current liabilities	$981	$45
Total derivatives designated as hedging instruments		311	680		981	45
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	2,349	1,397	Other current liabilities	2,860	1,365
Total derivatives not designated as hedging instruments		2,349	1,397		2,860	1,365
Total derivatives		$2,660	$2,077		$3,841	$1,410

The changes in OCI, before taxes, related to derivatives for the indicated periods were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2020	2019	2020	2019
Beginning balance	$(30,574)	$(10,006)	$(29,602)	$(10,791)
Amount reclassified to earnings	1,115	125	1,061	1,652
Net change in unrealized gains or losses	(1,357)	2,290	(2,275)	1,548
Ending balance	$(30,816)	$(7,591)	$(30,816)	$(7,591)
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

As of December 31, 2020				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$2,660	$—	$2,660	$(1,527)	$—	$1,133
Derivatives - Liabilities	$(3,841)	$—	$(3,841)	$1,527	$—	$(2,314)

As of June 30, 2020				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$2,077	$—	$2,077	$(1,020)	$—	$1,057
Derivatives - Liabilities	$(1,410)	$—	$(1,410)	$1,020	$—	$(390)

NOTE 17– RELATED PARTY TRANSACTIONS
During the three and six months ended December 31, 2020 and 2019, we purchased from, or sold to, several entities, where one or more of our executive officers or members of our Board of Directors, or their immediate family members, were, during the periods presented, an executive officer or a board member of a subsidiary, or in the case of The Vanguard Group, Inc. beneficially owns more than 10% of our outstanding stock, including Anaplan, Inc., Citrix Systems, Inc., HP Inc., Keysight Technologies, Inc. and Proofpoint, Inc. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2020	2019	2020	2019
Total revenues	$324	$2,794	$638	$3,835
Total purchases	$279	$249	$571	$714
Our receivable balances from these parties were $1.1 million and $2.4 million as of December 31, 2020 and June 30, 2020, respectively. Our payable balances to these parties were immaterial as of December 31, 2020 and June 30, 2020.

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
Semiconductor Process Control
The Semiconductor Process Control (“SPC”) segment offers a comprehensive portfolio of inspection, metrology and data analytics products, and related service, which helps integrated circuit ("ICs") manufacturers achieve target yield throughout the entire semiconductor fabrication process-from research and development (“R&D”) to final volume production. Our differentiated products and services are designed to provide comprehensive solutions that help our customers accelerate development and production ramp cycles, achieve higher and more stable semiconductor die yields and improve their overall profitability. This reportable segment is comprised of two operating segments, Wafer Inspection and Patterning and GSS.
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
PCB, Display and Component Inspection
The PCB, Display and Component Inspection segment enables electronic device manufacturers to inspect, test and measure printed circuit boards (“PCBs”), flat panel displays (“FPDs”) and ICs to verify their quality, pattern the desired electronic circuitry on the relevant substrate and perform three-dimensional shaping of metalized circuits on multiple surfaces. This segment also engages in the development and marketing of character recognition solutions to banks, financial and other payment processing institutions and healthcare providers. This reportable segment is comprised of two operating segments, PCB and Display and Component Inspection.
Other
During the fourth quarter of fiscal 2020, we entered into an Asset Purchase Agreement to sell certain core assets of our non-strategic solar energy business, which was included in our Other reportable segment. This reportable segment remains comprised of one operating segment.
The CODM assesses the performance of each operating segment and allocates resources to those segments based on total revenues and segment gross margin and does not evaluate the segments using discrete asset information. Segment gross margin excludes corporate allocations and effects of foreign exchange rates, amortization of intangible assets, amortization of inventory fair value adjustments, and transaction costs associated with our acquisitions related to costs of revenues.
The following is a summary of results for each of our four reportable segments for the indicated periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2020	2019	2020	2019
Semiconductor Process Control:
Revenues	$1,380,184	$1,247,430	$2,648,138	$2,411,062
Segment gross margin	884,090	795,730	1,698,900	1,538,072
Specialty Semiconductor Process:
Revenues	90,587	75,106	179,540	144,245
Segment gross margin	51,171	41,333	101,099	79,497
PCB, Display and Component Inspection:
Revenues	179,267	186,279	360,444	364,831
Segment gross margin	84,584	82,538	174,753	158,606
Other:
Revenues	449	517	590	2,748
Segment gross margin	(121)	117	(108)	770
Totals:
Revenues for reportable segments	$1,650,487	$1,509,332	$3,188,712	$2,922,886
Segment gross margin	$1,019,724	$919,718	$1,974,644	$1,776,945

The following table reconciles total reportable segment revenues to total revenues for the indicated periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2020	2019	2020	2019
Total revenues for reportable segments	$1,650,487	$1,509,332	$3,188,712	$2,922,886
Corporate allocations and effects of foreign exchange rates	383	121	778	(19)
Total revenues	$1,650,870	$1,509,453	$3,189,490	$2,922,867

The following table reconciles total segment gross margin to total income before income taxes for the indicated periods:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(In thousands)	2020	2019	2020	2019
Total segment gross margin	$1,019,724	$919,718	$1,974,644	$1,776,945
Acquisition-related charges, corporate allocations, and effects of foreign exchange rates(1)	38,587	43,883	75,449	91,937
Research and development	229,064	220,751	448,102	431,331
Selling, general and administrative	181,909	192,253	354,540	380,598
Interest expense	38,880	40,472	78,266	80,822
Other expense (income), net	3,882	(2,568)	7,079	(4,186)
Income before income taxes	$527,402	$424,927	$1,011,208	$796,443
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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2020		2019		2020		2019
Revenues:
China	$382,157	23%	$381,752	25%	$868,246	27%	$727,608	25%
Taiwan	380,785	23%	447,083	30%	749,886	24%	833,812	28%
Korea	347,947	21%	181,948	12%	537,465	17%	379,398	13%
North America	214,808	13%	158,517	11%	384,984	12%	340,500	12%
Japan	156,721	10%	194,804	13%	321,140	10%	401,015	14%
Europe and Israel	100,201	6%	97,466	6%	183,318	6%	156,849	5%
Rest of Asia	68,251	4%	47,883	3%	144,451	4%	83,685	3%
Total	$1,650,870	100%	$1,509,453	100%	$3,189,490	100%	$2,922,867	100%
The following is a summary of revenues by major products for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2020		2019		2020		2019
Revenues:
Wafer Inspection	$687,030	42%	$606,131	40%	$1,206,581	38%	$1,054,405	36%
Patterning	307,512	19%	289,078	19%	678,444	21%	671,736	23%
Specialty Semiconductor Process	71,978	4%	60,941	4%	146,005	5%	117,811	4%
PCB, Display and Component Inspection	115,825	7%	129,235	9%	236,451	7%	249,595	9%
Services	412,847	25%	364,903	24%	805,972	25%	720,342	24%
Other	55,678	3%	59,165	4%	116,037	4%	108,978	4%
Total	$1,650,870	100%	$1,509,453	100%	$3,189,490	100%	$2,922,867	100%

Wafer Inspection, and Patterning products are offered in Semiconductor Process Control segment. Services are offered in multiple segments. Other includes primarily refurbished systems, remanufactured legacy systems, and enhancements and upgrades for previous-generation products which are part of Semiconductor Process Control segment.

In the three months ended December 31, 2020, two customers each accounted for approximately 14% of total revenues. In the three months ended December 31, 2019, two customers accounted for approximately 24% and 10% of total revenues. In the six months ended December 31, 2020, two customers accounted for approximately 14% and 13% of total revenues. In the six months ended December 31, 2019, two customers accounted for approximately 21% and 11% of total revenues. Two customers on an individual basis accounted for greater than 10% of net accounts receivable at December 31, 2020 and one customer on an individual basis accounted for greater than 10% of net accounts receivable at June 30, 2020.
Land, property and equipment, net by geographic region as of the dates indicated below were as follows:

	As of	As of
(In thousands)	December 31, 2020	June 30, 2020
Land, property and equipment, net:
United States	$391,080	$329,558
Israel	57,562	59,162
Singapore	68,027	54,946
Europe	55,979	58,065
Rest of Asia	21,537	18,093
Total	$594,185	$519,824

NOTE 19 – RESTRUCTURING CHARGES
In September 2019, management approved a plan to streamline our organization and business processes that included the reduction of workforce, which is expected to be completed in the second half of our fiscal year 2021, primarily in our PCB, Display and Component Inspection segment.
Restructuring charges were $4.6 million for the three months ended December 31, 2020, and included $1.0 million of non-cash charges for accelerated depreciation related to certain right-of use assets and fixed assets to be abandoned. Restructuring charges were $8.1 million for the six months ended December 31, 2020, and included $2.0 million of non-cash charges for accelerated depreciation related to certain right-of use assets and fixed assets to be abandoned. As of December 31, 2020, and June 30, 2020, the accrual for restructuring charges was $8.7 million and $5.7 million, respectively.
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

The following table sets forth some of our key quarterly unaudited financial information(1):

(In thousands, except net income per share)	Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Total revenues	$1,650,870	$1,538,620	$1,459,593	$1,423,964	$1,509,453
Gross margin	$981,137	$918,058	$838,049	$833,806	$875,835
Net income attributable to KLA(2)	$457,251	$420,567	$411,253	$78,452	$380,555
Diluted net income per share attributable to KLA(3)	$2.94	$2.69	$2.63	$0.50	$2.40
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
(2)Our net income attributable to KLA increased to $457.3 million in the three months ended December 31, 2020, primarily as a result of higher revenues as well as improvements in cost control.
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
The COVID-19 pandemic has resulted in an increase in freight costs due in large part to reduced air traffic, which impacts gross margin, as well as decreases in travel costs which reduce our cost structure. And, while we continue to see progress in the recovery within our supply chain and continued strong demand from semiconductor customers, the situation remains fluid and uncertain. As of the date of this report, we cannot predict with certainty any other effects the COVID-19 pandemic may have on our business, including the effects on our customers, employees, or on our financial results for the remainder of fiscal 2021.

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
Other than the change for the accounting of credit losses as a result of the adoption of Accounting Standard Codification ("ASC") 326, there have been no material changes in our critical accounting estimates and policies since our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. Refer to Note 1 “Basis of Presentation” in the Notes to the Condensed Consolidated Financial Statements for additional details. In addition, please refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2020 for a complete description of our critical accounting policies and estimates.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including those recently adopted and the expected dates of adoption as well as estimated effects, if any, on our Condensed Consolidated Financial Statements of those not yet adopted, see Note 1 “Basis of Presentation” in the Notes to the Condensed Consolidated Financial Statements.

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

	Three Months Ended
(Dollar amounts in thousands)	December 31, 2020	December 31, 2019	Q2 FY21 vs. Q2 FY20
Revenues:
Product	$1,238,023	$1,144,550	$93,473	8%
Service	412,847	364,903	47,944	13%
Total revenues	$1,650,870	$1,509,453	$141,417	9%
Costs of revenues	$669,733	$633,618	$36,115	6%
Gross margin percentage	59.4%	58.0%
Product revenues during the three months ended December 31, 2020 increased compared to the three months ended December 31, 2019, primarily due to strong demand from our memory and logic customers and an increase from continued growth in the 5G infrastructure market, ongoing work from home requirements, and high-performance computing technologies. These increases were partially offset by softer demand and oversupply in the FPD market.
Service revenues during the three months ended December 31, 2020 increased compared to the three months ended December 31, 2019, primarily due to an increase in the number of systems installed at our customers' sites.

	Six Months Ended
(Dollar amounts in thousands)	December 31, 2020	December 31, 2019	Q2 FY21 YTD vs. Q2 FY20 YTD
Revenues:
Product	$2,383,518	$2,202,525	$180,993	8%
Service	805,972	720,342	85,630	12%
Total revenues	$3,189,490	$2,922,867	$266,623	9%
Costs of revenues	$1,290,295	$1,237,859	$52,436	4%
Gross margin percentage	59.5%	57.6%

Product revenues during the six months ended December 31, 2020 increased compared to the six months ended December 31, 2019, primarily due to strong demand for many of our products especially our Inspection portfolio as well as an increase from continued growth in the 5G infrastructure market. These increases were partially offset by softer demand and oversupply in the FPD market.
Service revenues during the six months ended December 31, 2020 increased compared to the six months ended December 31, 2019, primarily due to an increase in the number of systems installed at our customers' sites.
Revenues by segment(1)

	Three Months Ended
(Dollar amounts in thousands)	December 31, 2020	December 31, 2019	Q2 FY21 vs. Q2 FY20
Revenues:
Semiconductor Process Control	$1,380,184	$1,247,430	$132,754	11%
Specialty Semiconductor Process	90,587	75,106	15,481	21%
PCB, Display and Component Inspection	179,267	186,279	(7,012)	(4)%
Other	449	517	(68)	(13)%
Total revenues for reportable segments	$1,650,487	$1,509,332	$141,155	9%

Revenue from our Semiconductor Process Control segment during the three months ended December 31, 2020 increased compared to the three months ended December 31, 2019, primarily due to strong demand from our memory and logic customers. Revenues in the Specialty Semiconductor Process and PCB, Display and Component Inspection segments during the three months ended December 31, 2020 increased compared to the three months ended December 31, 2019, primarily due to continued growth in 5G infrastructure, both in base stations and mobile devices, and also the ongoing work from home requirements, as well as high-performance computing technologies. These increases were partially offset by softer demand and oversupply in the FPD market.

	Six Months Ended
(Dollar amounts in thousands)	December 31, 2020	December 31, 2019	Q2 FY21 YTD vs. Q2 FY20 YTD
Revenues:
Semiconductor Process Control	$2,648,138	$2,411,062	$237,076	10%
Specialty Semiconductor Process	179,540	144,245	35,295	24%
PCB, Display and Component Inspection	360,444	364,831	(4,387)	(1)%
Other	590	2,748	(2,158)	(79)%
Total revenues	$3,188,712	$2,922,886	$265,826	9%
__________
(1)Segment revenues exclude corporate allocations and the effects of foreign exchange rates. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” in the Notes to the Condensed Consolidated Financial Statements.
Revenues from our Semiconductor Process Control segment during the six months ended December 31, 2020 increased compared to the six months ended December 31, 2019, primarily due to strong demand for many of our products especially from our Inspection portfolio. Revenues in the Specialty Semiconductor Process and PCB, Display and Component Inspection segments during the six months ended December 31, 2020 increased compared to the six months ended December 31, 2019, primarily due to continued growth in 5G infrastructure, both in base stations and mobile devices, and also the ongoing work from home requirements, as well as high-performance computing technologies. These increases were partially offset by softer demand and oversupply in the FPD market.
Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

	Three Months Ended				Six Months Ended
(Dollar amounts in thousands)	December 31, 2020		December 31, 2019		December 31, 2020		December 31, 2019
China	$382,157	23%	$381,752	25%	$868,246	27%	$727,608	25%
Taiwan	380,785	23%	447,083	30%	749,886	24%	833,812	28%
Korea	347,947	21%	181,948	12%	537,465	17%	379,398	13%
North America	214,808	13%	158,517	11%	384,984	12%	340,500	12%
Japan	156,721	10%	194,804	13%	321,140	10%	401,015	14%
Europe and Israel	100,201	6%	97,466	6%	183,318	6%	156,849	5%
Rest of Asia	68,251	4%	47,883	3%	144,451	4%	83,685	3%
Total	$1,650,870	100%	$1,509,453	100%	$3,189,490	100%	$2,922,867	100%
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

The following table summarizes the major factors that contributed to the changes in gross margin percentage:

	Gross Margin Percentage
	Three Months Ended	Six Months Ended
December 31, 2019	58.0%	57.6%
Mix of products and services sold	1.2%	2.0%
Revenue volume of products and services	0.5%	0.5%
Manufacturing labor, overhead and efficiencies	(0.1)%	0.1%
Other service and manufacturing costs	(0.2)%	(0.7)%
December 31, 2020	59.4%	59.5%
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
The increase in our gross margin during the comparative periods presented is primarily due to a more profitable mix of products and services sold, partially offset by an increase in service and manufacturing costs.
Segment gross margin(1)

	Three months ended
(Dollar amounts in thousands)	December 31, 2020	December 31, 2019	Q2 FY21 vs. Q2 FY20
Segment gross margin:
Semiconductor Process Control	$884,090	$795,730	$88,360	11%
Specialty Semiconductor Process	51,171	41,333	9,838	24%
PCB, Display and Component Inspection	84,584	82,538	2,046	2%
Other	(121)	117	(238)	(203)%
	$1,019,724	$919,718	$100,006	11%

Gross Margin in the Semiconductor Process Control segment as well as the Specialty Semiconductor Process and PCB, Display and Component Inspection segment during the three months ended December 31, 2020 increased compared to the three months ended December 31, 2019, primarily due to a more favorable mix of products and services sold as well as a higher revenue volume of products sold.

	Six Months Ended
(Dollar amounts in thousands)	December 31, 2020	December 31, 2019	Q2 FY21 YTD vs. Q2 FY20 YTD
Segment gross margin:
Semiconductor Process Control	$1,698,900	$1,538,072	$160,828	10%
Specialty Semiconductor Process	101,099	79,497	21,602	27%
PCB, Display and Component Inspection	174,753	158,606	16,147	10%
Other	(108)	770	(878)	(114)%
	$1,974,644	$1,776,945	$197,699	11%
________________
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

Gross Margin in the Semiconductor Process Control segment during the six months ended December 31, 2020 increased compared to the six months ended December 31, 2019, primarily due to a more profitable mix of products and services sold, partially offset by an increase in service and manufacturing costs. Gross margin in the Specialty Semiconductor Process and PCB, Display and Component Inspection segments during the six months ended December 31, 2020 increased compared to the six months ended December 31, 2019, primarily due to higher incremental margin on the revenue increase as well as a more favorable mix of products and services sold.

Research and Development (“R&D”)

R&D expenses may fluctuate with product development phases and project timing as well as our R&D efforts. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs, and other expenses.

(Dollar amounts in thousands)	Three Months Ended
	December 31, 2020	December 31, 2019	Q2 FY21 vs. Q2 FY20
R&D expenses	$229,064	$220,751	$8,313	4%
R&D expenses as a percentage of total revenues	14%	15%

R&D expenses during the three months ended December 31, 2020 increased compared to the three months ended December 31, 2019, primarily due to an increase in engineering project materials of $7.6 million and employee-related expenses of $7.6 million as a result of additional engineering headcount, higher employee benefit costs and higher variable compensation, partially offset by a decrease of travel expense of $4.4 million and a higher benefit from external funding of $1.9 million.

(Dollar amounts in thousands)	Six Months Ended
	December 31, 2020	December 31, 2019	Q2 FY21 YTD vs. Q2 FY20 YTD
R&D expenses	$448,102	$431,331	$16,771	4%
R&D expenses as a percentage of total revenues	14%	15%

R&D expenses during the six months ended December 31, 2020 increased compared to the six months ended December 31, 2019, primarily due to an increase in engineering project materials of $14.1 million, and employee-related expenses of $16.0 million as a result of additional engineering headcount, higher employee benefit costs and higher variable compensation, partially offset by a decrease of travel expense of $9.4 million and decrease in consulting expenses of $3.6 million.
Our future operating results will depend significantly on our ability to produce products and provide services that have a competitive advantage in our marketplace. To do this, we believe that we must continue to make substantial and focused investments in our research and development. We remain committed to product development in new and emerging technologies.

Selling, General and Administrative (“SG&A”)

	Three Months Ended
(Dollar amounts in thousands)	December 31, 2020	December 31, 2019	Q2 FY21 vs. Q2 FY20
SG&A expenses	$181,909	$192,253	$(10,344)	(5)%
SG&A expenses as a percentage of total revenues	11%	13%

SG&A expenses during the three months ended December 31, 2020 decreased compared to the three months ended December 31, 2019, primarily due to a decrease in travel-related expenses of $9.8 million and a decrease of intangible amortization expense of $7.1 million, partially offset by an increase in acquisition-related expenses of $3.8 million.

	Six Months Ended
(Dollar amounts in thousands)	December 31, 2020	December 31, 2019	Q2 FY21 YTD vs. Q2 FY20 YTD
SG&A expenses	$354,540	$380,598	$(26,058)	(7)%
SG&A expenses as a percentage of total revenues	11%	13%

SG&A expenses during the six months ended December 31, 2020 decreased compared to the six months ended December 31, 2019, primarily due to a decrease in travel-related expenses of $21.3 million and a decrease of intangible amortization expense of $14.3 million, partially offset by an increase in acquisition-related expenses of $4.6 million.

Restructuring Charges

In September 2019, management approved a plan to streamline our organization and business processes that included a reduction of workforce, which is expected to be completed in the second half of our fiscal year 2021, primarily in our PCB, Display and Component Inspection segment.
Restructuring charges were $4.6 million for the three months ended December 31, 2020, and included $1.0 million of non-cash charges for accelerated depreciation related to certain right-of use assets and fixed assets to be abandoned. Restructuring charges were $8.1 million for the six months ended December 31, 2020, and included $2.0 million of non-cash charges for accelerated depreciation related to certain right-of use assets and fixed assets to be abandoned. As of December 31, 2020, the accrual for restructuring charges was $8.7 million.
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

(Dollar amounts in thousands)	Three Months Ended
	December 31, 2020	December 31, 2019	Q2 FY21 vs. Q2 FY20
Interest expense	$38,880	$40,472	$(1,592)	(4)%
Other expense (income), net	$3,882	$(2,568)	$6,450	(251)%
Interest expense as a percentage of total revenues	2%	3%
Other expense (income), net as a percentage of total revenues	< 1%	< 1%

Interest expense during the three months ended December 31, 2020 decreased compared to the three months ended December 31, 2019, primarily due to lower interest rate on our $750.0 million Senior Notes issued in February 2020.
Other expense (income), net during the three months ended December 31, 2020 increased compared to the three months ended December 31, 2019, primarily due to higher net foreign exchange losses of $4.9 million as well as a decrease in interest income of $3.7 million due to lower interest rates.

(Dollar amounts in thousands)	Six Months Ended
	December 31, 2020	December 31, 2019	Q2 FY21 YTD vs. Q2 FY20 YTD
Interest expense	$78,266	$80,822	$(2,556)	(3)%
Other expense (income), net	$7,079	$(4,186)	$11,265	(269)%
Interest expense as a percentage of total revenues	2%	3%
Other expense (income), net as a percentage of total revenues	< 1%	< 1%

Interest expense during the six months ended December 31, 2020 decreased compared to the six months ended December 31, 2019, primarily due to lower interest rate on our $750.0 million Senior Notes issued in February 2020.
Other expense (income), net during the six months ended December 31, 2020 increased compared to the six months ended December 31, 2019, primarily due to a decrease in interest income of $8.1 million due to lower interest rates, as well as higher net foreign exchange losses of $2.7 million.

Provision for Income Taxes
The following table provides details of income taxes:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
(Dollar amounts in thousands)	2020	2019	2020	2019
Income before income taxes	$527,402	$424,927	$1,011,208	$796,443
Provision for income taxes	$70,419	$44,622	$134,083	$69,742
Effective tax rate	13.4%	10.5%	13.3%	8.8%
The effective tax rate during the three months ended December 31, 2020 was higher compared to the three months ended December 31, 2019 primarily due to the impact of the following items:
•Tax expense increased by $14.7 million during the three months ended December 31, 2020 relating to a decrease in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate; and
•Tax expense increased by $5.9 million during the three months ended December 31, 2020 relating to a restructuring of the subsidiaries of Orbotech; partially offset by
•Tax expense decreased by $6.1 million during the three months ended December 31, 2020 relating to a decrease in the Global Intangible Low-Taxed Income.
The effective tax rate during the six months ended December 31, 2020 was higher compared to the six months ended December 31, 2019 primarily due to the impact of the following items:
•Tax expense was lower by $10.8 million during the six months ended December 31, 2019 relating to a decrease in our unrecognized tax benefits as a result of an audit settlement;
•Tax expense increased by $28.2 million during the six months ended December 31, 2020 relating to a decrease in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate;
•Tax expense increased by $9.4 million during the six months ended December 31, 2020 relating to a restructuring of the subsidiaries of Orbotech; and
•Tax expense increased by $14.0 million due to an increase in deferred tax liabilities on purchased intangibles relating to an increase in the United Kingdom statutory rate; partially offset by
•Tax expense decreased by $11.8 million during the six months ended December 31, 2020 relating to a decrease in the Global Intangible Low-Taxed Income.

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
In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to United States income tax examinations for all years beginning from the fiscal year ended June 30, 2017 and are under United States income tax examination for the fiscal year ended June 30, 2018. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2016. We are also subject to examinations in other major foreign jurisdictions, including Singapore and Israel, for all years beginning from the calendar year ended December 31, 2012. We are under audit in Germany related to Orbotech for the calendar years ended December 31, 2013 to December 31, 2015. We are also under audit in Israel related to KLA for the fiscal years ended June 30, 2017 to June 30, 2019. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material adverse effect on our results of operations or cash flows in the period or periods for which that determination is made.
In May 2017, Orbotech received an assessment from the Israel Tax Authority (“ITA”) with respect to its fiscal years 2012 through 2014 (the “Assessment”) for an aggregate amount of tax, after offsetting all net operating losses (“NOLs”) available through the end of 2014, of approximately NIS 229.0 million (equivalent to approximately $66.0 million which includes related interest and linkage differentials to the Israeli consumer price index as of date of the issuance of the Tax Decrees, as defined below).
On August 31, 2018, Orbotech filed an objection in respect of the Assessment (the “Objection”). The ITA completed the second stage of the audit, in which the claims Orbotech raised in the Objection were examined by different personnel at the ITA. In addition, the ITA examined additional items during this second stage of the audit. As Orbotech and the ITA did not reach an agreement during the second stage, the ITA issued Tax Decrees to Orbotech on August 28, 2019 (“Tax Decrees”) for an aggregate amount of tax, after offsetting all NOLs available through the end of 2014, of approximately NIS 257.0 million (equivalent to approximately $73.0 million which includes related interest and linkage differentials to the Israeli consumer price index as of the date of the issuance of the Tax Decrees). These Tax Decrees replaced the Assessment. We believe that our recorded unrecognized tax benefits are sufficient to cover the resolution of these Tax Decrees.
Orbotech filed a notice of appeal with respect to the above Tax Decrees with the District Court of Tel Aviv on September 26, 2019. On February 27, 2020 the ITA filed its arguments in support of the Tax Decrees. Orbotech filed the grounds of appeal with respect to the above Tax Decrees on July 30, 2020. We are currently in the pre-trial hearing stage of the process and the next pre-trial meeting is scheduled for April 2021. The ITA and Orbotech are continuing discussions in an effort to resolve this matter in a mutually agreeable manner.
In connection with the above, there is an ongoing criminal investigation in Israel against Orbotech, certain of its employees and its tax consultant. On April 11, 2018, Orbotech received a “suspect notification letter” (dated March 28, 2018) from the Tel Aviv District Attorney’s Office (Fiscal and Financial). In the letter, it was noted that the investigation file was transferred from the Assessment Investigation Officer to the District Attorney’s Office. The letter further states that the District Attorney’s Office has not yet made a decision regarding submission of an indictment against Orbotech; and that if after studying the case, a decision is made to consider prosecuting Orbotech, Orbotech will receive an additional letter and, within 30 days, Orbotech may present its arguments to the District Attorney’s Office as to why it should not be indicted. On October 27, 2019, we received a request for additional information from the District Attorney's Office. We will continue to monitor the progress of the District Attorney’s Office investigation; however, we cannot anticipate when the review of the case will be completed and what will be the results thereof. We intend to cooperate with the District Attorney’s Office to enable them to conclude their investigation.

In December 2020, Orbotech received an assessment from the ITA with respect to its fiscal years 2015 through 2018 (the “Second Assessment”), for an aggregate amount of tax, after offsetting all NOLs available through the end of 2018, of approximately NIS 227.0 million (equivalent to approximately $68.0 million which includes related interest and linkage differentials to the Israeli consumer price index as of date of the issuance of the Second Assessment). We are filing an objection to the Second Assessment with the ITA. The objection will result in moving the 2015-2018 audit to the second stage, in which the ITA will review the objections. We believe that our recorded unrecognized tax benefits are sufficient to cover the resolution of the Second Assessment.

Liquidity and Capital Resources

	As of	As of
(Dollar amounts in thousands)	December 31, 2020	June 30, 2020
Cash and cash equivalents	$1,431,466	$1,234,409
Marketable securities	865,064	746,063
Total cash, cash equivalents and marketable securities	$2,296,530	$1,980,472
Percentage of total assets	23%	21%

	Six Months Ended December 31,
(In thousands)	2020	2019
Cash flows:
Net cash provided by operating activities	$1,073,252	$883,976
Net cash used in investing activities	(230,212)	(154,841)
Net cash used in financing activities	(665,583)	(805,643)
Effect of exchange rate changes on cash and cash equivalents	19,600	378
Net (decrease) increase in cash and cash equivalents	$197,057	$(76,130)
Cash and Cash Equivalents and Marketable Securities:
As of December 31, 2020, our cash, cash equivalents and marketable securities totaled $2.30 billion, which represents an increase of $316.1 million from June 30, 2020. The increase is due to net cash provided by operating activities of $1.07 billion, partially offset by stock repurchases of $365.4 million, cash used for payment of dividends and dividend equivalents of $280.7 million, capital expenditures of $115.1 million and a net cash usage of $117.6 million related to purchases, sales and maturities of available-for-sale and trading securities.
As of December 31, 2020, $912.5 million of our $2.30 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to indefinitely reinvest $607.7 million of the cash, cash equivalents and marketable securities held by our foreign subsidiaries for which we assert that earnings are permanently reinvested. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay state and foreign taxes of approximately 1% - 22% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued state and foreign tax on the remaining cash of $304.8 million of the $912.5 million held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Cash Dividends:
During the three months ended December 31, 2020, our Board of Directors declared a regular quarterly cash dividend of $0.90 per share on our outstanding common stock, which was paid on December 1, 2020 to our stockholders of record as of the close of business on November 16, 2020. During the same period in fiscal year 2019, our Board of Directors declared and paid a regular quarterly cash dividend of $0.85 per share on our outstanding common stock. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended December 31, 2020 and 2019 was $139.6 million and $134.7 million, respectively. The total amount of regular quarterly cash dividends and dividend equivalents paid during the six months ended December 31, 2020 and 2019 was $280.7 million and $256.3 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested restricted stock units (RSUs) with dividend equivalent rights as of December 31, 2020 and June 30, 2020 was $9.5 million and $8.3 million, respectively. These amounts will be paid upon vesting of the underlying unvested RSU as described in Note 10 “Equity, Long-term Incentive Compensation Plans and Non-Controlling Interest” in the Notes to the Condensed Consolidated Financial Statements.
Stock Repurchases:
The shares repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the six months ended December 31, 2020 and 2019. The stock repurchase program is intended, in part, to offset the dilution from our equity incentive plans, shares issued in connection with purchases under our ESPP, and the issuance of shares in the Orbotech Acquisition, as well as to return excess cash to our shareholders.

Cash Flows from Operating Activities:
We have historically financed our liquidity requirements through cash generated from our operations. Net cash provided by operating activities during the six months ended December 31, 2020 was $1,073.3 million compared to $884.0 million during the six months ended December 31, 2019. This increase of $189.3 million resulted primarily from the following:
•An increase in collections of approximately $431.7 million mainly driven by higher shipments and prepayments during the six months ended December 31, 2020; partially offset by
•An increase in accounts payable payments of approximately $179.0 million during the six months ended December 31, 2020;
•An increase in income tax payments of approximately $43.2 million during the six months ended December 31, 2020; and
•An increase in other tax payments of approximately $20.0 million during the six months ended December 31, 2020.
Cash Flows used in Investing Activities:
Net cash used in investing activities during the six months ended December 31, 2020 was $230.2 million compared to $154.8 million during the six months ended December 31, 2019. This increase in cash used was mainly due to an increase in net purchases of available for sale and trading securities of $107.7 million and an increase in cash paid to purchase fixed assets of $47.6 million, partially offset by a decrease in cash paid for business acquisitions of $78.5 million.
Cash Flows used in Financing Activities:
Net cash used in financing activities during the six months ended December 31, 2020 was $665.6 million compared to cash used by financing activities of $805.6 million during the six months ended December 31, 2019. This decrease was mainly due to a decrease in cash used for common stock repurchases of $147.7 million, and a decrease in net debt repayments of $15.3 million, partially offset by an increase in cash paid for dividends and dividend equivalents of $24.4 million,
Senior Notes:
We have senior unsecured notes in the aggregate principal amount of $3.45 billion outstanding as of December 31, 2020. In February 2020, we issued $750 million ("2020 Senior Notes") aggregate principal amount of senior, unsecured long-term notes under which the proceeds were used to redeem $500.0 million of Senior Notes due 2021, including associated redemption premiums, accrued interest and other fees and expenses, to repay borrowings of $200.0 million under the Revolving Credit Facility, and for other general corporate purposes. In March 2019 and November 2014, we issued $1.20 billion (the "2019 Senior Notes") and $2.50 billion (the "2014 Senior Notes" and together with the 2019 Senior Notes and the 2020 Senior Notes, the "Senior Notes"), respectively, aggregate principal amount of senior, unsecured long-term notes. See Note 8 "Debt" of the Notes to the Consolidated Condensed Financial Statements for additional discussion of existing debt. We may seek to refinance our existing debt and may incur additional indebtedness depending on our capital requirements and the availability of financing.
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
As of December 31, 2020, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.

Revolving Credit Facility:
We have a Credit Agreement (the “Credit Agreement”) providing for a $1.00 billion unsecured Revolving Credit Facility (the “Revolving Credit Facility”), with a maturity date of November 30, 2023. In the second and fourth quarters of fiscal 2020, we borrowed $250.0 million and $200.0 million, respectively, from the Revolving Credit Facility. In the second, third, and fourth quarters of fiscal 2020, we made principal payments of $25.0 million, $200.0 million and $175.0 million, respectively. During the first quarter of the fiscal year ending June 30, 2021, we made a principal payment of $50.0 million on the Revolving Credit Facility so that as of December 31, 2020, we had no outstanding borrowings under the Revolving Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the maturity date, at which time such Revolving Credit Facility will terminate, and all outstanding loans under such facility, together with all accrued and unpaid interest, must be repaid. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility will bear interest, at our option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to 175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to our credit rating. As of December 31, 2020, we elected to pay interest on the borrowed amount under the Revolving Credit Facility at LIBOR plus a spread of 112.5 bps, and we pay an annual commitment fee of 12.5 bps on the daily undrawn balance of the Revolving Credit Facility.
The Revolving Credit Facility requires us to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, we are required to maintain the maximum leverage ratio as described in the Credit Agreement, on a quarterly basis of 3.00 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to a maximum of 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions, as we elected to increase our maximum leverage ratio in connection with the Orbotech acquisition. As of December 31, 2020, our maximum allowed leverage ratio was 3.50 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of December 31, 2020 (the interest expense coverage ratio was 15.43 to 1.00 and the leverage ratio was 1.43 to 1.00). Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2021.
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
Working Capital:
Working capital was $3.20 billion as of December 31, 2020, which represents an increase of $179.1 million compared to our working capital of $3.02 billion as of June 30, 2020. As of December 31, 2020, our principal sources of liquidity consisted of $2.30 billion of cash, cash equivalents and marketable securities. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions, and other factors such as uncertainty in the global and regional economies and the semiconductor, semiconductor related and electronic device industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and availability under our Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.

Our credit ratings as of December 31, 2020 are summarized below:

Rating Agency	Rating
Fitch	BBB+
Moody’s	Baa1
Standard & Poor’s	BBB+
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, material acquisitions and changes in our business strategy.

Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial position, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 15 “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for information related to indemnification obligations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analysis performed on our financial position as of December 31, 2020. Actual results may differ materially.
As of December 31, 2020, we had an investment portfolio of fixed income securities of $824.2 million. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of December 31, 2020, the fair value of the portfolio would have declined by $7.5 million.
The fair market value of our long-term fixed interest rate Senior Notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as interest rates fall and decrease as interest rates rise. As of December 31, 2020, our fixed rate Senior Notes had a principal amount, fair value and book value of $3.45 billion, $4.14 billion and $3.42 billion, respectively, due in various fiscal years ranging from 2024 to 2050.
As of December 31, 2020, we do not have any outstanding floating rate debts that are subject to an increase in interest rates. Additionally, as of December 31, 2020, if our credit ratings were downgraded to be below investment grade, the maximum potential increase to our annual commitment fee for the Revolving Credit Facility is estimated to be approximately $0.8 million.
See Note 5 “Marketable Securities” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1; "Management’s Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources” in Part I, Item 2; and "Risk Factors" in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio that we held as of December 31, 2020.
As of December 31, 2020, we had net forward and option contracts to sell $97.0 million in foreign currency in order to hedge certain currency exposures (see Note 16 “Derivative Instruments and Hedging Activities” in the Notes to the Condensed Consolidated Financial Statements for additional details). If we had entered into these contracts on December 31, 2020, the U.S. dollar equivalent would have been $98.2 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $46.7 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our results of operations or cash flows.

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
Attached as exhibits to this Report are certifications of the CEO and CFO, that are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
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
•reduced demand for our products, delivery pushouts or cancellation of orders by our customers caused by a global recession resulting from the pandemic and the measures implemented by authorities to slow the spread of COVID-19;
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
In addition, government controls, either by the United States or other countries, that restrict our business overseas or restrict our ability to import or export our products and services or increase the cost of our operations through the imposition of tariffs, new controls, outright bans, or otherwise, could harm our business. For example, the United States Department of Commerce (“Commerce”) has added numerous China-based entities to the U.S. Entity List, including Fujian Jinhua Integrated Circuit Company, Ltd. (“JHICC”), Huawei, and Semiconductor Manufacturing International Corporation restricting our ability to provide products and services to such entities without an export license. In addition, Commerce has imposed new export licensing requirements on China-based customers engaged in military end uses or where Commerce has determined there is a risk of diversion to a military end use, as well as requiring our customers to obtain an export license when they use certain semiconductor capital equipment based on U.S. technology to manufacture products connected to Huawei or its affiliates. To date, these new rules have not significantly impacted our operations, but we are continually monitoring their impact. Similar actions by the U.S. government or another country could impact our ability to provide our products and services to existing and potential customers.
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
We are subject to tax and regulatory compliance audits (such as related to customs or product safety requirements) in various jurisdictions, and such jurisdictions may assess additional income or other taxes, penalties, fines or other prohibitions against us. Although we believe our tax estimates are reasonable and that our products and practices comply with applicable regulations, the final determination of any such audit and any related litigation could be materially different from our historical income tax provisions and accruals related to income taxes and other contingencies. In addition to and in connection with the Israel Tax Authority (“ITA”) Assessment described in more detail in Note 13 “Income Taxes” in the Notes to the Condensed Consolidated Financial Statements, there is an ongoing criminal investigation against our Orbotech subsidiary, certain of its employees and its tax consultant that began prior to the Acquisition Date. We can make no assurances that an indictment will not result from the criminal investigation. The results of an audit or litigation could have a material adverse effect on our operating results or cash flows in the period or periods for which that determination is made.
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
In addition, recent changes to U.S. tax laws will significantly impact how U.S. multinational corporations are taxed on foreign earnings. Numerous countries are evaluating their existing tax laws due in part, to recommendations made by the Organization for Economic Co-operation and Development’s (“OECD’s”) Base Erosion and Profit Shifting (“BEPS”) project. As of December 31, 2018, we have completed our accounting for the tax effects of the Tax Cuts and Jobs Act (the "Tax Act"), which was enacted into law on December 22, 2017. However, the recent U.S tax law changes are subject to future guidance from U.S. federal and state governments, such as the Treasury Department and/or the IRS. Any future guidance can change our tax liability. A significant portion of the income taxes due to the enactment of the Act is payable by us over a period of eight years. As a result, our cash flows from operating activities will be adversely impacted until tax liability is paid in full.
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
New accounting standards and taxation rules and varying interpretations of accounting pronouncements and taxation rules have occurred and will continue to occur in the future. Changes to (or revised interpretations or applications of) existing accounting standards or tax rules or the questioning of current or past practices may adversely affect our reported financial results or the way we conduct our business. Adoption of new standards may require changes to our processes, accounting systems, and internal controls. Difficulties encountered during adoption could result in internal control deficiencies or delay the reporting of our financial results. In addition, the passing of the Tax Act in December 2017 caused us to significantly increase our provision for income taxes, which had a material adverse effect on our net income for the fiscal year ended June 30, 2018. Further interpretations of the Tax Act from the government and regulatory organizations may change our tax expense provided for our transitional tax liability and deferred tax adjustments as well as our provisional liability or accounting treatment of the provisional liability which may potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.
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
•The highly concentrated business environment also increases our exposure to risks related to the financial condition of each of our customers. For example, as a result of the challenging economic environment during fiscal year 2009, we were (and in some cases continue to be) exposed to additional risks related to the continued financial viability of certain of our customers. To the extent our customers experience liquidity issues in the future, we may be required to incur additional credit losses with respect to receivables owed to us by those customers. In addition, customers with liquidity issues may be forced to reduce purchases of our equipment, delay deliveries of our products, discontinue operations or may be acquired by one of our customers, and in either case such event would have the effect of further consolidating our customer base.
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
•Prices differ among the products we offer for different applications due to differences in features offered or manufacturing costs. If there is a shift in demand by our customers from our higher-priced to lower-priced products, our gross margin and revenues would decrease. In addition, when products are initially introduced, they tend to have higher costs because of initial development costs and lower production volumes relative to the previous product generation, which can impact gross margin.
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
We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply these materials. We generally do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers’ orders, we do not maintain an extensive inventory of materials for manufacturing. Through our business interruption planning, we seek to minimize the risk of production and service interruptions and/or shortages of key parts by, among other things, monitoring the financial stability of key suppliers, identifying (but not necessarily qualifying) possible alternative suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, certain key parts are available only from a single supplier or a limited group of suppliers. Also, key parts we obtain from some of our suppliers incorporate the suppliers’ proprietary intellectual property; in those cases, we are increasingly reliant on third parties for high-

performance, high-technology components, which reduces the amount of control we have over the availability and protection of the technology and intellectual property that is used in our products. In addition, if certain of our key suppliers experience liquidity issues and are forced to discontinue operations, which is a heightened risk especially during economic downturns, it could affect their ability to deliver parts and could result in delays for our products. Similarly, especially with respect to suppliers of high-technology components, our suppliers themselves have increasingly complex supply chains, and delays or disruptions at any stage of their supply chains may prevent us from obtaining parts in a timely manner and result in delays for our products. Our operating results and business may be adversely impacted if we are unable to obtain parts to meet our production requirements and product specifications, or if we are only able to do so on unfavorable terms. Furthermore, a supplier may discontinue production of a particular part for any number of reasons, including the supplier’s financial condition or business operational decisions, which would require us to purchase, in a single transaction, a large number of such discontinued parts in order to ensure that a continuous supply of such parts remains available to our customers. Such “end-of-life” parts purchases could result in significant expenditures by us in a particular period, and ultimately any unused parts may result in a significant inventory write-off, either of which could have an adverse impact on our financial condition and results of operations for the applicable periods.
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
We have a leveraged capital structure.
As of December 31, 2020 we had $3.45 billion aggregate principal amount of senior, unsecured long-term notes. Additionally, we have commitments for an unfunded Revolving Credit Facility of $1.00 billion under the Credit Agreement. We may incur additional indebtedness in the future by accessing the unfunded portion of our Revolving Credit Facility and/or entering into new financing arrangements. For example, at the same time we announced our intention to acquire Orbotech, we also announced a new stock repurchase program authorizing the repurchase up to $2.00 billion of our common stock, which was subsequently increased by another $1.00 billion, a large portion of which may be financed with new indebtedness. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
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
Our ability to satisfy our future expenses as well as our debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. Furthermore, our future operations may not generate sufficient cash flows to enable us to meet our future expenses and service our debt obligations, which may impact our ability to manage our capital structure to preserve and maintain our investment grade rating. If our future operations do not generate sufficient cash flows, we may need to access the money available for borrowing under our Revolving Credit Facility or enter into new financing arrangements to obtain necessary funds. If we determine it is necessary to seek additional funding for any reason, we may not be able to obtain such funding or, if funding is available, we may not be able to obtain it on acceptable terms. Any borrowings under our Revolving Credit Facility will place further pressure on us to comply with the financial covenants. If we fail to make a payment associated with our debt obligations, we could be in default on such debt, and such a default could cause us to be in default on our other obligations.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended December 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2020 to October 31, 2020	322,857	$204.42	322,857	$777,714,773
November 1, 2020 to November 30, 2020	217,547	$234.42	217,547	$726,716,886
December 1, 2020 to December 31, 2020	233,440	$259.15	233,440	$666,220,111
Total	773,844	$229.36	773,844
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

KLA CORPORATION
(Registrant)

February 4, 2021	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

February 4, 2021	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

February 4, 2021	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)