Form 10-Q
period 2021-03-31
KLA CORP
filed 2021-04-30
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of April 19, 2021, there were 153,281,783 shares of the registrant’s Common Stock, $0.001 par value, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
KLA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	March 31, 2021	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,452,150	$1,234,409
Marketable securities	990,575	746,063
Accounts receivable, net	1,201,991	1,107,413
Inventories	1,450,588	1,310,985
Other current assets	309,861	324,675
Total current assets	5,405,165	4,723,545
Land, property and equipment, net	628,438	519,824
Goodwill	2,011,187	2,045,402
Deferred income taxes	240,822	236,797
Purchased intangible assets, net	1,237,589	1,391,413
Other non-current assets	416,039	362,979
Total assets	$9,939,240	$9,279,960
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$295,111	$264,280
Deferred system revenue	332,296	336,237
Deferred service revenue	252,992	233,493
Short-term debt	20,000	—
Other current liabilities	1,129,067	865,776
Total current liabilities	2,029,466	1,699,786
Non-current liabilities:
Long-term debt	3,422,097	3,469,670
Deferred tax liabilities	629,896	660,885
Deferred service revenue	86,902	96,325
Other non-current liabilities	658,015	672,284
Total liabilities	6,826,376	6,598,950
Commitments and contingencies (Notes 9, 14 and 15)
Stockholders’ equity:
Common stock and capital in excess of par value	2,115,205	2,090,268
Retained earnings	1,070,124	654,930
Accumulated other comprehensive income (loss)	(70,473)	(79,774)
Total KLA stockholders’ equity	3,114,856	2,665,424
Non-controlling interest in consolidated subsidiaries	(1,992)	15,586
Total stockholders’ equity	3,112,864	2,681,010
Total liabilities and stockholders’ equity	$9,939,240	$9,279,960

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except per share amounts)	2021	2020	2021	2020
Revenues:
Product	$1,375,320	$1,051,096	$3,758,838	$3,253,621
Service	428,453	372,868	1,234,425	1,093,210
Total revenues	1,803,773	1,423,964	4,993,263	4,346,831
Costs and expenses:
Costs of revenues	709,629	590,158	1,999,924	1,828,017
Research and development	238,957	215,433	687,059	646,764
Selling, general and administrative	183,040	185,760	537,580	566,358
Goodwill impairment	—	256,649	—	256,649
Interest expense	39,092	39,231	117,358	120,053
Loss on extinguishment of debt	—	22,538	—	22,538
Other expense (income), net	(7,348)	(1,004)	(269)	(5,190)
Income before income taxes	640,403	115,199	1,651,611	911,642
Provision for income taxes	73,233	37,190	207,316	106,932
Net income	567,170	78,009	1,444,295	804,710
Less: Net loss attributable to non-controlling interest	(326)	(443)	(1,019)	(822)
Net income attributable to KLA	$567,496	$78,452	$1,445,314	$805,532
Net income per share attributable to KLA
Basic	$3.69	$0.50	$9.36	$5.12
Diluted	$3.66	$0.50	$9.28	$5.08
Weighted-average number of shares:
Basic	153,801	156,067	154,457	157,356
Diluted	155,159	157,172	155,789	158,586

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2021	2020	2021	2020
Net income	$567,170	$78,009	$1,444,295	$804,710
Other comprehensive income (loss):
Currency translation adjustments:
Cumulative currency translation adjustments	(2,079)	(3,769)	12,262	(3,363)
Income tax (provision) benefit	(417)	114	(1,607)	260
Net change related to currency translation adjustments	(2,496)	(3,655)	10,655	(3,103)
Cash flow hedges:
Net unrealized gains (losses) arising during the period	5,824	(19,333)	3,550	(17,785)
Reclassification adjustments for net (gains) losses included in net income	675	(2,904)	1,736	(1,252)
Income tax (provision) benefit	(1,629)	4,816	(1,369)	4,380
Net change related to cash flow hedges	4,870	(17,421)	3,917	(14,657)
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	872	425	(2,626)	1,103
Available-for-sale securities:
Net unrealized gains (losses) arising during the period	(1,268)	(695)	(3,130)	1,104
Reclassification adjustments for net (gains) losses included in net income	(25)	(432)	(238)	(346)
Income tax (provision) benefit	278	242	723	634
Net change related to available-for-sale securities	(1,015)	(885)	(2,645)	1,392
Other comprehensive income (loss)	2,231	(21,536)	9,301	(15,265)
Less: Comprehensive loss attributable to non-controlling interest	(326)	(443)	(1,019)	(822)
Total comprehensive income attributable to KLA	$569,727	$56,916	$1,454,615	$790,267

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholders' Equity	Non- Controlling Interest	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of June 30, 2020	155,461	$2,090,268	$654,930	$(79,774)	$2,665,424	$15,586	$2,681,010
Adoption of ASC 326	—	—	(5,530)	—	(5,530)	—	(5,530)
Net income attributable to KLA	—	—	420,567	—	420,567	—	420,567
Other comprehensive income	—	—	—	328	328	—	328
Net loss attributable to non-controlling interest	—	—	—	—	—	(425)	(425)
Net issuance under employee stock plans	172	(25,145)	—	—	(25,145)	—	(25,145)
Repurchase of common stock	(1,027)	(19,400)	(174,497)	—	(193,897)	—	(193,897)
Cash dividends ($0.90 per share) and dividend equivalents declared	—	—	(141,555)	—	(141,555)	—	(141,555)
Stock-based compensation expense	—	26,992	—	—	26,992	—	26,992
Balance as of September 30, 2020	154,606	2,072,715	753,915	(79,446)	2,747,184	15,161	2,762,345
Net income attributable to KLA	—	—	457,251	—	457,251	—	457,251
Other comprehensive income	—	—	—	6,742	6,742	—	6,742
Net loss attributable to non-controlling interest	—	—	—	—	—	(268)	(268)
Net issuance under employee stock plans	329	15,356	—	—	15,356	—	15,356
Repurchase of common stock	(774)	(10,477)	(167,015)	—	(177,492)	—	(177,492)
Cash dividends ($0.90 per share) and dividend equivalents declared	—	—	(140,455)	—	(140,455)	—	(140,455)
Stock-based compensation expense	—	26,596	—	—	26,596	231	26,827
Balance as of December 31, 2020	154,161	2,104,190	903,696	(72,704)	2,935,182	15,124	2,950,306
Net income attributable to KLA	—	—	567,496	—	567,496	—	567,496
Other comprehensive income	—	—	—	2,231	2,231	—	2,231
Net loss attributable to non-controlling interest	—	—	—	—	—	(326)	(326)
Net issuance under employee stock plans	104	(6,674)	—	—	(6,674)	—	(6,674)
Repurchase of common stock	(906)	(12,431)	(261,010)	—	(273,441)	—	(273,441)
Cash dividends ($0.90 per share) and dividend equivalents declared	—	—	(140,058)	—	(140,058)	—	(140,058)
Stock-based compensation expense	—	30,120	—	—	30,120	207	30,327
Net issuance on exercise of options by non-controlling interest	—	—	—	—	—	127	127
Disposal of non-controlling interest	—	—	—	—	—	(17,124)	(17,124)
Balance as of March 31, 2021	153,359	$2,115,205	$1,070,124	$(70,473)	$3,114,856	$(1,992)	$3,112,864

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholder's Equity	Non- Controlling Interest	Total Stockholders' Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of June 30, 2019	159,475	$2,017,312	$714,825	$(73,029)	$2,659,108	$18,585	$2,677,693
Net income attributable to KLA	—	—	346,525	—	346,525	—	346,525
Other comprehensive income	—	—	—	1,174	1,174	—	1,174
Net loss attributable to non-controlling interest	—	—	—	—	—	(129)	(129)
Net issuance under employee stock plans	281	(23,423)	—	—	(23,423)	—	(23,423)
Repurchase of common stock	(1,659)	(20,988)	(207,508)	—	(228,496)	—	(228,496)
Cash dividends ($0.75 per share) and dividend equivalents declared	—	—	(120,669)	—	(120,669)	—	(120,669)
Stock-based compensation expense	—	26,944	—	—	26,944	—	26,944
Balance as of September 30, 2019	158,097	1,999,845	733,173	(71,855)	2,661,163	18,456	2,679,619
Net income attributable to KLA	—	—	380,555	—	380,555	—	380,555
Other comprehensive income	—	—	—	5,097	5,097	—	5,097
Net loss attributable to non-controlling interest	—	—	—	—	—	(250)	(250)
Net issuance under employee stock plans	442	12,262	—	—	12,262	—	12,262
Repurchase of common stock	(1,690)	(21,375)	(259,218)	—	(280,593)	—	(280,593)
Cash dividends ($0.85 per share) and dividend equivalents declared	—	—	(135,509)	—	(135,509)	—	(135,509)
Stock-based compensation expense	—	26,789	—	—	26,789	—	26,789
Balance as of December 31, 2019	156,849	2,017,521	719,001	(66,758)	2,669,764	18,206	2,687,970
Net income attributable to KLA	—	—	78,452	—	78,452	—	78,452
Other comprehensive income	—	—	—	(21,536)	(21,536)	—	(21,536)
Net loss attributable to non-controlling interest	—	—	—	—	—	(443)	(443)
Net issuance under employee stock plans	177	(4,284)	—	—	(4,284)	—	(4,284)
Repurchase of common stock	(1,977)	(25,436)	(286,559)	—	(311,995)	—	(311,995)
Cash dividends ($0.85 per share) and dividend equivalents declared	—	—	(134,238)	—	(134,238)	—	(134,238)
Stock-based compensation expense	—	31,270	—	—	31,270	—	31,270
Balance as of March 31, 2020	155,049	$2,019,071	$376,656	$(88,294)	$2,307,433	$17,763	$2,325,196

See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$1,444,295	$804,710
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	—	256,649
Depreciation and amortization	248,688	269,112
Loss on extinguishment of debt	—	22,538
Loss (gain) on unrealized foreign exchange and other	(13,339)	(1,187)
Asset impairment charges	842	2,581
Stock-based compensation expense	84,146	85,003
Gain on sale of business	(4,422)	—
Settlement of treasury lock agreement	—	(21,518)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	(101,134)	(128,793)
Inventories	(146,375)	(18,208)
Other assets	(72,138)	(29,271)
Accounts payable	30,952	41,239
Deferred system revenue	(3,775)	54,035
Deferred service revenue	10,076	7,574
Other liabilities	241,586	(18,460)
Net cash provided by operating activities	1,719,402	1,326,004
Cash flows from investing activities:
Proceeds from sale of assets	1,855	—
Proceeds from sale of business	16,833	—
Business acquisitions, net of cash acquired	—	(78,600)
Capital expenditures	(176,252)	(110,885)
Purchases of available-for-sale securities	(795,124)	(564,655)
Proceeds from sale of available-for-sale securities	125,774	104,770
Proceeds from maturity of available-for-sale securities	418,447	491,269
Purchases of trading securities	(83,866)	(68,657)
Proceeds from sale of trading securities	84,919	72,619
Proceeds from other investments	614	1,086
Net cash used in investing activities	(406,800)	(153,053)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	40,343	742,004
Proceeds from revolving credit facility	—	250,000
Repayment of debt	(70,000)	(996,033)
Common stock repurchases	(638,830)	(829,084)
Payment of dividends to stockholders	(420,086)	(389,659)
Issuance of common stock	26,356	25,285
Tax withholding payments related to vested and released restricted stock units	(42,819)	(40,733)
Payment of contingent consideration payable	—	(60)
Net cash used in financing activities	(1,105,036)	(1,238,280)
Effect of exchange rate changes on cash and cash equivalents	10,175	(4,490)
Net increase (decrease) in cash and cash equivalents	217,741	(69,819)
Cash and cash equivalents at beginning of period	1,234,409	1,015,994
Cash and cash equivalents at end of period	$1,452,150	$946,175
Supplemental cash flow disclosures:
Income taxes paid	$214,606	$172,820
Interest paid	$116,976	$114,662
Non-cash activities:
Contingent consideration (receivable) payable - financing activities	$(8,570)	$6,128
Dividends payable - financing activities	$1,982	$4,578
Unsettled common stock repurchase - financing activities	$6,000	$—
Accrued debt issuance costs - financing activities	$—	$193
Accrued purchases of land, property and equipment - investing activities	$24,392	$17,137

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
The Condensed Consolidated Financial Statements include the accounts of KLA and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. On February 20, 2019 ("Acquisition Date"), we completed the acquisition of Orbotech Ltd. ("Orbotech") hereinafter referred to as the "Orbotech Acquisition."
The results of operations for the three and nine months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2021.
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
Comparability. Effective July 1, 2020, we adopted Accounting Standard Codification ("ASC") 326, Financial Instruments – Credit Losses. Prior periods were not retrospectively recast and, accordingly, the Consolidated Balance Sheet as of June 30, 2020 and the Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2020 were prepared using accounting standards that were different than those in effect for the three and nine months ended March 31, 2021.
Significant Accounting Policies. With the exception of the change for the accounting of credit losses as a result of the adoption of ASC 326, Financial Instruments – Credit Losses, there have been no other material changes to our significant accounting policies summarized in Note 1 “Description of Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
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
We regularly review the available-for-sale debt securities in an unrealized loss position, and evaluate the current expected credit loss by considering available information relevant to the collectability of the security, such as historical experience, market data, issuer-specific factors including credit ratings, default and loss rates of the underlying collateral and structure and credit enhancements, current economic conditions and reasonable and supportable forecasts.
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
There were no credit losses on available-for-sale debt securities recognized for the three and nine months ended March 31, 2021 and 2020.
Allowance for Credit Losses. A majority of our accounts receivable are derived from sales to large multinational semiconductor and electronics manufacturers throughout the world. We maintain an allowance for credit losses for expected uncollectable accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as selling, general and administrative expense in the Condensed Consolidated Statements of Income. We assess collectability by reviewing accounts receivable on a collective basis where similar risk characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The allowance for credit losses is reviewed on a quarterly basis to assess the adequacy of the allowance.
For the three and nine months ended March 31, 2021, our assessment considered the impact of COVID-19 and estimates of expected credit and collectability trends. The credit losses recognized on accounts receivable were not significant for the three and nine months ended March 31, 2021 and 2020.
Volatility in market conditions and evolving credit trends are difficult to predict and may cause variability and volatility that may have a material impact on our allowance for credit losses in future periods.
Recent Accounting Pronouncements
Recently Adopted
As explained above, on July 1, 2020, we adopted ASC 326, which was issued by the Financial Accounting Board (“FASB”) in June 2016 as Accounting Standards Update ("ASU") No. 2016-13 Financial Instruments – Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments. The ASU replaced previous incurred loss impairment guidance and established a single expected credit losses allowance framework for financial assets carried at amortized cost. It also eliminated the concept of other-than-temporary impairment and requires credit losses related to certain available-for-sale debt securities to be recorded through an allowance for credit losses. We adopted ASC 326 using the modified retrospective method, which requires a cumulative-effect adjustment to the opening balance of retained earnings to be recognized on the date of adoption and, accordingly, recorded a net decrease of $5.5 million to retained earnings as of July 1, 2020. Please see the “Credit Losses” accounting policy in the “Significant Accounting Policies” section above.
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

	As of	As of
(In thousands, except for percentage)	March 31, 2021	June 30, 2020	$ Change	% Change
Accounts receivable, net	$1,201,991	$1,107,413	$94,578	9%
Contract assets	$99,707	$99,876	$(169)	—%
Contract liabilities	$672,190	$666,055	$6,135	1%
Our payment terms and conditions vary by contract type, although the terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of product shipment, with the remainder payable within 30 days of acceptance.
The change in contract assets during the nine months ended March 31, 2021 was mainly due to $66.9 million of contract assets reclassified to net accounts receivable as our right to consideration for these contract assets became unconditional, partially offset by $66.5 million of revenue recognized for which the payment is subject to conditions other than passage of time. Contract assets are included in Other current assets on our Condensed Consolidated Balance Sheets.
The change in contract liabilities during the nine months ended March 31, 2021 was mainly due to the recognition in revenue of $498.7 million that was included in contract liabilities as of July 1, 2020, partially offset by the value of products and services billed to customers for which control of the products and service has not transferred to the customers. The change in contract liabilities during the nine months ended March 31, 2020 was mainly due to the recognition in revenue of $431.8 million that was included in contract liabilities as of July 1, 2019, partially offset by the value of products and services billed to customers for which control of the products and service has not transferred to the customers. Contract liabilities are included in current and non-current liabilities on our Condensed Consolidated Balance Sheets.

Remaining Performance Obligations
As of March 31, 2021, we had $3.81 billion of remaining performance obligations, which represents our obligation to deliver products and services, and consists primarily of sales orders where written customer requests have been received. We expect to recognize approximately 5% to 15% of these performance obligations as revenue beyond the next twelve months, subject to risk of delays, pushouts, and cancellation by the customer, usually with limited or no penalties.

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
As of March 31, 2021, the types of instruments valued based on quoted market prices in active markets included money market funds, certain U.S. Treasury securities and U.S. Government agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
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

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on our Condensed Consolidated Balance Sheets as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Little or No Market Activity Inputs
As of March 31, 2021 (In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Corporate debt securities	$2,215	$—	$2,215	$—
Money market funds and other	723,040	723,040	—	—
U.S. Treasury securities	1,000	—	1,000	—
Marketable securities:
Corporate debt securities	441,852	—	441,852	—
Municipal securities	68,803	—	68,803	—
Sovereign securities	3,057	—	3,057	—
U.S. Government agency securities	147,673	147,673	—	—
U.S. Treasury securities	238,750	185,745	53,005	—
Total cash equivalents and marketable securities(1)	1,626,390	1,056,458	569,932	—
Other current assets:
Derivative assets	11,718	—	11,718	—
Other non-current assets:
Executive Deferred Savings Plan	253,849	194,917	58,932	—
Total financial assets(1)	$1,891,957	$1,251,375	$640,582	$—
Liabilities
Derivative liabilities	$(3,450)	$—	$(3,450)	$—
Deferred payments	(4,475)	—	—	(4,475)
Contingent consideration payable	(7,394)	—	—	(7,394)
Total financial liabilities	$(15,319)	$—	$(3,450)	$(11,869)
________________
(1) Excludes cash of $654.5 million held in operating accounts and time deposits of $161.8 million (of which $71.4 million were cash equivalents) as of March 31, 2021.

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
________________
(1) Excludes cash of $460.8 million held in operating accounts and time deposits of $124.2 million (of which $78.7 million were cash equivalents) as of June 30, 2020.
There were no transfers between Level 1, Level 2 and Level 3 fair value measurements during the nine months ended March 31, 2021. See Note 8 “Debt” of the Notes to the Condensed Consolidated Financial Statements for disclosure of the fair value of our Senior Notes.

NOTE 4 – FINANCIAL STATEMENT COMPONENTS
Condensed Consolidated Balance Sheets

	As of	As of
(In thousands)	March 31, 2021	June 30, 2020
Accounts receivable, net:
Accounts receivable, gross	$1,219,302	$1,119,235
Allowance for credit losses	(17,311)	(11,822)
	$1,201,991	$1,107,413
Inventories:
Raw materials	$528,338	$478,594
Customer service parts	354,090	338,608
Work-in-process	394,584	334,965
Finished goods	173,576	158,818
	$1,450,588	$1,310,985
Other current assets:
Contract assets	$99,707	$99,876
Prepaid expenses	59,687	74,955
Deferred costs of revenue	68,617	77,219
Prepaid income and other taxes	53,752	56,809
Other current assets	28,098	15,816
	$309,861	$324,675
Land, property and equipment, net:
Land	$67,865	$67,858
Buildings and leasehold improvements	451,314	405,238
Machinery and equipment	736,624	677,627
Office furniture and fixtures	32,824	29,964
Construction-in-process	149,587	93,736
	1,438,214	1,274,423
Less: accumulated depreciation	(809,776)	(754,599)
	$628,438	$519,824
Other non-current assets:
Executive Deferred Savings Plan(1)	$253,849	$213,487
Operating lease right of use assets	101,699	100,790
Other non-current assets	60,491	48,702
	$416,039	$362,979
Other current liabilities:
Compensation and benefits	$353,099	$251,379
Executive Deferred Savings Plan	254,929	215,167
Customer credits and advances	222,493	114,896
Other accrued expenses	155,718	183,435
Income taxes payable	76,489	35,640
Interest payable	34,854	36,265
Operating lease liabilities	31,485	28,994
	$1,129,067	$865,776
Other non-current liabilities:
Income taxes payable	$366,258	$383,447
Pension liabilities	80,053	78,911
Operating lease liabilities	70,657	70,885
Other non-current liabilities	141,047	139,041
	$658,015	$672,284

________________
(1)We have a non-qualified deferred compensation plan (known as “Executive Deferred Savings Plan” or “EDSP”) under which certain employees and non-employee directors may defer a portion of their compensation. The expense (benefit) associated with changes in the EDSP liability included in selling, general and administrative expense was $5.7 million and $(29.4) million during the three months ended March 31, 2021 and 2020, respectively, and was $41.0 million and $(15.5) million during the nine months ended March 31, 2021 and 2020, respectively. The amount of net gains (losses) associated with changes in the EDSP assets included in selling, general and administrative expense was $5.8 million and $(29.4) million during the three months ended March 31, 2021 and 2020, respectively, and was $41.3 million and $(15.3) million during the nine months ended March 31, 2021 and 2020, respectively. For additional details, refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) (“OCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of March 31, 2021	$(33,302)	$1,038	$(19,333)	$(18,876)	$(70,473)

Balance as of June 30, 2020	$(43,957)	$3,683	$(23,250)	$(16,250)	$(79,774)
The effects on net income (loss) of amounts reclassified from accumulated OCI to the Condensed Consolidated Statements of Operations for the indicated period were as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Location in the Condensed Consolidated	March 31,		March 31,
Accumulated OCI Components	Statements of Operations	2021	2020	2021	2020
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$(583)	$3,051	$(1,511)	$3,416
	Costs of revenues and operating expenses	187	12	612	(1,806)
	Interest expense	(279)	(159)	(837)	(358)
	Net gains (losses) reclassified from accumulated OCI	$(675)	$2,904	$(1,736)	$1,252
Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$25	$432	$238	$346

The amounts reclassified out of accumulated OCI related to our defined benefit pension plans, which were recognized as a component of net periodic cost for the three months ended March 31, 2021 and 2020 were $0.3 million and $0.2 million, respectively, and for the nine months ended March 31, 2021 and 2020 were $0.8 million and $0.7 million, respectively. For additional details, refer to Note 13 “Employee Benefit Plans” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

NOTE 5 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of March 31, 2021 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$443,407	$840	$(180)	$444,067
Money market funds and other	723,040	—	—	723,040
Municipal securities	68,686	137	(20)	68,803
Sovereign securities	3,050	7	—	3,057
U.S. Government agency securities	147,483	226	(36)	147,673
U.S. Treasury securities	239,403	376	(29)	239,750
Subtotal	1,625,069	1,586	(265)	1,626,390
Add: Time deposits(1)	161,819	—	—	161,819
Less: Cash equivalents	797,635	—	(1)	797,634
Marketable securities	$989,253	$1,586	$(264)	$990,575

As of June 30, 2020 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$379,334	$2,673	$(50)	$381,957
Money market funds and other	694,950	—	—	694,950
Municipal securities	28,859	251	—	29,110
Sovereign securities	2,009	8	—	2,017
U.S. Government agency securities	106,091	252	(7)	106,336
U.S. Treasury securities	179,631	1,564	(2)	181,193
Subtotal	1,390,874	4,748	(59)	1,395,563
Add: Time deposits(1)	124,153	—	—	124,153
Less: Cash equivalents	773,653	—	—	773,653
Marketable securities	$741,374	$4,748	$(59)	$746,063
________________
(1) Time deposits excluded from fair value measurements.
Our investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of our unrealized losses are due to changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all of these investments upon maturity. As of March 31, 2021, we had 214 investments in an unrealized loss position. The following table summarizes the fair value and gross unrealized losses of our investments that were in an unrealized loss position as of the date indicated below, none of which were in a continuous loss position for 12 months or more:

As of March 31, 2021 (In thousands)	Fair Value	Gross Unrealized Losses
Corporate debt securities	$148,564	$(180)
Municipal securities	20,951	(20)
U.S. Government agency securities	26,482	(36)
U.S. Treasury securities	69,293	(29)
Total	$265,290	$(265)

As of June 30, 2020 (In thousands)	Fair Value	Gross Unrealized Losses
Corporate debt securities	$44,429	$(50)
Municipal securities	870	—
U.S. Government agency securities	9,951	(7)
U.S. Treasury securities	19,010	(2)
Total	$74,260	$(59)
The contractual maturities of securities classified as available-for-sale, regardless of their classification on our Condensed Consolidated Balance Sheets, as of the date indicated below were as follows:

As of March 31, 2021 (In thousands)	Amortized Cost	Fair Value
Due within one year	$512,121	$513,136
Due after one year through three years	477,132	477,439
	$989,253	$990,575

As of June 30, 2020 (In thousands)	Amortized Cost	Fair Value
Due within one year	$415,915	$418,169
Due after one year through three years	325,459	327,894
	$741,374	$746,063
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities for the three and nine months ended March 31, 2021 and 2020 were immaterial.

NOTE 6 - BUSINESS COMBINATIONS

    On April 24, 2020, we acquired a product line from a public company for total purchase consideration of $11.4 million, of which $2.2 million was allocated to goodwill. Goodwill recognized was assigned to the Wafer Inspection and Patterning reporting unit, and the amount recognized was deductible for income tax purposes.
On August 22, 2019, we acquired the outstanding shares of a privately held company, primarily to expand our products and services offerings, for a total purchase consideration of $94.0 million inclusive of measurement period adjustments as well as the fair value of the promise to pay an additional consideration up to $60.0 million contingent on the achievement of certain milestones. As of March 31, 2021, the additional consideration was estimated to be zero. The $54.2 million of goodwill was assigned to the Wafer Inspection and Patterning reporting unit, and the amount recognized was not deductible for income tax purposes.
As of March 31, 2021, we have $7.4 million of contingent consideration recorded for other acquisitions from the fiscal year ended June 30, 2019, of which $0.6 million is classified as a current liability and $6.8 million as a non-current liability on the Condensed Consolidated Balance Sheet.
For additional details, please refer to Note 6 “Business Combinations” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the SEC on August 7, 2020.

NOTE 7 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the prior business combinations. We have four reportable segments and six reporting units. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” of the Notes to the Condensed Consolidated Financial Statements. The following table presents changes in goodwill carrying value during the nine months ended March 31, 2021(1):

(In thousands)	Wafer Inspection and Patterning	Global Service and Support (“GSS”)	Specialty Semiconductor Process	PCB and Display	Component Inspection	Total
Balance as of June 30, 2020	$416,840	$25,908	$681,858	$907,221	$13,575	$2,045,402
Goodwill disposal from sale of business (2)	—	—	—	(34,250)	—	(34,250)
Foreign currency adjustments	35	—	—	—	—	35
Balance as of March 31, 2021	$416,875	$25,908	$681,858	$872,971	$13,575	$2,011,187
_________________
(1)No goodwill was assigned to the Other reporting unit and, accordingly, it was excluded from the table above.
(2)Refer to the Non-controlling Interest section of Note 10 “Equity, Long-term Incentive Compensation Plans and Non-Controlling Interest” for more information on the sale of PixCell Medical Technologies, Ltd. ("PixCell").

Goodwill is not subject to amortization but is tested for impairment annually during the third fiscal quarter, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing goodwill for impairment, we utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. When performing the qualitative assessment, we consider the following factors: stock price or market capitalization, changes in the industry and competitive environment, budget-to-actual revenue and profitability performance from prior year and projected revenue and profitability trends for future years at our reporting units. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a quantitative assessment by comparing the carrying value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the carrying value, the amount of impairment is computed as the excess of the carrying value over the estimated fair value, not to exceed the carrying value of goodwill. Any impairment charges could have a material adverse effect on our operating results and net asset value in the quarter in which we recognize the impairment charge.
We performed the required annual goodwill impairment testing for all reporting units as of February 28, 2021, and concluded that goodwill was not impaired. As a result of our qualitative assessment, we determined that it was not necessary to perform the quantitative assessment at this time. The next annual assessment of goodwill by reporting unit is scheduled to be performed in the third quarter of the fiscal year ending June 30, 2022.
For the fiscal year ended June 30, 2020, as a result of our annual goodwill impairment testing for all reporting units, we recorded $144.2 million and $112.5 million in impairment charges in the Specialty Semiconductor Process and PCB and Display reporting units, respectively, in the three months ended March 31, 2020. For additional details, refer to Note 7 “Goodwill and Purchased Intangible Assets” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

			As of			As of
(In thousands)		March 31, 2021			June 30, 2020
Category	Range of Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-8	$1,379,783	$458,711	$921,072	$1,269,883	$342,623	$927,260
Customer relationships	4-9	305,817	123,228	182,589	305,817	98,754	207,063
Trade name / Trademark	4-7	117,383	49,924	67,459	117,383	39,216	78,167
Backlog and other	<1-9	50,404	49,919	485	50,404	47,215	3,189
Intangible assets subject to amortization		1,853,387	681,782	1,171,605	1,743,487	527,808	1,215,679
In-process research and development		66,084	100	65,984	175,834	100	175,734
Total		$1,919,471	$681,882	$1,237,589	$1,919,321	$527,908	$1,391,413

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
As of March 31, 2021, there were no impairment indicators for purchased intangible assets.
Amortization expense for purchased intangible assets for the periods indicated below was as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2021	2020	2021	2020
Amortization expense - Cost of revenues	$40,309	$36,850	$116,087	$108,835
Amortization expense - Selling, general and administrative	12,063	17,724	37,793	60,237
Amortization expense - Research and development	32	31	94	193
Total	$52,404	$54,605	$153,974	$169,265
Based on the purchased intangible assets gross carrying amount recorded as of March 31, 2021, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2021 (remaining three months)	$52,249
2022	208,995
2023	207,904
2024	205,386
2025	193,168
2026 and thereafter	303,903
Total	$1,171,605

NOTE 8 – DEBT
The following table summarizes our debt as of March 31, 2021 and June 30, 2020:

	As of March 31, 2021		As of June 30, 2020
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 4.650% Senior Notes due on November 1, 2024	$1,250,000	4.682%	$1,250,000	4.682%
Fixed-rate 5.650% Senior Notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Fixed-rate 4.100% Senior Notes due on March 15, 2029	800,000	4.159%	800,000	4.159%
Fixed-rate 5.000% Senior Notes due on March 15, 2049	400,000	5.047%	400,000	5.047%
Fixed-rate 3.300% Senior Notes due on March 1, 2050	750,000	3.302%	750,000	3.302%
Revolving Credit Facility	—	—%	50,000	1.310%
Fixed-rate 3.590% Note Payable due on February 20, 2022	20,000	2.300%	—	—%
Total	3,470,000		3,500,000
Unamortized discount/premium, net	(7,313)		(8,167)
Unamortized debt issuance costs	(20,590)		(22,163)
Total	$3,442,097		$3,469,670
Reported as:
Short-term debt	$20,000		$—
Long-term debt	3,422,097		3,469,670
Total	$3,442,097		$3,469,670
As of March 31, 2021, future minimum principal payments for our debt are as follows: $20.0 million in fiscal year 2022, $1.25 billion in fiscal year 2025 and $2.20 billion after fiscal year 2026.
Senior Notes and Debt Redemption:
In February 2020, we issued $750.0 million aggregate principal amount of senior, unsecured long-term notes (the “2020 Senior Notes”). In March 2019 and November 2014, we issued $1.20 billion (the “2019 Senior Notes”) and $2.50 billion (the “2014 Senior Notes,” and, together with the 2019 Senior Notes and the 2020 Senior Notes, the “Senior Notes”), respectively, aggregate principal amount of senior, unsecured long-term notes. In each of the second quarters of fiscal 2018 and 2020, we repaid $250.0 million of the 2014 Senior Notes and in the third quarter of fiscal 2020 we repaid another $500.0 million of the 2014 Senior Notes using the proceeds from the issuance of the 2020 Senior Notes, bringing the outstanding aggregate principal amount of the 2014 Senior Notes to $1.50 billion as of March 31, 2021.
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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of March 31, 2021 and June 30, 2020 was approximately $3.83 billion and $4.01 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of March 31, 2021, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.

Revolving Credit Facility:
We have in place a Credit Agreement (the “Credit Agreement”) providing for a $1.00 billion unsecured Revolving Credit Facility (the "Revolving Credit Facility") with a maturity date of November 30, 2023. During the fiscal year ended June 30, 2020, we borrowed $450.0 million from the Revolving Credit Facility and made principal payments of $400.0 million, $200.0 million of which were repayments in the third fiscal quarter of 2020 using a portion of the proceeds from the issuance of the 2020 Senior Notes. As of June 30, 2020, we had outstanding $50.0 million aggregate principal amount of borrowings under the Revolving Credit Facility. During the first fiscal quarter of 2021, we repaid the remaining $50.0 million aggregate principal balance so that as of March 31, 2021, we had no outstanding borrowings under the Revolving Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the Maturity Date, at which time such Revolving Credit Facility will terminate, and all outstanding loans under such facility, together with all accrued and unpaid interest, must be repaid. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility will bear interest, at our option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to 175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to our credit rating. As of March 31, 2021, we elected to pay interest on the borrowed amount under the Revolving Credit Facility at LIBOR plus a spread of 112.5 bps, and we pay an annual commitment fee of 12.5 bps on the daily undrawn balance of the Revolving Credit Facility.
The Revolving Credit Facility requires us to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, we are required to maintain the maximum leverage ratio as described in the Credit Agreement, on a quarterly basis of 3.00 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions; for instance, we elected to increase our maximum leverage ratio from January through December 2019 in connection with the Orbotech acquisition. As of March 31, 2021, our maximum allowed leverage ratio was 3.00 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of March 31, 2021.
Notes Payable:
In December 2020 we sold promissory notes to a financial institution, borrowing an aggregate principal amount of $40.0 million ("Notes Payable"). Of the aggregate amount borrowed, $20.0 million matured and was paid on February 20, 2021 and the balance of $20.0 million matures on February 20, 2022. The premium of $0.3 million from the sale of the Notes Payable is being amortized over the life of the debt. The net proceeds from the sale of the Notes Payable were used for general corporate purposes.
For additional details, refer to Note 8 “Debt” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

NOTE 9 – LEASES
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
Lease expense was $9.7 million and $29.3 million for the three and nine months ended March 31, 2021, respectively, and $8.7 million and $26.3 million for the three and nine months ended March 31, 2020, respectively. Expense related to short-term leases, which are not recorded on the Condensed Consolidated Balance Sheets, was not material for the three and nine months ended March 31, 2021 and 2020. As of March 31, 2021 and June 30, 2020, the weighted average remaining lease term was 4.6 years and 5.1 years, respectively, and the weighted average discount rate for operating leases was 1.74% and 1.99%, respectively.
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended March 31,
In thousands	2021	2020
Operating cash outflows from operating leases	$28,778	$26,048
ROU assets obtained in exchange for new operating lease liabilities	$29,155	$13,986
Maturities of lease liabilities as of March 31, 2021 were as follows:

Fiscal year ending June 30:	Amount (In thousands)
2021 (remaining three months)	$9,071
2022	31,186
2023	21,804
2024	14,240
2025	11,360
2026 and thereafter	19,284
Total lease payments	106,945
Less imputed interest	(4,803)
Total	$102,142
As of March 31, 2021, we did not have any material leases that had not yet commenced.

NOTE 10 – EQUITY, LONG-TERM INCENTIVE COMPENSATION PLANS AND NON-CONTROLLING INTEREST
Equity Incentive Program
As of March 31, 2021, 10.4 million shares remained available for issuance under our 2004 Equity Incentive Plan (the “2004 Plan”).
For details of the 2004 Plan refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
Assumed Equity Plans
As part of the Orbotech acquisition, we assumed outstanding equity incentive awards under the following Orbotech equity incentive plans: (i) Equity Remuneration Plan for Key Employees of Orbotech Ltd. and its Affiliates and Subsidiaries (as Amended and Restated in 2005), (ii) 2010 Equity-Based Incentive Plan, and (iii) 2015 Equity-Based Incentive Plan (each, an “Assumed Equity Plan” and, collectively, the “Assumed Equity Plans”).
As of March 31, 2021, there were 82,920 shares of our common stock underlying the outstanding Assumed restricted stock units (RSUs) under the Assumed Equity Plans. For details on the Assumed Equity Plans refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.

Equity Incentive Plans - General Information
The following table summarizes the combined activity under our equity incentive plans:

(In thousands)	Available For Grant(1) (2)
Balance as of June 30, 2020	10,760
Restricted stock units granted(3)	(623)
Restricted stock units granted adjustment(4)	102
Restricted stock units canceled	116
Balance as of March 31, 2021	10,355
__________________
(1)The number of RSUs reflects the application of the award multiplier of 2.0x to calculate the impact of the award on the shares reserved under the 2004 Plan.
(2)No additional stock options, RSUs or other awards will be granted under the Assumed Equity Plans.
(3)Includes RSUs granted to senior management during the nine months ended March 31, 2021 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such RSUs that are deemed to have been earned) (“performance-based RSUs”). This line item includes all such performance-based RSUs granted during the nine months ended March 31, 2021 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.2 million shares for the nine months ended March 31, 2021 reflects the application of the multiplier described above).
(4)Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the nine months ended March 31, 2021.
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
The following table shows stock-based compensation expense for the indicated periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2021	2020	2021	2020
Stock-based compensation expense by:
Costs of revenues	$4,779	$4,162	$12,550	$10,389
Research and development	6,518	6,577	17,214	16,936
Selling, general and administrative	19,030	20,531	54,382	57,678
Total stock-based compensation expense	$30,327	$31,270	$84,146	$85,003

Stock-based compensation capitalized as inventory as of March 31, 2021 and June 30, 2020 was $5.9 million and $6.8 million, respectively.
Restricted Stock Units
The following table shows the activity and weighted-average grant date fair values for RSUs during the nine months ended March 31, 2021:

	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2020(2)	2,253	$107.33
Granted(3)	311	$203.19
Granted adjustments	(51)	$80.27
Vested and released	(445)	$101.67
Withheld for taxes	(194)	$101.67
Forfeited	(69)	$119.34
Outstanding restricted stock units as of March 31, 2021(2)	1,805	$125.58
__________________
(1)Share numbers reflect actual shares subject to awarded RSUs.
(2)Includes performance-based and market-based RSUs.
(3)This line item includes performance-based RSUs granted during the nine months ended March 31, 2021 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.1 million shares for the nine months ended March 31, 2021).

The RSUs granted by us generally vest as follows: with respect to awards with only service-based vesting criteria, over periods ranging from two to four years; with respect to awards with both performance-based and service-based vesting criteria, in two equal installments on the third and fourth anniversaries of the grant date; and with respect to awards with both market-based and service-based vesting criteria in three equal installments on the third, fourth and fifth anniversaries of the grant date, in each case subject to the recipient remaining employed by us as of the applicable vesting date. The RSUs granted to the independent members of the Board of Directors vest annually.
The following table shows the weighted-average grant date fair value per unit for the RSUs granted, vested, and tax benefits realized by us in connection with vested and released RSUs for the indicated periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands, except for weighted-average grant date fair value)	2021	2020	2021	2020
Weighted-average grant date fair value per unit	$302.26	$168.92	$203.19	$142.93
Grant date fair value of vested restricted stock units	$14,436	$22,459	$65,005	$79,194
Tax benefits realized by us in connection with vested and released restricted stock units	$4,332	$4,942	$17,763	$18,596
As of March 31, 2021, the unrecognized stock-based compensation expense balance related to RSUs was $139.7 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.4 years. The intrinsic value of outstanding RSUs as of March 31, 2021 was $596.5 million.

Cash-Based Long-Term Incentive Compensation
We have adopted a cash-based long-term incentive program (“Cash LTI Plan”) for many of our employees as part of our employee compensation program. Executives and non-employee members of the Board of Directors do not participate in this program. During the nine months ended March 31, 2021 and 2020, we approved Cash LTI awards of $9.4 million and $6.0 million, respectively, under our Cash LTI Plan. Cash LTI awards issued to employees under the Cash LTI Plan will vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date. During the three months ended March 31, 2021 and 2020, we recognized $17.7 million and $14.7 million, respectively, in compensation expense under the Cash LTI Plan. During the nine months ended March 31, 2021 and 2020, we recognized $54.4 million and $45.4 million, respectively, in compensation expense under the Cash LTI Plan. As of March 31, 2021, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $123.5 million. For details, refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020.
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
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Stock purchase plan:
Expected stock price volatility	42.1%	37.0%	47.0%	34.3%
Risk-free interest rate	0.1%	1.8%	0.4%	2.1%
Dividend yield	1.4%	1.9%	1.6%	2.2%
Expected life (in years)	0.5	0.5	0.5	0.5

The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

	Three Months Ended		Nine Months Ended
(In thousands, except for weighted-average fair value per share)	March 31,		March 31,
	2021	2020	2021	2020
Total cash received from employees for the issuance of shares under the ESPP	$—	$—	$26,356	$24,500
Number of shares purchased by employees through the ESPP	—	—	161	237
Tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP	$722	$945	$1,886	$2,798
Weighted-average fair value per share based on Black-Scholes model	$64.42	$43.36	$59.86	$36.70

The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which we estimate will be required to be issued under the ESPP during the forthcoming fiscal year. As of March 31, 2021, a total of 2.5 million shares were reserved and available for issuance under the ESPP.
Quarterly Cash Dividends
On February 9, 2021, we announced that our Board of Directors had declared a quarterly cash dividend of $0.90 per share to be paid on March 2, 2021 to stockholders of record as of the close of business on February 19, 2021. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended March 31, 2021 and 2020 was $139.3 million and $133.3 million, respectively. The total amount of regular quarterly cash dividends and dividend equivalents paid during the nine months ended March 31, 2021 and 2020 was $420.1 million and $389.7 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of March 31, 2021 and June 30, 2020 was $10.3 million and $8.3 million, respectively. These amounts will be paid upon vesting of the underlying RSUs.
Non-Controlling Interest
We have consolidated the results of Orbograph Ltd. (“Orbograph”), in which we own approximately 94% of the outstanding equity interest. Orbograph is engaged in the development and marketing of character recognition solutions to banks, financial and other payment processing institutions and healthcare providers.
During the fourth quarter of fiscal 2020, we entered into an Asset Purchase Agreement to sell certain core assets of our non-strategic solar energy business, Orbotech LT Solar, LLC ("OLTS"). The sale was completed in the first quarter of fiscal 2021 and the proceeds were not material. We consolidate the results of OLTS, of which we own 97% of the outstanding equity interest as of March 31, 2021. OLTS was engaged in the research, development and marketing of products for the deposition of thin film coating of various materials on crystalline silicon photovoltaic wafers for solar energy panels through plasma-enhanced chemical vapor deposition (“PECVD”).
In December 2020, we entered into a Share Purchase Agreement to sell our entire interest in PixCell, an Israeli company that is engaged in the development, marketing and sales of diagnostic equipment for point-of-care hematology applications, to a South Korean company. The sale was completed in February 2021 for total consideration of $20.2 million. We recognized a $4.4 million gain from the sale, which was recorded as part of other expense (income), net. Prior to the sale, we owned approximately 52% of PixCell's outstanding equity interests.

NOTE 11 – STOCK REPURCHASE PROGRAM
Our Board of Directors has authorized a program which permits us to repurchase up to $3.00 billion of our common stock. The intent of this program is to offset the dilution from our equity incentive plans, shares issued in connection with purchases under our ESPP, the issuance of shares in the Orbotech Acquisition, as well as to return excess cash to our stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases were made in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder, such as Rule 10b-18 and, if pursuant to a written plan, Rule 10b5-1. This stock repurchase program has no expiration date and may be suspended at any time. As of March 31, 2021, an aggregate of approximately $0.39 billion was available for repurchase under the stock repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2021	2020	2021	2020
Number of shares of common stock repurchased	906	1,977	2,707	5,326
Total cost of repurchases	$273,441	$311,995	$644,830	$821,084

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
The following table sets forth the computation of basic and diluted net income per share attributable to KLA:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	March 31,		March 31,
	2021	2020	2021	2020
Numerator:
Net income attributable to KLA	$567,496	$78,452	$1,445,314	$805,532
Denominator:
Weighted-average shares - basic, excluding unvested restricted stock units	153,801	156,067	154,457	157,356
Effect of dilutive restricted stock units and options	1,358	1,105	1,332	1,230
Weighted-average shares - diluted	155,159	157,172	155,789	158,586
Basic net income per share attributable to KLA	$3.69	$0.50	$9.36	$5.12
Diluted net income per share attributable to KLA	$3.66	$0.50	$9.28	$5.08
Anti-dilutive securities excluded from the computation of diluted net income per share	—	1	—	42

NOTE 13 – INCOME TAXES
The following table provides details of income taxes:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollar amounts in thousands)	2021	2020	2021	2020
Income before income taxes	$640,403	$115,199	$1,651,611	$911,642
Provision for income taxes	$73,233	$37,190	$207,316	$106,932
Effective tax rate	11.4%	32.3%	12.6%	11.7%
Our effective tax rate is lower than the U.S. federal statutory rate during the three and nine months ended March 31, 2021 primarily due to the proportion of earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate and the proportion of the U.S. earnings eligible for the Foreign Derived Intangible Income deduction. The Foreign Derived Intangible Income deduction reduces the U.S. tax rate on sales to customers outside the U.S.
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
Orbotech filed a notice of appeal with respect to the above Tax Decrees with the District Court of Tel Aviv on September 26, 2019. On February 27, 2020 the ITA filed its arguments in support of the Tax Decrees. Orbotech filed the grounds of appeal with respect to the above Tax Decrees on July 30, 2020. We are currently in the pre-trial hearing stage of the process and the next pre-trial meeting is scheduled for June 2021. The ITA and Orbotech are continuing discussions in an effort to resolve this matter in a mutually agreeable manner.
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
In December 2020, Orbotech received an assessment from the ITA with respect to its fiscal years 2015 through 2018 (the “Second Assessment”) for an aggregate amount of tax, after offsetting all NOLs available through the end of 2018, of approximately NIS 227.0 million (equivalent to approximately $68.0 million which includes related interest and linkage differentials to the Israeli consumer price index as of date of the issuance of the Second Assessment). We filed an objection to the Second Assessment with the ITA in March 2021. The objection moved the 2015-2018 audit to the second stage, in which the ITA will review the objections. We believe that our recorded unrecognized tax benefits are sufficient to cover the resolution of the Second Assessment.

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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LCs for the indicated periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2021	2020	2021	2020
Receivables sold under factoring agreements	$100,475	$62,440	$239,037	$235,795
Proceeds from sales of LCs	$19,458	$26,572	$60,297	$47,178
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
Purchase Commitments. We maintain commitments to purchase inventory from our suppliers as well as goods, services, and other assets in the ordinary course of business. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our estimate of our significant purchase commitments for primarily material, services, supplies and asset purchases is approximately $1.59 billion as of March 31, 2021, which are primarily due within the next 12 months.
Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash Long-Term Incentive Plan. As of March 31, 2021, we have committed $187.8 million for future payment obligations under our Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three- or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date.
Guarantees and Contingencies. We maintain guarantee arrangements available through various financial institutions for up to $79.3 million, of which $63.2 million had been issued as of March 31, 2021, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe, Israel and Asia.
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

NOTE 16 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The authoritative guidance requires companies to recognize all derivative instruments and hedging activities, including foreign currency exchange contracts and interest rate lock agreements, (collectively, “derivatives”) as either assets or liabilities at fair value on the Condensed Consolidated Balance Sheets. In accordance with the accounting guidance, we designate foreign currency exchange contracts and interest rate lock agreements as cash flow hedges of certain forecasted foreign currency denominated sales, purchase and spending transactions, and the benchmark interest rate of the corresponding debt financing, respectively. In accordance with the accounting guidance, we also designate foreign currency exchange contracts to hedge a portion of our investment in a foreign denominated subsidiary.
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

In January 2020, we entered into a series of forward contracts (the “2020 Rate Lock Agreements”) with a notional amount of $350.0 million in aggregate to lock the benchmark interest rate on a portion of the 2020 Senior Notes. The 2020 Rate Lock Agreements were terminated on the date of the pricing of the 2020 Senior Notes and we recorded the fair value of $21.5 million as a loss within accumulated other comprehensive income (loss) (“OCI”) as of March 31, 2020, which is being amortized over the life of the debt. We entered into similar forward contracts in prior years to lock the benchmark interest rates prior to expected debt issuances, for which the original fair values of $13.6 million loss in fiscal 2019 and $7.5 million gain in fiscal 2015 were recognized in OCI, and are being amortized to interest expense over the lives of the associated debt. We recognized a net expense of $0.3 million and $0.8 million for the three and nine months ended March 31, 2021, respectively, and a net expense of $0.1 million for both the three and nine months ended March 31, 2020, for the amortization of the net of the three rate lock agreements that had been recognized in accumulated OCI, which increased the interest expense on a net basis. As of March 31, 2021, the aggregate unamortized portion of the fair value of the forward contracts for the Rate Lock Agreements was $29.3 million.
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
For derivatives that are designated and qualify as a net investment hedge in a foreign operation and that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within OCI. The remainder of the change in value of such instruments is recorded in earnings using the mark-to-market approach. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation or sale of the net investment in the hedged foreign operations.
For derivatives that are not designated as hedges, gains and losses are recognized in other expense (income), net. We use foreign currency forward contracts to hedge certain foreign currency denominated assets or liabilities. The gains and losses on these derivative instruments are largely offset by the changes in the fair value of the assets or liabilities being hedged.
Derivatives Designated in Hedging Relationships: Foreign Exchange and Interest Rate Contracts
The gains (losses) on derivatives in cash flow hedging and net investment hedging relationships recognized in OCI for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2021	2020	2021	2020
Derivatives Designated as Cash Flow Hedging Instruments:
Foreign exchange contracts:
Amounts included in the assessment of effectiveness	$5,878	$(19,268)	$3,696	$(17,704)
Amounts excluded from the assessment of effectiveness	$(54)	$(65)	$(146)	$(81)
Derivatives Designated as Net Investment Hedging Instruments:
Foreign exchange contracts(1):	$1,094	$—	$1,094	$—
    __________________
(1)No amounts were reclassified from accumulated OCI into earnings related to the sale of a subsidiary.

	Three Months Ended March 31,				Three Months Ended March 31,
	2021				2020
(In thousands)	Revenue	Cost of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenue	Cost of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$1,803,773	$1,131,626	$39,092	$(7,348)	$1,423,964	$1,248,000	$39,231	$(1,004)
Gains (losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from accumulated OCI to earnings	$—	$—	$(279)	$—	$—	$—	$(159)	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from accumulated OCI to earnings	$(441)	$187	$—	$—	$2,970	$12	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(142)	$—	$—	$699	$81	$—	$—	$—
Gains (losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$3,420	$—	$—	$—	$(4,373)

	Nine Months Ended March 31,				Nine Months Ended March 31,
	2021				2020
(In thousands)	Revenue	Cost of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenue	Cost of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$4,993,263	$3,224,563	$117,358	$(269)	$4,346,831	$3,297,788	$120,053	$(5,190)
Gains (losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from accumulated OCI to earnings	$—	$—	$(837)	$—	$—	$—	$(358)	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from accumulated OCI to earnings	$(1,091)	$612	$—	$—	$3,530	$(1,806)	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(420)	$—	$—	$699	$(114)	$—	$—	$—
Gains (losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$483	$—	$—	$—	$8

The U.S. dollar equivalent of all outstanding notional amounts of foreign currency hedge contracts, with maximum remaining maturities of approximately eleven months as of the dates indicated below were as follows:

	As of	As of
(In thousands)	March 31, 2021	June 30, 2020
Cash flow hedge contracts - foreign currency
Purchase	$6,231	$10,705
Sell	$133,485	$71,431
Net Investment hedge contracts - foreign currency
Sell	$66,848	$—
Other foreign currency hedge contracts
Purchase	$240,693	$329,310
Sell	$283,051	$357,939

The locations and fair value of our derivatives reported in our Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	As of	As of	Balance Sheet	As of	As of
	Location	March 31, 2021	June 30, 2020	Location	March 31, 2021	June 30, 2020
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$6,575	$680	Other current liabilities	$147	$45
Total derivatives designated as hedging instruments		6,575	680		147	45
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	5,143	1,397	Other current liabilities	3,303	1,365
Total derivatives not designated as hedging instruments		5,143	1,397		3,303	1,365
Total derivatives		$11,718	$2,077		$3,450	$1,410

The changes in OCI, before taxes, related to derivatives for the indicated periods were as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2021	2020	2021	2020
Beginning accumulated other comprehensive income (loss)	$(30,816)	$(7,591)	$(29,602)	$(10,791)
Amount reclassified to earnings as net (gains) losses	675	(2,904)	1,736	(1,252)
Net change in unrealized gains (losses)	6,919	(19,333)	4,644	(17,785)
Ending accumulated other comprehensive income (loss)	$(23,222)	$(29,828)	$(23,222)	$(29,828)
Offsetting of Derivative Assets and Liabilities
We present derivatives at gross fair values in the Condensed Consolidated Balance Sheets. We have entered into arrangements with each of our counterparties, which reduce credit risk by permitting net settlement of transactions with the same counterparty under certain conditions. The information related to the offsetting arrangements for the periods indicated was as follows:

As of March 31, 2021				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$11,718	$—	$11,718	$(3,450)	$—	$8,268
Derivatives - Liabilities	$(3,450)	$—	$(3,450)	$3,450	$—	$—

As of June 30, 2020				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$2,077	$—	$2,077	$(1,020)	$—	$1,057
Derivatives - Liabilities	$(1,410)	$—	$(1,410)	$1,020	$—	$(390)

NOTE 17– RELATED PARTY TRANSACTIONS
During the three and nine months ended March 31, 2021 and 2020, we purchased from, or sold to, several entities, where one or more of our executive officers or members of our Board of Directors, or their immediate family members, were, during the periods presented, an executive officer or a board member of a subsidiary, or in the case of The Vanguard Group, Inc. beneficially owns more than 10% of our outstanding stock, including Anaplan, Inc., Ansys, Inc., Citrix Systems, Inc., HP Inc., Keysight Technologies, Inc., and Proofpoint, Inc. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2021	2020	2021	2020
Total revenues	$417	$76	$1,055	$3,911
Total purchases	$545	$9	$1,116	$733
Our receivable balances from these parties were $1.2 million and $2.4 million as of March 31, 2021 and June 30, 2020, respectively. Our payable balances to these parties were immaterial as of March 31, 2021 and June 30, 2020.

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
Semiconductor Process Control
The Semiconductor Process Control (“SPC”) segment offers a comprehensive portfolio of inspection, metrology and data analytics products, and related service, which helps integrated circuit ("ICs") manufacturers achieve target yield throughout the entire semiconductor fabrication process – from research and development (“R&D”) to final volume production. Our differentiated products and services are designed to provide comprehensive solutions that help our customers accelerate development and production ramp cycles, achieve higher and more stable semiconductor die yields and improve their overall profitability. This reportable segment is comprised of two operating segments, Wafer Inspection and Patterning and GSS.
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
The following is a summary of results for each of our four reportable segments for the indicated periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2021	2020	2021	2020
Semiconductor Process Control:
Revenues	$1,506,140	$1,177,777	$4,154,278	$3,588,839
Segment gross margin	982,511	752,649	2,681,411	2,290,721
Specialty Semiconductor Process:
Revenues	91,724	85,083	271,264	229,328
Segment gross margin	51,720	47,187	152,819	126,684
PCB, Display and Component Inspection:
Revenues	205,202	160,411	565,646	525,242
Segment gross margin	100,311	71,163	275,064	229,769
Other:
Revenues	149	469	739	3,217
Segment gross margin	40	(271)	(68)	499
Totals:
Revenues for reportable segments	$1,803,215	$1,423,740	$4,991,927	$4,346,626
Segment gross margin	$1,134,582	$870,728	$3,109,226	$2,647,673

The following table reconciles total revenues for reportable segments to total revenues for the indicated periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2021	2020	2021	2020
Total revenues for reportable segments	$1,803,215	$1,423,740	$4,991,927	$4,346,626
Corporate allocations and effects of foreign exchange rates	558	224	1,336	205
Total revenues	$1,803,773	$1,423,964	$4,993,263	$4,346,831

The following table reconciles total segment gross margin to total income before income taxes for the indicated periods:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(In thousands)	2021	2020	2021	2020
Total segment gross margin	$1,134,582	$870,728	$3,109,226	$2,647,673
Acquisition-related charges, corporate allocations, and effects of foreign exchange rates(1)	40,438	36,922	115,887	128,859
Research and development	238,957	215,433	687,059	646,764
Selling, general and administrative	183,040	185,760	537,580	566,358
Goodwill impairment	—	256,649	—	256,649
Interest expense	39,092	39,231	117,358	120,053
Loss on extinguishment of debt	—	22,538	—	22,538
Other expense (income), net	(7,348)	(1,004)	(269)	(5,190)
Income before income taxes	$640,403	$115,199	$1,651,611	$911,642
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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2021		2020		2021		2020
Revenues:
Korea	$557,514	31%	$297,687	21%	$1,094,979	22%	$677,085	16%
Taiwan	401,797	22%	349,841	24%	1,151,683	23%	1,183,653	27%
China	353,393	20%	352,343	25%	1,221,639	24%	1,079,951	25%
North America	174,728	10%	159,250	11%	559,712	11%	499,750	11%
Japan	161,190	9%	152,984	11%	482,330	10%	553,999	13%
Europe and Israel	95,080	5%	76,021	5%	278,398	6%	232,870	5%
Rest of Asia	60,071	3%	35,838	3%	204,522	4%	119,523	3%
Total	$1,803,773	100%	$1,423,964	100%	$4,993,263	100%	$4,346,831	100%
The following is a summary of revenues by major product categories for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2021		2020		2021		2020
Revenues:
Wafer Inspection	$714,990	40%	$536,318	38%	$1,921,571	38%	$1,590,723	37%
Patterning	399,533	22%	298,973	21%	1,077,977	22%	970,709	22%
Specialty Semiconductor Process	76,852	4%	68,815	5%	222,857	4%	186,626	4%
PCB, Display and Component Inspection	141,539	8%	103,811	7%	377,990	8%	353,406	8%
Services	428,453	24%	372,868	26%	1,234,425	25%	1,093,210	25%
Other	42,406	2%	43,179	3%	158,443	3%	152,157	4%
Total	$1,803,773	100%	$1,423,964	100%	$4,993,263	100%	$4,346,831	100%

Wafer Inspection and Patterning products are offered in the Semiconductor Process Control segment. Services are offered in multiple segments. Other includes primarily refurbished systems, remanufactured legacy systems, and enhancements and upgrades for previous-generation products which are part of the Semiconductor Process Control segment.

In the three months ended March 31, 2021, two customers accounted for approximately 24% and 16% of total revenues. In the three months ended March 31, 2020, two customers accounted for approximately 20% and 17% of total revenues. In the nine months ended March 31, 2021, two customers accounted for approximately 17% and 15% of total revenues. In the nine months ended March 31, 2020, two customers accounted for approximately 20% and 13% of total revenues. Two customers on an individual basis accounted for greater than 10% of net accounts receivable at March 31, 2021 and at June 30, 2020.

Land, property and equipment, net by geographic region as of the dates indicated below were as follows:

	As of	As of
(In thousands)	March 31, 2021	June 30, 2020
Land, property and equipment, net:
United States	$419,581	$329,558
Singapore	73,403	54,946
Europe	56,016	58,065
Israel	55,849	59,162
Rest of Asia	23,589	18,093
Total	$628,438	$519,824

NOTE 19 – RESTRUCTURING CHARGES
In September 2019, management approved a plan to streamline our organization and business processes that included the reduction of workforce, which is expected to be completed in the fourth quarter of our fiscal year ending June 30, 2021, primarily in our PCB, Display and Component Inspection segment.
Restructuring charges were $2.9 million for the three months ended March 31, 2021, and included $1.0 million of non-cash charges for accelerated depreciation related to certain right-of use assets and fixed assets to be abandoned. Restructuring charges were $11.1 million for the nine months ended March 31, 2021, and included $3.0 million of non-cash charges for accelerated depreciation related to certain right-of use assets and fixed assets to be abandoned. As of March 31, 2021 and June 30, 2020, the accrual for restructuring charges was $4.5 million and $5.7 million, respectively.
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
•Exposure to a highly concentrated customer base;
•Availability and cost of the wide range of materials used in the production of our products;
•Our ability to operate our business in accordance with our business plan;
•Legal, regulatory and tax environments in which we perform our operations and conduct our business;
•Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating and the ongoing interest rate environment, among other factors;
•Instability in the global credit and financial markets;
•Our exposure to currency exchange rate fluctuations, or declining economic conditions in those countries;

•Changes in our effective tax rate resulting from changes in the tax rates imposed by jurisdictions where our profits are determined to be earned and taxed, expiration of tax holidays in certain jurisdictions, resolution of issues arising from tax audits with various authorities or changes in tax laws or the interpretation of such tax laws; and
•Our ability to identify suitable acquisition targets and successfully integrate and manage acquired businesses.
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
Our semiconductor customers generally operate in one or both of the major semiconductor device manufacturing markets: Memory and Foundry/Logic. The diversification of semiconductor end demand, the rapid proliferation of new applications for more advanced semiconductor devices, and the increasing complexity associated with leading edge semiconductor manufacturing drives demand for our process control and yield management solutions. Other advanced electronics demand trends include the deployment of 5G telecommunications technology and associated high-end mobile devices, the electrification and digitalization of the automotive industry, the revival of personal computer demand and associated innovations to support work from home requirements, virtual collaboration, remote learning and entertainment, and the growth of the Internet of Things (“IoT”) and associated new applications. These trends drive demand for our other products such as those used in the PCB, FPD and Specialty Semiconductor manufacturing, where the increase in technology complexity is expected to continue and further accelerate as more devices become interconnected and dependent on other electronic devices. As a result of these factors, we saw a general strengthening of demand for our products throughout fiscal 2021, especially in the current quarter. Our customer base, particularly in the semiconductor industry, has become increasingly concentrated, so large orders from a relatively limited number of customers account for a substantial portion of our sales, which potentially exposes us to more earnings volatility.
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

The following table sets forth some of our key quarterly unaudited financial information:

(In thousands, except net income per share)	Three Months Ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Total revenues	$1,803,773	$1,650,870	$1,538,620	$1,459,593	$1,423,964
Gross margin	$1,094,144	$981,137	$918,058	$838,049	$833,806
Net income attributable to KLA(1)	$567,496	$457,251	$420,567	$411,253	$78,452
Diluted net income per share attributable to KLA(2)	$3.66	$2.94	$2.69	$2.63	$0.50
__________________

(1)Our net income attributable to KLA increased to $567.5 million in the three months ended March 31, 2021, primarily as a result of higher revenues as well as improvements in cost control.
(2)Diluted net income per share is computed independently for each of the quarters presented based on the weighted-average fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly diluted net income per share information may not equal annual (or other multiple-quarter calculations of) diluted net income per share.

Impact of COVID-19

Events surrounding the ongoing COVID-19 pandemic have resulted in a reduction in economic activity across the globe. The severity and duration of these economic repercussions remain largely unknown and ultimately will depend on many factors, including the speed and effectiveness of the containment efforts throughout the world. The extent to which the COVID-19 pandemic will impact demand for our products depends on future developments, which are highly uncertain and very difficult to predict, including new information that may emerge concerning the severity of the virus and actions to contain and treat its impacts including the speed and efficacy of developing vaccines to prevent its spread. While all of our global sites are currently operational, our facilities could be required to temporarily curtail production levels or temporarily cease operations based on government mandates.
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
•We continue to monitor our supply chain and work with our suppliers to identify and mitigate potential gaps to ensure continuity of supply.
•We are evaluating all our construction projects across our global operations and enacting protocols to enhance the safety of our employees, suppliers, and contractors.
•We have developed strategies and are implementing measures to respond to a variety of potential economic scenarios, such as limitations on new hiring and reductions in discretionary spending.
•We are committed to helping those most impacted by COVID-19. In regions around the world, the KLA Foundation is addressing immediate humanitarian needs while investing resources to combat the long-term effect of the virus on our communities.
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
The COVID-19 pandemic has resulted in an increase in freight costs due in large part to reduced air traffic, which impacts gross margin, as well as decreases in travel costs which reduce our cost structure. We continue to experience various constraints in our supply chain due to the pandemic. As a result, supply lead times are extended and we continue to have difficulties in obtaining some necessary components in a timely manner. We have communicated with our suppliers to identify supply gaps and taken steps to ensure continuity and, while there is progress in the recovery within our supply chain, the situation remains fluid and uncertain. As of the date of this report, we cannot predict with certainty any other effects the COVID-19 pandemic may have on our business, including the effects on our customers, employees, or on our financial results for the remainder of fiscal 2021.

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

	Three Months Ended
(Dollar amounts in thousands)	March 31, 2021	March 31, 2020	Q3 FY21 vs. Q3 FY20
Revenues:
Product	$1,375,320	$1,051,096	$324,224	31%
Service	428,453	372,868	55,585	15%
Total revenues	$1,803,773	$1,423,964	$379,809	27%
Costs of revenues	$709,629	$590,158	$119,471	20%
Gross margin percentage	60.7%	58.6%
Product revenues during the three months ended March 31, 2021 increased compared to the three months ended March 31, 2020, primarily due to strong demand from our memory and logic customers and an increase from continued growth in the 5G infrastructure market, ongoing work from home requirements, and high-performance computing technologies. These increases were partially offset by softer demand and oversupply in the FPD market.
Service revenues during the three months ended March 31, 2021 increased compared to the three months ended March 31, 2020, primarily due to an increase in the number of systems installed at our customers' sites.

	Nine Months Ended
(Dollar amounts in thousands)	March 31, 2021	March 31, 2020	Q3 FY21 YTD vs. Q3 FY20 YTD
Revenues:
Product	$3,758,838	$3,253,621	$505,217	16%
Service	1,234,425	1,093,210	141,215	13%
Total revenues	$4,993,263	$4,346,831	$646,432	15%
Costs of revenues	$1,999,924	$1,828,017	$171,907	9%
Gross margin percentage	59.9%	57.9%

Product revenues during the nine months ended March 31, 2021 increased compared to the nine months ended March 31, 2020, primarily due to strong demand for many of our products, especially our inspection and metrology portfolios, as well as an increase from continued growth in the 5G infrastructure market. These increases were partially offset by softer demand and oversupply in the FPD market.
Service revenues during the nine months ended March 31, 2021 increased compared to the nine months ended March 31, 2020, primarily due to an increase in the number of systems installed at our customers' sites.
Revenues by segment(1)

	Three Months Ended
(Dollar amounts in thousands)	March 31, 2021	March 31, 2020	Q3 FY21 vs. Q3 FY20
Revenues:
Semiconductor Process Control	$1,506,140	$1,177,777	$328,363	28%
Specialty Semiconductor Process	91,724	85,083	6,641	8%
PCB, Display and Component Inspection	205,202	160,411	44,791	28%
Other	149	469	(320)	(68)%
Total revenues for reportable segments	$1,803,215	$1,423,740	$379,475	27%

Revenue from our Semiconductor Process Control segment during the three months ended March 31, 2021 increased compared to the three months ended March 31, 2020, primarily due to strong demand for our inspection and metrology products. Revenues in the Specialty Semiconductor Process and PCB, Display and Component Inspection segments during the three months ended March 31, 2021 increased compared to the three months ended March 31, 2020, primarily due to continued growth in 5G infrastructure, the ongoing work from home requirements, as well as high-performance computing technologies. These increases were partially offset by softer demand and oversupply in the FPD market.

	Nine Months Ended
(Dollar amounts in thousands)	March 31, 2021	March 31, 2020	Q3 FY21 YTD vs. Q3 FY20 YTD
Revenues:
Semiconductor Process Control	$4,154,278	$3,588,839	$565,439	16%
Specialty Semiconductor Process	271,264	229,328	41,936	18%
PCB, Display and Component Inspection	565,646	525,242	40,404	8%
Other	739	3,217	(2,478)	(77)%
Total revenues	$4,991,927	$4,346,626	$645,301	15%
__________
(1)Segment revenues exclude corporate allocations and the effects of foreign exchange rates. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” in the Notes to the Condensed Consolidated Financial Statements.
Revenues from our Semiconductor Process Control segment during the nine months ended March 31, 2021 increased compared to the nine months ended March 31, 2020, primarily due to strong demand for many of our products especially from our inspection and metrology portfolios. Revenues in the Specialty Semiconductor Process and PCB, Display and Component Inspection segments during the nine months ended March 31, 2021 increased compared to the nine months ended March 31, 2020, primarily due to continued growth in 5G infrastructure, the ongoing work from home requirements, and high-performance computing technologies. These increases were partially offset by softer demand and oversupply in the FPD market.
Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

	Three Months Ended				Nine Months Ended
(Dollar amounts in thousands)	March 31, 2021		March 31, 2020		March 31, 2021		March 31, 2020
Korea	$557,514	31%	$297,687	21%	$1,094,979	22%	$677,085	16%
Taiwan	401,797	22%	349,841	24%	1,151,683	23%	1,183,653	27%
China	353,393	20%	352,343	25%	1,221,639	24%	1,079,951	25%
North America	174,728	10%	159,250	11%	559,712	11%	499,750	11%
Japan	161,190	9%	152,984	11%	482,330	10%	553,999	13%
Europe and Israel	95,080	5%	76,021	5%	278,398	6%	232,870	5%
Rest of Asia	60,071	3%	35,838	3%	204,522	4%	119,523	3%
Total	$1,803,773	100%	$1,423,964	100%	$4,993,263	100%	$4,346,831	100%
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

The following table summarizes the major factors that contributed to the changes in gross margin percentage:

	Gross Margin Percentage
	Three Months Ended	Nine Months Ended
March 31, 2020	58.6%	57.9%
Revenue volume of products and services	1.8%	1.0%
Mix of products and services sold	1.3%	1.8%
Manufacturing labor, overhead and efficiencies	0.1%	0.1%
Other service and manufacturing costs	(1.1)%	(0.9)%
March 31, 2021	60.7%	59.9%
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
The increase in our gross margin percentage during the comparative periods presented is primarily due to a more profitable mix of products and services sold as well as a higher revenue volume of products and services, partially offset by an increase in service and manufacturing costs.
Segment gross margin(1)

	Three months ended
(Dollar amounts in thousands)	March 31, 2021	March 31, 2020	Q3 FY21 vs. Q3 FY20
Segment gross margin:
Semiconductor Process Control	$982,511	$752,649	$229,862	31%
Specialty Semiconductor Process	51,720	47,187	4,533	10%
PCB, Display and Component Inspection	100,311	71,163	29,148	41%
Other	40	(271)	311	(115)%
	$1,134,582	$870,728	$263,854	30%

Gross margin in the Semiconductor Process Control segment during the three months ended March 31, 2021 increased compared to the three months ended March 31, 2020, primarily due to a higher revenue volume of products and services sold and a more favorable mix of products and services sold, partially offset by an increase in other service and manufacturing costs. Gross margin in the Specialty Semiconductor Process and PCB, Display and Component Inspection segments during the three months ended March 31, 2021 increased compared to the three months ended March 31, 2020, primarily due to a more favorable mix of products and services sold as well as a higher revenue volume of products and services sold.

	Nine Months Ended
(Dollar amounts in thousands)	March 31, 2021	March 31, 2020	Q3 FY21 YTD vs. Q3 FY20 YTD
Segment gross margin:
Semiconductor Process Control	$2,681,411	$2,290,721	$390,690	17%
Specialty Semiconductor Process	152,819	126,684	26,135	21%
PCB, Display and Component Inspection	275,064	229,769	45,295	20%
Other	(68)	499	(567)	(114)%
	$3,109,226	$2,647,673	$461,553	17%
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

Gross margin in the Semiconductor Process Control segment during the nine months ended March 31, 2021 increased compared to the nine months ended March 31, 2020, primarily due to a more profitable mix of products and services sold as well as higher manufacturing efficiencies, partially offset by an increase in other service and manufacturing costs. Gross margin in the Specialty Semiconductor Process and PCB, Display and Component Inspection segments during the nine months ended March 31, 2021 increased compared to the nine months ended March 31, 2020, primarily due to a more favorable mix of products and services sold and higher revenue volume of products and services sold.

Research and Development (“R&D”)

R&D expenses may fluctuate with product development phases and project timing as well as our R&D efforts. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs, and other expenses.

(Dollar amounts in thousands)	Three Months Ended
	March 31, 2021	March 31, 2020	Q3 FY21 vs. Q3 FY20
R&D expenses	$238,957	$215,433	$23,524	11%
R&D expenses as a percentage of total revenues	13%	15%

R&D expenses during the three months ended March 31, 2021 increased compared to the three months ended March 31, 2020, primarily due to increased employee-related expenses of $18.3 million as a result of additional engineering headcount, higher employee benefit costs and higher variable compensation, as well as an increase in engineering project material costs of $5.4 million.

(Dollar amounts in thousands)	Nine Months Ended
	March 31, 2021	March 31, 2020	Q3 FY21 YTD vs. Q3 FY20 YTD
R&D expenses	$687,059	$646,764	$40,295	6%
R&D expenses as a percentage of total revenues	14%	15%

R&D expenses during the nine months ended March 31, 2021 increased compared to the nine months ended March 31, 2020, primarily due to an increase in employee-related expenses of $34.3 million as a result of additional engineering headcount, higher employee benefit costs and higher variable compensation, as well as higher engineering project material costs of $19.5 million, partially offset by a decrease in travel-related expenses of $11.7 million.

Our future operating results will depend significantly on our ability to produce products and provide services that have a competitive advantage in our marketplace. To do this, we believe that we must continue to make substantial and focused investments in our research and development. We remain committed to product development in new and emerging technologies.

Selling, General and Administrative (“SG&A”)

	Three Months Ended
(Dollar amounts in thousands)	March 31, 2021	March 31, 2020	Q3 FY21 vs. Q3 FY20
SG&A expenses	$183,040	$185,760	$(2,720)	(1)%
SG&A expenses as a percentage of total revenues	10%	13%

SG&A expenses during the three months ended March 31, 2021 decreased compared to the three months ended March 31, 2020, primarily due to a decrease in travel-related expenses of $6.1 million and a decrease in depreciation and intangible amortization expense of $4.3 million, partially offset by an increase in employee-related expenses of $4.9 million as the result of additional headcount, higher employee benefit costs and higher variable compensation, and an increase in consulting costs of $2.3 million.

	Nine Months Ended
(Dollar amounts in thousands)	March 31, 2021	March 31, 2020	Q3 FY21 YTD vs. Q3 FY20 YTD
SG&A expenses	$537,580	$566,358	$(28,778)	(5)%
SG&A expenses as a percentage of total revenues	11%	13%

SG&A expenses during the nine months ended March 31, 2021 decreased compared to the nine months ended March 31, 2020, primarily due to a decrease in travel-related expenses of $27.4 million and a decrease in depreciation and intangible amortization expense of $18.7 million, partially offset by an increase in employee-related expenses of $5.1 million as the result of additional headcount, higher employee benefit costs and higher variable compensation, an increase in facilities-related expense of $4.8 million, an increase in legal fees of $4.1 million and an increase in consulting costs of $3.1 million.
Goodwill Impairment
We performed the required annual goodwill impairment testing via the qualitative assessment for all reporting units as of February 28, 2021 and concluded that goodwill was not impaired.
For the fiscal year ended June 30, 2020, as a result of our annual goodwill impairment testing for all reporting units, we recorded $144.2 million and $112.5 million in impairment charges in the Specialty Semiconductor Process and PCB and Display reporting units, respectively, in the three months ended March 31, 2020.

Restructuring Charges

In September 2019, management approved a plan to streamline our organization and business processes that included a reduction of workforce, which is expected to be completed in the fourth quarter of our fiscal year ending June 30, 2021, primarily in our PCB, Display and Component Inspection segment.
Restructuring charges were $2.9 million for the three months ended March 31, 2021, and included $1.0 million of non-cash charges for accelerated depreciation related to certain right-of use assets and fixed assets to be abandoned. Restructuring charges were $11.1 million for the nine months ended March 31, 2021, and included $3.0 million of non-cash charges for accelerated depreciation related to certain right-of use assets and fixed assets to be abandoned. As of March 31, 2021, the accrual for restructuring charges was $4.5 million.
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

(Dollar amounts in thousands)	Three Months Ended
	March 31, 2021	March 31, 2020	Q3 FY21 vs. Q3 FY20
Interest expense	$39,092	$39,231	$(139)	—%
Other expense (income), net	$(7,348)	$(1,004)	$6,344	632%
Interest expense as a percentage of total revenues	2%	3%
Other expense (income), net as a percentage of total revenues	< 1%	< 1%
Other expense (income), net during the three months ended March 31, 2021 increased compared to the three months ended March 31, 2020, primarily due to the sale of our interest in PixCell to a South Korean company in the third quarter of fiscal 2021 for total consideration of $20.2 million, for which the $4.4 million gain was recorded as part of other expense (income), net.

(Dollar amounts in thousands)	Nine Months Ended
	March 31, 2021	March 31, 2020	Q3 FY21 YTD vs. Q3 FY20 YTD
Interest expense	$117,358	$120,053	$(2,695)	(2)%
Other expense (income), net	$(269)	$(5,190)	$(4,921)	(95)%
Interest expense as a percentage of total revenues	2%	3%
Other expense (income), net as a percentage of total revenues	< 1%	< 1%

Interest expense during the nine months ended March 31, 2021 decreased compared to the nine months ended March 31, 2020, primarily due to a lower interest rate on our $750.0 million Senior Notes issued in February 2020.
Other expense (income), net during the nine months ended March 31, 2021 decreased compared to the nine months ended March 31, 2020, primarily due to a decrease in interest income of $11.2 million due to lower interest rates, and is partially offset by the $4.4 million gain from the sale of our interest in PixCell.
Loss on Extinguishment of Debt
For the three and nine months ended March 31, 2021, we had no loss on extinguishment of debt. For the three and nine months ended March 31, 2020, loss on extinguishment of debt reflected a pre-tax net loss of $22.5 million associated with the redemption of our $500.0 million of Senior Notes due 2021, including associated redemption premiums, accrued interest and other fees and expenses.

Provision for Income Taxes
The following table provides details of income taxes:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
(Dollar amounts in thousands)	2021	2020	2021	2020
Income before income taxes	$640,403	$115,199	$1,651,611	$911,642
Provision for income taxes	$73,233	$37,190	$207,316	$106,932
Effective tax rate	11.4%	32.3%	12.6%	11.7%

The effective tax rate during the three months ended March 31, 2021 was lower compared to the three months ended March 31, 2020 primarily due to a $256.6 million goodwill impairment charge during the three months ended March 31, 2020, which is non-deductible for income tax. Excluding the goodwill impairment charge, tax expense was higher as a percentage of income before taxes during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 primarily due to the impact of the following item:
• Tax expense increased by $10.9 million during the three months ended March 31, 2021 relating to a decrease in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate.
The effective tax rate during the nine months ended March 31, 2021 was higher compared to the nine months ended March 31, 2020 primarily due to the impact of the following items:
•Tax expense increased by $28.2 million during the nine months ended March 31, 2021 relating to a decrease in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate; partially offset by
•Tax expense decreased by $12.2 million during the nine months ended March 31, 2021 relating to a non-deductible increase in the value of the assets held within our Executive Deferred Savings Plan.
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
Orbotech filed a notice of appeal with respect to the above Tax Decrees with the District Court of Tel Aviv on September 26, 2019. On February 27, 2020, the ITA filed its arguments in support of the Tax Decrees. Orbotech filed the grounds of appeal with respect to the above Tax Decrees on July 30, 2020. We are currently in the pre-trial hearing stage of the process and the next pre-trial meeting is scheduled for June 2021. The ITA and Orbotech are continuing discussions in an effort to resolve this matter in a mutually agreeable manner.
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

In December 2020, Orbotech received an assessment from the ITA with respect to its fiscal years 2015 through 2018 (the “Second Assessment”), for an aggregate amount of tax, after offsetting all NOLs available through the end of 2018, of approximately NIS 227.0 million (equivalent to approximately $68.0 million which includes related interest and linkage differentials to the Israeli consumer price index as of date of the issuance of the Second Assessment). We filed an objection to the Second Assessment with the ITA in March 2021. The objection moved the 2015-2018 audit to the second stage, in which the ITA will review the objections. We believe that our recorded unrecognized tax benefits are sufficient to cover the resolution of the Second Assessment.

Liquidity and Capital Resources

	As of	As of
(Dollar amounts in thousands)	March 31, 2021	June 30, 2020
Cash and cash equivalents	$1,452,150	$1,234,409
Marketable securities	990,575	746,063
Total cash, cash equivalents and marketable securities	$2,442,725	$1,980,472
Percentage of total assets	25%	21%

	Nine Months Ended March 31,
(In thousands)	2021	2020
Cash flows:
Net cash provided by operating activities	$1,719,402	$1,326,004
Net cash used in investing activities	(406,800)	(153,053)
Net cash used in financing activities	(1,105,036)	(1,238,280)
Effect of exchange rate changes on cash and cash equivalents	10,175	(4,490)
Net (decrease) increase in cash and cash equivalents	$217,741	$(69,819)
Cash and Cash Equivalents and Marketable Securities:
As of March 31, 2021, our cash, cash equivalents and marketable securities totaled $2.44 billion, which represents an increase of $462.3 million from June 30, 2020. The increase is due to net cash provided by operating activities of $1.72 billion, partially offset by stock repurchases of $638.8 million, cash used for payment of dividends and dividend equivalents of $420.1 million, capital expenditures of $176.3 million and a net cash usage of $249.9 million related to purchases, sales and maturities of available-for-sale and trading securities.
As of March 31, 2021, $897.5 million of our $2.44 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to indefinitely reinvest $581.8 million of the cash, cash equivalents and marketable securities held by our foreign subsidiaries for which we assert that earnings are permanently reinvested. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay state and foreign taxes of approximately 1% - 22% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued state and foreign tax on the remaining cash of $315.7 million of the $897.5 million held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.

Cash Dividends:
During the three months ended March 31, 2021, our Board of Directors declared a regular quarterly cash dividend of $0.90 per share on our outstanding common stock, which was paid on March 2, 2021 to our stockholders of record as of the close of business on February 19, 2021. During the same period in fiscal year ended June 30, 2020, our Board of Directors declared and paid a regular quarterly cash dividend of $0.85 per share on our outstanding common stock. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended March 31, 2021 and 2020 was $139.3 million and $133.3 million, respectively. The total amount of regular quarterly cash dividends and dividend equivalents paid during the nine months ended March 31, 2021 and 2020 was $420.1 million and $389.7 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of March 31, 2021 and June 30, 2020 was $10.3 million and $8.3 million, respectively. These amounts will be paid upon vesting of the underlying unvested RSU as described in Note 10 “Equity, Long-term Incentive Compensation Plans and Non-Controlling Interest” in the Notes to the Condensed Consolidated Financial Statements.
Stock Repurchases:
The shares repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the nine months ended March 31, 2021 and 2020. The stock repurchase program is intended, in part, to offset the dilution from our equity incentive plans, shares issued in connection with purchases under our ESPP, and the issuance of shares in the Orbotech Acquisition, as well as to return excess cash to our shareholders.
Cash Flows from Operating Activities:
We have historically financed our liquidity requirements through cash generated from our operations. Net cash provided by operating activities during the nine months ended March 31, 2021 was $1.72 billion compared to $1.33 billion during the nine months ended March 31, 2020. This increase of $393.4 million resulted primarily from the following:
•An increase in collections of approximately $751.0 million mainly driven by higher shipments and prepayments during the nine months ended March 31, 2021; partially offset by
•An increase in accounts payable payments of approximately $239.0 million during the nine months ended March 31, 2021;
•An increase in employee related payments of approximately $58.0 million during the nine months ended March 31, 2021;
•An increase in income tax payments of approximately $51.9 million during the nine months ended March 31, 2021; and
•An increase in other tax payments of approximately $13.0 million during the nine months ended March 31, 2021.
Cash Flows used in Investing Activities:
Net cash used in investing activities during the nine months ended March 31, 2021 was $406.8 million compared to $153.1 million during the nine months ended March 31, 2020. This increase in cash used was mainly due to an increase in net purchases of available for sale and trading securities of $285.2 million and an increase in cash paid to purchase fixed assets of $65.4 million, partially offset by a decrease in cash paid for business acquisitions of $78.6 million and an increase in cash received from sale of business of $16.8 million.
Cash Flows used in Financing Activities:
Net cash used in financing activities during the nine months ended March 31, 2021 was $1.11 billion compared to cash used by financing activities of $1.24 billion during the nine months ended March 31, 2020. This decrease was mainly due to a decrease in cash used for common stock repurchases of $190.3 million, partially offset by an increase in cash paid for dividends and dividend equivalents of $30.4 million, and an increase in net debt repayments of $25.6 million.
Senior Notes:
We have senior unsecured notes in the aggregate principal amount of $3.45 billion outstanding as of March 31, 2021. In February 2020, we issued $750 million ("2020 Senior Notes") aggregate principal amount of senior, unsecured long-term notes under which the proceeds were used to redeem $500.0 million of Senior Notes due 2021, including associated redemption premiums, accrued interest and other fees and expenses, to repay borrowings of $200.0 million under the Revolving Credit Facility, and for other general corporate purposes. In March 2019 and November 2014, we issued $1.20 billion (the "2019

Senior Notes") and $2.50 billion (the "2014 Senior Notes" and together with the 2019 Senior Notes and the 2020 Senior Notes, the "Senior Notes"), respectively, aggregate principal amount of senior, unsecured long-term notes. See Note 8 "Debt" of the Notes to the Consolidated Condensed Financial Statements for additional discussion of existing debt. We may seek to refinance our existing debt and may incur additional indebtedness depending on our capital requirements and the availability of financing.
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
As of March 31, 2021, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility:
We have a Credit Agreement (the “Credit Agreement”) providing for a $1.00 billion unsecured Revolving Credit Facility (the “Revolving Credit Facility”), with a maturity date of November 30, 2023. In the second and fourth quarters of fiscal 2020, we borrowed $250.0 million and $200.0 million, respectively, from the Revolving Credit Facility. In the second, third, and fourth quarters of fiscal 2020, we made principal payments of $25.0 million, $200.0 million and $175.0 million, respectively. During the first quarter of the fiscal year ending June 30, 2021, we made a principal payment of $50.0 million on the Revolving Credit Facility so that as of March 31, 2021, we had no outstanding borrowings under the Revolving Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the maturity date, at which time such Revolving Credit Facility will terminate, and all outstanding loans under such facility, together with all accrued and unpaid interest, must be repaid. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility will bear interest, at our option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to 175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to our credit rating. As of March 31, 2021, we elected to pay interest on the borrowed amount under the Revolving Credit Facility at LIBOR plus a spread of 112.5 bps, and we pay an annual commitment fee of 12.5 bps on the daily undrawn balance of the Revolving Credit Facility.
The Revolving Credit Facility requires us to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, we are required to maintain the maximum leverage ratio as described in the Credit Agreement, on a quarterly basis of 3.00 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to a maximum of 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions, as we elected to increase our maximum leverage ratio from January through December 2019 in connection with the Orbotech acquisition. As of March 31, 2021, our maximum allowed leverage ratio was 3.00 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of March 31, 2021 (the interest expense coverage ratio was 16.97 to 1.00 and the leverage ratio was 1.30 to 1.00). Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2021.
Contractual Obligations:
There have been no material changes outside the ordinary course of business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020. For additional details regarding our debt and commitments, refer to Note 8 “Debt” and Note 15 “Commitments and Contingencies,” respectively, in the Notes to the Condensed Consolidated Financial Statements. For additional details regarding our contractual obligations, refer to our Annual Report Form on 10-K for the fiscal year ended June 30, 2020.
Working Capital:
Working capital was $3.38 billion as of March 31, 2021, which represents an increase of $351.9 million compared to our working capital of $3.02 billion as of June 30, 2020. As of March 31, 2021, our principal sources of liquidity consisted of $2.44 billion of cash, cash equivalents and marketable securities. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions, and other factors such as uncertainty in the global and regional economies and the semiconductor, semiconductor related and electronic device industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and availability under our Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.
Our credit ratings as of March 31, 2021 are summarized below:

Rating Agency	Rating
Fitch	BBB+
Moody’s	Baa1
Standard & Poor’s	BBB+
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, material acquisitions and changes in our business strategy.

Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial position, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 15 “Commitments and Contingencies” in the Notes to the Condensed Consolidated Financial Statements for information related to indemnification obligations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analysis performed on our financial position as of March 31, 2021. Actual results may differ materially.
As of March 31, 2021, we had an investment portfolio of fixed income securities of $924.2 million. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of March 31, 2021, the fair value of the portfolio would have declined by $8.9 million.
The fair market value of our long-term fixed interest rate Senior Notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as interest rates fall and decrease as interest rates rise. As of March 31, 2021, our fixed rate Senior Notes had a principal amount, fair value and book value of $3.45 billion, $3.83 billion and $3.42 billion, respectively, due in various fiscal years ranging from 2024 to 2050.
As of March 31, 2021, we do not have any outstanding floating rate debts that are subject to an increase in interest rates. Additionally, as of March 31, 2021, if our credit ratings were downgraded to be below investment grade, the maximum potential increase to our annual commitment fee for the Revolving Credit Facility is estimated to be approximately $0.8 million.
See Note 5 “Marketable Securities” in the Notes to the Condensed Consolidated Financial Statements in Part I, Item 1; “Management’s Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources” in Part I, Item 2; and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for a description of recent market events that may affect the value of the investments in our portfolio that we held as of March 31, 2021.
As of March 31, 2021, we had net forward and option contracts to sell $236.5 million in foreign currency in order to hedge certain currency exposures (see Note 16 “Derivative Instruments and Hedging Activities” in the Notes to the Condensed Consolidated Financial Statements for additional details). If we had entered into these contracts on March 31, 2021, the U.S. dollar equivalent would have been $228.2 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $51.9 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our results of operations or cash flows.

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
•reliance on third-party service providers could result in disruptions if such third parties cannot perform services for us in a timely manner;
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
•shortages in the supply chain could affect our ability to procure components for our products on a timely basis or at all, or could require us to commit to increased purchases and provide longer lead times to secure critical components (refer to Part I Item II "Management's Discussion and Analysis," Executive Summary, for additional information on supply constraints related to the COVID-19 pandemic);
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
A majority of our annual revenues are derived from outside the United States, and we maintain significant operations outside the United States. For the three and nine months ended March 31, 2021, 20% and 24% of our total revenues were from sales made, or services provided to customers in China. We expect that these conditions will continue in the foreseeable future. Managing global operations and sites located throughout the world presents a number of challenges, including but not limited to:
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
•Our ability to receive prepayments for certain of our products and services sold in certain jurisdictions. These prepayments increase our cash flows for the quarter in which they are received. If our practice of requiring prepayments in those jurisdictions changes or deteriorates, our cash flows would be harmed.
•Longer payment cycles and difficulties in collecting accounts receivable outside of the United States;
•Difficulties in managing foreign distributors (including monitoring and ensuring our distributors’ compliance with applicable laws); and
•Inadequate protection or enforcement of our intellectual property and other legal rights in foreign jurisdictions.
In addition, government controls, either by the United States or other countries, that restrict our business overseas or restrict our ability to import or export our products and services or increase the cost of our operations through the imposition of tariffs, new controls, outright bans, or otherwise, could harm our business. For example, the United States Department of Commerce (“Commerce”) has added numerous China-based entities to the U.S. Entity List, including Fujian Jinhua Integrated Circuit Company, Ltd. (“JHICC”), Huawei, and Semiconductor Manufacturing International Corporation, restricting our ability to provide products and services to such entities without an export license. Even if we apply for licenses to sell our products or provide service to companies on Commerce's U.S. Entity List, there can be no assurance that licenses will be granted. In addition, Commerce has imposed new export licensing requirements on China-based customers engaged in military end uses or where Commerce has determined there is a risk of diversion to a military end use, as well as requiring our customers to obtain an export license when they use certain semiconductor capital equipment based on U.S. technology to manufacture products connected to Huawei or its affiliates. To date, these new rules have not significantly impacted our operations, but we are continually monitoring their impact. If additional companies are added to Commerce's U.S. Entity List, or other licensing requirements or restrictions are imposed, thereby limiting our ability to sell our products or services to other customers in

China, our business could be significantly harmed. Similar actions by the U.S. government or another country could impact our ability to provide our products and services to existing and potential customers.
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
In the conduct of our business, we collect, use, transmit and store data on information systems and networks, including systems and networks owned and maintained by KLA and third-party providers. This data includes confidential information, transactional information and intellectual property belonging to us, our customers and our business partners, as well as personally identifiable information of individuals. We allocate significant resources to network security, data encryption and other measures to protect our information systems and data from unauthorized access or misuse. Despite our ongoing efforts to enhance our network security measures, our and our third-party providers' information systems and networks are susceptible to computer viruses, cyber-related security breaches and similar disruptions from unauthorized intrusions, tampering, misuse, or criminal acts made directly against, or through our third-party providers and against, our systems and networks, including phishing, or other events or developments that we may be unable to anticipate or fail to mitigate and are subject to the inherent vulnerabilities of network security measures. We have experienced cyber-related attacks in the past, and may experience cyber-related attacks in the future. Our security measures may also be breached due to employee errors, malfeasance, or otherwise. Third parties may also attempt to influence employees, users, suppliers or customers to disclose sensitive information in order to gain access to our, our customers’ or business partners’ data. Because the techniques used to obtain unauthorized access to the information systems change frequently, and may not be recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures.
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
The threat of terrorism targeted at, or acts of war in, the regions of the world in which we do business increases the uncertainty in our markets. Any act of terrorism or war that affects the economy or the industries we serve could adversely affect our business. Increased international political instability in various parts of the world, disruption in air transportation and further enhanced security measures as a result of terrorist attacks may hinder our ability to do business and may increase our costs of operations. We maintain significant operations in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and a state of hostility varying in degree and intensity, has led to security and economic challenges for Israel. In addition, some of our employees in Israel are obligated to perform annual reserve duty in the Israel Defense Forces, and may be called to active military duty in emergency circumstances. We cannot assess the impact that emergency conditions in Israel in the future may have on our business, operations, financial condition or results of operations, but it could be material. Instability in any region could directly impact our ability to operate our business (or our customers’ ability to operate their businesses), cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs, and cause international currency markets to fluctuate. Instability in the region could also have the same effects on our suppliers and their ability to timely deliver their products. If international political instability continues or increases in any region in which we do business, our business and results of operations could be harmed. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.

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
In addition, recent changes to U.S. tax laws will significantly impact how U.S. multinational corporations are taxed on foreign earnings. As of December 31, 2018, we have completed our accounting for the tax effects of the Tax Cuts and Jobs Act (the "Tax Act"), which was enacted into law on December 22, 2017. However, the recent U.S tax law changes are subject to future guidance from U.S. federal and state governments, such as the Treasury Department and/or the IRS. Any future guidance can change our tax liability. A significant portion of the income taxes due to the enactment of the Act is payable by us over a period of eight years. As a result, our cash flows from operating activities will be adversely impacted until tax liability is paid in full. Numerous countries are evaluating their existing tax laws due in part, to recommendations made by the Organization for Economic Co-operation and Development’s (“OECD’s”) Base Erosion and Profit Shifting (“BEPS”) project. Furthermore, President Biden put forth several corporate income tax proposals during his campaign, including a significant increase in the corporate income tax rate and changes in the taxation of non-U.S. income. While it is too early to predict the outcome of these proposals, if enacted, they could have a material impact on our income tax liability.
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
•Differing market growth rates and capital requirements for different applications, such as memory and foundry/logic;
•Lower level of process control adoption by our memory customers compared to our foundry/logic customers;
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
•New orders from our foundry/logic customers in the past several years have constituted a significant portion of our total orders. This concentration increases the impact that future business or technology changes within the foundry/logic industry may have on our business, financial condition and operating results.
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
We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply these materials. We generally do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers’ orders, we do not maintain an extensive inventory of materials for manufacturing. Through our business interruption planning, we seek to minimize the risk of production and service interruptions and/or shortages of key parts by, among other things, monitoring the financial stability of key suppliers, identifying (but not necessarily qualifying) possible alternative suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, certain key parts are available only from a single supplier or a limited group of suppliers. Also, key parts we obtain from some of our suppliers incorporate the suppliers’ proprietary intellectual property; in those cases, we are increasingly reliant on third parties for high-performance, high-technology components, which reduces the amount of control we have over the availability and protection of the technology and intellectual property that is used in our products. In addition, if certain of our key suppliers experience liquidity issues and are forced to discontinue operations, which is a heightened risk especially during economic downturns, it could affect their ability to deliver parts and could result in delays for our products. Similarly, especially with respect to suppliers of high-technology components, our suppliers themselves have increasingly complex supply chains, and delays or disruptions at any stage of their supply chains may prevent us from obtaining parts in a timely manner and result in delays for our products. Our operating results and business may be adversely impacted if we are unable to obtain parts to meet our production requirements and product specifications, or if we are only able to do so on unfavorable terms. Furthermore, a supplier may discontinue production of a particular part for any number of reasons, including the supplier’s financial condition or business operational decisions, which would require us to purchase, in a single transaction, a large number of such discontinued parts in order to ensure that a continuous supply of such parts remains available to our customers. Such “end-of-life” parts purchases could result in significant expenditures by us in a particular period, and ultimately any unused parts may result in a significant inventory write-off, either of which could have an adverse impact on our financial condition and results of operations for the applicable periods. Refer to Part I Item II "Management's Discussion and Analysis," Executive Summary, for additional information on supply constraints related to the COVID-19 pandemic.
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

We have a leveraged capital structure.
As of March 31, 2021 we had $3.45 billion aggregate principal amount of senior, unsecured long-term notes. Additionally, we have commitments for an unfunded Revolving Credit Facility of $1.00 billion under the Credit Agreement. We may incur additional indebtedness in the future by accessing the unfunded portion of our Revolving Credit Facility and/or entering into new financing arrangements. For example, at the same time we announced our intention to acquire Orbotech, we also announced a new stock repurchase program authorizing the repurchase up to $2.00 billion of our common stock, which was subsequently increased by another $1.00 billion, a large portion of which may be financed with new indebtedness. Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this section. There can be no assurance that we will be able to manage any of these risks successfully.
In certain circumstances involving a change of control followed by a downgrade of the rating of a series of Senior Notes by at least two of Moody’s, S&P and Fitch Inc., unless we have exercised our right to redeem the Senior Notes of such series, we will be required to make an offer to repurchase all or, at the holder’s option, any part, of each holder’s Senior Notes of that series pursuant to the offer described below (the “Change of Control Offer”). In the Change of Control Offer, we will be required to offer payment in cash equal to 101% of the aggregate principal amount of Senior Notes repurchased plus accrued and unpaid interest, if any, on the Senior Notes repurchased, up to, but not including, the date of repurchase. We cannot make any assurance that we will have sufficient financial resources at such time nor that we will be able to arrange financing to pay the repurchase price of that series of Senior Notes. Our ability to repurchase that series of notes in such event may be limited by law, by the indenture associated with that series of Senior Notes, or by the terms of other agreements to which we may be party at such time. If we fail to repurchase that series of Senior Notes as required by the terms of such Senior Notes, it would constitute an event of default under the indenture governing that series of Senior Notes which, in turn, may also constitute an event of default under our other obligations.
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
If we fail to comply with these covenants, we will be in default and our borrowings will become immediately due and payable. There can be no assurance that we will have sufficient financial resources nor that we will be able to arrange financing to repay our borrowings at such time. In addition, certain of our domestic subsidiaries are required to guarantee our borrowings under our Revolving Credit Facility. In the event we default on our borrowings, these domestic subsidiaries shall be liable for our borrowings, which could disrupt our operations and result in a material adverse impact on our business, financial condition or stock price.
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
In addition, in our commercial agreements, from time to time in the normal course of business, we indemnify third parties with whom we enter into contractual relationships, including customers, suppliers and lessors, with respect to certain matters. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, other third party claims that our products when used for their intended purposes infringe the intellectual property rights of such other third parties, or other claims made against certain parties. We may be compelled to enter into or accrue for probable settlements of alleged indemnification obligations, or we may be subject to potential liability arising from our customers’ involvements in legal disputes. In addition, notwithstanding the provisions related to limitations on our liability that we seek to include in our business agreements, the counterparties to such agreements may dispute our interpretation or application of such provisions, and a court of law may not interpret or apply such provisions in our favor, any of which could result in an obligation for us to pay material damages to third parties and engage in costly legal proceedings. It is difficult to determine the maximum potential amount of liability under any indemnification obligations, whether or not asserted, due to our limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in any particular claim. Our business, financial condition and results of operations in a reported fiscal period could be materially and adversely affected if we expend significant amounts in defending or settling any purported claims, regardless of their merit or outcomes.
We are also exposed to potential costs associated with unexpected product performance issues. Our products and production processes are extremely complex and, thus, could contain unexpected product defects, especially when products are first introduced. Unexpected product performance issues could result in significant costs being incurred by us, including increased service or warranty costs, providing product replacements for (or modifications to) defective products, litigation related to defective products, reimbursement for damages caused by our products, product recalls, or product write-offs or disposal costs. These costs could be substantial and could have an adverse impact upon our business, financial condition and operating results. In addition, our reputation with our customers could be damaged as a result of such product defects, which could reduce demand for our products and negatively impact our business.
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
Historically, we have recorded material restructuring charges related to our prior global workforce reductions, large excess inventory write-offs, and material impairment charges related to our goodwill and purchased intangible assets. Workforce changes can also temporarily reduce workforce productivity, which could be disruptive to our business and adversely affect our results of operations. In addition, we may not achieve or sustain the expected cost savings or other benefits of our restructuring plans, or do so within the expected time frame. If we again restructure our organization and business processes, implement additional cost-reduction actions or discontinue certain business operations, we may take additional, potentially material, restructuring charges related to, among other things, employee terminations or exit costs. We may also be required to write-off additional inventory if our product build plans or usage of service inventory decline. Also, as our lead times from suppliers increase (due to the increasing complexity of the parts and components they provide) and the lead times demanded by our customers decrease (due to the time pressures they face when introducing new products or technology or bringing new facilities into production), we may be compelled to increase our commitments, and therefore our risk exposure, to inventory purchases to meet our customers’ demands in a timely manner, and that inventory may need to be written-off if demand for the underlying product declines for any reason. Such additional write-offs could result in material charges.
We have recorded material charges related to the impairment of our goodwill and purchased intangible assets. Goodwill represents the excess of costs over the net fair value of net assets acquired in a business combination. Goodwill is not amortized, but is instead tested for impairment at least annually in accordance with authoritative guidance for goodwill. Purchased intangible assets with estimable useful lives are amortized over their respective estimated useful lives based on economic benefit if known or using the straight-line method, and are reviewed for impairment in accordance with authoritative guidance for long-lived assets. The valuation of goodwill and intangible assets requires assumptions and estimates of many critical factors, including, but not limited to, declines in our operating cash flows, declines in our stock price or market capitalization, declines in our market share, and declines in revenues or profits. A substantial decline in our stock price, or any other adverse change in market conditions, particularly if such change has the effect of changing one of the critical assumptions or estimates we previously used to calculate the value of our goodwill or intangible assets (and, as applicable, the amount of any previous impairment charge), could result in a change to the estimation of fair value that could result in an additional impairment charge.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2021 to January 31, 2021	195,823	$291.06	195,823	$609,223,775
February 1, 2021 to February 28, 2021	300,504	$312.13	300,504	$515,428,122
March 1, 2021 to March 31, 2021	409,906	$299.21	409,906	$392,779,238
Total	906,233	$301.73	906,233
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

10.1	Calendar Year 2021 Executive Incentive Plan*+

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350^

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Denotes a management contract, plan or arrangement.
+ Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601 (b)(10).
^ Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA CORPORATION
(Registrant)

April 30, 2021	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

April 30, 2021	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 30, 2021	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)