Form 10-K
period 2021-06-30
KLA CORP
filed 2021-08-06
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as of December 31, 2020, was approximately $39.86 billion.
The registrant had 152,737,157 shares of common stock outstanding as of July 19, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2021 Annual Meeting of Stockholders (“Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended June 30, 2021, are incorporated by reference into Part III of this report.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continues,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include those regarding, among others: the future impacts of the COVID-19 pandemic; forecasts of the future results of our operations, including profitability; orders for our products and capital equipment generally; sales of semiconductors; the investments by our customers in advanced technologies and new materials; growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of backlog; our future product shipments and product and service revenues; our future gross margins; our future research and development (“R&D”) expenses and selling, general and administrative (“SG&A”) expenses; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for R&D; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future effective income tax rate; our recognition of tax benefits; the effects of any audits or litigation; future payments of dividends to our stockholders; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments, cash generated from operations and the unfunded portion of our Revolving Credit Facility (as defined below) to meet our operating and working capital requirements, including debt service and payment thereof; future dividends, and stock repurchases; our compliance with the financial covenants under the Credit Agreement (as defined below) for our Revolving Credit Facility; the adoption of new accounting pronouncements including Accounting Standards Codification (“ASC”) 326, Measurement of Credit Losses on Financial Instruments (“ASC 326”) and Income Taxes (“ASC 740”); and our repayment of our outstanding indebtedness.
Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to:
• The impact of the COVID-19 pandemic on the global economy and on our business, financial condition and results of operations, including the supply chain constraints we are experiencing as a result of the pandemic;
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
•Cybersecurity threats, cyber incidents affecting our and our service providers’ systems and networks and our ability to access critical information systems for daily business operations;
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
•Legal, regulatory and tax environments in which we perform our operations and conduct our business and our ability to comply with relevant laws and regulations;
•Our ability to pay interest and repay the principal of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating and the ongoing interest rate environment, among other factors;
•Instability in the global credit and financial markets;
ii

•Our exposure to currency exchange rate fluctuations, or declining economic conditions in those countries where we conduct our business;
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
For a more detailed discussion of these and other risk factors, that might cause or contribute to differences from the forward looking statements in this report, see Item 1A, “Risk Factors” in this Annual Report on Form 10-K, as well as in Item 1, “Business” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q that we will file in the fiscal year ending June 30, 2022. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation and do not intend to update the forward-looking statements in this report after the date hereof.
iii

PART I
ITEM 1.BUSINESS
Certain industry and technical terms used in this section are defined in the subsection entitled “Glossary” found at the end of this Item 1.
The Company
KLA Corporation and its majority-owned subsidiaries (“KLA” or the “Company” and also referred to as “we,” “our,” “us,” or similar references) is a global leader in process control and a supplier of process-enabling solutions for a broad range of industries, including semiconductors, printed circuit boards (“PCB”) and displays. We provide solutions for manufacturing and testing wafers and reticles, integrated circuits (“IC” or “chip”), packaging, light-emitting diodes (“LED”), power devices, compound semiconductor devices, microelectromechanical systems (“MEMS”), data storage, PCBs, flat and flexible panel displays, and general materials research, as well as providing contracted and comprehensive installation and maintenance services across our installed base.
KLA was formed as KLA-Tencor in April 1997 through the merger of KLA Instruments Corporation and Tencor Instruments, two long-time leaders in the semiconductor capital equipment industry that began operations in 1975 and 1976, respectively.
On February 20, 2019 (the “Acquisition Date” relating to this specific acquisition), KLA completed the acquisition of Orbotech, Ltd. (the “Orbotech Acquisition” and “Orbotech,” respectively ), a global supplier of yield-enhancing and process-enabling solutions for the manufacture of electronics products, in order to target growth opportunities in new and expanding end markets. We transformed our organizational structure into four reportable segments: Semiconductor Process Control; Specialty Semiconductor Process; PCB, Display and Component Inspection; and Other.
Within the Semiconductor Process Control segment, our comprehensive portfolio of inspection, metrology and data analytics products, and related services, help integrated circuit manufacturers achieve target yield throughout the entire semiconductor fabrication process, from R&D to final volume production. KLA’s portfolio of differentiated products and services are designed to provide comprehensive solutions to help customers accelerate development and production ramp cycles, achieve higher and more stable semiconductor die yields and improve their overall profitability.
In the Specialty Semiconductor Process segment, KLA develops and sells advanced vacuum deposition and etching process tools, which are used by a broad range of specialty semiconductor customers, including manufacturers of MEMS, radio frequency (“RF”) communication semiconductors, and power semiconductors for automotive and industrial applications.
In the PCB, Display and Component Inspection segment, KLA enables electronic device manufacturers to inspect, test and measure PCBs, flat panel displays (“FPD”) and ICs to verify their quality, deposit a pattern of desired electronic circuitry on the relevant substrate and perform three-dimensional shaping of metalized circuits on multiple surfaces.
KLA’s suite of advanced products, coupled with its unique yield management software and services, allow us to deliver the solutions our semiconductor, PCB and display customers need to achieve their productivity goals by significantly reducing their risks and costs and improving their overall profitability and return on investment (“ROI”).
Additional information about KLA is available at www.kla.com. The Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on the website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Information contained on KLA’s website is not part of this Annual Report on Form 10-K or KLA’s other filings with the SEC. Additionally, these filings may be obtained through the SEC’s website (www.sec.gov), which contains reports, proxy and information statements, and other information regarding issuers that file electronically.
Investors and others should note that KLA announces material financial information to investors using an investor relations website (ir.kla.com), which includes KLA’s SEC filings, press releases, public earnings calls and conference webcasts. The investor relations website is used to communicate with the public about the Company, products, services and other matters.
Industry
General Background
KLA’s core focus is enabling technological advances as well as improving manufacturing yields in the semiconductor industry. The semiconductor fabrication process begins with a bare silicon wafer—a round disk that is typically 200 millimeters or 300 millimeters in diameter, about as thick as a credit card and gray in color. The process of manufacturing wafers is highly sophisticated and involves the creation of large ingots of silicon by pulling them out of a vat of molten silicon. The ingots are then sliced into wafers. Prime silicon wafers are then polished to a mirror finish. Other, more specialized wafers, such as epitaxial silicon (“epi”), silicon on insulator (“SOI”), gallium nitride (“GaN”) and silicon carbide (“SiC”) are also common in the semiconductor industry.
The manufacturing cycle of an IC is grouped into three phases: design, fabrication and testing. IC design involves the architectural layout of the circuit, as well as design verification and reticle generation. The fabrication of a semiconductor chip(or “semiconductor”) is accomplished by depositing a series of film layers that act as conductors, semiconductors or insulators on bare wafers. The deposition of these film layers is interspersed with numerous other process steps that create circuit patterns, remove portions of the film layers, and perform other functions such as heat treatment, measurement and inspection. Most advanced chip designs require hundreds of individual steps, many of which are performed multiple times. The majority of chips consist of two main structures: the lower structure, typically consisting of transistors or capacitors which perform the “smart” functions; and the upper “interconnect” structure, typically consisting of circuitry which connects the components in the lower structure. When the layers on the wafer have been fabricated, each chip on the wafer is tested for functionality. The wafer is then cut into individual chips, and the chips that pass functional testing are packaged. Final testing is performed on all packaged chips. Packaged chips are then mounted onto PCBs for connection to the rest of the electronic system. Additionally, FPDs are manufactured using processes similar to ICs (e.g., film deposition, photolithography, etching) except using glass as the starting substrate.
The semiconductor capital equipment industry is currently experiencing multiple growth drivers bolstered by demand for semiconductors from leading edge foundry and logic manufacturers to support computational power and connectivity for markets such as artificial intelligence (“AI”) and 5G wireless technology. Growth of virtual engagement has been driven by COVID-19 related travel restrictions and quarantines, as well as work from home requirements, and advances in healthcare and industrial applications. These factors together with the increasing adoption of electric vehicles and intelligence in automobiles are powering leading-edge node technology investments and capacity expansions. Intertwined in these areas, spurred by the requirements of big data, is the growth in demand for memory chips. Finally, China continues to emerge as a major region for the manufacturing of logic and memory chips, adding to its role as the world’s largest consumer of ICs. Government initiatives are propelling China to expand its domestic manufacturing capacity. China is currently seen as an important long-term growth region for the semiconductor capital equipment sector.
The semiconductor industry continually introduces numerous technology changes to support this multi-segmented market growth. KLA’s inspection, metrology and data analytics technologies play key roles in enabling our customers to develop and manufacture advanced semiconductor devices to support and innovate around these trends.
Companies that anticipate future market demands by developing and advancing new technologies and manufacturing processes are better positioned to lead in the semiconductor market. Accelerating the yield ramp and maximizing production yields of high-performance devices are key goals of modern semiconductor manufacturing. Ramping to high-volume production ahead of competitors can dramatically increase the revenue an IC manufacturer realizes for a given product. Leading semiconductor manufacturers are investing in simultaneous production integration of multiple new process technologies, some requiring new substrate and film materials, new geometries, advanced multi-patterning optical and extreme ultraviolet (“EUV”) lithography, and advanced packaging techniques. While many of these technologies have been adopted at the development and pilot production stages of semiconductor manufacturing, significant challenges and risks associated with each technology have affected the adoption of these technologies into full-volume production. For example, as design rules decrease, yields become more sensitive to the size and density of defects. Device performance characteristics (namely speed, capacity or power management) also become more sensitive to parameters such as linewidth and film thickness variation. New process materials, such as photoresists for EUV lithography, require extensive characterization before they can be used in the manufacturing process. Moving several of these advanced technologies into production at once only adds to the risks that chipmakers face.
The continuing evolution of semiconductors to smaller geometries and more complex multi-level circuitry has significantly increased the performance and cost requirements of the capital equipment used to manufacture these devices. Construction of an advanced wafer fabrication facility today can cost well above $10 billion, substantially more than previous-generation facilities. In addition, chipmakers are demanding increased productivity and higher returns from their manufacturing equipment and are also seeking ways to extend the performance of their existing equipment.
By developing new process control and yield management tools that help chipmakers accelerate the adoption and production of these new technologies at scale, KLA enables customers to better leverage increasingly expensive facilities and improve ROI. Once customers’ production lines are operating at high volume, KLA’s systems monitor to ensure yields are stable and process excursions are identified for quick resolution. In addition, each new generation’s smaller design rules, coupled with new materials, device innovation and increased in-process variability, require a subsequent increase in inspection and metrology sampling, which drives demand for KLA’s portfolio of products.

KLA systems not only analyze defectivity and metrology issues at critical points in the wafer, reticle and IC manufacturing processes, but also provide information to our customers so they can identify and address the underlying process issues. The ability to locate the source of defects and resolve the underlying process issues enables KLA customers to improve control over their manufacturing processes, increasing their yield of high-performance parts and delivering products to market faster, thus maximizing profits. With a broad portfolio of application-focused technologies and dedicated yield technology expertise, KLA is a key supplier of comprehensive yield management solutions for customers’ next-generation products. KLA helps customers anticipate and respond to the challenges posed by shrinking device sizes, the transition to new production materials, new device and circuit architectures, more demanding lithography processes and new packaging techniques.
KLA’s business under SPTS Technologies Ltd. (“SPTS”), which KLA acquired through the acquisition of SPTS’s parent company, Orbotech, develops and sells differentiated custom deposition and etching solutions for fast-growing markets, such as power and analog devices, RF communication semiconductors, photonics devices and MEMS. These devices, which are often built on non-traditional substrates like SiC and GaN, have become critical to accelerating some of the secular trends in automotive, industrial and communication industries. For instance, infrastructure for 5G creates demand for RF components, sometimes built on GaN substrate. New SiC based power devices are moving into volume production for electric vehicles. In addition, high-density packaging is growing to support premium smartphones and AI computing chips in data centers.
KLA’s Orbotech business provides a comprehensive portfolio of PCB services and solutions to accelerate technology transitions and production ramp. Our portfolio includes inline inspection tools to monitor the quality of PCB fabrication, equipment to repair defective boards, digital imaging technologies to print fine geometry according to the design, and computer aided manufacturing (“CAM”) software. Growth in the PCB business is driven mainly by investments in 5G technology and its supporting applications: smartphones, autonomous vehicles, AI and cloud servers/high performance computing. These applications will be based on several technological segments including flexible printed circuits (“FPC”), high density interconnect (“HDI”), PCBs, and IC substrates.
KLA’s Orbotech business also provides complete yield management solutions for the FPD market including automated optical inspection (“AOI”) systems, repair technologies and electrical testers. An accelerated transition to organic light emitting diode (“OLED”) displays to serve the mobile market, introduction of OLED technology for large size televisions, and a steep ramp in liquid crystal display (“LCD”) production for televisions in China are driving the FPD business. New technologies, such as microLED, represent a growth opportunity for KLA in the display market.
Products
KLA develops industry-leading equipment and services that enable innovation throughout the electronics industry. We provide advanced process control and process-enabling solutions for manufacturing wafers, reticles, ICs, packaging, PCBs, and flat and flexible panel displays.
KLA’s inspection, metrology and data analytics products and related offerings can be broadly categorized as supporting customers in the following groups: Chip and Wafer Manufacturing; Reticle Manufacturing; Packaging Manufacturing; Compound Semiconductor and Hard Disk Drive Manufacturing; and General Purpose/Lab Applications. Orbotech’s inspection, repair, imaging, additive printing, laser drilling, electrical testing, CAM, and software solutions, support customers in PCB Manufacturing and Flexible and FPD Manufacturing. SPTS’s wafer processing equipment supports customers in Advanced Packaging Manufacturing and manufacturing of semiconductor devices such as MEMS and Sensors, high speed RF ICs, power semiconductors and LED/microLEDs. The Company’s significant product categories are described below, followed by the broader product table.
Semiconductor Manufacturing:
Chip and Wafer Manufacturing
KLA’s comprehensive portfolio of defect inspection, review, metrology, patterning simulation, in situ process monitoring and data analytics products, and related service, software and other offerings, helps substrate and chip manufacturers manage quality throughout the wafer and chip fabrication processes. These offerings are designed to help our customers accelerate their development and production ramp cycles, achieve higher and more stable semiconductor die yields and improve their overall profitability.
Defect Inspection and Review
KLA’s wafer defect inspection and review systems cover a broad range of applications for IC and substrate manufacturers, including R&D, wafer qualification, reticle qualification, and tool, process and line monitoring. Patterned and unpatterned wafer inspectors find particles, pattern defects and electrical issues on the front surface, back surface and edge of the wafer, allowing engineers to detect and monitor critical yield and reliability excursions. Our defect review systems capture high resolution images of the defects detected by inspection tools, helping substrate manufacturers and chipmakers identify and resolve yield issues. Fabs rely on our high sensitivity reticle inspection systems to identify defects on reticles at an early stage and to prevent reticle defects from printing on production wafers. By implementing our defect inspection and review systems, chipmakers and substrate manufacturers can take quick corrective action, resulting in faster quality improvement and better time to market.
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
In Situ Process Monitoring
KLA’s sensor product portfolio includes advanced wireless and wired wafers and reticles that enable in situ monitoring of the production process environment for many semiconductor, FPD and reticle fabrication processes, and fab-wide monitoring of automated wafer handling.
Patterning Simulation
KLA’s computational lithography software is used by researchers at advanced IC manufacturers, lithography hardware suppliers, track companies and material providers to explore critical feature designs, manufacturability and process-limited yield of proposed lithographic and patterning technologies without the time and expense of printing hundreds of test wafers using experimental materials and prototype process equipment.
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
Packaging Manufacturing
KLA’s extensive portfolio of packaging solutions accelerates the manufacturing process for outsourced semiconductor assembly and test (“OSAT”) providers, device manufacturers and foundries for a wide range of packaging applications. Innovations in advanced packaging, such as 2.5D/3D IC integration using through silicon vias (“TSV”), wafer-level chip scale packaging (“WLCSP”), fan-out wafer-level packaging (“FOWLP”) and heterogeneous integration as well as a wide range of IC substrates create new and evolving process requirements. KLA offers systems for packaging inspection, metrology, die sorting and data analytics focused on meeting quality standards and increasing yield before and after singulation. SPTS provides a broad range of etch and deposition process solutions for advanced packaging applications. Orbotech offers a portfolio of technologies that includes AOI, automated optical shaping (“AOS”), direct imaging (“DI”), UV laser drilling, inkjet/additive printing and software solutions to ensure manufacture of the highest quality of IC substrates.
Wafer Inspection and Metrology
KLA’s wafer inspection and metrology systems for advanced wafer-level packaging provide the data required for chip manufacturers to increase yield by providing traceability throughout their increasingly complex manufacturing processes. Smaller feature sizes, new integration schemes and the heterogeneous integration of multiple components into single packages result in tighter process control requirements. Our systems allow engineers to quickly detect, resolve and monitor excursions to provide greater control of quality for improved device performance.
Die Sorting and Inspection
KLA’s die sorting and inspection system provides inspection before die assembly to help engineers quickly identify any issues during the dicing process of wafer-level packages. The evolution of wafer-level packaging technologies has introduced new materials into the process that can be susceptible to cracking during dicing such as low-k materials in fan-in wafer-level packages. Our system assists chip manufacturers to decrease production risk by identifying defects quickly during die sorting to ensure higher outgoing quality to the next step in the assembly process.
IC Component Inspection and Metrology
KLA’s packaged component inspection and metrology systems characterize key features of advanced and traditional package types with varying size and interconnect styles. Our systems provide sensitivity to a variety of defect types as well as accurate and repeatable 3D metrology measurements, which together provide packaging manufacturers the data required to improve their yield while effectively sorting components so that defective parts are quickly removed. By providing flexible systems capable of handling a large variety of package types, engineers can further increase overall operational effectiveness in a dynamic manufacturing environment.
Wafer Processing Systems
SPTS offers a range of plasma etch and deposition process technologies for advanced packaging schemes – from High Density FOWLP to the most advanced 3D packages where two or more die, potentially for different functions, are stacked and connected in the vertical direction with TSVs filled with metal. Leveraging decades of expertise in silicon etching, SPTS also offers the most advanced plasma dicing solutions for dicing before grind (“DBG”) or dicing after grind (“DAG”) of wafers up to 300mm in diameter. SPTS’s production-proven processes and precise process control allow chip manufacturers to lower production costs and improve reliability, performance and multi-function integration.
IC Substrate Production Processes
Based on decades of experience, Orbotech's portfolio of technologies for IC substrates includes a variety of DI, AOI, AOS of defects, UV laser drilling, inkjet/additive printing and software solutions. Orbotech's advanced solutions for IC substrates enable manufacturers to build high capacity, high quality, high precision interconnection products for advanced IC packaging while optimizing their productivity and cost efficiency.
Compound Semiconductor, Power Device, LED, MEMS and Data Storage Media/Head Manufacturing
KLA has a comprehensive portfolio of inspection, metrology, and data analytics systems to support power devices, RF communications, LED, photonics, MEMS, concentrator photovoltaic (“CPV”) solar and display manufacturing. With the adoption of high brightness LEDs for solid-state lighting and automotive applications, LED device makers are targeting aggressive cost and performance improvements, requiring more emphasis on improved process control and yield. Similarly, leading power device manufacturers are targeting faster development and ramp times, high product yields and lower device costs, and are implementing solutions for characterizing yield-limiting defects and processes. KLA’s inspection, metrology and data analytics systems help these manufacturers control their processes and increase yield.
General Purpose/Lab Applications
A range of industries, including general scientific and materials research and optoelectronics, require measurements of surface topography and film thickness to either control their processes or research new material characteristics. Offered under the KLA Instruments brand, the typical surface metrology parameters that our tools address include flatness, roughness, curvature, peak-to-valley, asperity, waviness, texture, volume, sphericity, slope, density, stress, hardness, bearing ratio and step height (mainly in the micron to nanometer range). Film thickness measurements can also include determination of refractive index. We also offer a portfolio of high-throughput nanomechanical testers for material characterization, including hardness, modulus and adhesion.
Previous-Generation KLA Systems
Our KLA Pro business provides fully refurbished systems, remanufactured legacy systems, and enhancements and upgrades for previous-generation KLA systems. When a customer needs to move to the next manufacturing node, or improve their manufacturing productivity, KLA’s Pro offerings can help maximize the value of the customer’s existing assets.
Specialty Semiconductor Process:
Our SPTS business designs, manufactures and markets wafer processing solutions for the global semiconductor and related industries. It provides etch and deposition processes on a range of single wafer handling platforms for wafer sizes up to 330mm, as well as 400mm taped frame assemblies. These products include etch and deposition equipment designed to address advanced IC packaging manufacturing, and also manufacturing of semiconductor, compound semiconductor and microelectronic devices such as MEMS and Sensors, high speed RF IC, power semiconductors, and LED/MicroLEDs. The technology and products of SPTS are used by universities, research institutes, and full-scale production companies.

PCB and Display Manufacturing:
Printed Circuit Board Manufacturing
PCBs are the basic interconnect platforms for the electronic components that comprise all electronic equipment. An assembly of one or more PCBs on which desired components have been mounted forms an essential part of most electronic products. PCBs are manufactured in a series of complex steps, generally starting with a sheet of epoxy-fiberglass (or other material with electric insulating qualities), laminated with a conducting material such as copper. The conductor pattern is subsequently transferred to a photo-imageable layer which is coated over the conductive layer substrate either through a DI or masked based photolithographic process followed by a chemical development and etching removal process of excess conducting material, leaving the desired conducting metal pattern printed on the layer.
Because of the complexity of each step in the process of PCB manufacturing, sophisticated equipment is required in order to enable manufacturing, especially of high complexity boards where high accuracy is required. Dimensions of PCB boards change during the manufacturing process and digital printing is required in order to compensate for these changes and meet demand for high accuracy. PCBs are susceptible to various defects (electrical shorts, open circuits and insufficient or off-measure conductor widths), inspection is required throughout PCB production to identify such defects, which are then repaired, if possible. Early detection of these defects increases the possibility of successful repair and reduces the number of unusable boards, thereby reducing the overall cost to the manufacturer. Early detection and repair are particularly valuable in cases of multilayered and “build-up” boards, wherein PCB layers are embedded inside the finished board.
The Orbotech PCB businesses offer several solutions intended for use by manufacturers of PCBs to streamline and increase the efficiency and yield of PCB production, including the integrated pre-production software solutions that automate the entire process from quotation to the production floor.
Display Manufacturing
FPDs, which include LCDs, OLED displays and other types of displays, are currently used for laptop and desktop computers, tablets, televisions, smartphones, public electronic signs, automotive displays, digital and video cameras, augmented reality/virtual reality (“AR/VR”), wearable devices and a variety of other devices for technical, medical, aerospace and consumer electronics applications. LCDs and OLEDs are susceptible to various defects, many of which result from the deposition, photolithography and etching processes used in their production. Detection and repair of these defects during the production process allow manufacturers to improve monitoring of their production processes, avoid the expense of further costly material and improve their yields.
The Orbotech FPD businesses provide AOI and electrical testing systems to identify and classify defects that may impact the performance of the display panel, while our repair systems are designed to enable customers to repair defects, thereby further improving the manufacturer’s yield and grade (quality) of displays. MicroLED, a new emerging technology, is evolving for high-end applications such as smartwatches and televisions that will enable revolutionary interactive products.
KLA Services:
Our service programs enable our customers in all business sectors to maintain the high performance and productivity of our products through a flexible array of service options. Whether a manufacturing site is producing wafers, reticles, ICs, display or PCB products, our highly trained service teams collaborate with customers to determine the best products and services to meet technology and business requirements.

Product Table

MARKETS	APPLICATIONS	PRODUCTS
Chip and Wafer Manufacturing
Defect Inspection | Review
	Patterned Wafer	39xx, 29xx Series eSL10™ C205 Puma™ Series Voyager® Series
	High Productivity and All Surface	CIRCL™ with 8 Series, CV350i, BDR300™ and Micro300 modules 8 Series
	Unpatterned Wafer/Surface	Surfscan® SPx Surfscan® SP Ax Series
	Electron-beam Review	eDR7xxx™ Series
Metrology
	Overlay	Archer™ Series ATL™ Series
	Optical CD and Shape	SpectraShape™ Series
	Film Thickness/Index	SpectraFilm™ Series Aleris® Series Filmetrics® F Series products
	Wafer Geometry and Topography	WaferSight™ Series PWG™ Series MicroSense UltraMap® Series
	Edge Bead Removal	CIRCL™
	Ion Implant and Anneal	Therma-Probe® 680XP
	Resistivity	OmniMap® RS product family CAPRES CIPTech® CAPRES microHall® Series CAPRES microRSP® Series
	Magnetic Metrology	MicroSense PKMRAM MicroSense KerrMapper
	Surface Metrology	HRP® Series Tencor™ P Series Zeta™ Series
Data Analytics
	Inspection and Metrology Data Analysis	Klarity® product family 5D Analyzer® SPOT™ RDC FabVision® ProDATA™ Qoniac OVALiS I-PAT®
In Situ Process Management
	Lithography, Plasma Etch, Deposition, Chemical Mechanical Planarization/Polishing, Ion Implant, Wet Processing, e-beam Mask Write, Reticle Processing, Wafer Handling	SensArray® product family
In Situ Data Analytics
	Lithography, Plasma Etch, Deposition, Chemical Mechanical Planarization/Polishing, Ion Implant, Wet Processing	SensArray® PlasmaSuite, LithoSuite, ThermalSuite

Patterning Simulation
Lithography and Patterning Simulation	PROLITH™
Metal Deposition
Physical Vapor Deposition	Sigma® fxP PVD
Reticle Manufacturing and Quality Control
Defect Inspection (mask shop)	Teron™ 600 Series TeraScan™ 500XR
Defect Inspection (wafer fab)	Teron™ SL6xx Series X5.3™
Defect Inspection (mask blanks)	FlashScan®
Pattern Placement Metrology	LMS IPRO Series
Data Analytics	RDC Klarity® product family
Packaging Manufacturing
Wafer Inspection and Metrology	CIRCL™-AP Kronos™ Series 8 Series Zeta™-5xx/6xx, WI-2280
Die Sorting and Inspection	ICOS™ F16x
IC Component Inspection and Metrology	ICOS™ T3/T7/T8 Series MV9xxx™ Series
Data Analytics	Klarity® product family
Wafer Processing Systems	Omega® Series Mosaic™ Series Sigma® Series Delta™ Series
IC Substrate Production Processes	Paragon™ Series Ultra Fusion™ Series Ultra PerFix™ Series Emerald™ 160 Series Orbotech Magna™ Series, Orbotech Jetext™ Series
Compound Semiconductor | Hard Disk Drive Manufacturing
LED, Photonics, RF Communications	8 Series WI-2280 Candela® 8720 Zeta™-388 MicroXAM Series Tencor™ P Series HRP® Series MicroSense UltraMap® Series
Power Devices	8 Series WI-2280 Candela® 8520 MicroXAM Series Tencor™ P Series HRP® Series
MEMS	8 Series Tencor™ P Series HRP®Series MicroXAM Series Zeta™-20 Zeta™-300 Zeta™-388 Nano Indenter® G200X

CPV Solar	ZetaScan Series Zeta™-20 Zeta™-300 MicroSense PV-6060 UltraMap® Series
Display	ZetaScan Series SensArray® Process Probe 2070 Zeta™-300 Tencor™ P-17 OF Nano Indenter® G200X
Data Storage Media | Head Manufacturing	8 Series Candela® 71xx Candela® 63xx HRP® Series Tencor™ P Series Zeta™-20, MicroXAM Series MicroSense Polar Kerr MicroSense DiskMapper
Data Analytics	Klarity® product family
General Purpose/Lab Applications
Surface Metrology: Stylus Profilometer	Tencor™ P Series Alpha-Step® product family HRP® Series
Surface Metrology: Optical Profilometer	MicroXAM Series, Zeta™ Series, Filmetrics® Profilm3D Series
Nanomechanical and Micromechanical Testers	Nano Indenter® G200X, T150 UTM, uNano™ iMicro, iNano®
Thin Film Reflectometers	Filmetrics® F Series
Sheet Resistance Measurement Tools	Filmetrics® R Series
Semiconductor Manufacturing
Etch	Omega® Series Primaxx® Series Xactix® Series
Plasma Dicing	Mosaic™ Series
Deposition	Sigma® Series Delta™ Series MVD® Series
Printed Circuit Boards
Direct Imaging	Nuvogo™ Series Paragon™ Series Orbotech Diamond™ Series Orbotech Infinitum™ Series
Automated Optical Inspection	Ultra Dimension™ Series Ultra Fusion™/ Fusion™ Series Discovery™ II Series
Automated Optical Shaping	Precise™ Series Ultra PerFix™/ PerFix™ Series
Inkjet / Additive Printing	Sprint™ Series

UV Laser Drilling	Emerald™ 160 Series
Computer Aided Manufacturing and Engineering	Frontline InCAM® Pro, InFlow™, InPlan® and InPlan® Flex
Industry 4.0	InShop®
Display
Inspection	Orbotech Quantum™ Series
Electrical Testing	Array Checker™ Series Accelon Series
Repair	Orbotech Prism™ Series
Software Platform	Orbotech OASIS (Orbotech Advanced Software Integrated Solution)

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
For the fiscal years ended June 30, 2021, 2020 and 2019, the following customers each accounted for more than 10% of total revenues, primarily in the Semiconductor Process Control segment:

Year Ended June 30,
2021	2020	2019
Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited
Samsung Electronics Co., Ltd.	Samsung Electronics Co., Ltd.
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
Sales, Service and Marketing
Our sales, service and marketing efforts are aimed at building deep long-term relationships with our customers. We focus on providing comprehensive resources for the full breadth of process control, process-enabling and yield management solutions for manufacturing and testing wafers and reticles, ICs, packaging, LEDs, power devices, compound semiconductor devices, MEMS, data storage, PCBs and flat and flexible panel displays, as well as general materials research. Our customers benefit from the simplified planning and coordination, as well as the increased equipment compatibility, that are realized as a result of dealing with a single supplier for multiple products and services. Our revenues are derived primarily from product sales and related service contracts, mostly through our direct sales force.
We believe that the size and location of our field sales, service and applications engineering, and marketing organizations represent a competitive advantage in our served markets. We have direct sales forces in Asia, the United States and Europe. We maintain an export compliance program that is designed to meet the requirements of the United States Departments of Commerce (“Commerce”) and State.
In addition to sales and service offices in the United States, we conduct sales, marketing and services out of subsidiaries or branches in other countries, including China, Germany, Israel, United Kingdom, Japan, Singapore, Korea and Taiwan. International revenues accounted for approximately 89%, 89%, and 87% of our total revenues in the fiscal years ended June 30, 2021, 2020 and 2019, respectively. Additional information regarding our revenues from foreign operations for our last three fiscal years can be found in Note 19 “Segment Reporting and Geographic Information” to our Consolidated Financial Statements.
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
International sales and operations may be adversely affected by the imposition of governmental controls, restrictions on export technology, political instability, trade restrictions, changes in tariffs and the difficulties associated with staffing and managing international operations. In addition, international sales may be adversely affected by the economic conditions in each country and by fluctuations in currency exchange rates, and such fluctuations may negatively impact our ability to compete on price with local providers or the value of revenues we generate from our international business. Although we attempt to manage some of the currency risk inherent in non-U.S. dollar product sales through hedging activities, there can be no assurance that such efforts will be adequate. These factors, as well as any of the other risk factors related to our international business and operations that are described in Item 1A “Risk Factors,” could have a material adverse effect on our future business and financial results.

Backlog
Our backlog, which represents our performance obligation to deliver products and services, totaled $4.69 billion and $2.13 billion as of June 30, 2021 and 2020, respectively, and primarily consists of sales orders where written customer requests have been received and a majority of the delivery is anticipated within the next 12 months. Orders for service contracts and unreleased products are included in the backlog. All orders are subject to risk of delays, pushouts, and cancellation by the customer, usually with limited or no penalties.
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
Research and Development
The market for semiconductor and electronics industries is characterized by rapid technological development and product innovation. These technical innovations are inherently complex and require long development cycles and appropriate professional staffing. We make significant investments in product R&D for the timely development of new products and enhancements necessary to maintain our competitive position. Accordingly, we devote a significant portion of our human and financial resources to R&D programs and seek to maintain close relationships with customers to remain responsive to their needs. In addition, we may enter certain strategic development and engineering programs whereby certain government agencies or other third parties fund a portion of our R&D costs.
Our key R&D activities during the fiscal year ended June 30, 2021 involved the development of process control and process-enabling solutions for a broad range of industries including semiconductors, PCBs and displays. For information regarding our R&D expenses during the last three fiscal years, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
The strength of our competitive positions in many of our existing markets is largely due to our leading technology, which is the result of our continuing significant investments in product R&D. Even during down cycles in the semiconductor industry, we have remained committed to significant engineering efforts toward both product improvement and new product development in order to enhance our competitive position. New product introductions, however, may contribute to fluctuations in operating results, since customers may defer ordering existing products, and, if new products have reliability or quality problems, those problems may result in reduced orders, higher manufacturing costs, delays in acceptance of and payment for new products, and additional service and warranty expenses. There can be no assurance that we will successfully develop and manufacture new products, or that new products introduced by us will be accepted in the marketplace. If we do not successfully introduce new products, our results of operations will be adversely affected.
Manufacturing, Raw Materials and Supplies
We perform system design, assembly and testing in-house and utilize an outsourcing strategy for the manufacture of components and major subassemblies. Our in-house manufacturing activities consist primarily of assembling and testing components and subassemblies that are acquired through third-party vendors and integrating those subassemblies into our finished products. Our principal manufacturing activities take place in the United States, Singapore, Israel, Germany, United Kingdom, Italy and China.
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
Although we seek to reduce our dependence on sole and limited source suppliers, in some cases the partial or complete loss of certain of these sources, or disruptions within our suppliers’ often complex supply chains, could disrupt scheduled deliveries to customers, damage customer relationships and have a material adverse effect on our results of operations.
Competition
The worldwide market for technologically advanced process control, process-enabling and yield management solutions used by semiconductor and electronics manufacturers is highly competitive. In each of our product markets, we have many competitors, including companies such as Applied Materials, Inc., ASML Holding N.V., Hitachi High-Technologies Corporation, Onto Innovation, Inc. and Lasertec, Inc., some of which may have greater financial, research, engineering, manufacturing and marketing resources than we have. We may also face future competition from new market entrants from other overseas and domestic sources. We expect our competitors to continue to improve the design and performance of their current products and to introduce new products with improved price and performance characteristics. We believe that, to remain competitive, we will require significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product R&D.
We believe that, while price and delivery are important competitive factors, the customers’ overriding requirement is for systems that easily and effectively incorporate automated capabilities into their existing development and manufacturing processes to enhance productivity, improve yields and reduce waste. Significant competitive factors in the market for process control and process-enabling systems include system performance, ease of use, reliability, interoperability with the existing installed base and technical service and support, as well as overall cost of ownership.
Management believes that we are well positioned in the market with our industry-leading portfolio of products and services. However, any loss of competitive position could negatively impact our prices, customer orders, revenue, gross margin and market share. Should this occur, it could negatively impact our operating results and financial condition.
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
Government Regulations
We are subject to a variety of federal, state and local governmental laws and regulations worldwide, including laws and regulations related to anti-corruption, antitrust, data privacy, employment, environmental, foreign exchange controls, health and safety, immigration, import/export, intellectual property and tax. Compliance with these laws and regulations did not have in fiscal 2021, and is not expected to have in fiscal 2022, a material effect on our capital expenditures, financial condition, results of operations or competitive position.
However, any failure to comply with laws and regulations may subject us to a range of consequences including fines, suspension of certain of our business activities, limitations on our ability to sell our products, obligations to remediate in the case of environmental contamination, and criminal and civil liabilities or other sanctions. Changes in environmental laws and regulations could require us to invest in potentially costly pollution control equipment, alter our manufacturing processes or use substitute materials. Our failure to comply with laws and regulations could subject us to future liabilities.

Human Capital Management
Our employees are our greatest asset, and our key management, engineering and other employees are difficult to replace. In order to compete and succeed in highly competitive markets and industries that are subject to rapid technological change, we believe it is critical to attract, motivate and retain a dedicated, talented and innovative team of employees who exhibit our core values.
Our Core Values
At KLA, our core values – demonstrating perseverance; striving to be better; being honest, forthright and consistent; building high-performing teams; and being indispensable to our customers – serve as a foundation for our relationships with employees, customers, suppliers, and other stakeholders and reflect a commitment to ethical business practices and corporate citizenship in the places where we do business:
Our Workforce
As of June 30, 2021, we had approximately 11,300 regular full-time employees and approximately 250 part-time and temporary employees in facilities located in 19 countries. Approximately 30% of our regular full-time employees are located in the United States, 23% in Europe and Middle Eastern countries and 47% in Asia Pacific and Japan, with approximately 19% engaged in manufacturing, 27% in R&D, 31% in customer service, 4% in sales and marketing, and 19% in other roles. Except for our employees in Belgium (where a trade union delegation has been recognized) and our employees in the German operations of our MIE business unit (who are represented by employee works council), none of our employees are represented by a labor union. We have not experienced work stoppages and believe that our employee relations are good.
In fiscal year 2021, our overall turnover rate was 5.6%.
Compensation and Benefits
We seek to achieve our objective of attracting, retaining, and motivating our workforce by linking a significant portion of compensation to Company and business unit performance. We enable employees to share in the success of the Company through various programs including an Employee Stock Purchase Plan (“ESPP”), equity compensation, profit sharing and bonus plans. We seek competitiveness and fairness in total compensation with reference to peer comparisons and internal equity. In addition to providing our employees with competitive compensation packages, we offer benefits designed to meet the needs of employees and their families, including paid time off, parental leave, bereavement leave, health insurance coverage, flexible work arrangements, contributions to retirement savings, and access to employee assistance and work-life programs.
Inclusion and Diversity
We believe in fostering a diverse workforce and an equitable and inclusive culture in order to build a stronger and more resilient company for our customers, our employees and our communities. We have established programs for recruiting and hiring candidates from diverse backgrounds and experiences. We have conducted audits in the United States and Israel on gender pay equity that have shown no significant pay equity exist in the employee populations tested. We are an equal opportunity/affirmative action employer and have increased our efforts to recruit, develop, and retain a more diverse workforce with a focus on those historically underrepresented in the technology field, including women, Black, and Hispanic candidates. In fiscal year 2021, we created the role of Chief Inclusion & Diversity Officer to provide additional focus to this area.
We have promoted several Employee Resource Groups to further our diversity initiatives. These include a women’s group, as well as groups based on race and ethnicity such as the Black and Hispanic resource groups.
We have a tradition of amplifying the charitable actions of our employees and responding to the needs of the communities where we work. In 2020, in order to show support for effecting positive change in society, we joined countless others to donate to organizations fighting for social justice and racial equality.
As of June 30, 2021, our global workforce was 82% male and 18% female, and 8% of our workforce in the United States was composed of Black or African American, and Hispanic or Latino employees.
Learning and Development
We offer our employees opportunities to advance their careers at KLA. We emphasize experimentation, stretch assignments and on-the job learning and development. Our employees have access to a wide range of programs, workshops, classes, and resources to help them excel in their careers and share what they know with others. Our learning management platform offers robust training and development programs, as well as learning resources. Our Employee Educational Assistance

Program provides financial and management support to eligible employees, allowing them to pursue academic degrees related to their field of work. Employees may also participate in a tuition reimbursement program and distance learning degree programs with major universities. Our performance management process includes performance feedback and career development discussions that are dynamic and actionable throughout the year.
Many of our employees are required to take annual training courses and regular certifications related to their work, including those pertaining to the environment, data privacy, and workplace health and safety. We also have leadership development programs available to employees, including the New Manager Training Program, Corporate Values Training Program, and Executive Leadership Programs.
Employee Engagement
We conduct regular employee surveys to check in with our global workforce and obtain input on a number of topics. The feedback we receive from these surveys helps us assess employee sentiment, identify areas of improvement, and guides our decision-making as it relates to people management. In addition, our executives conduct regular weekly and quarterly webcasts. These global webcasts enable all employees to engage with senior leaders and ask questions in an open Q&A session.
Health and Safety and Pandemic Response
KLA is committed to providing a safe and healthy workplace for all employees. We accomplish this through strict compliance with applicable laws and regulations regarding workplace safety, including recognition and control of workplace hazards, tracking injury and illness rates, utilizing a global travel health program and maintaining detailed emergency and disaster recovery plans.
KLA’s top priority during the ongoing COVID-19 pandemic has been and continues to be protecting the health and safety of our employees and their families, our customers, and our community. The commitment to this effort is evidenced by the extensive planning and numerous actions KLA swiftly took to respond to the pandemic, including the development and implementation of an infectious disease playbook, a work from home program, health check protocols, screenings for all employees working on site, new process workflows at physical sites to ensure reduced contact for employees working on site, contact tracing processes and protocols, quarantining and testing protocols for exposure and positive tests, on-site vaccination clinics and travel guidelines and protocols to ensure employees who must travel for work can do so safely, and phased return-to-work plans and approval processes to enable non-manufacturing employees to return-to-work when permitted by local government regulations. KLA continues to maintain workplace flexibility such as working remotely where possible to reduce the number of people who are on site each day. In April 2020, KLA launched a worldwide survey of its people to better understand how remote workers were doing during the pandemic. The results of this survey have informed our continued response to the COVID-19 pandemic and were shared with all of our employees.

Glossary
This section provides definitions for certain industry and technical terms commonly used in our business, that are used elsewhere in this this Annual Report on Form 10-K:

active matrix	A technology used in FPDs to control the imaging-produced active areas where the display pixels are located.

broadband	Of an illumination source, having a wide spectral bandwidth.

compound semiconductor	A semiconductor formed from chemical elements in two or more different groups in the periodic table (ex. III-V). The composition of these materials influences their properties, resulting in different performance than silicon when used in electronics. Primary examples include SiC, GaN, gallium arsenide (GaAs), and indium phosphide (InP).

computer-aided manufacturing (“CAM”)	An application technology that uses computer software and machinery to facilitate and automate manufacturing processes.

critical dimension (“CD”)	The dimension of a specified geometry (such as the width of a patterned line or the distance between two lines) that must be within design tolerances in order to maintain semiconductor device performance consistency.

design rules	Rules that set forth the allowable dimensions of particular features used in the design and layout of ICs.

design technology co-optimization (“DTCO”)	The methodology of optimizing semiconductor design and process simultaneously during the technology definition phase.

die	A single semiconductor chip on a wafer.

dice	The process of cutting through a wafer to separate the individual die from each other.

electron-beam	An illumination source comprised of a stream of electrons emitted by a single source.

epitaxial silicon (“epi”)	A substrate technology based on growing a crystalline silicon layer on top of a silicon wafer. The added layer, where the structure and orientation are matched to those of the silicon wafer, includes dopants (impurities) to imbue the substrate with special electronic properties.

etching	A process step in which layers of material are removed from a semiconductor wafer in a specific pattern.

excursion	For a manufacturing step or process, a deviation from normal operating conditions that can lead to decreased performance or yield of the final product.

fab	The main manufacturing facility for processing semiconductor wafers.

finFET	A type of field-effect transistor (FET), often with source and drain geometries that resemble fins.

flat panel display (“FPD”)	A display appliance that uses a thin panel design. Also includes flexible displays.

flexible printed circuit (“FPC”)	Flexible circuits provide mechanical support and connect various electrical and mechanical components together using material that can be shaped, bent, twisted or folded.

front end	The processes that make up the first half of the semiconductor manufacturing process, from wafer start through final contact window processing.

geometry	The surface shape of an object, such as the 3D shape of a semiconductor device structure or the shape of base or patterned wafers

high-density interconnect (“HDI”)	HDI PCBs have a higher wiring density per unit area, finer lines and spaces, smaller vias, smaller capture pads and higher connection pad density than conventional PCBs.

in situ	Of processing steps or tests, done without moving the wafer. Latin for “in original position.”

ingot	A piece of pure metal intended to be processed. In semiconductors, a silicon ingot is typically created in such a way that slicing cross-sections creates bare wafers.

interconnect	A highly conductive material, usually copper or aluminum, which carries electrical signals to different parts of a die.

internet of things (“IoT”)	A network of devices with the ability to transfer data without human interaction.

light emitting diode (“LED”)	A semiconductor device that releases electromagnetic radiation (light) when current flows through it. The bandgap of the semiconductor material determines the wavelength (color) of the light emitted.

liquid crystal display (“LCD”)	A FPD technology that uses a backlight to provide light to individual pixels arranged in a grid.

lithography	A process in which a masked pattern is projected onto a photosensitive coating that covers a substrate.

mask shop	A manufacturer that produces the reticles used by semiconductor manufacturers.

metrology	The science of measurement to determine dimensions, quantity or capacity. In the semiconductor industry, typical measurements include critical dimension, overlay and film thickness.

microelectromechanical systems (“MEMS”)	Micron-sized mechanical devices powered by electricity, created using processes similar to those used to manufacture IC devices.

microLED	A FPD technology wherein an array of microscopic LEDs act as the pixels.

micron	A metric unit of linear measure that equals 1/1,000,000 meter (10-6m), or 10,000 angstroms (the diameter of a human hair is approximately 75 microns).

Moore’s Law	An observation made by Gordon Moore in 1965 and revised in 1975 that the number of transistors on a typical integrated circuit doubles approximately every two years.

multi-layer boards (“MLB”)	A PCB made up of three or more conductive layers that are pressed together.

nanometer (“nm”)	One billionth (10-9) of a meter.

organic light emitting diode (“OLED”)	A FPD technology containing thin flexible sheets of an organic electroluminescent material, used for visual displays.

patterned	For semiconductor manufacturing and industries using similar processing technologies, substrates that have electronic circuits (transistors, interconnects, etc.) fabricated on the surface.

photoresist	A radiation-sensitive material that, when properly applied to a variety of substrates and then properly exposed and developed, masks portions of the substrate with a high degree of integrity.

photovoltaic	The property of semiconductor devices to create electric current through exposure to sunlight.

printed circuit board (“PCB”)	A board used to mechanically support and electrically connect various electrical and mechanical components.

process control	The ability to maintain specifications of products and equipment during manufacturing operations.

reticle	A very flat glass plate that contains the patterns to be reproduced on a wafer.

silicon on insulator (“SOI”)	A substrate technology comprised of a thin top silicon layer separated from the silicon substrate by a thin insulating layer of glass or silicon dioxide, used to improve performance and reduce the power consumption of IC circuits.

Substrate-like PCB/modified semi-additive process (“SLP/mSAP”)	An advanced manufacturing process or technique that enables fine line and space patterns with higher manufacturing precision that maximizes circuit density.

substrate	A wafer or other material on which layers of various materials are added during the process of manufacturing semiconductor devices (circuits), FPDs or PCBs.

unpatterned	For semiconductor manufacturing and industries using similar processing technologies, substrates that do not have electronic circuits (transistors, interconnects, etc.) fabricated on the surface. These can include bare silicon wafers, other bare substrates or substrates on which blanket films have been deposited.

yield management	The ability of a semiconductor manufacturer to oversee, manage and control its manufacturing processes so as to maximize the percentage of manufactured wafers or die that conform to pre-determined specifications.
__________________
The definitions above are from internal sources, as well as online semiconductor dictionaries such as https://www.semiconductors.org/semiconductors-101/frequently asked questions/.

ITEM 1A.RISK FACTORS
A description of factors that could materially affect our business, financial condition or operating results is provided below.
Risk Factors Summary
The following summarizes the most material risks that make an investment in our securities risky or speculative. If any of the following risks occur or persist, our business, financial condition and results of operations could be materially harmed and the price of our common stock could significantly decline.
COVID-19 Pandemic Risks
•shortages or disruption in the supply chain could affect our ability to timely process components for our products;
•travel bans or quarantine requirements could delay our ability to install or service our products;
•governmental orders or employee exposure could cause manufacturing stoppages for us or our customers or suppliers;
•reduced demand for our products, delivery pushouts or cancellations of orders by our customers;
•increased costs or inability to acquire components necessary for the manufacture of our products;
•absence of liquidity at customers and suppliers; and
•loss of efficiencies due to remote working requirements for our employees..
Commercial, Operational, Financial and Regulatory Risks
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
•cybersecurity incidents could result in the loss of valuable information or assets or subject us to costly disruption, remediation, regulatory investigations, litigation and reputational damage;
•we may face disruptions if we cannot access critical information in a timely manner due to system failures;
•we may not find suitable acquisition candidates or fail to successfully integrate our acquisitions;
•natural disasters, health epidemics, acts of terrorism or war or other catastrophic events could significantly disrupt our operations for lengthy periods of time;
•we are exposed to fluctuations in foreign currency exchange rates, interest rates and the market values of our portfolio investments;
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
•we have a highly concentrated customer base; and
•prevailing local and global economic conditions may negatively affect the purchasing decisions of our customers or the value of our investment portfolio.
Business Model and Capital Structure Risks
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
•we may fail to comply with the covenants in our Revolving Credit Facility (as defined below), which could impair our ability to borrow needed funds under the facility, or require us to repay it sooner than we planned;
•if our products fail to operate properly or contain defects or our customers are sued by third parties due to our products, we may be liable under indemnification provisions with our customers;
•we may incur significant restructuring charges or other asset impairment charges or inventory write-offs; and
•we are subject to risks related to receivables factoring arrangements, and compliance risk of certain settlement agreements with the government.
For a more complete discussion of the material risks facing our business, see below.
Risks Related to the COVID-19 Pandemic

The current COVID-19 pandemic and the potential aftereffects from it could materially harm our business, financial condition and results of operations.
The COVID-19 pandemic has caused substantial global disruptions, including in the jurisdictions where we conduct business and may cause additional disruptions in the future, which are impossible to predict.  Local, regional and national authorities in numerous jurisdictions have implemented a variety of measures designed to slow the spread of the virus, including social distancing guidelines, quarantines, banning of non-essential travel and requiring the cessation of non-essential activities on the premises of businesses. While all of our global sites are currently operational, any local pandemic outbreaks could require us to temporarily curtail production levels or temporarily cease operations based on government mandates.
COVID-19 vaccines have been approved and become available for use in the United States and certain other countries. However, given our global operations, we are unable to predict how widely utilized the vaccines ultimately will be and whether they will be effective in preventing the spread of COVID-19 (including its variant strains). In addition, although economic activity has begun to improve in recent months from the global reduction in economic activity in calendar year 2020 caused by the COVID-19 pandemic, the pace of economic recovery remains uneven in various geographies, and the resumption of growth has caused us to experience new constraints in our supply chain as discussed below.
Some of the risks associated with the pandemic or a worsening of the pandemic in the future include:
•cancellation or reduction of routes available from common carriers, which may cause delays in our ability to deliver or service our products or receive components from suppliers necessary to manufacture or service our products;
•shortages or disruption in the supply chain could affect our ability to procure components for our products on a timely basis or at all, or could require us to commit to increased purchases and provide longer lead times to secure critical components, which could increase inventory obsolescence risk (refer to the Executive Summary in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations,” for additional information on supply constraints related to the COVID-19 pandemic);
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
•existing and potentially new tariffs or other trade restrictions and barriers (including those applied to our products, spare parts and services, or to parts and supplies that we purchase);
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
In addition, government controls, either by the United States or other countries, that restrict our business overseas or restrict our ability to import or export our products and services or increase the cost of our operations through the imposition of tariffs, new controls, outright bans, or otherwise, could harm our business. For example, Commerce has added numerous China-based entities to the U.S. Entity List, including Fujian Jinhua Integrated Circuit Company, Ltd., Huawei, and Semiconductor Manufacturing International Corporation, restricting our ability to provide products and services to such entities without an export license. Even if we apply for licenses to sell our products or provide services to companies on Commerce’s U.S. Entity List, there can be no assurance that licenses will be granted. In addition, Commerce has imposed new export licensing requirements on China-based customers engaged in military end uses or where Commerce has determined there is a risk of diversion to a military end use, as well as requiring our customers to obtain an export license when they use certain semiconductor capital equipment based on U.S. technology to manufacture products connected to Huawei or its affiliates. To date, these new rules have not significantly impacted our operations, but we are continually monitoring their impact. If additional companies are added to Commerce’s U.S. Entity List, or other licensing requirements or restrictions are imposed, thereby limiting our ability to sell our products or services to other customers in China, our business could be significantly harmed. Similar actions by the U.S. government or another country could impact our ability to provide our products and services to existing and potential customers.

Any of the factors above could have a significant negative impact on our business and results of operations.
We are exposed to risks associated with a weakening in the condition of the financial markets and the global economy.
Demand for our products is ultimately driven by the global demand for electronic devices by consumers and businesses. Economic uncertainty frequently leads to reduced consumer and business spending, and can cause our customers to decrease, cancel or delay their equipment and service orders. The tightening of credit markets and concerns regarding the availability of credit can make it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. Reduced demand, combined with delays in our customers’ ability to obtain financing (or the unavailability of such financing), has at times in the past adversely affected our product and service sales and revenues and therefore has harmed our business and operating results, and our operating results and financial condition may again be adversely impacted if economic conditions decline from their current levels.
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
We are subject to various risks related to compliance with laws, rules and regulations enacted by legislative bodies and/or regulatory agencies in the countries in which we operate and with which we must comply, including environmental, safety, antitrust, anti-corruption/anti-bribery, unclaimed property, economic sanctions and export control regulations. We have policies and procedures designed to promote compliance with applicable law, but there can be no assurance our policies and procedures will prove completely effective in ensuring compliance by all our personnel as well as our business partners and representatives, for whose misconduct we may under some circumstances be legally responsible. Our failure or inability to comply with existing or future laws, rules or regulations in the countries in which we operate could result in government investigations and/or enforcement actions, which could result in significant financial cost (including investigation expenses, defense costs, assessments and criminal or civil penalties), reputational harm and other consequences that may adversely affect our operating results, financial condition and ability to conduct our business. From time to time, we may receive inquiries, subpoenas, investigative demands, or audit notices from governmental or regulatory bodies, or we may make voluntary disclosures, related to legal, regulatory or tax compliance matters, and these matters may result in significant financial cost (including investigation expenses, defense costs, assessments and criminal or civil penalties), reputational harm and other consequences that could materially and adversely affect our operating results and financial condition. In addition, we may be subject to new or amended laws, including laws that conflict with other applicable laws, which may impose compliance challenges and create the risk of non-compliance.
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
Our employees are vital to our success, and our key management, engineering and other employees are difficult to replace. We generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. The expansion of high technology companies worldwide has increased demand and competition for qualified personnel. Competition for engineering and other technical personnel in many areas of the world in which we operate is especially intense due to the proliferation of technology companies worldwide. In addition, current or future immigration laws, policies or regulations may limit our ability to attract, hire and retain qualified personnel. If we are unable to attract and retain key personnel, or if we are unable to attract, assimilate and retain additional highly qualified employees to meet our current and future needs, our business and operations could be harmed.
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
We depend on secure information technology for our business and are exposed to risks related to cybersecurity threats and cyber incidents affecting our and our service providers’ systems and networks.
In the conduct of our business, we collect, use, transmit and store data on information systems and networks, including systems and networks owned and maintained by KLA and/or by third-party providers. This data includes confidential information, transactional information and intellectual property belonging to us, our customers and our business partners, as well as personally identifiable information of individuals. Despite network security measures, our and our third-party providers’ information systems and networks are susceptible to computer viruses, ransomware, cyber-related security breaches and similar disruptions from unauthorized intrusions, tampering, misuse, or criminal acts made directly against, or through our third-party providers in the supply chain, and against, our systems and networks, including phishing, or other events or developments that we may be unable to anticipate or fail to mitigate, which are subject to the inherent vulnerabilities of network security measures. We have experienced cyber-related attacks in the past, and are likely to experience cyber-related attacks in the future. Our security measures may also be breached due to employee errors, malfeasance, or otherwise. Third parties may also attempt to influence employees, users, suppliers or customers to disclose sensitive information in order to gain access to our, our customers’ or business partners’ data. Because the techniques used to obtain unauthorized access to the information systems change frequently, may not be recognized until launched against a target, and are increasingly designed to circumvent controls, to avoid detection and to remove or obfuscate forensic artifacts, we may be unable to anticipate these techniques, to implement adequate preventative measures, or to adequately identify and investigate cybersecurity incidents..
Any cybersecurity incident or occurrence could impact our business directly, or indirectly by impacting third parties in the supply chain, in many potential ways: disruptions to operations; misappropriation, corruption or theft of confidential information, including intellectual property and other critical data, of KLA, our customers and other business partners; misappropriation of funds and Company assets; reduced value of our investments in research, development and engineering; litigation with, or payment of damages to, third parties; reputational damage; costs to comply with regulatory inquiries or actions; data privacy issues; costs to rebuild our information systems and networks; and increased cybersecurity protection and remediation costs.
We carry insurance that provides limited protection against the potential losses arising from a cybersecurity incident but it will not likely cover all such losses, and the losses that it does not cover may be significant.
We rely upon certain critical information systems for our daily business operations. Our inability to use or access our information systems at critical points in time could unfavorably impact our business operations.
Our global operations are dependent upon certain information systems, including telecommunications, the internet, our corporate intranet, network communications, email and various computer hardware and software applications. System failures or malfunctions, such as difficulties with our customer relationship management system, could disrupt our operations and our ability to timely and accurately process and report key components of our financial results. Our enterprise resource planning (“ERP”) system is integral to our ability to accurately and efficiently maintain our books and records, record transactions, provide critical information to our management, and prepare our financial statements. Any disruptions or difficulties that may occur in connection with our ERP system or other systems (whether in connection with the regular operation, periodic enhancements, modifications or upgrades of such systems or the integration of our acquired businesses into such systems, or due to cybersecurity events such as ransomware attacks) could adversely affect our ability to complete important business processes, such as the evaluation of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Any of these events could have an adverse effect on our business, operating results and financial condition.

Acquisitions are an important element of our strategy but, because of the uncertainties involved, we may not find suitable acquisition candidates and we may not be able to successfully integrate and manage acquired businesses. We are also exposed to risks in connection with strategic alliances into which we may enter.
In addition to our efforts to develop new technologies from internal sources, part of our growth strategy is to pursue acquisitions and acquire new technologies from external sources. As part of this effort, in February 2019, we announced that we had consummated our Orbotech Acquisition. We may also enter into definitive agreements for and consummate acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. There can be no assurance that we will find suitable acquisition candidates or that acquisitions we complete will be successful. In addition, we may use equity to finance future acquisitions, which would increase our number of shares outstanding and be dilutive to current stockholders.
If we are unable to successfully integrate and manage acquired businesses, if the costs associated with integrating the acquired business exceeds our expectations, or if acquired businesses perform poorly, then our business and financial results may suffer. It is possible that the businesses we have acquired, as well as businesses that we may acquire in the future, may perform worse than expected or prove to be more difficult to integrate and manage than anticipated. In addition, we may lose key employees of the acquired companies. Risks associated with acquisition transactions may lead to a material adverse effect on our business and financial results for an additional number of reasons, including:
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
The threat of terrorism targeted at, or acts of war in, the regions of the world in which we do business increases the uncertainty in our markets. Any act of terrorism or war that affects the economy or the industries we serve could adversely affect our business. Increased international political instability in various parts of the world, disruption in air transportation and further enhanced security measures as a result of terrorist attacks may hinder our ability to do business and may increase our costs of operations. We maintain significant operations in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and a state of hostility varying in degree and intensity has led to security and economic challenges for Israel. In addition, some of our employees in Israel are obligated to perform annual reserve duty in the Israel Defense Forces, and may be called to active military duty in emergency circumstances. We cannot assess the impact that emergency conditions in Israel in the future may have on our business, operations, financial condition or results of operations, but it could be material. Instability in any region could directly impact our ability to operate our business (or our customers’ ability to operate their businesses), cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs, and cause international currency markets to fluctuate. Instability in the region could also have the same effects on our suppliers and their ability to timely deliver their products. If international political instability continues or increases in any region in which we do business, our business and results of operations could be harmed. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.
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
We are exposed to fluctuations in interest rates and the market values of our portfolio investments, and an impairment of our investments could harm our earnings. In addition, we and our stockholders are exposed to risks related to the volatility of the market for our common stock.
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
We are subject to tax and regulatory compliance audits (such as related to customs or product safety requirements) in various jurisdictions, and such jurisdictions may assess additional income or other taxes, penalties, fines or other prohibitions against us. Although we believe our tax estimates are reasonable and that our products and practices comply with applicable regulations, the final determination of any such audit and any related litigation could be materially different from our historical income tax provisions and accruals related to income taxes and other contingencies. In addition to and in connection with the Israel Tax Authority (“ITA”) Assessment described in more detail in Note 14 “Income Taxes” to our Consolidated Financial Statements, there is an ongoing criminal investigation against our Orbotech subsidiary, certain of its employees and its tax consultant that began prior to the Acquisition Date. We can make no assurances that an indictment will not result from the criminal investigation. The results of an audit or litigation could have a material adverse effect on our operating results or cash flows in the period or periods for which that determination is made.
A change in our effective tax rate can have a significant adverse impact on our business.
We earn profits in, and are therefore potentially subject to taxes in, the U.S. and numerous foreign jurisdictions, including Singapore, Israel and the Cayman Islands, the countries in which we earn the majority of our non-U.S. profits. Due to economic, political or other conditions, tax rates in those jurisdictions may be subject to significant change. A number of factors may adversely impact our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; changes in the tax rates imposed by those jurisdictions; expiration of tax holidays in certain jurisdictions that are not renewed; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development (“IPR&D”) and impairment of goodwill in connection with acquisitions; changes in available tax credits; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws; changes in generally accepted accounting principles; and the repatriation of earnings from outside the U.S. for which we have not previously provided for U.S. taxes. A change in our effective tax rate can materially and adversely impact our results from operations.
In addition, recent changes to U.S. tax laws will significantly impact how U.S. multinational corporations are taxed on foreign earnings. We have completed our accounting for the tax effects of the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted into law on December 22, 2017. However, the recent U.S tax law changes are subject to future guidance from U.S. federal and state governments, such as the Treasury Department and/or the IRS. Any future guidance can change our tax liability. A significant portion of the income taxes due to the enactment of the Tax Act is payable by us over a period of eight years. As a result, our cash flows from operating activities will be adversely impacted until tax liability is paid in full. Numerous countries are evaluating their existing tax laws due in part, to recommendations made by the Organization for Economic Co-operation and Development’s Base Erosion and Profit Shifting project. Furthermore, President Biden put forth several corporate income tax proposals during his campaign, including a significant increase in the corporate income tax rate and changes in the taxation of non-U.S. income. While it is too early to predict the outcome of these proposals, if enacted, they could have a material impact on our income tax liability.
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
The industries that we serve, including the semiconductor, FPD and PCB industries, are constantly developing and changing over time. Many of the risks associated with operating in these industries are comparable to the risks faced by all technology companies, such as the uncertainty of future growth rates in the industries that we serve, pricing trends in the end-markets for consumer electronics and other products (which place a growing emphasis on our customers’ cost of ownership), changes in our customers’ capital spending patterns and, in general, an environment of constant change and development, including decreasing product and component dimensions; use of new materials; and increasingly complex device structures, applications and process steps. If we fail to appropriately adjust our cost structure and operations to adapt to any of these trends, or, with respect to technological advances, if we do not timely develop new technologies and products that successfully anticipate and address these changes, we could experience a material adverse effect on our business, financial condition and operating results.
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
•the higher design costs for the most advanced ICs, which could economically constrain leading-edge manufacturing technology customers to focus their resources on only the large, technologically advanced products and applications;
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
•the bifurcation of the semiconductor manufacturing industry into (a) leading edge manufacturers driving continued R&D into next-generation products and technologies and (b) other manufacturers that are content with existing (including previous generation) products and technologies;
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

We operate in industries that have historically been cyclical, including the semiconductor industry. The purchasing decisions of our customers are highly dependent on the economies of both the local markets in which they are located and the condition of the industry worldwide. If we fail to respond to industry cycles, our business, financial condition and operating results could be adversely impacted.
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
Success in the industries in which we serve, including the semiconductor, FPD and PCB industries depends, in part, on continual improvement of existing technologies and rapid innovation of new solutions. The primary driver of technology advancement in the semiconductor industry has been to shrink the lithography that prints the circuit design on semiconductor chips. That driver appears to be slowing, which may cause semiconductor manufacturers to delay investments in equipment, investigate more complex device architectures, use new materials and develop innovative fabrication processes. These and other evolving customer plans and needs require us to respond with continued development programs and cut back or discontinue older programs, which may no longer have industry-wide support. Technical innovations are inherently complex and require long development cycles and appropriate staffing of highly qualified employees. Our competitive advantage and future business success depend on our ability to accurately predict evolving industry standards, develop and introduce new products and solutions that successfully address changing customer needs, win market acceptance of these new products and solutions, and manufacture these new products in a timely and cost-effective manner. Our failure to accurately predict evolving industry standards and develop as well as offer competitive technology solutions in a timely manner with cost-effective products could result in loss of market share, unanticipated costs, and inventory obsolescence, which would adversely impact our business, operating results and financial condition.
We must continue to make significant investments in R&D in order to enhance the performance, features and functionality of our products, to keep pace with competitive products and to satisfy customer demands. Substantial R&D costs typically are incurred before we confirm the technical feasibility and commercial viability of a new product, and not all development activities result in commercially viable products. There can be no assurance that revenues from future products or product enhancements will be sufficient to recover the development costs associated with such products or enhancements. In addition, we cannot be sure that these products or enhancements will receive market acceptance or that we will be able to sell these products at prices that are favorable to us. Our business will be seriously harmed if we are unable to sell our products at favorable prices or if the market in which we operate does not accept our products.
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
Our success is dependent in part on our technology and other proprietary rights. We own various United States and international patents and have additional pending patent applications relating to some of our products and technologies. The process of seeking patent protection is lengthy and expensive, and we cannot be certain that pending or future applications will actually result in issued patents or that issued patents will be of sufficient scope or strength to provide meaningful protection or commercial advantage to us. Other companies and individuals, including our larger competitors, may develop technologies and obtain patents relating to our business that are similar or superior to our technology or may design around the patents we own, which may adversely affect our business. In addition, we at times engage in collaborative technology development efforts with our customers and suppliers, and these collaborations may constitute a key component of certain of our ongoing technology and product R&D projects. The termination of any such collaboration, or delays caused by disputes or other unanticipated challenges that may arise in connection with any such collaboration, could significantly impair our R&D efforts, which could have a material adverse impact on our business and operations.
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
Our industry includes large manufacturers with substantial resources to support customers worldwide. Some of our competitors are diversified companies with greater financial resources and more extensive research, engineering, manufacturing, marketing, and customer service and support capabilities than we possess. We face competition from companies whose strategy is to provide a broad array of products and services, some of which compete with the products and services that we offer. These competitors may bundle their products in a manner that may discourage customers from purchasing our products, including pricing such competitive tools significantly below our product offerings. In addition, we face competition from smaller emerging companies whose strategy is to provide a portion of the products and services that we offer, using innovative technology to sell products into specialized markets. The strength of our competitive positions in many of our existing markets is largely due to our leading technology, which is the result of continuing significant investments in product R&D. However, we may enter new markets, whether through acquisitions or new internal product development, in which competition is based primarily on product pricing, not technological superiority. Further, some new growth markets that emerge may not require leading technologies. Loss of competitive position in any of the markets we serve, or an inability to sell our products on favorable commercial terms in new markets we may enter, could negatively affect our prices, customer orders, revenues, gross margins and market share, any of which would negatively affect our operating results and financial condition.
Our business would be harmed if we do not receive parts sufficient in number and performance to meet our production requirements and product specifications in a timely and cost-effective manner.
We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply these materials. We generally do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers’ orders, we do not maintain an extensive inventory of materials for manufacturing. Through our business interruption planning, we seek to minimize the risk of production and service interruptions and/or shortages of key parts by, among other things, monitoring the financial stability of key suppliers, identifying (but not necessarily qualifying) possible alternative suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, certain key parts are available only from a single supplier or a limited group of suppliers. Also, key parts we obtain from some of our suppliers incorporate the suppliers’ proprietary intellectual property; in those cases, we are increasingly reliant on third parties for high-performance, high-technology components, which reduces the amount of control we have over the availability and protection of the technology and intellectual property that is used in our products. In addition, if certain of our key suppliers experience liquidity issues and are forced to discontinue operations, which is a heightened risk especially during economic downturns, it could affect their ability to deliver parts and could result in delays for our products. Similarly, especially with respect to suppliers of high-technology components, our suppliers themselves have increasingly complex supply chains, and delays or disruptions at any stage of their supply chains may prevent us from obtaining parts in a timely manner and result in delays for our products. Our operating results and business may be adversely impacted if we are unable to obtain parts to meet our production requirements and product specifications, or if we are only able to do so on unfavorable terms. Furthermore, a supplier may discontinue production of a particular part for any number of reasons, including the supplier’s financial condition or business operational decisions, which would require us to purchase, in a single transaction, a large number of such discontinued parts in order to ensure that a continuous supply of such parts remains available to our customers. Such “end-of-life” parts purchases could result in significant expenditures by us in a particular period, and ultimately any unused parts may result in a significant inventory write-off, either of which could have an adverse impact on our financial condition and results of operations for the applicable periods. Refer to the Executive Summary in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations,” for additional information on supply constraints related to the COVID-19 pandemic.
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
We have a leveraged capital structure.
As of June 30, 2021, we had $3.47 billion aggregate principal amount of outstanding indebtedness, consisting of $3.45 billion aggregate principal amount of senior, unsecured long-term notes. In November 2017, we entered into a Credit Agreement (the “Credit Agreement”) providing for a $750.0 million five-year unsecured Revolving Credit Facility (the “Revolving Credit Facility”), which replaced our prior Credit Facility. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. We have no borrowings under our Revolving Credit Facility, and an additional $1.00 billion in unfunded commitments. We may incur additional indebtedness in the future by accessing the unfunded portion of our Revolving Credit Facility and/or entering into new financing arrangements. For example, at the same time we announced our intention to acquire Orbotech, we also announced a new stock repurchase program authorizing the repurchase up to $3.00 billion of our common stock, a large portion of which may be financed with new indebtedness. Our ability to pay interest and repay the principal amount of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this Item 1A. There can be no assurance that we will be able to manage any of these risks successfully.
In certain circumstances involving a change of control followed by a downgrade of the rating of a series of our Senior Notes (as defined below) by at least two of Moody’s Investors Service (“Moody's”), S&P Global Ratings (“S&P”) and Fitch Inc. (“Fitch”), unless we have exercised our right to redeem the Senior Notes of such series, we will be required to make an offer to repurchase all or, at the holder’s option, any part, of each holder’s Senior Notes of that series pursuant to the offer described below (the “Change of Control Offer”). In the Change of Control Offer, we will be required to offer payment in cash equal to 101% of the aggregate principal amount of Senior Notes repurchased plus accrued and unpaid interest, if any, on the Senior Notes repurchased, up to, but not including, the date of repurchase. We cannot make any assurance that we will have sufficient financial resources at such time nor that we will be able to arrange financing to pay the repurchase price of that series of Senior Notes. Our ability to repurchase that series of Senior Notes in such event may be limited by law, by the indenture associated with that series of Senior Notes, or by the terms of other agreements to which we may be party at such time. If we fail to repurchase that series of Senior Notes as required by the terms of such Senior Notes, it would constitute an event of default under the indenture governing that series of Senior Notes which, in turn, may also constitute an event of default under our other obligations.
Borrowings under our Revolving Credit Facility bear interest at a floating rate, and an increase in interest rates would require us to pay additional interest on any borrowings, which may have an adverse effect on the value and liquidity of our debt and the market price of our common stock could decline. The interest rate under our Revolving Credit Facility is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. Additionally, under our Revolving Credit Facility, we are required to comply with affirmative and negative covenants, which include the maintenance of certain financial ratios, the details of which can be found in Note 8 “Debt” to our Consolidated Financial Statements.
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
Our substantial amount of indebtedness could have adverse consequences including, but not limited to:
•a negative impact on our ability to satisfy our future obligations;
•an increase in the portion of our cash flows that may have to be dedicated to interest and principal payments that may not be available for operations, working capital, capital expenditures, acquisitions, investments, dividends, stock repurchases, general corporate or other purposes;
•an impairment of our ability to obtain additional financing in the future; and
•obligations to comply with restrictive and financial covenants as noted in the above risk factor and Note 8 “Debt” to our Consolidated Financial Statements.
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
We intend to continue to pay quarterly dividends subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all laws and agreements applicable to the declaration and payment of cash dividends by us. However, future dividends may be affected by, among other factors: our views on potential future capital requirements for investments in acquisitions and the funding of our R&D; legal risks; stock repurchase programs; changes in federal and state income tax laws or corporate laws; changes to our business model; and our increased interest and principal payments required by our outstanding indebtedness and any additional indebtedness that we may incur in the future. Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends at all or in any particular amounts. A reduction in our dividend payments could have a negative effect on our stock price.
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

In addition, in our commercial agreements, from time to time in the normal course of business, we indemnify third parties with whom we enter into contractual relationships, including customers, suppliers and lessors, with respect to certain matters. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, third-party claims that our products when used for their intended purposes infringe the intellectual property rights of such third parties, or other claims made against certain parties. We may be compelled to enter into or accrue for probable settlements of alleged indemnification obligations, or we may be subject to potential liability arising from our customers’ involvements in legal disputes. In addition, notwithstanding the provisions related to limitations on our liability that we seek to include in our business agreements, the counterparties to such agreements may dispute our interpretation or application of such provisions, and a court of law may not interpret or apply such provisions in our favor, any of which could result in an obligation for us to pay material damages to third parties and engage in costly legal proceedings. It is difficult to determine the maximum potential amount of liability under any indemnification obligations, whether or not asserted, due to our limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in any particular claim. Our business, financial condition and results of operations in a reported fiscal period could be materially and adversely affected if we expend significant amounts in defending or settling any purported claims, regardless of their merit or outcomes.
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
Furthermore, we occasionally enter into volume purchase agreements with our larger customers, and these agreements may provide for certain volume purchase incentives, such as credits toward future purchases. We believe that these arrangements are beneficial to our long-term business, as they are designed to encourage our customers to purchase larger volumes of our products. However, these arrangements could require us to recognize a reduced level of revenue for the products that are initially purchased, to account for the potential future credits or other volume purchase incentives. Our volume purchase agreements require significant estimation for the amounts to be accrued depending upon the estimate of volume of future purchases. As such, we are required to update our estimates of the accruals on a periodic basis. Until the earnings process is complete, our estimates could differ in comparison to actual results. As a result, these volume purchase arrangements, while expected to be beneficial to our business over time, could materially and adversely affect our results of operations in near-term periods, including the revenue we can recognize on product sales and therefore our gross margins.
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
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 2.PROPERTIES
    Our headquarters are located in Milpitas, California. As of June 30, 2021, we owned or leased a total of approximately 4 million square feet of space for research, engineering, marketing, service, sales and administration worldwide primarily in U.S., Israel, Singapore, China, Germany, and Taiwan. Our operating leases expire at various times through January 4, 2037, subject to renewal, with some of the leases containing renewal option clauses at the fair market value, for additional periods up to six years. Additional information regarding these leases is incorporated herein by reference to Note 9 “Leases” to our Consolidated Financial Statements. We believe our properties are adequately maintained and suitable for their intended use and that our production facilities have capacity adequate for our current needs.
Information regarding our principal properties as of June 30, 2021 is set forth below:

(Square Feet)	United States	Other Countries	Total
Owned(1)	727,302	695,048	1,422,350
Leased	408,174	1,674,276	2,082,450
Total	1,135,476	2,369,324	3,504,800
__________________
(1)Includes 248,155 square feet of property owned at our location in Serangoon, Singapore, where the land on which this building resides is leased.
ITEM 3.LEGAL PROCEEDINGS
The information set forth below under Note 15 “Litigation and Other Legal Matters” to our Consolidated Financial Statements is incorporated herein by reference.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol “KLAC.”
On August 5, 2021, we announced that our Board of Directors had declared a quarterly cash dividend of $1.05 per share to be paid on September 1, 2021 to stockholders of record as of the close of business on August 16, 2021.
As of July 19, 2021, there were 386 holders of record of our common stock.
Equity Repurchase Plans
The following is a summary of stock repurchases for each month during the fourth quarter of the fiscal year ended June 30, 2021.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)(2)
April 1, 2021 to April 30, 2021	187,324	$336.30	$329,783,026
May 1, 2021 to May 31, 2021	451,806	$306.12	$191,476,678
June 1, 2021 to June 30, 2021	311,123	$316.51	$93,001,941
Total	950,253	$315.47
__________________
(1)Our Board of Directors has authorized a program that permits us to repurchase up to $3.00 billion of our common stock. As of June 30, 2021, approximately $93 million remained available for repurchases under this repurchase program.
(2)The stock repurchase program has no expiration date and may be suspended at any time. Future repurchases of our common stock under our repurchase program may be effected through various different repurchase transaction structures, including isolated open market transactions or systematic repurchase plans.

Stock Performance Graph and Cumulative Total Return
Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed “filed” with the Commission under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings.
The following graph compares the cumulative 5-year total return attained by stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index and the Philadelphia Semiconductor Index (“PHLX”). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from June 30, 2016 to June 30, 2021.

	June 2016	June 2017	June 2018	June 2019	June 2020	June 2021
KLA Corporation	$100.00	$128.28	$147.27	$174.63	$293.31	$495.74
S&P 500	$100.00	$117.90	$134.84	$148.89	$160.06	$225.36
PHLX Semiconductor	$100.00	$152.21	$196.53	$222.68	$310.27	$526.91
Our fiscal year ends June 30. The comparisons in the graph above are based upon historical data and are not necessarily indicative of, nor intended to forecast, future stock price performance.

ITEM 6.[RESERVED]
ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K (see “Special Note Regarding Forward-Looking Statements”). Discussions and analysis of fiscal year 2020 as compared against fiscal year 2019 have been omitted and can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, filed with the SEC.
EXECUTIVE SUMMARY
We are a leading supplier of process control and yield management solutions and services for the semiconductor and related electronics industries. Our broad portfolio of inspection and metrology products, and related service, software and other offerings, support R&D and manufacturing of ICs, wafers and reticles. Our products, services and expertise are used by our customers to measure, detect, analyze and resolve critical and nanometric level product defects, helping them to manage manufacturing process challenges and to obtain higher finish product yields at lower cost. We also offer advanced technology solutions to address various manufacturing needs of PCBs, FPDs, Specialty Semiconductor Devices and other electronic components, including advanced packaging, LED, power devices, compound semiconductor, and data storage industries, as well as general materials research.
Our semiconductor customers generally operate in one or both of the major semiconductor device manufacturing markets: Memory and Foundry/Logic. The pervasive and increasing needs for semiconductors in many consumer and industrial products, the rapid proliferation of new applications for more advanced semiconductor devices, and the increasing complexity associated with leading edge semiconductor manufacturing drives demand for our process control and yield management solutions. Other demand trends include the growth of end-market drivers such as AI, the deployment of 5G telecommunications technology and associated high-end mobile devices, the electrification and digitalization of the automotive industry, the revival of personal computer demand and associated innovations to support remote work, virtual collaboration, remote learning and entertainment, and the growth of the Internet of Things (“IoT”). The favorable end market dynamics are driving our customers to make increased investments in our process control and yield management solutions as part of their overall capital investment plans. These trends also drive demand for our other products such as those used in the PCB, FPD and Specialty Semiconductor manufacturing, where the increase in technology complexity is expected to continue and further accelerate as more devices become interconnected and dependent on other electronic devices. As a result of these factors, we saw a general strengthening of demand for our products throughout fiscal 2021. Our customer base, particularly in the semiconductor industry, has become increasingly concentrated, so large orders from a relatively limited number of customers account for a substantial portion of our sales, which potentially exposes us to more earnings volatility.
We are organized into four reportable segments:

•Semiconductor Process Control: A comprehensive portfolio of inspection, metrology and data analytics products as well as related service offerings that help IC manufacturers achieve target yields throughout the semiconductor fabrication process, from R&D to final volume production.
•Specialty Semiconductor Process: Advanced vacuum deposition and etching process tools used by a broad range of specialty semiconductor customers.
•PCB, Display and Component Inspection: a range of inspection, testing and measurement, and DI for patterning products used by manufacturers of PCBs, FPDs, advanced packaging, MEMS, and other electronic components.
•Other: products that do not fall into the three segments above.
A majority of our revenues are derived from outside the United States, and include geographic regions such as Taiwan, China, Korea, Japan, Europe and Israel, and Rest of Asia. China is emerging as a major region for manufacturing of logic and memory chips, adding to its role as the world’s largest consumer of ICs. Additionally, a significant portion of global FPD and PCB manufacturing has migrated to China. Government initiatives are propelling China to expand its domestic manufacturing capacity and attracting investment from semiconductor manufacturers from Taiwan, Korea, Japan and the United States. Although China is currently seen as an important long-term growth region for the semiconductor and electronics capital equipment sector, Commerce has added certain China-based entities to the U.S. Entity List, restricting our ability to provide products and services to such entities without a license. In addition, Commerce has imposed new export licensing requirements on China-based customers engaged in military end uses, as well as requiring our customers to obtain an export license when they use certain semiconductor capital equipment based on U.S. technology to manufacture products connected to Huawei or its affiliates. While these new rules have not significantly impacted our operations to date, such actions by the U.S. government or another country could impact our ability to provide our products and services to existing and potential customers and adversely affect our business.
The following table sets forth some of our key consolidated financial information for each of our last three fiscal years(1):

	Year Ended June 30,
(Dollar amounts in thousands, except diluted net income per share)	2021	2020	2019
Total revenues	$6,918,734	$5,806,424	$4,568,904
Costs of revenues	$2,772,165	$2,449,561	$1,869,377
Gross margin	60%	58%	59%
Net income attributable to KLA(2)	$2,078,292	$1,216,785	$1,175,617
Diluted net income per share attributable to KLA	$13.37	$7.70	$7.49
__________________
(1)On February 20, 2019, we completed the Orbotech Acquisition for total consideration of approximately $3 billion. The operating results of Orbotech have been included in our Consolidated Financial Statements from the Acquisition Date. For additional details, refer to Note 6 “Business Combinations” to our Consolidated Financial Statements.
(2)Our net income attributable to KLA for the year ended June 30, 2020 includes a pre-tax goodwill impairment charge of $256.6 million and a pre-tax charge of $22.5 million as a result of the extinguishment of debt. For additional details, refer to Note 7 “Goodwill and Purchased Intangible Assets” and Note 8 “Debt” to our Consolidated Financial Statements.
Impact of COVID-19
Events surrounding the COVID-19 pandemic had resulted in a reduction in economic activity across the globe in calendar year 2020. Vaccinations and pandemic containment measures have now created an environment that is driving economic growth, even as pace of economic recovery remains uneven in various geographies. The resumption of growth has caused us to experience new constraints in our supply chain. Supply lead times are extended and shortages have sometimes required us to increase our purchase commitments to secure critical components on a timely basis.
While all of our global sites are currently operational, any local pandemic outbreaks could require us to temporarily curtail production levels or temporarily cease operations based on government mandates. We remain committed to the health and safety of our employees, contractors, suppliers, customers, and communities, and are following government policies and recommendations designed to slow the spread of COVID-19.
Our efforts to respond to the COVID-19 pandemic have included health screenings, social distancing, employee separation protocols at our facilities, suspension of non-essential business travel and work from home to the extent possible. We are working with government authorities in the jurisdictions where we operate, and continuing to monitor our operations in an effort to ensure we follow government requirements, relevant regulations, industry standards, and best practices to help safeguard our team members, while safely continuing operations to the extent possible at our sites across the globe.
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

Revenue Recognition. We primarily derive revenue from the sale of process control and yield management solutions for the semiconductor and related nanoelectronics industries, maintenance and support of all these products, installation and training services, and the sale of spare parts. Our portfolio also includes yield enhancement and production solutions used by manufacturers of PCBs, FPDs, advanced packaging, MEMS and other electronic components. Our solutions are generally not sold with a right of return, nor have we experienced significant returns from or refunds to our customers.
We account for a contract with a customer when there is approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable. Our revenues are measured based on consideration stipulated in the arrangement with each customer, net of any sales incentives and amounts collected on behalf of third parties, such as sales taxes. The revenues are recognized as separate performance obligations that are satisfied by transferring control of the product or service to the customer. Our arrangements with our customers include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. A product or service is considered distinct if it is separately identifiable from other deliverables in the arrangement and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The transaction consideration, including any sales incentives, is allocated between separate performance obligations of an arrangement based on the stand-alone selling prices (“SSP”) for each distinct product or service. Management considers a variety of factors to determine the SSP, such as historical stand-alone sales of products and services, discounting strategies and other observable data. From time to time, our contracts are modified to account for additional, or to change existing, performance obligations. Our contract modifications are generally accounted for prospectively.
Product Revenue
We recognize revenue from product sales at a point in time when we have satisfied our performance obligation by transferring control of the product to the customer. We use judgment to evaluate whether control has transferred by considering several indicators, including whether:
•we have a present right to payment;
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
Services and Spare Parts Revenue
The majority of product sales include a standard six to 12-month warranty that is not separately paid for by the customers. The customers may also purchase extended warranties for periods beyond the initial year as part of the initial product sale. We have concluded that the standard 12-month warranty as well as any extended warranty periods included in the initial product sales are separate performance obligations for most of our products. The estimated fair value of warranty services is deferred and recognized ratably as revenue over the warranty period, as the customer simultaneously receives and consumes the benefits of warranty services provided by us.

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
Significant Judgments
Our contracts with our customers often include promises to transfer multiple products and services. Each product and service is generally capable of being distinct within the context of the contract and represents a separate performance obligation. Determining the SSP for each distinct performance obligation and allocation of consideration from an arrangement to the individual performance obligations and the appropriate timing of revenue recognition are significant judgments with respect to these arrangements. We typically estimate the SSP of products and services based on observable transactions when the products and services are sold on a stand-alone basis and those prices fall within a reasonable range. We typically have more than one SSP for individual products and services due to the stratification of these products by customers and circumstances. In these instances, we use information such as the size of the customer, geographic region, as well as customization of the products in determining the SSP. In instances where the SSP is not directly observable, we determine the SSP using information that includes market conditions, entity-specific factors, including discounting strategies, information about the customer or class of customer that is reasonably available and other observable inputs. While changes in the allocation of SSP between performance obligations will not affect the amount of total revenue recognized for a particular contract, any material changes could impact the timing of revenue recognition, which could have a material effect on our financial position and results of operations.
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
As outlined above, we use judgments to evaluate whether or not the customer has obtained control of the product and consider several indicators in evaluating whether or not control has transferred to the customer. Not all of the indicators need to be met for us to conclude that control has transferred to the customer.
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
A contract liability is recognized when we receive payment or have an unconditional right to payment in advance of the satisfaction of performance. The contract liabilities represent (1) deferred product revenue related to the value of products that have been shipped and billed to customers and for which control has not been transferred to the customers, and (2) deferred service revenue, which is recorded when we receive consideration, or such consideration is unconditionally due, from a customer prior to transferring services to the customer under the terms of a contract. Deferred service revenue typically results from warranty services, and maintenance and other service contracts.
Contract assets and liabilities related to rights and obligations in a contract are recorded net in the Consolidated Balance Sheets.
Business Combinations. Accounting for business combinations requires management to make significant estimates and assumptions to determine the fair values of assets acquired and liabilities assumed at the acquisition date. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based, in part, on historical experience and information obtained from management of the acquired companies, and are inherently uncertain. Critical estimates in valuing certain acquired intangible assets include, but are not limited to, future expected cash flows including revenue growth rate assumptions from product sales, customer contracts and acquired technologies, expected costs to develop IPR&D into commercially viable products, estimated cash flows from the projects when completed, including assumptions associated with the technology migration curve, estimated royalty rates used in valuing technology related intangible assets, and discount rates. The discount rates used to discount expected future cash flows to present value are typically derived from a weighted-average cost of capital analysis and adjusted to reflect inherent risks. Unanticipated events and circumstances may occur that could affect either the accuracy or validity of such assumptions, estimates or actual results.
We allocate the fair value of the purchase price of our acquisitions to the tangible assets acquired, liabilities assumed, and intangible assets acquired, including IPR&D, based on their estimated fair values at acquisition date. The excess of the fair value of the purchase price over the fair values of these net tangible and intangible assets acquired is recorded as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the measurement period, which will not exceed one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of the purchase price of our acquisitions, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Operations.
The fair value of IPR&D is initially capitalized as an intangible asset with an indefinite life and assessed for impairment thereafter whenever events or changes in circumstances indicate that the carrying value of the IPR&D assets may not be recoverable. Impairment of IPR&D is recorded to R&D expenses. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized to costs of revenues over the asset’s estimated useful life.
Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.
Inventories. Inventories are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Demonstration units are stated at their manufacturing cost and written down to their net realizable value. We review and set standard costs semi-annually at current manufacturing costs in order to approximate actual costs. Our manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes, adjusted for excess capacity. Abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and spoilage are recognized as current period charges. We write down product inventory based on forecasted demand and technological obsolescence and service spare parts inventory based on forecasted usage. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values.
Allowance for Credit Losses. A majority of our accounts receivable are derived from sales to large multinational semiconductor and electronics manufacturers throughout the world. We maintain an allowance for credit losses for expected uncollectible accounts receivable and assess collectability by reviewing accounts receivable on a collective basis where similar risk characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The allowance for credit losses is reviewed on a quarterly basis to assess the adequacy of the allowance. However, volatility in market conditions and evolving credit trends are difficult to predict and may cause variability that may have a material impact on our allowance for credit losses in future periods.
Accounting for Stock-Based Compensation Plans. Compensation expense for restricted stock units (“RSUs”) with performance metrics is calculated based upon expected achievement of the metrics specified in the grant, or when a grant contains a market condition, the grant date fair value using a Monte Carlo simulation. The Monte Carlo simulation fair value model requires the use of highly subjective and complex assumptions, including the award’s expected life, the price volatility of the underlying stock, as well as the potential outcomes of the market condition on the grant date of each award.
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
Goodwill and Purchased Intangible Assets - Impairment Assessments. We review goodwill for impairment annually during our third fiscal quarter as well as whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. Pursuant to the authoritative guidance, we make certain judgments and assumptions to determine our reporting units and allocate shared assets and liabilities to those reporting units, which determines the carrying values for each reporting unit. When assessing goodwill for impairment, an initial assessment of qualitative factors determines whether the existence of events and circumstances indicates it is more likely than not that the fair value of a reporting unit is less than its carrying value. Judgments related to qualitative factors include macroeconomic conditions, industry and market considerations, cost factors, overall financial performance, relevant entity-specific events, a sustained decrease in share price and other events affecting the reporting units. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative test is then performed by estimating the fair value of the reporting unit and comparing it to its carrying value including goodwill. If the former is lower, goodwill is written down by the excess amount, limited to the amount of goodwill allocated to that reporting unit. See Note 7 “Goodwill and Purchased Intangible Assets” to our Consolidated Financial Statements for additional information.
We determine the fair value of a reporting unit using the market approach when deemed appropriate and the necessary information is available, or the income approach which uses discounted cash flow (“DCF”) analysis, or a combination of both. If multiple valuation methodologies are used, the results are weighted. Determining fair value requires the exercise of significant judgment, including judgments about appropriate discount rates, revenue growth rates and the amount and timing of expected future cash flows. Discount rates are based on a weighted-average cost of capital (“WACC”), which represents the average rate a business must pay its providers of debt and equity, plus a risk premium. The WACC used to test goodwill is derived from a group of comparable companies. The cash flows employed in the DCF analysis are derived from internal forecasts and external market forecasts. The market approach estimates the fair value of the reporting unit by utilizing the market comparable method which is based on revenue and earnings multiples from comparable companies.
We review purchased finite-lived intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of the assets are shorter than initially expected. We determine whether finite-lived intangible assets are recoverable based on the forecasted undiscounted future cash flows that are expected to be generated by the lowest-level associated asset grouping. Assumptions and estimates about future values and remaining useful lives of our intangible assets are complex and subjective. If the undiscounted cash flows used in the recoverability test are less than the long-lived assets’ carrying value, we recognize an impairment loss for the amount that the carrying value exceeds the fair value.
We review indefinite-lived intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying value of the assets may not be fully recoverable. The authoritative accounting guidance allows a qualitative approach for testing indefinite-lived intangible assets for impairment, similar to the impairment testing guidance for goodwill. It allows the option to first assess qualitative factors (events and circumstances) that could have affected the significant inputs used in determining the fair value of the indefinite-lived intangible asset. The qualitative factors assist in determining whether it is more-likely-than-not that the indefinite-lived intangible asset is impaired. An organization may choose to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to calculating its fair value. Our indefinite-lived intangible assets are IPR&D intangible assets.
Any impairment charges could have a material adverse effect on our operating results and net asset value in the quarter in which we recognize the impairment charge. See Note 7 “Goodwill and Purchased Intangible Assets” to our Consolidated Financial Statements for additional information.
Income Taxes. We account for income taxes in accordance with the authoritative guidance, which requires income tax effects for changes in tax laws to be recognized in the period in which the law is enacted.
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
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with the authoritative guidance on accounting for uncertainty in income taxes, we recognize liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained in audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activities. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.
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
Global Intangible Low-Taxed Income. The Tax Act includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. This income will effectively be taxed at a 10.5% tax rate in general. As a result, our deferred tax assets and liabilities were evaluated to determine if the deferred tax assets and liabilities should be recognized for the basis differences expected to reverse as a result of GILTI provisions that are effective for us after the fiscal year ending June 30, 2018, or if the tax on GILTI provisions should be recognized as period costs in each year incurred. We elected to account for GILTI as a component of current period tax expense starting from the first quarter of the fiscal year ending June 30, 2019.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including those recently adopted and the expected dates of adoption as well as estimated effects, if any, on our Consolidated Financial Statements of those not yet adopted, see Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements.
RESULTS OF OPERATIONS
Revenues and Gross Margin

	Year Ended June 30,
(Dollar amounts in thousands)	2021	2020	2019	FY21 vs. FY20		FY20 vs. FY19
Revenues:
Product	$5,240,316	$4,328,725	$3,392,243	$911,591	21%	$936,482	28%
Service	1,678,418	1,477,699	1,176,661	200,719	14%	301,038	26%
Total revenues	$6,918,734	$5,806,424	$4,568,904	$1,112,310	19%	$1,237,520	27%
Costs of revenues	$2,772,165	$2,449,561	$1,869,377	$322,604	13%	$580,184	31%
Gross margin	60%	58%	59%	2%		(1)%
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
The increase in product revenues by 21% in the fiscal year ended June 30, 2021 compared to the prior year is primarily attributable to strong demand for many of our products, especially our inspection and metrology portfolios, due to the continued growth in the 5G market and increased demand for high-performance computing and advanced packaging. These increases were partially offset by softer demand and oversupply in the display markets.
Service revenues
Service revenues are generated from product maintenance and support services, as well as billable time and material service calls made to our customers. The amount of our service revenues is typically a function of the number of systems installed at our customers’ sites and the utilization of those systems, but it is also impacted by other factors, such as our rate of service contract renewals, the types of systems being serviced and fluctuations in foreign currency exchange rates.
The increase in service revenues by 14% in the fiscal year ended June 30, 2021 compared to the prior year is primarily attributable to an increase in the number of systems installed at our customers’ sites.

Revenues by segment(1)

	Year Ended June 30,
(Dollar amounts in thousands)	2021	2020	2019	FY21 vs. FY20		FY20 vs. FY19
Revenues:
Semiconductor Process Control	$5,734,825	$4,745,446	$4,080,822	$989,379	21%	$664,624	16%
Specialty Semiconductor Process(2)	369,216	329,700	151,164	39,516	12%	178,536	118%
PCB, Display and Component Inspection(2)	812,620	727,451	332,810	85,169	12%	394,641	119%
Other(2)	739	3,614	4,676	(2,875)	(80)%	(1,062)	(23)%
Total revenues	$6,917,400	$5,806,211	$4,569,472	$1,111,189	19%	$1,236,739	27%
__________
(1)Segment revenues exclude corporate allocations and the effects of foreign currency exchange rates. For additional details, refer to Note 19 “Segment Reporting and Geographic Information” to our Consolidated Financial Statements.
(2)Orbotech was acquired on February 20, 2019.
Revenue from our Semiconductor Process Control segment increased by 21% in the fiscal year ended June 30, 2021 compared to the prior year primarily due to a strong demand for many of our products, especially from our inspection and metrology portfolios. The increase in revenues from our Specialty Semiconductor Process and PCB, Display and Component Inspection segments is primarily driven by continued growth in advanced packaging, high-performance computing technologies and 5G infrastructure, partially offset by softer demand and oversupply in the FPD market.
Revenues - Top Customers
The following customers each accounted for more than 10% of our total revenues primarily in our Semiconductor Process Control segment for the indicated periods:

Year Ended June 30,
2021	2020	2019
Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited
Samsung Electronics Co., Ltd.	Samsung Electronics Co., Ltd.

Revenues by region
We have revised the fiscal 2020 revenue by geographic regions as presented below as well as in Note 19 “Segment Reporting and Geographic Information.” The revisions were to correct the amount of revenue allocated to each geographic region. These revisions had no impact on the previously issued Consolidated Balance Sheet, Statements of Operations, Statements of Cash Flows, Statements of Comprehensive Income (Loss) or Statements of Stockholders’ Equity as of and for the year-ended June 30, 2020 and we determined that the impact of the revisions was not material to our previously issued Consolidated Financial Statements.
Revenues by region for the periods indicated were as follows:

	Year Ended June 30,
(Dollar amounts in thousands)	2021		2020		2019
Taiwan	$1,690,558	25%	$1,598,201	27%	$1,105,726	24%
China	1,831,446	26%	1,495,977	26%	1,215,807	27%
Korea	1,343,473	19%	911,848	16%	584,091	13%
Japan	639,381	9%	660,772	11%	581,529	13%
United States	765,974	11%	651,328	11%	596,452	13%
Europe and Israel	396,422	6%	322,085	6%	305,924	7%
Rest of Asia	251,480	4%	166,213	3%	179,375	3%
Total	$6,918,734	100%	$5,806,424	100%	$4,568,904	100%
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
The following table summarizes the major factors that contributed to the changes in gross margin percentage:

Gross Margin Percentage
Fiscal Year Ended June 30, 2019	59.1%
Revenue volume of products and services	1.5%
Mix of products and services sold	(0.8)%
Manufacturing labor, overhead and efficiencies	0.5%
Intangible amortization	(1.6)%
Other service and manufacturing costs	(0.8)%
Fiscal Year Ended June 30, 2020	57.9%
Revenue volume of products and services	1.3%
Mix of products and services sold	1.2%
Other service and manufacturing costs	(0.5)%
Fiscal Year Ended June 30, 2021	59.9%
Changes in gross margin percentage, which are driven by the revenue volume of products and services, reflect our ability to leverage existing infrastructure to generate higher revenues. Revenue is impacted by average customer pricing, customer revenue deferrals associated with volume purchase agreements and the effect of fluctuations in foreign currency exchange rates. Changes in gross margin percentage from the mix of products and services sold reflect the impact of changes within the composition of product and service offerings, and amortization of inventory fair value adjustments from business combinations. Changes in gross margin percentage from manufacturing labor, overhead and efficiencies reflect our ability to manage costs and drive productivity as we scale our manufacturing activity to respond to customer requirements, and amortization of intangible assets. Changes in gross margin percentage from other service and manufacturing costs include the impact of customer support costs, including the efficiencies with which we deliver services to our customers, and the effectiveness with which we manage our production plans and inventory risk.
The increase in our gross margin from 57.9% to 59.9% during the fiscal year ended June 30, 2021 is primarily attributable to a higher revenue volume of products and services sold and a more profitable mix of products and services sold, partially offset by an increase in service and manufacturing costs.
Segment gross margin(1)

	Year Ended June 30,
(Dollar amounts in thousands)	2021	2020	2019	FY21 vs. FY20		FY20 vs. FY19
Segment gross margin:
Semiconductor Process Control	$3,705,222	$3,028,167	$2,590,434	$677,055	22%	$437,733	17%
Specialty Semiconductor Process(2)	206,706	183,641	78,800	23,065	13%	104,841	133%
PCB, Display and Component Inspection(2)	390,571	315,723	155,765	74,848	24%	159,958	103%
Other(2)	(68)	(63)	1,102	(5)	(8)%	(1,165)	(106)%
	$4,302,431	$3,527,468	$2,826,101	$774,963	22%	$701,367	25%
_________________
(1)    Segment gross margin is calculated as segment revenues less segment cost of revenues and excludes corporate allocations and the effects of foreign currency exchange rates, amortization of intangible assets, inventory fair value adjustments, and acquisition-related costs. For additional details, refer to Note 19 “Segment Reporting and Geographic Information” to our Consolidated Financial Statements.
(2)    Orbotech was acquired on February 20, 2019.
The primary factors impacting the performance of our segment gross margins for fiscal year 2021 compared to fiscal year 2020 are summarized as follows:
•Semiconductor Process Control segment gross margin increased due to a more profitable mix of products and services sold, partially offset by an increase in service and manufacturing costs.
•The changes in the segment gross margins of the Specialty Semiconductor Process, PCB, Display and Component Inspection and Other segments increased primarily due to a more favorable mix of products and services sold as well as a higher revenue volume of products and services sold.

Research and Development (“R&D”)

	Year Ended June 30,
(Dollar amounts in thousands)	2021	2020	2019	FY21 vs. FY20		FY20 vs. FY19
R&D expenses	$928,487	$863,864	$711,030	$64,623	7%	$152,834	21%
R&D expenses as a percentage of total revenues	13%	15%	16%	(2)%		(1)%
R&D expenses may fluctuate with product development phases and project timing as well as our R&D efforts. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs and other expenses.
R&D expenses during the fiscal year ended June 30, 2021 increased compared to the fiscal year ended June 30, 2020, primarily due to an increase in employee-related expenses of $54.5 million as a result of additional engineering headcount, higher employee benefit costs, and higher variable compensation and an increase in engineering project materials expenses of $22.6 million. This is partially offset by a decrease in travel-related expense of $11.3 million.
Our future operating results will depend significantly on our ability to produce products and provide services that have a competitive advantage in our marketplace. To do this, we believe that we must continue to make substantial and focused investments in our R&D. We remain committed to product development in new and emerging technologies.

Selling, General and Administrative (“SG&A”)

	Year Ended June 30,
(Dollar amounts in thousands)	2021	2020	2019	FY21 vs. FY20		FY20 vs. FY19
SG&A expenses	$729,602	$734,149	$599,124	$(4,547)	(1)%	$135,025	23%
SG&A expenses as a percentage of total revenues	11%	13%	13%	(2)%		—%
SG&A expenses during the fiscal year ended June 30, 2021 decreased compared to the fiscal year ended June 30, 2020, primarily due to a decrease in travel-related expenses of $25.4 million and a decrease in depreciation and intangible amortization expense of $19.3 million. These decreases were partially offset by an increase in employee-related expenses of $19.5 million as the result of additional headcount, higher employee benefit costs and variable compensation, an increase in facility and office expense of $9.7 million, and higher consulting costs of $6.6 million.
Goodwill Impairment
We performed our annual impairment assessment of goodwill as of February 28, 2021 and concluded that goodwill was not impaired.
For the fiscal year ended June 30, 2020, as a result of our annual goodwill impairment testing for all reporting units, we recorded $144.2 million and $112.5 million in impairment charges in the Specialty Semiconductor Process and PCB and Display reporting units, respectively, in the three months ended March 31, 2020.
Restructuring Charges
In September 2019, management approved a plan to streamline our organization and business processes that included the reduction of workforce, primarily in our PCB, Display and Component Inspection segment.
Restructuring charges were $12.4 million for the year ended June 30, 2021 and included $3.9 million of non-cash charges for accelerated depreciation related to certain right-of-use (“ROU”) assets and fixed assets to be abandoned. Restructuring charges were $7.7 million for the year ended June 30, 2020.
For additional information refer to Note 20 “Restructuring Charges” to our Consolidated Financial Statements.
Interest Expense and Other Expense (Income), Net

	Year Ended June 30,
(Dollar amounts in thousands)	2021	2020	2019	FY21 vs. FY20		FY20 vs. FY19
Interest expense	$157,328	$160,274	$124,604	$(2,946)	(2)%	$35,670	29%
Other expense (income), net	$(29,302)	$2,678	$(31,462)	(31,980)	(1,194)%	$34,140	109%
Interest expense as a percentage of total revenues	2%	3%	3%
Other expense (income), net as a percentage of total revenues	—%	—%	1%
The decrease in interest expense during the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020 was primarily due to lower interest expense on our Revolving Credit Facility, which is described further in the "Liquidity and Capital Resources" section below.
Other expense (income), net is comprised primarily of fair value adjustments and realized gains or losses on sales of marketable and non-marketable securities, gains or losses from revaluations of certain foreign currency denominated assets and liabilities as well as foreign currency contracts, interest-related accruals (such as interest and penalty accruals related to our tax obligations) and interest income earned on our invested cash, cash equivalents and marketable securities.
The decrease in other expense (income), net during the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020 was primarily due to an initial fair value adjustment of $26.7 million from an equity security becoming marketable.
Loss on Extinguishment of Debt
We had no loss on extinguishment of debt in the year ended June 30, 2021.

For the fiscal year ended June 30, 2020, loss on extinguishment of debt reflected a pre-tax net loss of $22.5 million associated with the redemption of our $500.0 million of Senior Notes due 2021, including associated redemption premiums, accrued interest and other fees and expenses.
Provision for Income Taxes
The following table provides details of income taxes:

	Year Ended June 30,
(Dollar amounts in thousands)	2021	2020	2019
Income before income taxes	$2,360,454	$1,316,711	$1,296,231
Provision for income taxes	$283,101	$101,686	$121,214
Effective tax rate	12.0%	7.7%	9.4%
Tax expense was higher as a percentage of income before taxes during the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020 primarily due to the impact of the following items:
•Tax expense increased by $107.2 million relating to the impact of a decrease in the proportion of KLA's earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate during the fiscal year ended June 30, 2021;
•Tax expense increased by $41.1 million during the fiscal year ending June 30, 2021 relating to an increase in our deferred tax liability on purchased intangibles due to an increase in the United Kingdom statutory income tax rate effective April 2023; and
•Tax expense decreased by $34.3 million relating to the impact of an internal restructuring during the fiscal year ended June 30, 2020; partially offset by
•Tax expense decreased by $44.3 million relating to a decrease in our unrecognized tax benefit during the fiscal year ended June 30, 2021; and
•Tax expense increased by $53.9 million relating to a $256.6 million goodwill impairment charge, which is non-deductible for income tax, during the fiscal year ended June 30, 2020.
Our effective tax rate during the fiscal year ended June 30, 2019 was impacted by the Tax Act, which was enacted into law on December 22, 2017. The following items are the tax impacts as a result of the Tax Act:
•Tax expense decreased by $49.9 million relating to the reduction of the U.S. federal corporate tax rate from 28.1% to 21.0% for the fiscal year ended June 30, 2019; and
•Tax expense decreased by $19.3 million relating to the transition tax liability during the fiscal year ended June 30, 2019.
Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses incurred in connection with acquisitions, R&D credits as a percentage of aggregate pre-tax income, non-taxable or non-deductible increases or decreases in the assets held within our Executive Deferred Savings Plan, the tax effects of employee stock activity and the effectiveness of our tax planning strategies.
In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to federal income tax examinations for all years beginning from the fiscal year ended June 30, 2018 and are under U.S. income tax examination for the fiscal year ended June 30, 2018. We are subject to U.S. state income tax examinations for all years beginning from the fiscal year ended June 30, 2017. We are also subject to examinations in other major foreign jurisdictions, including Singapore and Israel, for all years beginning from the calendar year ended December 31, 2012. We are under audit in Germany related to Orbotech for the calendar years ended December 31, 2013 to December 31, 2015. We have concluded our audit in Israel related to KLA for the fiscal years ended June 30, 2017 to June 30, 2020. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material adverse effect on our results of operations or cash flows in the period or periods for which that determination is made.
In May 2017, Orbotech received an assessment from the ITA with respect to its fiscal years 2012 through 2014 (the “Assessment” and the “Audit Period,” respectively), for an aggregate amount of tax, after offsetting all net operating losses (“NOL”) available through the end of 2014, of approximately NIS 229 million (equivalent to approximately $66 million which includes related interest and linkage differentials to the Israeli consumer price index as of date of the issuance of the Tax Decrees).

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
Orbotech filed a notice of appeal with respect to the above Tax Decrees with the District Court of Tel Aviv on September 26, 2019. On February 27, 2020 the ITA filed its arguments in support of the Tax Decrees. Orbotech filed the grounds of appeal with respect to the above Tax Decrees on July 30, 2020. We are currently in the pre-trial hearing stage of the process. The ITA and Orbotech are continuing discussions in an effort to resolve this matter in a mutually agreeable manner.
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
In December 2020, Orbotech received an assessment from the ITA with respect to its fiscal years 2015 through 2018 (the “Second Assessment”), for an aggregate amount of tax, after offsetting all NOLs available through the end of 2018, of approximately NIS 227 million (equivalent to approximately $68 million which includes related interest and linkage differentials to the Israeli consumer price index as of date of the issuance of the Second Assessment). We filed an objection to the Second Assessment with the ITA in March 2021. The objection moved the 2015-2018 audit to the second stage, in which the ITA will review the objections. We believe that our recorded unrecognized tax benefits are sufficient to cover the resolution of the Second Assessment.
On March 27, 2020, The Coronavirus Aid, Relief, and Economic Security (“CARES Act”), which includes several tax relief provisions, was signed into law. As a result of the CARES Act, we have deferred payment of certain payroll taxes to the U.S. federal government through December 31, 2022 and accelerated the tax deduction of qualified improvement property. The provisions of the CARES Act do not have a material impact to our liquidity and we are not expecting a material tax refund.
Liquidity and Capital Resources

	As of June 30,
(Dollar amounts in thousands)	2021	2020	2019
Cash and cash equivalents	$1,434,610	$1,234,409	$1,015,994
Marketable securities	1,059,912	746,063	723,391
Total cash, cash equivalents and marketable securities	$2,494,522	$1,980,472	$1,739,385
Percentage of total assets	24%	21%	19%

	Year Ended June 30,
(In thousands)	2021	2020	2019
Cash flows:
Net cash provided by operating activities	$2,185,026	$1,778,850	$1,152,632
Net cash used in investing activities	(500,404)	(258,874)	(1,180,982)
Net cash used in financing activities	(1,497,881)	(1,299,635)	(360,005)
Effect of exchange rate changes on cash and cash equivalents	13,460	(1,926)	(33)
Net (decrease) increase in cash and cash equivalents	$200,201	$218,415	$(388,388)
Cash and Cash Equivalents and Marketable Securities:

As of June 30, 2021, our cash, cash equivalents and marketable securities totaled $2.49 billion, which represents an increase of $514.1 million from June 30, 2020. The increase is mainly due to net cash provided by operating activities of $2.19 billion, partially offset by stock repurchases of $938.6 million, cash used for payments of dividends and dividend equivalents of $559.4 million, net cash usage of $288.1 million related to the purchases, sales and maturities of available-for-sale and trading securities and capital expenditures of $231.6 million.
As of June 30, 2021, $0.96 billion of our $2.49 billion of cash, cash equivalents, and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to indefinitely reinvest $0.60 billion of the cash, cash equivalents and marketable securities held by our foreign subsidiaries for which we assert that earnings are permanently reinvested. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay state and foreign taxes of approximately 1%-22% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued state and foreign tax on the remaining cash of $0.36 billion of the $0.96 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Cash Dividends and Special Cash Dividend:
The total amounts of regular quarterly cash dividends and dividends equivalents paid during the fiscal years ended June 30, 2021, 2020 and 2019 were $559.4 million, $522.4 million and $469.4 million, respectively. The increase in the amount of regular quarterly cash dividends and dividends equivalents paid during the fiscal year ended June 30, 2021 reflected the increase in the level of our regular quarterly cash dividend from $0.85 to $0.90 per share that was instituted during the three months ended September 30, 2020. The amounts of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights were $10.3 million and $8.3 million as of June 30, 2021 and 2020, respectively. These amounts will be paid upon vesting of the underlying unvested RSUs as described in Note 10 “Equity, Long-term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements.
On August 5, 2021, we announced that our Board of Directors had declared a quarterly cash dividend of $1.05 per share. Refer to Note 21 “Subsequent Events” to our Consolidated Financial Statements for additional information regarding the declaration of our quarterly cash dividend announced subsequent to June 30, 2021.
On November 19, 2014, our Board of Directors declared a special cash dividend of $16.50 per share on our outstanding common stock. The total amount of the special cash dividend accrued by us at the declaration date was substantially paid out during the three months ended December 31, 2014, and the final payment was made during the fiscal year ended June 30, 2019. Other than the special cash dividend declared during the three months ended December 31, 2014, we historically have not declared any special cash dividends.
Stock Repurchases:
The shares repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the fiscal years ended June 30, 2021 and 2020. The stock repurchase program is intended, in part, to offset the dilution from our equity incentive plans, shares issued in connection with the purchases under our ESPP and the issuance of shares in the Orbotech Acquisition, as well as to return excess cash to our stockholders.
Cash Flows from Operating Activities:
We have historically financed our liquidity requirements through cash generated from operations. Net cash provided by operating activities during the fiscal year ended June 30, 2021 increased by $0.41 billion compared to the fiscal year ended June 30, 2020, from $1.78 billion to $2.19 billion, primarily as a result of the following factors:
•An increase in collections of approximately $1 billion mainly driven by higher shipments during the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020; partially offset by the following:
•A decrease in interest income of approximately $14 million mainly due to lower interest rates during the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020;
•An increase in accounts payable payments of approximately $445 million during the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020;
•An increase in employee-related payments of approximately $119 million during the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020;
•An increase of long-term incentive payments of approximately $12 million during the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020;

•An increase in income tax payments of $131.4 million during the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020
Net cash used in investing activities during the fiscal year ended June 30, 2021 was $500.4 million compared to net cash used in investing activities of $258.9 million during the fiscal year ended June 30, 2020. This increase in cash used was mainly due to an increase in net purchases of available for sale and trading securities of $270.9 million and an increase in cash paid to purchase fixed assets of $79.0 million, partially offset by a decrease in cash paid for a business acquisition of $90.1 million and an increase in cash received from sale of a business of $16.8 million.
Cash Flows from Financing Activities:
Net cash used in financing activities during the fiscal year ended June 30, 2021 increased compared to the fiscal year ended June 30, 2020, from $1.30 billion to $1.50 billion. This increase was mainly due to an increase in cash used for stock repurchases of $109.5 million, an increase in net debt repayments of $50.5 million and cash paid for dividends and dividend equivalents of $36.9 million.
Senior Notes:
In February 2020, March 2019 and November 2014, we issued $750.0 million, $1.20 billion and $2.50 billion, respectively (the “2020 Senior Notes,” “2019 Senior Notes” and “2014 Senior Notes,” respectively, and collectively the “Senior Notes”), aggregate principal amount of senior, unsecured long-term notes. In February 2020 and October 2019, we repaid $500.0 million and $250.0 million of Senior Notes, respectively.
In February 2020, S&P upgraded its credit rating of the Company to “BBB+” and revised its outlook to stable, which permanently removed interest rate adjustments and the interest rate on the 2014 Senior Notes became fixed. The interest rates for each series of the 2020 Senior Notes and 2019 Senior Notes are not subject to adjustments.
In January 2020, we entered into a series of forward contracts (“2020 Rate Lock Agreements”) to lock the 30-year treasury rate (the “benchmark interest rate” with respect to the 2020 Rate Lock Agreements) on a portion of the 2020 Senior Notes. The 2020 Rate Lock Agreements had a notional amount of $350.0 million in aggregate and matured in the same quarter. The 2020 Rate Lock Agreements were terminated on the date of the pricing of the $750.0 million of 3.300% Senior Notes due in 2050 and we recorded the fair value of $21.5 million as a loss within Accumulated Other Comprehensive Income (Loss) (“AOCI”) as of March 31, 2020, which is being amortized over the life of the debt. During the fiscal year ended June 30, 2018, we entered into a series of forward contracts (the “2018 Rate Lock Agreements”) to lock the benchmark interest rate with notional amount of $500.0 million in aggregate. In October 2014, we entered into a series of forward contracts to lock the 10-year treasury rate (the “benchmark interest rate” with respect to the 2014 Rate Lock Agreements) on a portion of the 2014 Senior Notes with a notional amount of $1.00 billion in aggregate. For additional details, refer to Note 17 “Derivative Instruments and Hedging Activities” and Note 8 “Debt” to our Consolidated Financial Statements.
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
In certain circumstances involving a change of control followed by a downgrade of the rating of a series of Senior Notes by at least two of Moody’s, S&P and Fitch, unless we have exercised our rights to redeem the Senior Notes of such series, we will be required to make an offer to repurchase all or, at the holder’s option, any part, of each holder’s Senior Notes of that series pursuant to the offer described below (the “Change of Control Offer”). In the Change of Control Offer, we will be required to offer payment in cash equal to 101% of the aggregate principal amount of Senior Notes repurchased plus accrued and unpaid interest, if any, on the Senior Notes repurchased, up to, but not including, the date of repurchase.
As of June 30, 2021, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility:
In November 2017, we entered into a Credit Agreement (the “Credit Agreement”) providing for a $750.0 million five-year unsecured Revolving Credit Facility (the “Revolving Credit Facility”), which replaced our prior Credit Facility. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. In November 2018, we entered into an Incremental Facility, Extension and Amendment Agreement (the “Amendment”), which amended the Credit Agreement to (a) extend the Maturity Date (the “Maturity Date”) from November 30, 2022 to November 30, 2023, (b) increase the total commitment by $250.0 million and (c) effect certain other amendments to the Credit Agreement as set forth in the Amendment. After giving effect to the Amendment, the total commitments under the Credit Agreement amount to $1.00 billion. During the fiscal year ended June 30, 2021, we made a principal payment of $50.0 million. As of June 30, 2021, we had no outstanding aggregate principal amount of borrowings under the Revolving Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the Maturity Date, at which time such Revolving Credit Facility will terminate, and all outstanding loans under such facility, together with all accrued and unpaid interest, must be repaid. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility will bear interest, at our option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to 175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to our credit rating. As of June 30, 2021, we elected to pay interest on the borrowed amount under the Revolving Credit Facility at LIBOR plus a spread of 100.0 bps and we pay an annual commitment fee of 10 bps on the daily undrawn balance of the Revolving Credit Facility.
The Revolving Credit Facility requires us to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, we are required to maintain the maximum leverage ratio as described in the Credit Agreement, on a quarterly basis of 3.00 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of June 30, 2021, our maximum allowed leverage ratio was 3.00 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of June 30, 2021 (the interest expense coverage ratio was 18.70 to 1.00 and the leverage ratio was 1.18 to 1.00). Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2022.

Contractual Obligations
The following is a schedule summarizing our significant obligations to make future payments under contractual obligations as of June 30, 2021:

	Fiscal Year Ending June 30,
(In thousands)	Total	2022	2023	2024	2025	2026	2027 and thereafter	Other
Debt obligations(1)	$3,470,000	$20,000	$—	$—	$1,250,000	$—	$2,200,000	$—
Interest payments associated with all debt obligations(2)	1,933,811	150,814	150,231	149,806	120,738	91,675	1,270,547	—
Purchase commitments(3)	1,545,701	1,503,960	34,117	988	5,436	752	448	—
Income taxes payable(4)	154,034	—	—	—	—	—	—	154,034
Operating leases(5)	107,557	33,759	24,326	15,501	12,104	9,168	12,699	—
Cash long-term incentive program(6)	247,979	88,946	74,115	54,887	30,031	—	—	—
Pension obligations(7)	49,386	2,983	3,049	4,141	3,753	3,612	31,848	—
Executive Deferred Savings Plan(8)	268,028	—	—	—	—	—	—	268,028
Transition tax payable(9)	248,356	26,143	26,143	49,018	65,357	81,695	—	—
Liability for employee rights upon retirement(10)	47,079	—	—	—	—	—	—	47,079
Other(11)	10,334	4,649	3,288	2,101	296	—	—	—
Total obligations	$8,082,265	$1,831,254	$315,269	$276,442	$1,487,715	$186,902	$3,515,542	$469,141
__________________
(1)Represents $3.45 billion aggregate principal amount of Senior Notes due from fiscal year 2025 to fiscal year 2050 and $20.0 million principal amount of Notes Payable due in fiscal year 2022.
(2)The interest payments associated with the Senior Notes payable included in the table above are based on the principal amount multiplied by the applicable interest rate for each series of Senior Notes. Our future interest payments are subject to change if our then effective credit rating is below investment grade as discussed above. The interest payment under the Revolving Credit Facility for the undrawn balance is payable at 10 bps as a commitment fee based on the daily undrawn balance, and we utilized the existing rate for the projected interest payments included in the table above. Our future interest payments for the Revolving Credit Facility are subject to change due to any upgrades or downgrades to our then effective credit rating.
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
(5)Operating lease obligations represent the undiscounted lease payments under non-cancelable leases, but exclude non-lease components.
(6)As part of our employee compensation program, we issue cash-based long-term incentive (“Cash LTI”) awards to many of our employees. Cash LTI awards issued to employees under the Cash Long-Term Incentive Plan (“Cash LTI Plan”) generally vest in three or four equal installments. The amounts in the table above are those committed under the Cash LTI Plan; the expected total payment after estimated forfeitures is approximately $209 million. For additional details, refer to Note 10 “Equity, Long-term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements.

(7)Represents an estimate of expected benefit payments up to fiscal year 2031 that was actuarially determined and excludes the minimum cash required to contribute to the plan. As of June 30, 2021, our defined benefit pension plans do not have material required minimum cash contribution obligations.
(8)Represents the amount committed under our non-qualified executive deferred compensation plan. We are unable to make a reasonably reliable estimate of the timing of payments in individual years due to the uncertainties in the timing around participant’s separation and any potential changes that participants may decide to make to the previous distribution elections.
(9)Represents the transition tax liability associated with our deemed repatriation of accumulated foreign earnings resulting from the enactment of the Tax Act into law on December 22, 2017.
(10)Represents severance payments due upon dismissal of an employee or upon termination of employment in certain other circumstances as required under Israeli law.
(11)Represents amounts committed for accrued dividends payable for quarterly cash dividends for unvested RSUs granted with dividend equivalent rights. For additional details, refer to Note 10 “Equity, Long-term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements.
We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, we periodically sell certain letters of credit (“LC”), without recourse, received from customers as payment for goods and services.
The following table shows total receivables sold under factoring agreements and proceeds from sales of LC for the indicated periods:

	Year Ended June 30,
(In thousands)	2021	2020	2019
Receivables sold under factoring agreements	$305,565	$293,006	$193,089
Proceeds from sales of LC	$133,679	$59,036	$95,436
 Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $75.2 million, of which $59.7 million had been issued as of June 30, 2021, primarily to fund guarantees to customs authorities for value-added tax (“VAT”) and other operating requirements of our subsidiaries in Europe, Israel, and Asia.
Working Capital:
Working capital was $3.59 billion as of June 30, 2021, which represents an increase of $569.3 million compared to our working capital as of June 30, 2020. As of June 30, 2021, our principal sources of liquidity consisted of $2.49 billion of cash, cash equivalents and marketable securities. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions, and other factors such as uncertainty in the global and regional economies and the semiconductor, semiconductor-related and electronic device industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and our $1.00 billion Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.
Our credit ratings as of June 30, 2021 are summarized below:

Rating Agency	Rating
Fitch	BBB+
Moody’s	A2
S&P	BBB+
In June 2021, Moody's upgraded our senior unsecured credit rating from Baa1 to A2. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor capital equipment industries, our financial position, material acquisitions and changes in our business strategy.

Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial position, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 16 “Commitments and Contingencies” to our Consolidated Financial Statements for information related to indemnification obligations.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of June 30, 2021. Actual results may differ materially.
As of June 30, 2021, we had an investment portfolio of fixed income securities of $924.7 million. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of June 30, 2021, the fair value of the portfolio would have declined by $9.6 million.
The fair market value of long-term fixed interest rate notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as market interest rates fall and decrease as market interest rates rise. As of June 30, 2021, the fair value and the book value of our Senior Notes were $3.98 billion and $3.42 billion, respectively, due in various fiscal years ranging from 2024 to 2050. The interest expense for the 2014 Senior Notes was subject to interest rate adjustments following a downgrade of our credit ratings below investment grade by the credit rating agencies. In February 2020, S&P upgraded its credit rating of the Company to “BBB+” and revised its outlook to stable, which permanently removed interest rate adjustments and the interest rate on the 2014 Senior Notes became fixed. Unlike the 2014 Senior Notes, the interest rates for each series of the 2020 Senior Notes and 2019 Senior Notes are not subject to such adjustments.
In November 2017, we entered into a Credit Agreement (the “Credit Agreement”) for a $750.0 million five-year unsecured Revolving Credit Facility (the “Revolving Credit Facility”), which replaced our prior Credit Agreement. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. In November 2018, we entered into an Incremental Facility, Extension and Amendment Agreement (the “Amendment”), which amends the Credit Agreement to (a) extend the Maturity Date from November 30, 2022 to November 30, 2023, (b) increase the total commitment by $250.0 million and (c) effect certain other amendments to the Credit Agreement as set forth in the Amendment. After giving effect to the Amendment, the total commitments under the Credit Agreement amount to $1.00 billion. As of June 30, 2021, we had no outstanding aggregate principal borrowings under the Revolving Credit Facility. As of June 30, 2020, we elected to pay interest on the borrowed amount under the Revolving Credit Facility at the LIBOR plus a spread. The spread ranges from 100 bps to 175 bps based on the adjusted credit rating. The fair value of the borrowings under the Revolving Credit Facility is subject to interest rate risk only to the extent of the fixed spread portion of the interest rates which does not fluctuate with changes in interest rates. We are also obligated to pay an annual commitment fee of 10 bps on the daily undrawn balance of the Revolving Credit Facility which is subject to an adjustment in conjunction with our credit rating downgrades or upgrades. The annual commitment fee ranges from 10 bps to 25 bps on the daily undrawn balance of the Revolving Credit Facility, depending upon the then-effective credit rating. Additionally as of June 30, 2021, if our credit ratings were downgraded to be below investment grade, the maximum potential increase to our annual commitment fee for the Revolving Credit Facility, using the highest range of the ranges discussed above, is estimated to be approximately $1 million.
Our equity investment in a publicly traded company is subject to market price risk, which we typically do not attempt to reduce or eliminate through hedging activities. As of June 30, 2021, the fair value of our investment in the marketable equity security, which begun publicly trading on the Tokyo Stock Exchange on April 5, 2021, was $29.9 million. Assuming a decline of 50% in market prices, the aggregate value of our investment in the marketable equity security could decrease by approximately $15 million, based on the value as of June 30, 2021.
See Note 5 “Marketable Securities” to our Consolidated Financial Statements in Part II, Item 8; “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7; and Risk Factors in Part I, Item 1A of this Annual Report on Form 10-K for a description of recent market events that may affect the value of the investments in our portfolio that we held as of June 30, 2021.
As of June 30, 2021, we had net forward and option contracts to sell $203.5 million in foreign currency in order to hedge certain currency exposures (see Note 17 “Derivative Instruments and Hedging Activities” to our Consolidated Financial Statements for additional details). If we had entered into these contracts on June 30, 2021, the U.S. dollar equivalent would have been $198.0 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $54.5 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our results of operations or cash flows.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KLA CORPORATION
Consolidated Balance Sheets

	As of June 30,
(In thousands, except par value)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,434,610	$1,234,409
Marketable securities	1,059,912	746,063
Accounts receivable, net	1,305,479	1,107,413
Inventories	1,575,380	1,310,985
Other current assets	320,867	324,675
Total current assets	5,696,248	4,723,545
Land, property and equipment, net	663,027	519,824
Goodwill	2,011,172	2,045,402
Deferred income taxes	270,461	236,797
Purchased intangible assets, net	1,185,311	1,391,413
Other non-current assets	444,905	362,979
Total assets	$10,271,124	$9,279,960
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$342,083	$264,280
Deferred system revenue	295,192	336,237
Deferred service revenue	284,936	233,493
Short-term debt	20,000	—
Other current liabilities	1,161,016	865,776
Total current liabilities	2,103,227	1,699,786
Non-current liabilities:
Long-term debt	3,422,767	3,469,670
Deferred tax liabilities	650,623	660,885
Deferred service revenue	87,575	96,325
Other non-current liabilities	631,290	672,284
Total liabilities	6,895,482	6,598,950
Commitments and contingencies (Notes 9, 15 and 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 278,435 and 277,526 shares issued, 152,776 and 155,461 shares outstanding, as of June 30, 2021 and June 30, 2020, respectively	153	155
Capital in excess of par value	2,175,835	2,090,113
Retained earnings	1,277,123	654,930
Accumulated other comprehensive income (loss)	(75,557)	(79,774)
Total KLA stockholders’ equity	3,377,554	2,665,424
Non-controlling interest in consolidated subsidiaries	(1,912)	15,586
Total stockholders’ equity	3,375,642	2,681,010
Total liabilities and stockholders’ equity	$10,271,124	$9,279,960
See accompanying notes to Consolidated Financial Statements.

KLA CORPORATION
Consolidated Statements of Operations

	Year Ended June 30,
(In thousands, except per share amounts)	2021	2020	2019
Revenues:
Product	$5,240,316	$4,328,725	$3,392,243
Service	1,678,418	1,477,699	1,176,661
Total revenues	6,918,734	5,806,424	4,568,904
Costs and expenses:
Costs of revenues	2,772,165	2,449,561	1,869,377
Research and development	928,487	863,864	711,030
Selling, general and administrative	729,602	734,149	599,124
Goodwill impairment	—	256,649	—
Interest expense	157,328	160,274	124,604
Loss on extinguishment of debt	—	22,538	—
Other expense (income), net	(29,302)	2,678	(31,462)
Income before income taxes	2,360,454	1,316,711	1,296,231
Provision for income taxes	283,101	101,686	121,214
Net income	2,077,353	1,215,025	1,175,017
Less: Net loss attributable to non-controlling interest	(939)	(1,760)	(600)
Net income attributable to KLA	$2,078,292	$1,216,785	$1,175,617
Net income per share attributable to KLA
Basic	$13.49	$7.76	$7.53
Diluted	$13.37	$7.70	$7.49
Weighted-average number of shares:
Basic	154,086	156,797	156,053
Diluted	155,437	158,005	156,949

See accompanying notes to Consolidated Financial Statements.

KLA CORPORATION
Consolidated Statements of Comprehensive Income

	Year Ended June 30,
(In thousands)	2021	2020	2019
Net income	$2,077,353	$1,215,025	$1,175,017
Other comprehensive income (loss):
Currency translation adjustments:
Cumulative currency translation adjustments	12,236	(26)	(5,190)
Income tax (provision) benefit	(842)	110	117
Net change related to currency translation adjustments	11,394	84	(5,073)
Cash flow hedges:
Net unrealized gains (losses) arising during the period	3,782	(16,739)	(9,119)
Reclassification adjustments for net (gains) losses included in net income	181	(2,072)	(4,018)
Income tax (provision) benefit	(805)	4,286	2,033
Net change related to cash flow hedges	3,158	(14,525)	(11,104)
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	(7,247)	2,397	(1,824)
Available-for-sale securities:
Net unrealized gains (losses) arising during the period	(3,678)	6,029	11,664
Reclassification adjustments for net (gains) losses included in net income	(253)	(297)	1,294
Income tax (provision) benefit	843	(433)	(3,208)
Net change related to available-for-sale securities	(3,088)	5,299	9,750
Other comprehensive income (loss)	4,217	(6,745)	(8,251)
Less: Comprehensive loss attributable to non-controlling interest	(939)	(1,760)	(600)
Total comprehensive income attributable to KLA	$2,082,509	$1,210,040	$1,167,366

See accompanying notes to Consolidated Financial Statements.

KLA CORPORATION
Consolidated Statements of Stockholders’ Equity

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2018	156,048	$617,999	$1,056,445	$(53,933)	$1,620,511	$—	$1,620,511
Adoption of ASC 606	—	—	(21,215)	75	(21,140)	—	(21,140)
Reclassification of stranded tax effects	—	—	10,920	(10,920)	—	—	—
Net income attributable to KLA	—	—	1,175,617	—	1,175,617	—	1,175,617
Net loss attributable to non-controlling interest	—	—	—	—	—	(600)	(600)
Other comprehensive loss	—	—	—	(8,251)	(8,251)	—	(8,251)
Assumption of stock-based compensation plan awards in connection with the Orbotech Acquisition	—	13,281	—	—	13,281	—	13,281
Common stock issued upon the Orbotech Acquisition	12,292	1,330,786	—	—	1,330,786	—	1,330,786
Net issuance under employee stock plans	1,342	27,321	—	—	27,321	—	27,321
Repurchase of common stock	(10,207)	(66,269)	(1,036,933)	—	(1,103,202)	—	(1,103,202)
Cash dividends ($3.00 per share) and dividend equivalents declared	—	—	(470,009)	—	(470,009)	—	(470,009)
Non-controlling interest in connection with the Orbotech Acquisition	—	—	—	—	—	19,185	19,185
Stock-based compensation expense	—	94,194	—	—	94,194	—	94,194
Balances as of June 30, 2019	159,475	2,017,312	714,825	(73,029)	2,659,108	18,585	2,677,693
Net income attributable to KLA	—	—	1,216,785	—	1,216,785	—	1,216,785
Net loss attributable to non-controlling interest	—	—	—		—	(1,760)	(1,760)
Other comprehensive loss	—	—	—	(6,745)	(6,745)	—	(6,745)
Net issuance under employee stock plans	1,313	29,374	—	—	29,374	—	29,374
Repurchase of common stock	(5,327)	(67,799)	(753,284)	—	(821,083)	—	(821,083)
Cash dividends ($3.30 per share) and dividend equivalents declared	—	—	(523,396)	—	(523,396)	—	(523,396)
Dividend to non-controlling interest	—	—	—	—	—	(1,239)	(1,239)
Stock-based compensation expense	—	111,381	—	—	111,381	—	111,381
Balances as of June 30, 2020	155,461	2,090,268	654,930	(79,774)	2,665,424	15,586	2,681,010
Adoption of ASC 326	—	—	(5,530)	—	(5,530)	—	(5,530)
Net income attributable to KLA	—	—	2,078,292	—	2,078,292	—	2,078,292
Net loss attributable to non-controlling interest	—	—	—	—	—	(939)	(939)
Other comprehensive income	—	—	—	4,217	4,217	—	4,217
Net issuance under employee stock plans	973	29,736	—	—	29,736	—	29,736
Repurchase of common stock	(3,658)	(55,414)	(889,193)	—	(944,607)	—	(944,607)
Cash dividends ($3.60 per share) and dividend equivalents declared	—	—	(561,376)	—	(561,376)	—	(561,376)
Dividend to non-controlling interest	—		—	—	—	—	—
Stock-based compensation expense	—	111,398	—	—	111,398	438	111,836
Net issuance on exercise of option by NCI	—	—	—	—	—	127	127
Disposal of non-controlling interest	—	—	—	—	—	(17,124)	(17,124)
Balances as of June 30, 2021	152,776	$2,175,988	$1,277,123	$(75,557)	$3,377,554	$(1,912)	$3,375,642

See accompanying notes to Consolidated Financial Statements.

KLA CORPORATION
Consolidated Statements of Cash Flows

	Year Ended June 30,
(In thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$2,077,353	$1,215,025	$1,175,017
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	—	256,649	—
Depreciation and amortization	333,335	348,049	233,224
Loss on extinguishment of debt	—	22,538	—
Unrealized foreign exchange (gain) loss and other	(19,441)	13,860	3,830
Asset impairment charges	842	13,341	221
Stock-based compensation expense	111,836	111,381	94,194
Deferred income taxes	(44,445)	(93,110)	(27,511)
Gain on sale of business	(4,422)	—	—
Gain on fair value adjustment of marketable equity securities	(26,719)	—	—
Settlement of treasury lock agreement	—	(21,518)	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	(203,155)	(118,362)	(146,151)
Inventories	(270,100)	(74,817)	(59,561)
Other assets	(96,218)	(11,147)	(47,123)
Accounts payable	79,366	61,144	(21,627)
Deferred system revenue	(44,674)	57,687	(15,674)
Deferred service revenue	45,845	22,779	15,064
Other liabilities	245,623	(24,649)	(51,271)
Net cash provided by operating activities	2,185,026	1,778,850	1,152,632
Cash flows from investing activities:
Acquisition of non-marketable securities	—	—	(630)
Proceeds from sale of assets	1,855	—	—
Proceeds from sale of business	16,833	—	—
Business acquisitions, net of cash acquired	—	(90,143)	(1,818,283)
Capital expenditures	(231,628)	(152,675)	(130,498)
Purchases of available-for-sale securities	(1,018,744)	(798,493)	(81,533)
Proceeds from sale of available-for-sale securities	145,533	148,969	256,395
Proceeds from maturity of available-for-sale securities	581,679	626,943	589,324
Purchases of trading securities	(107,867)	(110,241)	(81,022)
Proceeds from sale of trading securities	111,321	115,680	85,265
Proceeds from other investments	614	1,086	—
Net cash used in investing activities	(500,404)	(258,874)	(1,180,982)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	40,343	741,832	1,183,785
Proceeds from revolving credit facility, net of costs	—	450,000	900,000
Repayment of debt	(70,000)	(1,171,033)	(902,474)
Common stock repurchases	(938,607)	(829,084)	(1,095,202)
Payment of dividends to stockholders	(559,353)	(522,421)	(472,263)
Payment of dividends to subsidiary’s non-controlling interest holders	—	(1,239)	—
Issuance of common stock	86,098	75,634	64,828
Tax withholding payments related to vested and released restricted stock units	(56,362)	(46,260)	(37,517)
Contingent consideration payable and other, net	—	2,936	(1,162)
Net cash used in financing activities	(1,497,881)	(1,299,635)	(360,005)
Effect of exchange rate changes on cash and cash equivalents	13,460	(1,926)	(33)
Net (decrease) increase in cash and cash equivalents	200,201	218,415	(388,388)
Cash and cash equivalents at beginning of period	1,234,409	1,015,994	1,404,382
Cash and cash equivalents at end of period	$1,434,610	$1,234,409	$1,015,994
Supplemental cash flow disclosures:
Income taxes paid, net	$326,002	$204,685	$180,470
Interest paid	$154,196	$152,651	$107,073
Non-cash activities:
Issuance of common stock for the Orbotech Acquisition - financing activities	$—	$—	$1,330,786
Contingent consideration payable - financing activities	$(7,448)	$5,326	$6,905
Dividends payable - financing activities	$6,285	$5,978	$7,340
Business acquisition holdback amounts - investing activities	$—	$—	$440
Unsettled common stock repurchase - financing activities	$6,000	$—	$8,000
Accrued purchase of land, property and equipment - investing activities	$30,615	$15,843	$6,353

See accompanying notes to Consolidated Financial Statements.

KLA CORPORATION
Notes to Consolidated Financial Statements
NOTE 1— DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business and Principles of Consolidation. KLA Corporation and its majority-owned subsidiaries (“KLA” or the “Company” and also referred to as “we,” “our,” “us,” or similar references) is a supplier of process equipment, process control equipment, and data analytics products for a broad range of industries, including semiconductors, printed circuit boards (“PCB”) and displays. We provide advanced process control and process-enabling solutions for manufacturing and testing wafers and reticles, integrated circuits (“IC”), packaging, light-emitting diodes, power devices, compound semiconductor devices, microelectromechanical systems (“MEMS”), data storage, PCBs and flat and flexible panel displays, as well as general materials research. We also provide contracted and comprehensive installation and maintenance services across our installed base. Our comprehensive portfolio of inspection, metrology and data analytics products, and related services, helps integrated circuit manufacturers achieve target yield throughout the entire semiconductor fabrication process, from research and development (“R&D”) to final volume production. We develop and sell advanced vacuum deposition and etching process tools, which are used by a broad range of specialty semiconductor customers. We enable electronic device manufacturers to inspect, test and measure PCBs and flat panel displays (“FPD”) and ICs to verify their quality, deposit a pattern of desired electronic circuitry on the relevant substrate and perform three-dimensional shaping of metalized circuits on multiple surfaces. Our advanced products, coupled with our unique yield management software and services, allow us to deliver the solutions our semiconductor, PCB and display customers need to achieve their productivity goals by significantly reducing their risks and costs and improving their overall profitability and return on investment. Headquartered in Milpitas, California, we have subsidiaries both in the United States and in key markets throughout the world.
The Consolidated Financial Statements include the accounts of KLA and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
Acquisition of Orbotech, Ltd. On February 20, 2019 (“Acquisition Date”), we completed the acquisition of Orbotech Ltd. (“Orbotech”) for $38.86 in cash and 0.25 of a share of our common stock in exchange for each ordinary share of Orbotech, for a total consideration of $3.26 billion. The acquisition of Orbotech is referred to as the “Orbotech Acquisition.” The Orbotech Acquisition was accounted for by applying the acquisition method of accounting for business combinations. The Consolidated Financial Statements in this report include the financial results of Orbotech prospectively from the Acquisition Date. For additional details, refer to Note 6 “Business Combinations.”
Comparability. Effective on the first day of fiscal 2021, we adopted Accounting Standards Codification (“ASC”) 326, Measurement of Credit Losses on Financial Instruments (“ASC 326”). Prior periods were not retrospectively recast and accordingly, the Consolidated Balance Sheet as of June 30, 2020 and the Consolidated Statement of Operations for the years ended June 30, 2020 and 2019 were prepared using accounting standards that were different than those in effect as of and for the year ended June 30, 2021.
Effective on the first day of fiscal 2020, we adopted ASC 842, Leases (“ASC 842”). Prior periods were not retrospectively restated, and accordingly the Consolidated Statement of Operations for the year ended June 30, 2019 was prepared using accounting standards that were different than those in effect for the years ended June 30, 2021 and 2020.
Effective on the first day of fiscal 2019, we adopted ASC 606 Revenue from Contracts with Customers (“ASC 606”) using the modified retrospective adoption method.
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
Cash Equivalents and Marketable Securities. All highly liquid debt instruments with original or remaining maturities of less than three months at the date of purchase are cash equivalents. Marketable securities are generally classified as available-for-sale for use in current operations, if required, and are reported at fair value, with unrealized gains and non-credit related unrealized losses, net of tax, presented as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss).”All realized gains and losses are recorded in earnings in the period of occurrence. The specific identification method is used to determine the realized gains and losses on investments.
We regularly review the available-for-sale debt securities in an unrealized loss position and evaluate the current expected credit loss by considering available information relevant to the collectability of the security, such as historical experience, market data, issuer-specific factors including credit ratings, default and loss rates of the underlying collateral and structure and credit enhancements, current economic conditions and reasonable and supportable forecasts. There were no credit losses on available-for-sale debt securities recognized in the years ended June 30, 2021, 2020 and 2019.
If we do not expect to recover the entire amortized cost of the security, the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security, is recorded as an allowance for credit losses with an offsetting entry to net income, and the amount that is not credit-related is recognized in other comprehensive income (loss). If we have the intent to sell the security or it is more likely than not that we will be required to sell the security before recovery of its entire amortized cost basis, we first write off any previously recognized allowance for credit losses with an offsetting entry to the security’s amortized cost basis. If the allowance has been fully written off and fair value is less than amortized cost basis, we write down the amortized cost basis of the security to its fair value with an offsetting entry to net income.
Investments in Equity Securities. We hold equity securities in publicly and privately held companies for the promotion of business and strategic objectives. Equity securities in publicly held companies, or marketable equity securities, are measured and recorded at fair value on a recurring basis. Equity securities in privately held companies, or non-marketable equity securities, are accounted for at cost, less impairment, plus or minus observable price changes in orderly transactions for identical or similar securities of the same issuer. Non-marketable equity securities are subject to a periodic impairment review; however, since there are no open-market valuations, the impairment analysis requires significant judgment. This analysis includes assessment of the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flow, financing transactions subsequent to the acquisition of the investment, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or the others. Non-marketable equity securities are included in “Other non-current assets” on the balance sheet. Realized and unrealized gains and losses resulting from changes in fair value or the sale of our marketable and non-marketable equity securities are recorded in “Other expense (income), net.”
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
Inventories. Inventories are stated at the lower of cost (on a first-in, first-out basis) or net realizable value. Net realizable value is calculated as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Demonstration units are stated at their manufacturing cost and written down to their net realizable value. We review and set standard costs semi-annually at current manufacturing costs in order to approximate actual costs. Our manufacturing overhead standards for product costs are calculated assuming full absorption of forecasted spending over projected volumes, adjusted for excess capacity. Abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and spoilage are recognized as current period charges. We write down product inventory based on forecasted demand and technological obsolescence and service spare parts inventory based on forecasted usage. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction, and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values.
Allowance for Credit Losses. A majority of our accounts receivable are derived from sales to large multinational semiconductor and electronics manufacturers throughout the world. We maintain an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Income. We assess collectability by reviewing accounts receivable on a collective basis where similar risk characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The allowance for credit losses is reviewed on a quarterly basis to assess the adequacy of the allowance. For the year ended June 30, 2021, our assessment considered the impact of COVID-19 and estimates of expected credit and collectability trends. The credit losses recognized on accounts receivable were not significant as of June 30, 2021 and 2020. Volatility in market conditions and evolving credit trends are difficult to predict and may cause variability that may have a material impact on our allowance for credit losses in future periods.
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
Construction-in-process assets are not depreciated until the assets are placed in service. Depreciation expense for the fiscal years ended June 30, 2021, 2020 and 2019 was $111.1 million, $101.4 million and $72.6 million, respectively.
Leases. Under ASC 842, a contract is or contains a lease when we have the right to control the use of an identified asset for a period of time. We determine if an arrangement is a lease at inception of the contract, which is the date on which the terms of the contract are agreed to, and the agreement creates enforceable rights and obligations. The commencement date of the lease is the date that the lessor makes an underlying asset available for our use. On the commencement date, leases are evaluated for classification and assets and liabilities are recognized based on the present value of lease payments over the lease term.
The lease term used to calculate the lease liability includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised. The right of use (“ROU”) asset is initially measured as the amount of lease liability, adjusted for any initial lease costs, prepaid lease payments and any lease incentives. Variable lease payments, consisting primarily of reimbursement of costs incurred by lessors for common area maintenance, real estate taxes and insurance, are not included in the lease liability and are recognized as they are incurred.
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
Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. We assess goodwill for impairment annually during our third fiscal quarter and whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. We have the option to perform an assessment of qualitative factors of impairment prior to necessitating a quantitative impairment test. The former is performed when the fair value of a reporting unit historically has significantly exceeded the carrying value of its net assets and, based on current operations, is expected to continue to do so. In the qualitative assessment, if we determine that it is more likely than not that the fair value of a reporting unit is less than the carrying value, a quantitative test is then performed, which involves a comparison of the estimated fair value of a reporting unit to its carrying value including goodwill. We determine the fair value of a reporting unit using the income approach which uses discounted cash flow analysis, the market approach when deemed appropriate and the necessary information is available, or a combination of both. If the fair value of a reporting unit is less than its carrying value, a goodwill impairment charge is recorded for the difference. See Note 7 “Goodwill and Purchased Intangible Assets” for additional information. Any further impairment charges could have a material adverse effect on our operating results and net asset value in the quarter and fiscal year in which we recognize the impairment charge.

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
A majority of our accounts receivable are derived from sales to large multinational semiconductor and electronics manufacturers located throughout the world, with a majority located in Asia. In recent years, our customer base has become increasingly concentrated due to corporate consolidations, acquisitions and business closures, and to the extent that these customers experience liquidity issues in the future, we may be required to reserve for potential credit losses with respect to trade receivables. We perform ongoing credit evaluations of our customers’ financial condition and generally require little to no collateral to secure accounts receivable. We maintain an allowance for potential credit losses based upon expected collectability risk of all accounts receivable. In addition, we may utilize letters of credit (“LC”), credit insurance or non-recourse factoring to mitigate credit risk when considered appropriate.
We are exposed to credit loss in the event of non-performance by counterparties on the foreign exchange contracts that we use in hedging activities and in certain factoring transactions. These counterparties are large international financial institutions, and to date no such counterparty has failed to meet its financial obligations to us under such contracts.
The following customers each accounted for more than 10% of total revenues, primarily in the Semiconductor Process Control (“SPC”) segment for the indicated periods:

Year Ended June 30,
2021	2020	2019
Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited
Samsung Electronics Co., Ltd.	Samsung Electronics Co., Ltd.
The following customers each accounted for more than 10% of net accounts receivable as of the dates indicated below:

As of June 30,
2021	2020
Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited
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
Our manufacturing subsidiaries in Singapore, Israel, Germany, and the United Kingdom use the U.S. dollar as their functional currency. Accordingly, monetary assets and liabilities in non-functional currency of these subsidiaries are remeasured using exchange rates in effect at the end of the period. Revenues and costs in local currency are remeasured using average exchange rates for the period, except for costs related to those balance sheet items that are remeasured using historical exchange rates. The resulting remeasurement gains and losses are included in the Consolidated Statements of Operations as incurred.
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
For derivative instruments designated and qualifying as cash flow hedges of forecasted foreign currency denominated transactions or debt financing expected to occur within 12 to 18 months, the effective portion of the gains or losses is reported in accumulated other comprehensive income (loss) (“AOCI”) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. In the second quarter of our fiscal year ending June 30, 2019, we early adopted the new accounting guidance for hedge accounting. Prior to adopting this new accounting guidance, time value was excluded from the assessment of effectiveness for derivative instruments designated as cash flow hedges. Time value was amortized on a mark-to-market basis and recognized in earnings over the life of the derivative contract. For derivative contracts executed after adopting the new accounting guidance, the election to include time value for the assessment of effectiveness is made on all forward contracts designated as cash flow hedges. The change in fair value of the derivative is recorded in AOCI until the hedged transaction is recognized in earnings. The assessment of effectiveness of options contracts designated as cash flow hedges continues to exclude time value after adopting the new accounting guidance. The initial value of the component excluded from the assessment of effectiveness is recognized in earnings over the life of the derivative contract. Any differences between change in the fair value of the excluded components and the amounts recognized in earnings are recorded in AOCI. For derivatives that are designated and qualify as a net investment hedge in a foreign operation and that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within AOCI. The remainder of the change in value of such instruments is recorded in earnings using the mark-to-market approach. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operations. For derivative instruments that are not designated as hedges, gains and losses are recognized in other expense (income), net. We use foreign currency forward contracts to hedge certain foreign currency denominated assets or liabilities. The gains and losses on these derivative instruments are largely offset by the changes in the fair value of the assets or liabilities being hedged.
Revenue Recognition. We primarily derive revenue from the sale of process control and yield management solutions for the semiconductor and related nanoelectronics industries, maintenance and support of all these products, installation and training services and the sale of spare parts. Our portfolio also includes yield enhancement and production solutions used by manufacturers of PCBs, FPDs, advanced packaging, MEMS and other electronic components.
Our solutions are generally not sold with a right of return, nor have we experienced significant returns from or refunds to our customers.
We account for a contract with a customer when there is approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
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
The transaction consideration, including any sales incentives, is allocated between separate performance obligations of an arrangement based on the stand-alone selling price (“SSP”) for each distinct product or service. Management considers a variety of factors to determine the SSP, such as, historical stand-alone sales of products and services, discounting strategies and other observable data.
From time to time, our contracts are modified to account for additional, or to change existing, performance obligations. Our contract modifications are generally accounted for prospectively.

Product Revenue
We recognize revenue from product sales at a point in time when we have satisfied our performance obligation by transferring control of the product to the customer. We use judgment to evaluate whether control has transferred by considering several indicators, including whether:
•we have a present right to payment;
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
Not all of the indicators need to be met for us to conclude that control has transferred to the customer. In circumstances in which revenue is recognized prior to the product acceptance, the portion of revenue associated with our performance obligations to install the product is deferred and recognized upon acceptance.
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
Services and Spare Parts Revenue
The majority of product sales include a standard six to 12-month warranty that is not separately paid for by the customers. The customers may also purchase an extended warranty for periods beyond the initial year as part of the initial product sale. We have concluded that the standard 12-month warranty as well as any extended warranty periods included in the initial product sales are separate performance obligations for most of our products. The estimated fair value of warranty services is deferred and recognized ratably as revenue over the warranty period, as the customer simultaneously receives and consumes the benefits of warranty services provided by us.
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
Significant Judgments
Our contracts with our customers often include promises to transfer multiple products and services. Each product and service is generally capable of being distinct within the context of the contract and represents a separate performance obligation. Determining the SSP for each distinct performance obligation and allocation of consideration from an arrangement to the individual performance obligations and the appropriate timing of revenue recognition are significant judgments with respect to these arrangements. We typically estimate the SSP of products and services based on observable transactions when the products and services are sold on a stand-alone basis and those prices fall within a reasonable range. We typically have more than one SSP for individual products and services due to the stratification of these products by customers and circumstances. In these instances, we use information such as the size of the customer, geographic region, as well as customization of the products in determining the SSP. In instances where the SSP is not directly observable, we determine the SSP using information that includes market conditions, entity-specific factors, including discounting strategies, information about the customer or class of customer that is reasonably available and other observable inputs. While changes in the allocation of SSP between performance obligations will not affect the amount of total revenue recognized for a particular contract, any material changes could impact the timing of revenue recognition, which could have a material effect on our financial position and results of operations.
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
As outlined above, we use judgments to evaluate whether or not the customer has obtained control of the product and consider several indicators in evaluating whether or not control has transferred to the customer. Not all of the indicators need to be met for us to conclude that control has transferred to the customer.
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
A contract liability is recognized when we receive payment or have an unconditional right to payment in advance of the satisfaction of performance. The contract liabilities represent (1) deferred product revenue related to the value of products that have been shipped and billed to customers and for which control has not been transferred to the customers, and (2) deferred service revenue, which is recorded when we receive consideration, or such consideration is unconditionally due, from a customer prior to transferring services to the customer under the terms of a contract. Deferred service revenue typically results from warranty services, and maintenance and other service contracts.
Contract assets and liabilities related to rights and obligations in a contract are recorded net in the Consolidated Balance Sheets.
Research and Development Costs. R&D costs are expensed as incurred.
Shipping and Handling Costs. Shipping and handling costs are included as a component of cost of sales.
Accounting for Stock-Based Compensation Plans. We account for stock-based awards granted to employees for services based on the fair value of those awards. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value for restricted stock units (“RSU”) granted without “dividend equivalent” rights is determined using the closing price of our common stock on the grant date, adjusted to exclude the present value of dividends which are not accrued on the RSUs. The fair value for RSUs granted with “dividend equivalent” rights is determined using the closing price of our common stock on the grant date. The award holder is not entitled to receive payments under dividend equivalent rights unless the associated RSU award vests (i.e., the award holder is entitled to receive credits, payable in cash or shares of common stock, equal to the cash dividends that would have been received on the shares of our common stock underlying the RSUs had the shares been issued and outstanding on the dividend record date, but such dividend equivalents are only paid subject to the recipient satisfying the vesting requirements of the underlying award). Compensation expense for RSUs with performance metrics is calculated based upon expected achievement of the metrics specified in the grant, or when a grant contains a market condition, the grant date fair value using a Monte Carlo simulation. The Monte Carlo simulation incorporates estimates of the potential outcomes of the market condition on the grant date fair value of each award. Additionally, we estimate forfeitures based on historical experience and revise those estimates in subsequent periods if actual forfeitures differ from the estimated amounts. The fair value is determined using a Black-Scholes valuation model for purchase rights under our Employee Stock Purchase Plan (“ESPP”). The Black-Scholes option-pricing model requires the input of assumptions, including the option’s expected term and the expected price volatility of the underlying stock. The expected stock price volatility assumption is based on the market-based historical implied volatility from traded options of our common stock.
Accounting for Cash-Based Long-Term Incentive Compensation. Cash-based long-term incentive (“Cash LTI”) awards issued to employees under our Cash Long-Term Incentive Plan (“Cash LTI Plan”) vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each yearly anniversary of the grant date over a three- or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date. Compensation expense related to the Cash LTI awards is recognized over the vesting term and adjusted for the impact of estimated forfeitures.
Accounting for Non-qualified Deferred Compensation Plan. We have a non-qualified deferred compensation plan (known as “Executive Deferred Savings Plan”) under which certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. We control the investment of these funds, and the participants remain general creditors of ours. We invest these funds in certain mutual funds and such investments are classified as trading securities in the Consolidated Balance Sheets. Investments in trading securities are measured at fair value in the statement of financial position. Unrealized holding gains and losses for trading securities are included in earnings. Distributions from the Executive Deferred Savings Plan commence following a participant’s retirement or termination of employment or on a specified date allowed per the Executive Deferred Savings Plan provisions, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. Participants can generally elect the distributions to be paid in a lump sum or quarterly cash payments over a scheduled period for up to 15 years and are allowed to make subsequent changes to their existing elections as permissible under the Executive Deferred Savings Plan provisions. The liability associated with the Executive Deferred Savings Plan is included as a component of other current liabilities in the Consolidated Balance Sheets. Changes in the Executive Deferred Savings Plan liability are recorded in SG&A expense in the Consolidated Statements of Operations. The expense associated with changes in the liability included in SG&A expense was $56.5 million, $13.3 million and $13.6 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively. We also have a deferred compensation asset that corresponds to the liability under the Executive Deferred Savings Plan and it is included as a component of other non-current assets in the Consolidated Balance Sheets. Changes in the Executive Deferred Savings Plan assets are recorded as gains (losses), net in SG&A expense in the Consolidated Statements of Operations. The amount of net gains included in SG&A expense were $56.8 million, $13.9 million and $14.7 million for the fiscal years ended June 30, 2021, 2020 and 2019, respectively.
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
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with the authoritative guidance on accounting for uncertainty in income taxes, we recognize liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained in audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activities. Any change in these factors could result in the recognition of a tax benefit or an additional charge to the tax provision.
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
Global Intangible Low-Taxed Income. The Tax Cut and Jobs Act includes provisions for Global Intangible Low-Taxed Income (“GILTI”) wherein taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. We elected to account for GILTI as a component of current period tax expense starting from the first quarter of the fiscal year ending June 30, 2019.
Business Combinations. We allocate the fair value of the purchase price of our acquisitions to the tangible assets acquired, liabilities assumed, and intangible assets acquired, including in-process research and development (“IPR&D”), based on their estimated fair values at acquisition date. The excess of the fair value of the purchase price over the fair values of these net tangible and intangible assets acquired is recorded as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but our estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the measurement period, which will not exceed one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of the purchase price of our acquisitions, whichever comes first, any subsequent adjustments are recorded to our Consolidated Statements of Operations.
The fair value of IPR&D is initially capitalized as an intangible asset with an indefinite life and assessed for impairment thereafter whenever events or changes in circumstances indicate that the carrying value of the IPR&D assets may not be recoverable. Impairment of IPR&D is recorded to R&D expenses. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized to costs of revenues over the asset’s estimated useful life.
Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred.
Net Income Per Share. Basic net income per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of RSUs and options is reflected in diluted net income per share by application of the treasury stock method. The dilutive securities are excluded from the computation of diluted net loss per share when a net loss is recorded for the period as their effect would be anti-dilutive.
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
Recent Accounting Pronouncements
Recently Adopted
On July 1, 2020 we adopted ASC 326, which was issued by the Financial Accounting Standards Board (“FASB”) in June 2016 as Accounting Standards Update (“ASU”) No. 2016-13 Financial Instruments – Credit Losses (ASC 326): Measurement of Credit Losses on Financial Instruments. The ASU replaced previous incurred loss impairment guidance and established a single expected credit losses allowance framework for financial assets carried at amortized cost. It also eliminated the concept of other-than-temporary impairment and requires credit losses related to certain available-for-sale debt securities to be recorded through an allowance for credit losses. We adopted ASC 326 using the modified retrospective method, which requires a cumulative-effect adjustment to the opening balance of retained earnings to be recognized on the date of adoption and, accordingly, recorded a net decrease of $5.5 million to retained earnings as of July 1, 2020. Please see the “Allowance for Credit Losses” accounting policy above.
In August 2018, the FASB issued an ASU that modifies the existing accounting standards for fair value measurement disclosure. This update eliminates the disclosure of the amount of and reasons for transfers between level 1 and level 2 of the fair value hierarchy, and the policy for the timing of transfers between levels. We adopted this update beginning in the first quarter of our fiscal year ending June 30, 2021 on a retrospective basis and the adoption had no material impact on our Consolidated Financial Statements.
In August 2018, the FASB issued an ASU to amend the disclosure requirements related to defined benefit pension and other post-retirement plans. Some of the changes include adding a disclosure requirement for significant gains and losses related to changes in the benefit obligation for the period and removing the amounts in AOCI expected to be recognized as components of net periodic benefit cost over the next fiscal year. We adopted this update beginning in the first quarter of the fiscal year ending June 30, 2021 on a retrospective basis and the adoption had no material impact on our Consolidated Financial

Statements.
In August 2018, the FASB issued an ASU to align the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The guidance clarifies which costs should be capitalized including the cost to acquire the license and the related implementation costs. We adopted this update beginning in the first quarter of our fiscal year ending June 30, 2021 on a prospective basis and the adoption had no material impact on our Consolidated Financial Statements.
Updates Not Yet Effective
In December 2019, the FASB issued an ASU to simplify the accounting for income taxes in ASC 740, Income Taxes (“ASC 740”). This amendment removes certain exceptions and improves consistent application of accounting principles for certain areas in ASC 740. The update is effective for us beginning in the first quarter of our fiscal year ending June 30, 2022, and early adoption is permitted. We do not expect a material impact on our Consolidated Financial Statements upon the adoption of this accounting standard update.
In August 2020, the FASB issued an ASU to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The standard eliminates the beneficial conversion feature and cash conversion models, resulting in more convertible instruments being accounted for as a single unit, and modifies the guidance on the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. The update is effective for us in the first quarter of our fiscal year ending June 30, 2023 and can be adopted on a fully retrospective basis or modified retrospective basis. Early adoption is permitted from our first quarter of fiscal year ending June 30, 2022. We are currently evaluating the impact of this ASU on our Consolidated Financial Statements.

NOTE 2 — REVENUE
Contract Balances
The following table represents the opening and closing balances of accounts receivable, contract assets and contract liabilities for the indicated periods.

	As of	As of	As of
(In thousands, except for percentage)	June 30, 2021	June 30, 2020	June 30, 2019	Change in Fiscal 2021		Change in Fiscal 2020
Accounts receivable, net	$1,305,479	$1,107,413	$990,113	$198,066	18%	$117,300	12%
Contract assets	$91,052	$99,876	$94,015	$(8,824)	(9)%	$5,861	6%
Contract liabilities	$667,703	$666,055	$587,789	$1,648	—%	$78,266	13%
Our payment terms and conditions vary by contract type, although terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of shipment, with the remainder payable within 30 days of acceptance.
The change in contract assets during the fiscal year ended June 30, 2021 was mainly due to $77.1 million of contract assets reclassified to net accounts receivable as our right to consideration for these contract assets became unconditional, partially offset by $68.0 million of revenue recognized for which the payment is subject to conditions other than the passage of time. Contract assets are included in other current assets on our Consolidated Balance Sheets.
The change in contract liabilities during the fiscal year ended June 30, 2021 was mainly due to the recognition in revenue of $526.1 million that was included in contract liabilities as of June 30, 2020, partially offset by the value of products and services billed to customers for which control of the products and services has not transferred to the customers. The change in contract liabilities during the fiscal year ended June 30, 2020 was mainly due to the recognition in revenue of $456.0 million that was included in contract liabilities as of June 30, 2019, partially offset by the value of products and services billed to customers for which control of the products and services has not transferred to the customers. Contract liabilities are included in current and non-current liabilities on our Consolidated Balance Sheet.
Remaining Performance Obligations
As of June 30, 2021, we had $4.69 billion of remaining performance obligations, which represents our obligation to deliver products and services, and consists primarily of sales orders where written customer requests have been received. We expect to recognize approximately 5% to 15% of these performance obligations as revenue beyond the next 12 months, subject to risk of delays, pushouts, and cancellation by the customer, usually with limited or no penalties.

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
As of June 30, 2021, the types of instruments valued based on quoted market prices in active markets included money market funds, certain U.S. Treasury securities and U.S. Government agency securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
The types of instruments valued based on other observable inputs included corporate debt securities, sovereign securities, municipal securities, certain U.S. Treasury securities, and marketable equity securities subject to security specific restrictions. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
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

The fair values of deferred payments and contingent consideration payable, the majority of which were recorded in connection with business combinations, were classified as Level 3 and estimated using significant inputs that were not observable in the market. See Note 6 “Business Combinations” for additional information.
Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on our Consolidated Balance Sheets as follows:

As of June 30, 2021 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Little or No Market Activity Inputs (Level 3)
Assets
Cash equivalents:
Money market funds and other	$691,375	$691,375	$—	$—
Marketable securities:
Corporate debt securities	468,746	—	468,746	—
Municipal securities	70,228	—	70,228	—
Sovereign securities	3,052	—	3,052	—
U.S. Government agency securities	145,921	145,921	—	—
U.S. Treasury securities	233,064	205,055	28,009	—
Equity securities	29,930	—	29,930	—
Total cash equivalents and marketable securities(1)	1,642,316	1,042,351	599,965	—
Other current assets:
Derivative assets	8,252	—	8,252	—
Other non-current assets:
Executive Deferred Savings Plan	266,199	200,925	65,274	—
Total financial assets(1)	$1,916,767	$1,243,276	$673,491	$—
Liabilities
Derivative liabilities	$(2,807)	$—	$(2,807)	$—
Deferred payments	(4,550)	—	—	(4,550)
Contingent consideration payable	(8,514)	—	—	(8,514)
Total financial liabilities	$(15,871)	$—	$(2,807)	$(13,064)
—
__________________
(1)Excludes cash of $641.6 million held in operating accounts and time deposits of $210.6 million (of which $101.7 million were cash equivalents) as of June 30, 2021.

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
There were no transfers between Level 1 and Level 2 fair value measurements during the fiscal years ended June 30, 2021 or 2020. See Note 8 “Debt” for disclosure of the fair value of our Senior Notes.

NOTE 4 — FINANCIAL STATEMENT COMPONENTS
Consolidated Balance Sheets

	As of June 30,
(In thousands)	2021	2020
Accounts receivable, net:
Accounts receivable, gross	$1,323,515	$1,119,235
Allowance for credit losses	(18,036)	(11,822)
	$1,305,479	$1,107,413
Inventories:
Customer service parts	$349,743	$338,608
Raw materials	595,151	478,594
Work-in-process	453,432	334,965
Finished goods	177,054	158,818
	$1,575,380	$1,310,985
Other current assets:
Contract assets	$91,052	$99,876
Deferred costs of revenue	59,953	77,219
Prepaid expenses	76,649	74,955
Prepaid income and other taxes	68,847	56,809
Other current assets	24,366	15,816
	$320,867	$324,675
Land, property and equipment, net:
Land	$67,862	$67,858
Buildings and leasehold improvements	458,605	405,238
Machinery and equipment	743,710	677,627
Office furniture and fixtures	32,856	29,964
Construction-in-process	182,320	93,736
	1,485,353	1,274,423
Less: accumulated depreciation	(822,326)	(754,599)
	$663,027	$519,824
Other non-current assets:
Executive Deferred Savings Plan	$266,199	$213,487
Operating lease right of use assets	102,883	100,790
Other non-current assets	75,823	48,702
	$444,905	$362,979
Other current liabilities:
Executive Deferred Savings Plan	$268,028	$215,167
Compensation and benefits	305,445	251,379
Other accrued expenses	180,982	183,435
Customer credits and advances	250,784	114,896
Income taxes payable	87,320	35,640
Interest payable	36,135	36,265
Operating lease liabilities	32,322	28,994
	$1,161,016	$865,776
Other non-current liabilities:
Pension liabilities	$87,602	$78,911
Income taxes payable	333,866	383,447
Operating lease liabilities	70,739	70,885
Other non-current liabilities	139,083	139,041
	$631,290	$672,284

Accumulated Other Comprehensive Income (Loss)
The components of AOCI as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of June 30, 2021	$(32,563)	$595	$(20,092)	$(23,497)	$(75,557)

Balance as of June 30, 2020	$(43,957)	$3,683	$(23,250)	$(16,250)	$(79,774)

The effects on net income of amounts reclassified from AOCI to the Consolidated Statements of Operations for the indicated periods were as follows (in thousands):

	Location in the Consolidated Statements of Operations	Year Ended June 30,
AOCI Components		2021	2020	2019
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts(1)	Revenues	$384	$4,086	$4,329
	Costs of revenues and operating expenses	551	(1,377)	(739)
	Interest expense	(1,116)	(637)	424
	Other expense (income), net	—	—	4
	Net gains (losses) reclassified from AOCI	$(181)	$2,072	$4,018

Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$253	$297	$(1,294)
________________
(1)Reflects the adoption of the new accounting guidance for hedge accounting in the second quarter of fiscal year 2019. For additional details, refer to Note 17 “Derivative Instruments and Hedging Activities.”
The amounts reclassified out of AOCI related to our defined benefit pension plans, which were recognized as a component of net periodic cost for the fiscal years ended June 30, 2021, 2020 and 2019 were $1.2 million, $1.2 million and $1.1 million, respectively. For additional details, refer to Note 13 “Employee Benefit Plans.”
Consolidated Statements of Operations
The following table shows other expense (income), net for the indicated periods:

	Year Ended June 30,
(In thousands)	2021	2020	2019
Other expense (income), net:
Interest income	$(8,929)	$(21,646)	$(40,367)
Foreign exchange (gains) losses, net	5,005	4,236	(322)
Net realized losses (gains) on sale of investments	(253)	(297)	1,294
Other	(25,125)	20,385	7,933
	$(29,302)	$2,678	$(31,462)

NOTE 5 — MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of June 30, 2021 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$468,192	$689	$(135)	$468,746
Money market funds and other	691,375	—	—	691,375
Municipal securities	70,155	106	(33)	70,228
Sovereign securities	3,045	7	—	3,052
U.S. Government agency securities	145,810	160	(49)	145,921
U.S. Treasury securities	233,052	129	(117)	233,064
Equity securities(1)	3,211	26,719	—	29,930
Subtotal	1,614,840	27,810	(334)	1,642,316
Add: Time deposits(2)	210,636	—	—	210,636
Less: Cash equivalents	793,040	—	—	793,040
Marketable securities	$1,032,436	$27,810	$(334)	$1,059,912

As of June 30, 2020 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$379,334	$2,673	$(50)	$381,957
Money market funds and other	694,950	—	—	694,950
Municipal securities	28,859	251	—	29,110
Sovereign securities	2,009	8	—	2,017
U.S. Government agency securities	106,091	252	(7)	106,336
U.S. Treasury securities	179,631	1,564	(2)	181,193
Subtotal	1,390,874	4,748	(59)	1,395,563
Add: Time deposits(2)	124,153	—	—	124,153
Less: Cash equivalents	773,653	—	—	773,653
Marketable securities	$741,374	$4,748	$(59)	$746,063
__________________
(1)Unrealized gains on equity securities included in our portfolio consist of the initial fair value adjustment recorded upon a security becoming marketable.
(2)Time deposits excluded from fair value measurements.
Our investment portfolio includes both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of our unrealized losses are due to changes in market interest rates, and bond yields. We believe that we have the ability to realize the full value of all of these investments upon maturity. As of June 30, 2021, we had 208 investments in an unrealized loss position. The following table summarizes the fair value and gross unrealized losses of our investments that were in an unrealized loss position as of the date indicated below, none of which were in a continuous loss position for 12 months or more:

As of June 30, 2021 (In thousands)	Fair Value	Gross Unrealized Losses
Corporate debt securities	$161,012	$(135)
Municipal securities	21,605	(33)
U.S. Government agency securities	38,904	(49)
U.S. Treasury securities	117,761	(117)
Total	$339,282	$(334)

The contractual maturities of securities classified as available-for-sale, regardless of their classification on our Consolidated Balance Sheets, as of the date indicated below were as follows:

As of June 30, 2021 (In thousands)	Amortized Cost	Fair Value
Due within one year	$519,815	$547,291
Due after one year through three years	512,621	512,621
	$1,032,436	$1,059,912
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains on available for sale securities were immaterial for the fiscal years ended June 30, 2021, 2020 and 2019. Realized losses on available for sale securities were $1.4 million for the fiscal year ended June 30, 2019 and were immaterial for the fiscal years ended June 30, 2021 and June 30, 2020.

NOTE 6 - BUSINESS COMBINATIONS
Fiscal 2020 Acquisitions
On April 24, 2020, we acquired a product line from a public company for total purchase consideration of $11.4 million, of which $2.2 million was allocated to goodwill. Goodwill recognized was assigned to the Wafer Inspection and Patterning reporting unit, and was deductible for income tax purposes.
On August 22, 2019, we acquired the outstanding shares of a privately held company, primarily to expand our products and services offerings, for a total purchase consideration of $94.0 million inclusive of measurement period adjustments of $0.2 million as well as the fair value of the promise to pay an additional consideration up to $60.0 million contingent on the achievement of certain revenue milestones. As of June 30, 2021, the estimated fair value of the additional consideration was zero. The $54.2 million of goodwill was assigned to the Wafer Inspection and Patterning reporting unit and was not deductible for income tax purposes.
We have included the financial results of the fiscal 2020 acquisitions in our Consolidated Financial Statements from their respective acquisition dates, and these results were not material to our Consolidated Financial Statements.
Fiscal 2019 Acquisitions
Orbotech Acquisition
On February 20, 2019, we completed the Orbotech Acquisition. We acquired Orbotech to extend and enhance our portfolio of products to address market opportunities in the PCB, FPD, advanced packaging and semiconductor manufacturing areas.
The total purchase price for Orbotech was approximately $3 billion, which consisted of (1) approximately $2 billion in cash net of $216 million cash acquired; (2) 12 billion shares of KLA’s common stock valued at approximately $1 billion and (3) $13 million for the fair value of stock options and RSUs assumed. The Orbotech Acquisition was accounted for as a business combination and we have included the financial results of Orbotech in our Consolidated Financial Statements since the Acquisition Date. Our Consolidated Statements of Operations included revenue of $388.9 million and a net loss of $61.6 million from Orbotech for the year ended June 30, 2019.
During the quarter ended December 31, 2019, we finalized the allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed. The measurement period adjustments recorded in fiscal 2019 primarily related to the valuation of acquired intangible assets of $75.5 million, trade accounts receivable of $21.5 million, non-controlling interest of $17.4 million, other immaterial adjustments of $6.1 million and related impacts on the deferred income tax liabilities of $47.5 million. The measurement period adjustments recorded in fiscal 2020 included the valuation of individually insignificant net tangible assets of $2.1 million, the additional reserves for uncertain tax positions of $16.9 million, other individually insignificant items of $10.4 million and related impacts on the deferred income tax liabilities of $8.8 million. These adjustments resulted in corresponding increases to goodwill of $34.0 million and $38.2 million in the fiscal years ended June 30, 2020 and 2019, respectively. The purchase price was allocated to tangible and identified intangible assets acquired and liabilities assumed based on their estimated fair values, which were determined using generally accepted valuation techniques on the basis of inputs and assumptions made by management at the time of the Orbotech Acquisition.

The allocation of the purchase price to the estimated fair value of the assets acquired and liabilities assumed at the Acquisition Date, including all measurement period adjustments, was as follows:

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
On December 24, 2018, Orbotech acquired the remaining 50% of the shares of Frontline for $85.0 million in cash and agreed to pay an additional $10.0 million in cash over four years plus a cash earn-out of not less than $5.0 million and up to $20.0 million. As of June 30, 2021, the estimated fair market values of the four-year cash payment and the earn-out were $4.6 million and $2.5 million, respectively, and these amounts have been included in current and non-current liabilities at $2.4 million and $4.7 million, respectively.
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
In the aggregate, the total purchase price for these acquisitions was approximately $134 million, including a post-closing working capital adjustment, and the fair value of the promise to pay additional consideration of up to $19.0 million contingent on the achievement of certain milestones. As of June 30, 2021, the estimated fair value of the additional consideration was

$6.0 million, of which $1.6 million was classified as a current liability and $4.4 million was classified as a non-current liability on the Consolidated Balance Sheets.
Based on their estimated fair values, we recorded $13.2 million of net tangible assets, $75.1 million of identifiable intangible assets and $45.4 million of goodwill related to our other fiscal 2019 acquisitions, $26.3 million of which was allocated to our Wafer Inspection and Patterning reporting unit, $17.9 million was allocated to our Global Service and Support ("GSS") reporting unit and $1.2 million was allocated to our Component Inspection reporting unit.
The goodwill was primarily attributable to the assembled workforce and planned growth in new markets. A portion of the goodwill is deductible for income tax purposes.
Acquisition-related Costs
Our acquisition-related costs are primarily included within SG&A expenses in our Consolidated Statements of Operations. We incurred insignificant acquisition-related costs for the fiscal 2021 and fiscal 2020 acquisitions. We incurred $40.2 million of acquisition-related costs in the aggregate for the Orbotech and other fiscal 2019 acquisitions.

Supplemental Unaudited Pro Forma Information:
The following unaudited pro forma financial information summarizes the combined results of operations for KLA, Orbotech, and the three acquisitions completed in the third quarter of fiscal 2019 as if the companies were combined as of the beginning of fiscal 2018. The unaudited pro forma information includes adjustments to amortization and depreciation for intangible assets and property, plant and equipment acquired, adjustments to stock-based compensation expense, the purchase accounting effect on inventory acquired, the purchase accounting effect on deferred revenue, interest expense and amortization of debt issuance costs associated with the Senior Notes financing, and transaction costs. Two of the fiscal 2019 acquisitions and the fiscal 2020 acquisitions do not have a material impact on our consolidated financial statements; therefore, the pro forma financial information has not been presented for these acquisitions.
The table below reflects the impact of material and nonrecurring adjustments to the unaudited pro forma results for the indicated periods that are directly attributable to the acquisitions:

Year Ended June 30,
Non-recurring Adjustments (In thousands)	2019
Increase to expense as a result of inventory fair value adjustment	$1,029
(Decrease)/increase to expense as a result of transaction costs	$(64,343)
Increase to expense as a result of compensation costs	$7,201
The unaudited pro forma information presented below is for informational purposes only and is not necessarily indicative of our consolidated results of operations of the combined business had the acquisitions actually occurred at the beginning of fiscal year 2018 or of the results of our future operations of the combined businesses.

Year Ended June 30,
(In thousands)	2019
Revenues	$5,154,823
Net income attributable to KLA	$1,288,467
NOTE 7 — GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in prior business combinations. We have four reportable segments and six operating segments. The operating segments are determined to be the same as reporting units. The following table presents goodwill carrying value and the movements by reporting unit during the fiscal years ended June 30, 2021 and 2020(1):

(In thousands)	Wafer Inspection and Patterning	Global Service and Support (“GSS”)	Specialty Semiconductor Process	PCB and Display	Component Inspection	Total
Balance as of June 30, 2019	$360,615	$25,908	$821,842	$989,918	$13,575	$2,211,858
Acquired goodwill	56,180	—	—	—	—	56,180
Goodwill adjustments	166	—	4,195	29,773	—	34,134
Goodwill impairment	—	—	(144,179)	(112,470)	—	(256,649)
Foreign currency adjustment	(121)	—	—	—	—	(121)
Balance as of June 30, 2020	416,840	25,908	681,858	907,221	13,575	2,045,402
Goodwill disposal from sale of business(2)	—	—	—	(34,250)	—	(34,250)
Foreign currency adjustment	20	—	—	—	—	20
Balance as of June 30, 2021	$416,860	$25,908	$681,858	$872,971	$13,575	$2,011,172
_________________
(1)No goodwill was assigned to the Other reporting unit, and accordingly is not disclosed in the table above.
(2)Refer to the Non-controlling Interest section of Note 10 “Equity, Long-term Incentive Compensation Plans and Non-Controlling Interest” for more information on the sale of PixCell Medical Technologies Ltd. (“PixCell”).
Goodwill is not subject to amortization but is tested for impairment annually during the third fiscal quarter, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
We performed the required annual goodwill impairment test as of February 28, 2021, and concluded that goodwill was not impaired. As a result of our qualitative assessment, we determined that it was not necessary to perform the quantitative assessment at this time.
The required annual goodwill impairment tests for our fiscal year ended June 30, 2020 were performed as of February 28, 2020. We completed qualitative assessments for all reporting units and concluded that goodwill was not impaired for the Wafer Inspection and Patterning, Global Service and Support, and Component Inspection reporting units. However, due to the downward revision of the financial outlook for the Specialty Semiconductor Process and PCB and Display reporting units as well as the impact of the elevated risk and macroeconomic slowdown driven by the COVID-19 pandemic, we performed a quantitative goodwill impairment assessment for these two reporting units. As a result of the assessment, we recorded $144.2 million and $112.5 million in impairment charges in the Specialty Semiconductor Process and PCB and Display reporting units, respectively, during the quarter ended March 31, 2020.
Goodwill as of June 30, 2021 and 2020 is net of accumulated impairment losses of $534.2 million, of which $277.6 million was included in the Wafer Inspection and Patterning reporting unit, $144.2 million was included in the Specialty Semiconductor Process reporting unit, and $112.5 million was included in the PCB and Display reporting unit.
Goodwill as of June 30, 2019, is net of accumulated impairment loss of $277.6 million, which was included in the Wafer Inspection and Patterning reporting unit.
There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the assessment performed in the third quarter of the fiscal year ended June 30, 2021. The next annual assessment of goodwill by reporting unit is scheduled to be performed in the third quarter of the fiscal year ending June 30, 2022.

Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of June 30, 2021			As of June 30, 2020
Category	Range of Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-8	$1,382,612	$499,219	$883,393	$1,269,883	$342,623	$927,260
Customer relationships	4-9	305,817	131,386	174,431	305,817	98,754	207,063
Trade name/trademark	4-7	117,383	53,493	63,890	117,383	39,216	78,167
Backlog and other	<1-9	50,403	49,962	441	50,404	47,215	3,189
Intangible assets subject to amortization		1,856,215	734,060	1,122,155	1,743,487	527,808	1,215,679
In-process research and development		63,256	100	63,156	175,834	100	175,734
Total		$1,919,471	$734,160	$1,185,311	$1,919,321	$527,908	$1,391,413
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
As of February 28, 2021, there were no impairment indicators for purchased intangible assets. As of February 28, 2020, no impairment indicators were present except for intangible assets acquired from the Orbotech Acquisition due to the downward revision of its financial outlook and the impact of the elevated risk and macroeconomic slowdown driven by the COVID- 19 pandemic. We performed the required recoverability test and concluded that there was no impairment based on the assessment.
Amortization expense for purchased intangible assets for the periods indicated below was as follows:

	Year Ended June 30,
(In thousands)	2021	2020	2019
Amortization expense - Cost of revenues	$156,596	$145,823	$52,387
Amortization expense - Selling, general and administrative	49,531	74,532	34,992
Amortization expense - Research and development	125	224	13
Total	$206,252	$220,579	$87,392
Based on the purchased intangible assets’ gross carrying value recorded as of June 30, 2021, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal Year Ending June 30:	Amortization (In thousands)
2022	$209,349
2023	208,257
2024	205,740
2025	193,521
2026	178,346
Thereafter	126,942
Total	$1,122,155

NOTE 8 — DEBT
The following table summarizes our debt as of June 30, 2021 and June 30, 2020:

	As of June 30, 2021		As of June 30, 2020
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 4.650% Senior Notes due on November 1, 2024	$1,250,000	4.682%	$1,250,000	4.682%
Fixed-rate 5.650% Senior Notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Fixed-rate 4.100% Senior Notes due on March 15, 2029	800,000	4.159%	800,000	4.159%
Fixed-rate 5.000% Senior Notes due on March 15, 2049	400,000	5.047%	400,000	5.047%
Fixed-rate 3.300% Senior Notes due on March 1, 2050	750,000	3.302%	750,000	3.302%
Revolving Credit Facility	—	—%	50,000	1.310%
Fixed-rate 3.590% Note Payable due on February 20, 2022	20,000	2.300%	—	—%
Total	3,470,000		3,500,000
Unamortized discount/premium, net	(7,168)		(8,167)
Unamortized debt issuance costs	(20,065)		(22,163)
Total	$3,442,767		$3,469,670
Reported as:
Short-term debt	20,000		—
Long-term debt	3,422,767		3,469,670
Total	$3,442,767		$3,469,670
As of June 30, 2021, future principal payments for our debt are $20.0 million in fiscal year 2022, $1.25 billion in fiscal year 2025 and $2.20 billion after fiscal year 2026.
Senior Notes and Debt Redemption:
In February 2020, we issued $750.0 million 2020 Senior Notes aggregate principal amount of senior, unsecured long-term notes and used the proceeds to redeem $500.0 million of Senior Notes due 2021, including associated redemption premiums, accrued interest and other fees and expenses, to repay borrowings of $200.0 million under the Revolving Credit Facility, and for other general corporate purposes. The redemption resulted in a pre-tax net loss on extinguishment of debt of $22.5 million for the fiscal year ended June 30, 2020.
In March 2019 and November 2014, we issued $1.20 billion and $2.50 billion, respectively (the “2019 Senior Notes” and “2014 Senior Notes,” respectively, and, together with the 2020 Senior Notes, the “Senior Notes”), aggregate principal amount of senior, unsecured long-term notes. In October 2019, we repaid $250.0 million of Senior Notes.
In February 2020, S&P upgraded its credit rating of the Company to “BBB+” and revised its outlook to stable, which permanently removed interest rate adjustments and the interest rate on the 2014 Senior Notes became fixed. The interest rates for each series of the 2020 Senior Notes and 2019 Senior Notes are not subject to adjustments.
In January 2020, we entered into a series of forward contracts (“2020 Rate Lock Agreements”) to lock the 30-year treasury rate (the “benchmark interest rate” with respect to the 2020 Rate Lock Agreements) on a portion of the 2020 Senior Notes. The 2020 Rate Lock Agreements had a notional amount of $350.0 million in aggregate and matured in the same quarter. The 2020 Rate Lock Agreements were terminated on the date of the pricing of the $750.0 million of 3.300% Senior Notes due in 2050 and we recorded the fair value of $21.5 million as a loss within AOCI as of March 31, 2020, which is being amortized over the life of the debt. During the fiscal year ended June 30, 2018, we entered into a series of forward contracts (the “2018 Rate Lock Agreements”) to lock the benchmark interest rate with a notional amount of $500.0 million in aggregate. In October 2014, we entered into a series of forward contracts to lock the 10-year treasury rate (the “benchmark interest rate” with respect to the 2014 Rate Lock Agreements) on a portion of the 2014 Senior Notes with a notional amount of $1.00 billion in aggregate. For additional details on the forward contracts, refer to Note 17 “Derivative Instruments and Hedging Activities.”
The original discounts on the 2020 Senior Notes, the 2019 Senior Notes and the 2014 Senior Notes amounted to $0.3 million, $6.7 million and $4.0 million, respectively and are being amortized over the life of the debt. Interest is payable as follows: semi-annually on March 1 and September 1 of each year for the 2020 Senior Notes; semi-annually on March 15 and September 15 of each year for the 2019 Senior Notes; and semi-annually on May 1 and November 1 of each year for the 2014

Senior Notes. The Indenture includes covenants that limit our ability to grant liens on our facilities and enter into sale and leaseback transactions, subject to certain allowances under which certain sale and leaseback transactions are not restricted.
In certain circumstances involving a change of control followed by a downgrade of the rating of a series of Senior Notes by at least two of Moody’s, S&P and Fitch, unless we have exercised our rights to redeem the Senior Notes of such series, we will be required to make an offer to repurchase all or, at the holder’s option, any part, of each holder’s Senior Notes of that series pursuant to the offer described below (the “Change of Control Offer”). In the Change of Control Offer, we will be required to offer payment in cash equal to 101% of the aggregate principal amount of Senior Notes repurchased plus accrued and unpaid interest, if any, on the Senior Notes repurchased, up to, but not including, the date of repurchase.
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes was approximately $4 billion as of June 30, 2021 and 2020. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of June 30, 2021, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility:
In November 2017, we entered into a Credit Agreement (the “Credit Agreement”) providing for a $750.0 million five-year unsecured Revolving Credit Facility (the “Revolving Credit Facility”), which replaced our prior Credit Facility. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. In November 2018, we entered into an Incremental Facility, Extension and Amendment Agreement (the “Amendment”), which amends the Credit Agreement to (a) extend the Maturity Date from November 30, 2022 to November 30, 2023, (b) increase the total commitment by $250.0 million and (c) effect certain other amendments to the Credit Agreement as set forth in the Amendment. After giving effect to the Amendment, the total commitments under the Credit Agreement amount to $1.00 billion. During the fiscal year ended June 30, 2021, we made a principal payment on the Revolving Credit Facility of $50.0 million. As of June 30, 2021, we had no outstanding aggregate principal amount of borrowings under the Revolving Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the Maturity Date, at which time such Revolving Credit Facility will terminate, and all outstanding loans under such facility, together with all accrued and unpaid interest, must be repaid. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility will bear interest, at our option, at either: (i) the ABR plus a spread, which ranges from 0 bps to 75 bps, or (ii) LIBOR plus a spread, which ranges from 100 bps to 175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to our credit rating. As of June 30, 2021, we elected to pay interest on the borrowed amount under the Revolving Credit Facility at LIBOR plus a spread of 100.0 bps, and we pay an annual commitment fee of 10 bps on the daily undrawn balance of the Revolving Credit Facility.
The Revolving Credit Facility requires us to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, we are required to maintain the maximum leverage ratio as described in the Credit Agreement on a quarterly basis of 3.00 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of June 30, 2021, our maximum allowed leverage ratio to 3.00 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of June 30, 2021.
Notes Payable:
In December 2020 we sold promissory notes to a financial institution, borrowing an aggregate of $40.0 million (“Notes Payable”). Of the aggregate amount borrowed, $20.0 million matured and was paid on February 20, 2021 and the balance of $20.0 million matures on February 20, 2022. The premium of $0.3 million from the sale of the Notes Payable is being amortized over the life of the debt. The net proceeds from the sale of the Notes Payable were used for general corporate purposes.

NOTE 9 — LEASES
We have operating leases for facilities, vehicles and other equipment. Our facility leases are primarily used for administrative functions, R&D, manufacturing, and storage and distribution. Our finance leases are not material.
Our existing leases do not contain significant restrictive provisions or residual value guarantees; however, certain leases contain provisions for the payment of maintenance, real estate taxes, or insurance costs by us. Our leases have remaining lease terms ranging from less than one year to 16 years, including periods covered by options to extend the lease when it is reasonably certain that the option will be exercised.
Lease expense was $38.9 million and $35.1 million for the fiscal years ended June 30, 2021 and 2020, respectively. Expense related to short-term leases, which are not recorded on the Consolidated Balance Sheets, was not material for the fiscal years ended June 30, 2021 and 2020. As of June 30, 2021 and 2020, the weighted-average remaining lease term was 4.6 years and 5.1 years, respectively and the weighted-average discount rate was 1.64% and 1.99%, respectively.
Supplemental cash flow information related to leases was as follows:

	Year Ended June 30,
(In thousands)	2021	2020
Operating cash outflows from operating leases	$38,118	$34,702
ROU assets obtained in exchange for new operating lease liabilities	$39,292	$24,549
Maturities of lease liabilities as of June 30, 2021 were as follows:

Fiscal Year Ending June 30:	Amount (In thousands)
2022	$33,759
2023	24,326
2024	15,501
2025	12,104
2026	9,168
2027 and thereafter	12,699
Total lease payments	107,557
Less imputed interest	(4,496)
Total	$103,061
As of June 30, 2021, we did not have any material leases that had not yet commenced.
Facilities rent expense under the previous lease accounting guidance of ASC 840 was $13.5 million for the fiscal year ended June 30, 2019.
NOTE 10 — EQUITY, LONG-TERM INCENTIVE COMPENSATION PLANS AND NON-CONTROLLING INTEREST
Equity Incentive Program
As of June 30, 2021, we were able to issue new equity incentive awards, such as RSUs and stock options, to our employees, consultants and members of our Board of Directors under our 2004 Equity Incentive Plan (the “2004 Plan”) with 10.3 million shares available for issuance.
Any 2004 Plan awards of RSUs, performance shares, performance units or deferred stock units are counted against the total number of shares issuable under the 2004 Plan share reserve as 2.0 shares for every one share subject thereto.
In addition, the plan administrator has the ability to grant “dividend equivalent” rights in connection with awards of RSUs, performance shares, performance units and deferred stock units before they are fully vested. The plan administrator, at its discretion, may grant a right to receive dividends on the aforementioned awards which may be settled in cash or our stock at the discretion of the plan administrator subject to meeting the vesting requirement of the underlying awards.
Assumed Equity Plans

As of the Orbotech Acquisition Date, we assumed outstanding equity incentive awards under Orbotech equity incentive plans (the “Assumed Equity Plans”). The awards under the Assumed Equity Plans, previously issued in the form of stock options and RSUs, were generally settled as follows:
a)Each award of Orbotech’s stock options and RSUs that was outstanding and vested immediately prior to the Acquisition Date (collectively, the “Vested Equity Awards”) was canceled and terminated and converted into the right to receive the purchase consideration in respect of such Vested Equity Awards as of the Acquisition Date, and in the case of stock options, less the exercise price.
b)Each award of Orbotech’s stock options and RSUs that was outstanding and unvested immediately prior to the Acquisition Date was assumed by us (each, an “Assumed Option” and “Assumed RSU,” and collectively the “Assumed Equity Awards”) and converted to stock options and RSUs exercisable for the number of shares of our common stock based on the exchange ratio defined in the Acquisition Agreement. The Assumed Equity Awards generally retain all of the rights, terms and conditions of the respective plans under which they were originally granted, including the same service-based vesting schedule, applicable thereto.
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
A total of 14,558 and 518,971 shares of our common stock underlie the Assumed Options and RSUs and had an estimated weighted-average fair value at the Acquisition Date of $53.3 and $104.5 per share, respectively. All Assumed Options were fully exercised as of June 30, 2020. As of June 30, 2021, there were 76,266 shares of our common stock underlying the outstanding Assumed RSUs under the Assumed Equity Plans.
Equity Incentive Plans - General Information
The following table summarizes the combined activity under our equity incentive plans:

(In thousands)	Available For Grant(1)(5)
Balances as of June 30, 2018	3,680
Plan shares increased	12,000
Restricted stock units granted(2)(3)	(2,463)
Restricted stock units granted adjustment(4)	5
Restricted stock units canceled	51
Plan shares expired (1998 Director Plan)	(1,660)
Balances as of June 30, 2019	11,613
Restricted stock units granted(2)	(1,174)
Restricted stock units granted adjustment(4)	103
Restricted stock units canceled	218
Balances as of June 30, 2020	10,760
Restricted stock units granted(2)	(761)
Restricted stock units granted adjustment(4)	102
Restricted stock units canceled	152
Balances as of June 30, 2021	10,253
__________________
(1)The number of RSUs reflects the application of the award multiplier of 2.0x as described above.
(2)Includes RSUs granted to senior management with performance-based vesting criteria (in addition to service-based vesting criteria for any of such RSUs that are deemed to have been earned) (“performance-based RSU”). As of June 30, 2021, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria had been satisfied. Therefore, this line item includes all such performance-based RSUs granted during the fiscal year, reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.2 million shares, 0.4 million shares and 0.7 million shares for the fiscal years ended June 30, 2021, 2020 and 2019, respectively, reflecting the application of the 2.0x multiplier described above).

(3)Includes RSUs granted to executive management during the fiscal year ended June 30, 2019 with both a market condition and a service condition (“market-based RSU”). Under the award agreements, the vesting of the market-based RSUs is contingent on achieving total stockholder return (including stock price appreciation and cash dividends) objectives on a per share basis of equal to or greater than 150%, 175% and 200% multiplied by the measurement price of $116.39 during the five-year period ending March 20, 2024. The awards are split into three tranches and, to the extent that total stockholder return targets have been met, one-third of the maximum number of shares available under these awards will vest on each of the third, fourth, and fifth anniversaries of the grant date. As of June 30, 2021, the market conditions were met, resulting in all three tranches being eligible to vest, subject to the service condition.
(4)Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the fiscal years ended June 30, 2021, 2020, and 2019.
(5)No additional stock options, RSUs or other awards will be granted under the Assumed Equity Plans.
The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. For RSUs granted without “dividend equivalent” rights, fair value is calculated using the closing price of our common stock on the grant date, adjusted to exclude the present value of dividends which are not accrued on those RSUs. The fair value for RSUs granted with “dividend equivalent” rights is determined using the closing price of our common stock on the grant date. The fair value for market-based RSUs is estimated on the grant date using a Monte Carlo simulation model with the following assumptions: expected volatilities ranging from 27.8% to 28.1%, based on a combination of implied volatility from traded options on our common stock and the historical volatility of our common stock; dividend yield ranging from 2.4% to 2.5%, based on our current expectations for our anticipated dividend policy; risk-free interest rate ranging from 2.3% to 2.4%, based on the implied yield available on U.S. Treasury zero-coupon issues with terms equal to the contractual terms of each tranche; and an expected term which takes into consideration the vesting term and the contractual term of the market-based award. The awards are amortized over service periods of three, four, and five years, which is the longer of the explicit service period or the period in which the market target is expected to be met. The fair value for purchase rights under our ESPP is determined using a Black-Scholes model.
The following table shows stock-based compensation expense for the indicated periods:

	Year Ended June 30,
(In thousands)	2021	2020	2019(1)
Stock-based compensation expense by:
Costs of revenues	$17,355	$14,680	$10,384
Research and development	23,337	23,530	16,225
Selling, general and administrative	71,144	73,171	67,585
Total stock-based compensation expense	$111,836	$111,381	$94,194
 __________________
(1)Includes $10.9 million of stock-based compensation expense acceleration for certain equity awards for Orbotech employees.
Stock-based compensation capitalized as inventory as of June 30, 2021 and 2020 was $8.0 million and $6.8 million, respectively.

Restricted Stock Units
The following table shows the activity and weighted-average grant date fair value for RSUs during the fiscal year ended June 30, 2021:

	Shares (In thousands) (1)	Weighted-Average Grant Date Fair Value
Outstanding restricted stock units as of June 30, 2020(2)	2,253	$107.33
Granted(2)	380	$222.86
Granted adjustments(3)	(51)	$80.27
Vested and released	(542)	$103.83
Withheld for taxes	(237)	$103.83
Forfeited	(93)	$127.40
Outstanding restricted stock units as of June 30, 2021(2)	1,710	$133.76
 __________________
(1)Share numbers reflect actual shares subject to awarded RSUs. Under the terms of the 2004 Plan, the number of shares subject to each award reflected in this number is multiplied by 2.0x to calculate the impact of the award on the share reserve under the 2004 Plan.
(2)Includes performance-based RSUs. As of June 30, 2021, it had not yet been determined the extent to which (if at all) the performance-based criteria had been satisfied. Therefore, this line item includes all such RSUs, reported at the maximum possible number of shares (i.e., 0.1 million shares for the fiscal year ended June 30, 2021) that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum.
(3)Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the fiscal year ended June 30, 2021.
The RSUs granted by us generally vest (a) with respect to awards with only service-based vesting criteria, over periods ranging from two to four years and (b) with respect to awards with both performance-based and service-based vesting criteria, in two equal installments on the third and fourth anniversaries of the grant date, and (c) with respect to awards with both market-based and service-based vesting criteria, in three equal installments on the third, fourth and fifth anniversaries of the grant date, in each case subject to the recipient remaining employed by us as of the applicable vesting date. The RSUs granted to the independent members of the Board of Directors vest annually.
The following table shows the weighted-average grant date fair value per unit for the RSUs granted, vested, and tax benefits realized by us in connection with vested and released RSUs for the indicated periods:

(In thousands, except for weighted-average grant date fair value)	Year Ended June 30,
	2021	2020	2019
Weighted-average grant date fair value per unit	$222.86	$146.94	$99.53
Weighted-average fair value per unit assumed upon Orbotech Acquisition	$—	$—	$104.49
Grant date fair value of vested restricted stock units	$80,887	$91,812	$60,749
Tax benefits realized by us in connection with vested and released restricted stock units	$26,416	$21,960	$15,053
As of June 30, 2021, the unrecognized stock-based compensation expense balance related to RSUs was $138.9 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.4 years. The intrinsic value of outstanding RSUs as of June 30, 2021 was $554.4 million.

Cash LTI Compensation
As part of our employee compensation program, we issue Cash LTI awards to many of our employees. Executives and non-employee members of the Board of Directors do not participate in the Cash LTI Plan. During the fiscal years ended June 30, 2021 and 2020, we approved Cash LTI awards of $136.5 million and $94.0 million, respectively. Cash LTI awards issued to employees under the Cash LTI Plan will vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date. During the fiscal years ended June 30, 2021, 2020 and 2019, we recognized $75.8 million, $64.0 million and $55.5 million, respectively, in compensation expense under the Cash LTI Plan. As of June 30, 2021, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $225.4 million.
Employee Stock Purchase Plan
Our ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of our common stock. The ESPP is qualified under Section 423 of the Internal Revenue Code. The employee’s purchase price is derived from a formula based on the closing price of the common stock on the first day of the offering period versus the closing price on the date of purchase (or, if not a trading day, on the immediately preceding trading day).
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
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes model and the straight-line attribution approach with the following weighted-average assumptions:

	Year Ended June 30,
	2021	2020	2019
Stock purchase plan:
Expected stock price volatility	47.0%	34.3%	33.2%
Risk-free interest rate	0.4%	2.1%	2.1%
Dividend yield	1.6%	2.2%	3.1%
Expected life (in years)	0.50	0.50	0.50
The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Year Ended June 30,
	2021	2020	2019
Total cash received from employees for the issuance of shares under the ESPP	$86,098	$74,849	$64,828
Number of shares purchased by employees through the ESPP	431	561	843
Tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP	$1,972	$3,237	$1,133
Weighted-average fair value per share based on Black-Scholes model	$59.84	$36.61	$21.72
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which we estimate will be required to be issued under the ESPP during the forthcoming fiscal year. As of June 30, 2021, a total of 2.2 million shares were reserved and available for issuance under the ESPP.

Quarterly cash dividends
On May 6, 2021, our Board of Directors declared a regular quarterly cash dividend of $0.90 per share on the outstanding shares of our common stock, which was paid on June 1, 2021 to the stockholders of record as of the close of business on May 17, 2021. The total amount of regular quarterly cash dividends and dividend equivalents paid during the fiscal years ended June 30, 2021 and 2020 was $559.4 million and $522.4 million, respectively. The amount of accrued dividends equivalents payable related to unvested RSUs with dividend equivalent rights was $10.3 million and $8.3 million as of June 30, 2021 and 2020, respectively. These amounts will be paid upon vesting of the underlying RSUs. Refer to Note 21 “Subsequent Events” to the Consolidated Financial Statements for additional information regarding the declaration of our quarterly cash dividend announced subsequent to June 30, 2021.
Special cash dividend
On November 19, 2014, our Board of Directors declared a special cash dividend of $16.50 per share on our outstanding common stock. As of the declaration date, the total amount of the special cash dividend accrued by us was approximately $3 billion, substantially all of which was paid out during the three months ended December 31, 2014, with the final payment made during the fiscal year ended June 30, 2019.  Other than the special cash dividend declared during the three months ended December 31, 2014, we historically have not declared any special cash dividends.
Non-controlling Interests
We have consolidated the results of Orbograph Ltd. (“Orbograph”), in which we own approximately 94% of the outstanding equity interest. Orbograph is engaged in the development and marketing of character recognition solutions to banks, financial and other payment processing institutions and healthcare providers.
During the fourth quarter of fiscal 2020, we entered into an Asset Purchase Agreement to sell certain core assets of Orbotech LT Solar, LLC (“OLTS”), which was engaged in the research, development and marketing of products for the deposition of thin film coating of various materials on crystalline silicon photovoltaic wafers for solar energy panels through plasma-enhanced chemical vapor deposition. The sale was completed in the first quarter of fiscal 2021 and the proceeds were not material. We consolidate the results of OLTS, which is considered a non-strategic business, of which we own 97% of the outstanding equity interest.
In December 2020, we entered into a Share Purchase Agreement to sell our entire interest in PixCell, an Israeli company that is engaged in the development, marketing and sales of diagnostic equipment for point-of-care hematology applications, to a South Korean company. The sale was completed in February 2021 for total consideration of $20.2 million. We recognized a $4.4 million gain from the sale, which was recorded as part of other expense (income), net. Prior to the sale, we owned approximately 52% of PixCell’s outstanding equity interests.
NOTE 11 — STOCK REPURCHASE PROGRAM
Our Board of Directors has authorized a program that permits us to repurchase up to $3.00 billion of our common stock, reflecting an increase of $1.00 billion authorized by our Board of Directors during fiscal year ended June 30, 2020. The intent of this program is to offset the dilution from our equity incentive plans, shares issued in connection with the purchases under our ESPP and the issuance of shares in the Orbotech Acquisition, as well as to return excess cash to our stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases were made in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder, such as Rule 10b-18 and Rule 10b5-1. This stock repurchase program has no expiration date and may be suspended at any time. As of June 30, 2021, an aggregate of approximately $93 million was available for repurchase under our stock repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

(In thousands)	Year Ended June 30,
	2021	2020	2019
Number of shares of common stock repurchased	3,658	5,327	10,207
Total cost of repurchases	$944,607	$821,083	$1,103,202
NOTE 12 — NET INCOME PER SHARE
Basic net income per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by using the weighted-average number of common shares outstanding during the period, increased to include the number of additional shares of common stock that would have been outstanding if the shares of common stock underlying our outstanding dilutive RSUs had been issued. The dilutive effect of outstanding RSUs is reflected in diluted net income per share by application of the treasury stock method.
The following table sets forth the computation of basic and diluted net income per share attributable to KLA:

(In thousands, except per share amounts)	Year Ended June 30,
	2021	2020	2019
Numerator:
Net income attributable to KLA	$2,078,292	$1,216,785	$1,175,617
Denominator:
Weighted-average shares-basic, excluding unvested restricted stock units	154,086	156,797	156,053
Effect of dilutive restricted stock units and options	1,351	1,208	896
Weighted-average shares-diluted	155,437	158,005	156,949
Basic net income per share attributable to KLA	$13.49	$7.76	$7.53
Diluted net income per share attributable to KLA	$13.37	$7.70	$7.49
Anti-dilutive securities excluded from the computation of diluted net income per share	11	22	227
NOTE 13 — EMPLOYEE BENEFIT PLANS
We have a profit sharing program for eligible employees, which distributes a percentage of our pre-tax profits on a quarterly basis. In addition, we have an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Since April 1, 2011, the employer match amount was 50% of the first $8,000 of an eligible employee’s contribution (i.e., a maximum of $4,000) during each fiscal year until January 1, 2019, when the employer match was changed to the greater of 50% of the first $8,000 of an eligible employee’s contributions or 50% of the first 5% of eligible compensation contributed plus 25% of the next 5% of compensation contributed.
The total expenses under the profit sharing and 401(k) programs aggregated $27.0 million, $24.6 million, and $18.6 million in the fiscal years ended June 30, 2021, 2020 and 2019, respectively. We have no defined benefit plans in the United States. In addition to the profit sharing plan and the United States 401(k), several of our foreign subsidiaries have retirement plans for their full-time employees, several of which are defined benefit plans. Consistent with the requirements of local law, our deposited funds for certain of these plans are held with insurance companies, with third-party trustees or in government-managed accounts. The assumptions used in calculating the obligation for the foreign plans depend on the local economic environment.
We apply authoritative guidance that requires an employer to recognize the funded status of each of its defined benefit pension and post-retirement benefit plans as a net asset or liability on its balance sheets. Additionally, the authoritative guidance requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. The benefit obligations and related assets under our plans have been measured as of June 30, 2021 and 2020.
Summary data relating to our foreign defined benefit pension plans, including key weighted-average assumptions used, is provided in the following tables:

	Year Ended June 30,
(In thousands)	2021	2020
Change in projected benefit obligation:
Projected benefit obligation as of the beginning of the fiscal year	$119,870	$115,490
Service cost	4,649	4,823
Interest cost	1,187	1,084
Contributions by plan participants	72	78
Actuarial (gain) loss	7,912	(496)
Benefit payments	(2,629)	(3,119)
Foreign currency exchange rate changes and others, net	3,244	2,010
Projected benefit obligation as of the end of the fiscal year	$134,305	$119,870

	Year Ended June 30,
(In thousands)	2021	2020
Change in fair value of plan assets:
Fair value of plan assets as of the beginning of the fiscal year	$37,928	$33,555
Actual return on plan assets	1,074	1,264
Employer contributions	6,103	5,271
Benefit and expense payments	(2,626)	(3,115)
Foreign currency exchange rate changes and others, net	2,247	953
Fair value of plan assets as of the end of the fiscal year	$44,726	$37,928

	As of June 30,
(In thousands)	2021	2020
Underfunded status	$89,579	$81,942

	As of June 30,
(In thousands)	2021	2020
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$81,924	$75,550
Projected benefit obligation	$134,305	$119,870
Plan assets at fair value	$44,726	$37,928

Year Ended June 30,
	2021	2020	2019
Weighted-average assumptions(1):
Discount rate	0.5%-1.7%	0.6%-1.7%	0.3%-1.7%
Expected rate of return on assets	0.6%-2.9%	0.8%-2.9%	1.0%-2.9%
Rate of compensation increases	2.3%-5.0%	1.8%-4.5%	1.8%-4.5%
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

The following table presents losses recognized in AOCI before tax related to our foreign defined benefit pension plans:

	As of June 30,
(In thousands)	2021	2020
Unrecognized transition obligation	$—	$310
Unrealized net loss	30,375	23,157
Amount of losses recognized	$30,375	$23,467
The components of our net periodic cost relating to our foreign subsidiaries’ defined benefit pension plans are as follows:

	Year Ended June 30,
(In thousands)	2021	2020	2019
Components of net periodic pension cost:
Service cost(1)	$4,649	$4,823	$4,220
Interest cost	1,187	1,086	1,132
Return on plan assets	(549)	(475)	(476)
Amortization of prior service cost	—	3	21
Amortization of net loss	1,071	1,214	1,047
Loss due to settlement/curtailment	130	—	—
Net periodic pension cost	$6,488	$6,651	$5,944
__________________
(1)Service cost is reported in cost of revenues, R&D and SG&A expenses. All other components of net periodic pension cost are reported in other expense (income), net in the Consolidated Statements of Operations.
Fair Value of Plan Assets
Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three levels of inputs used to measure fair value of plan assets are described in Note 3 “Fair Value Measurements.”
The foreign plans’ investments are managed by third-party trustees consistent with the regulations or market practice of the country where the assets are invested. We are not actively involved in the investment strategy, nor do we have control over the target allocation of these investments. These investments made up 100% of total foreign plan assets in the fiscal years ended June 30, 2021 and 2020.
The expected aggregate employer contribution for the foreign plans during the fiscal year ending June 30, 2022 is $4.7 million.
The total benefits to be paid from the foreign pension plans are not expected to exceed $6.4 million in any year through the fiscal year ending June 30, 2031.

Foreign plan assets measured at fair value on a recurring basis consisted of the following investment categories as of June 30, 2021 and 2020, respectively:

As of June 30, 2021 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$25,458	$25,458	$—
Bonds, equity securities and other investments	19,268	—	19,268
Total assets measured at fair value	$44,726	$25,458	$19,268

As of June 30, 2020 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$21,420	$21,420	$—
Bonds, equity securities and other investments	16,508	—	16,508
Total assets measured at fair value	$37,928	$21,420	$16,508
 Concentration of Risk
We manage a variety of risks, including market, credit and liquidity risks, across our plan assets through our investment managers. We define a concentration of risk as an undiversified exposure to one of the above-mentioned risks that increases the exposure of the loss of plan assets unnecessarily. We monitor exposure to such risks in the foreign plans by monitoring the magnitude of the risk in each plan and diversifying our exposure to such risks across a variety of instruments, markets and counterparties. As of June 30, 2021, we did not have concentrations of plan asset investment risk in any single entity, manager, counterparty, sector, industry or country.
NOTE 14 — INCOME TAXES
The components of income before income taxes were as follows:

	Year Ended June 30,
(In thousands)	2021	2020	2019
Domestic income before income taxes	$1,251,820	$752,844	$545,401
Foreign income before income taxes	1,108,634	563,867	750,830
Total income before income taxes	$2,360,454	$1,316,711	$1,296,231
The provision for income taxes was comprised of the following:

(In thousands)	Year Ended June 30,
	2021	2020	2019
Current:
Federal	$201,413	$108,136	$82,460
State	6,164	518	5,665
Foreign	121,146	86,374	59,274
	328,723	195,028	147,399
Deferred:
Federal	(31,989)	(26,743)	1,636
State	(1,155)	(1,174)	2,118
Foreign	(12,478)	(65,425)	(29,939)
	(45,622)	(93,342)	(26,185)
Provision for income taxes	$283,101	$101,686	$121,214

The significant components of deferred income tax assets and liabilities were as follows:

(In thousands)	As of June 30,
	2021	2020
Deferred tax assets:
Tax credits and net operating losses	$237,480	$214,305
Employee benefits accrual	82,055	67,729
Stock-based compensation	7,284	8,871
Inventory reserves	81,224	73,939
Non-deductible reserves	36,267	20,526
Unearned revenue	15,712	15,786
Unrealized loss on investments	5,384	5,345
Other	54,615	66,667
Gross deferred tax assets	520,021	473,168
Valuation allowance	(204,433)	(181,846)
Net deferred tax assets	$315,588	$291,322
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries not indefinitely reinvested	$(278,014)	$(257,757)
Deferred profit	(10,044)	(18,111)
Depreciation and amortization	(407,692)	(439,685)
Total deferred tax liabilities	(695,750)	(715,553)
Total net deferred tax assets (liabilities)	$(380,162)	$(424,231)
As of June 30, 2021, we, excluding Orbotech, had U.S. federal, state and foreign net operating loss (“NOL”) carry-forwards of approximately $14 million, $9 million and $22 million, respectively. Orbotech had U.S. federal, state, and foreign NOLs of approximately $24 million, $9 million and $176 million, respectively. Orbotech also had capital loss carry-forwards of approximately $34 million as of June 30, 2021. The U.S. federal NOL carry-forwards will expire at various dates beginning in 2023 through 2033. The utilization of NOLs created by acquired companies is subject to annual limitations under Section 382 of the Internal Revenue Code. However, it is not expected that such annual limitation will significantly impair the realization of these NOLs. The state NOLs began to expire in 2021. Foreign NOLs and capital loss carry-forwards will be carried forward indefinitely. State credits of $271.1 million for us, including Orbotech, will also be carried forward indefinitely.
The net deferred tax asset valuation allowance was $204.4 million and $181.8 million as of June 30, 2021 and June 30, 2020, respectively. The change was primarily due to an increase in the valuation allowance related to U.S. federal and state credit carry-forwards generated in the fiscal year ended June 30, 2021. The valuation allowance is based on our assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. Of the valuation allowance as of June 30, 2021, $203.6 million related to federal and state credit carry-forwards. The remainder of the valuation allowance related to state NOL carry-forwards.
 As of June 30, 2021, we intend to indefinitely reinvest $3.25 billion of cumulative undistributed earnings held by certain non-U.S. subsidiaries. If these undistributed earnings were repatriated to the U.S., the potential deferred tax liability associated with the undistributed earnings would be approximately $108 million.
We benefit from tax holidays in Singapore where we manufacture certain of our products. These tax holidays are on approved investments and are scheduled to expire at varying times in the next one to seven years. We are in compliance with all the terms and conditions of the tax holidays as of June 30, 2021. The net impact of these tax holidays was to decrease our tax expense by approximately $12 million, $33 million and $32 million in the fiscal years ended June 30, 2021, 2020 and 2019, respectively. The benefits of the tax holidays on diluted net income per share were $0.08, $0.21 and $0.20 for the fiscal years ended June 30, 2021, 2020 and 2019, respectively. We have a new tax holiday in Singapore on approved investments starting September 1, 2021 with a ten-year term.

The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate was as follows:

	Year ended June 30,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.2%	0.2%	0.5%
Effect of foreign operations taxed at various rates	(6.6)%	(12.1)%	(10.5)%
Tax rate change on deferred tax liability on purchased intangibles	1.7%	—%	—%
Tax Cuts and Jobs Act of 2017 - Transition tax and deferred tax effects	—%	—%	(1.5)%
Global intangible low-taxed income	2.6%	3.0%	3.5%
Foreign derived intangible income	(4.3)%	(5.0)%	(4.0)%
Research and development tax credit	(1.1)%	(1.8)%	(1.8)%
Net change in tax reserves	(1.1)%	1.5%	1.4%
Non-deductible impairment of goodwill	—%	4.1%	—%
Effect of stock-based compensation	(0.3)%	(0.3)%	0.4%
Restructuring	—%	(2.6)%	—%
Other	(0.1)%	(0.3)%	0.4%
Effective income tax rate	12.0%	7.7%	9.4%
A reconciliation of gross unrecognized tax benefits was as follows:

	Year Ended June 30,
(In thousands)	2021	2020	2019
Unrecognized tax benefits at the beginning of the year	$172,443	$146,426	$63,994
Increases for tax positions from acquisitions	—	—	60,753
Increases for tax positions taken in prior years	6,557	6,826	13,001
Decreases for tax positions taken in prior years	(19,360)	(518)	(1,304)
Increases for tax positions taken in current year	31,113	34,278	26,178
Decreases for settlements with taxing authorities	(28,651)	—	—
Decreases for lapsing of statutes of limitations	(12,460)	(14,569)	(16,196)
Unrecognized tax benefits at the end of the year	$149,642	$172,443	$146,426
The amounts of unrecognized tax benefits that would impact the effective tax rate were $137.8 million, $161.5 million and $136.1 million as of June 30, 2021, 2020 and 2019, respectively. The amounts of interest and penalties recognized during the years ended June 30, 2021, 2020 and 2019 were expenses of $2.8 million, $4.6 million and $2.9 million, respectively, as a result of a release of unrecognized tax benefits. Our policy is to include interest and penalties related to unrecognized tax benefits within other expense (income), net. The amounts of interest and penalties accrued as of June 30, 2021 and 2020 were approximately $42 million and $38 million, respectively.
We are subject to examination by tax authorities throughout the world. We are subject to U.S. federal income tax examinations for all years beginning from the fiscal year ended June 30, 2018 and are under United States federal income tax examination for the fiscal year ended June 30, 2018. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2017. We are also subject to examinations in other major foreign jurisdictions, including Singapore and Israel, for all years beginning from the calendar year ended December 31, 2012. We are under audit in Germany related to Orbotech for the years ended December 31, 2013 to December 31, 2015. We have concluded our audit in Israel related to KLA for the fiscal years ended June 30, 2017 to June 30, 2020.
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
Orbotech filed a notice of appeal with respect to the above Tax Decrees with the District Court of Tel Aviv on September 26, 2019. On February 27, 2020 the ITA filed its arguments in support of the Tax Decrees. Orbotech filed the grounds of appeal with respect to the above Tax Decrees on July 30, 2020. We are currently in the pre-trial hearing stage of the process. The ITA and Orbotech are continuing discussions in an effort to resolve this matter in a mutually agreeable manner.
In connection with the above, there is an ongoing criminal investigation in Israel against Orbotech, which became our wholly owned subsidiary as of the Acquisition Date, and certain of its employees and its tax consultant. On April 11, 2018, Orbotech received a “suspect notification letter” (dated March 28, 2018) from the Tel Aviv District Attorney’s Office (Fiscal and Financial). In the letter, it was noted that the investigation file was transferred from the Assessment Investigation Officer to the District Attorney’s Office. The letter further states that the District Attorney’s Office has not yet made a decision regarding submission of an indictment against Orbotech; and that if after studying the case, a decision is made to consider prosecuting Orbotech, Orbotech will receive an additional letter, and within 30 days, Orbotech may present its arguments to the District Attorney’s Office as to why it should not be indicted. On October 27, 2019, we received a request for additional information from the District Attorney’s Office. We will continue to monitor the progress of the District Attorney’s Office investigation; however, we cannot anticipate when the review of the case will be completed and what will be the results thereof. We intend to cooperate with the District Attorney’s Office to enable them to conclude their investigation.
In December 2020, Orbotech received an assessment from the ITA with respect to its fiscal years 2015 through 2018 (the “Second Assessment”), for an aggregate amount of tax, after offsetting all NOLs available through the end of 2018, of approximately NIS 227 million (equivalent to approximately $68 million which includes related interest and linkage differentials to the Israeli consumer price index as of date of the issuance of the Second Assessment). We filed an objection to the Second Assessment with the ITA in March 2021. The objection moved the 2015-2018 audit to the second stage, in which the ITA will review the objections. We believe that our recorded unrecognized tax benefits are sufficient to cover the resolution of the Second Assessment.
We believe that we may recognize up to $2.2 million of our existing unrecognized tax benefits within the next 12 months as a result of the lapse of statutes of limitations. It is possible that certain income tax examinations may be concluded in the next 12 months. Given the uncertainty around the timing of the resolution of these ongoing examinations, we are unable to estimate the full range of possible adjustments to our unrecognized tax benefits within the next 12 months.
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
NOTE 16 — COMMITMENTS AND CONTINGENCIES
Factoring. We have agreements (referred to as “factoring agreements”) with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. We do not believe we are at risk for any material losses as a result of these agreements. In addition, we periodically sell certain LC, without recourse, received from customers in payment for goods and services.

The following table shows total receivables sold under factoring agreements and proceeds from sales of LC for the indicated periods:

	Year Ended June 30,
(In thousands)	2021	2020	2019
Receivables sold under factoring agreements	$305,565	$293,006	$193,089
Proceeds from sales of LC	$133,679	$59,036	$95,436
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
Purchase Commitments. We maintain commitments to purchase inventory from our suppliers as well as goods, services, and other assets in the ordinary course of business. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our estimate of our significant purchase commitments primarily for material, services, supplies and asset purchases is approximately $2 billion as of June 30, 2021, which are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash LTI Plan. As of June 30, 2021, we have committed $248.0 million for future payment obligations under our Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must be employed by us as of the applicable award vesting date.
Guarantees and Contingencies. We maintain guarantee arrangements available through various financial institutions for up to $75.2 million, of which $59.7 million had been issued as of June 30, 2021, primarily to fund guarantees to customs authorities for VAT and other operating requirements of our subsidiaries in Europe, Israel and Asia.
Indemnification Obligations. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees with respect to certain litigation matters and investigations that arise in connection with their service to us. These obligations arise under the terms of our certificate of incorporation, its bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that we are required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred by several of our current and former directors, officers and employees in connection with these matters. For example, we have paid or reimbursed legal expenses incurred in connection with the investigation of our historical stock option practices and the related litigation and government inquiries. Although the maximum potential amount of future payments we could be required to make under the indemnification obligations generally described in this paragraph is theoretically unlimited, we believe the fair value of this liability, to the extent estimable, is appropriately considered within the reserve we have established for currently pending legal proceedings.
We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which we customarily agree to hold the other party harmless against losses arising therefrom, or provide customers with other remedies to protect against, bodily injury or damage to personal property caused by our products, non-compliance with our product performance specifications, infringement by our products of third-party intellectual property rights and a breach of warranties, representations and covenants related to matters such as title to assets sold, validity of certain intellectual property rights, non-infringement of third-party rights, and certain income tax-related matters. In each of these circumstances, payment by us is typically subject to the other party making a claim to and cooperating with us pursuant to the procedures specified in the particular contract. This usually allows us to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, our obligations under these agreements may be limited in terms of amounts, activity (typically at our option to replace or correct the products or terminate the agreement with a refund to the other party), and duration. In some instances, we may have recourse against third parties and/or insurance covering certain payments made by us.
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
NOTE 17 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The authoritative guidance requires companies to recognize all derivative instruments and hedging activities, including foreign currency exchange contracts and interest rate lock agreements (collectively “derivatives”) as either assets or liabilities at fair value on the Consolidated Balance Sheets. In accordance with the accounting guidance, we designate foreign currency exchange contracts and interest rate lock agreements as cash flow hedges of certain forecasted foreign currency denominated sales, purchase and spending transactions, and the benchmark interest rate of the corresponding debt financing, respectively. In accordance with the accounting guidance, we also designate foreign currency exchange contracts to hedge a portion of our investment in a foreign denominated subsidiary.
Our foreign subsidiaries operate and sell our products in various global markets. As a result, we are exposed to risks relating to changes in foreign currency exchange rates. We utilize foreign currency forward exchange contracts and option contracts to hedge against future movements in foreign currency exchange rates that affect certain existing and forecasted foreign currency denominated sales and purchase transactions, such as the Japanese yen, the euro, the pound sterling and the Israeli new shekel. We routinely hedge our exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. These currency forward exchange contracts and options, designated as cash flow hedges, generally have maturities of less than 18 months. Cash flow hedges are evaluated for effectiveness monthly, based on changes in total fair value of the derivatives. If a financial counterparty to any of our hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material losses.
In January 2020, we entered into a series of forward contracts (“2020 Rate Lock Agreements”) to lock the benchmark interest rate on a portion of the $750.0 million of 3.300% 2020 Senior Notes due in 2050. The 2020 Rate Lock Agreements had a notional amount of $350.0 million in aggregate which matured in the same quarter. The 2020 Rate Lock Agreements were terminated on the date of the pricing of the 2020 Senior Notes and we recorded the fair value of $21.5 million as a loss within AOCI as of March 31, 2020, which is being amortized over the life of the debt.
During the fiscal year ended June 30, 2018, we entered into a series of forward contracts (the “2018 Rate Lock Agreements”) to lock the benchmark interest rate prior to expected debt issuances. The objective of the 2018 Rate Lock Agreements was to hedge the risk associated with the variability in interest rates due to the changes in the benchmark interest rate leading up to the closing of the intended financing, on the notional amount being hedged. The 2018 Rate Lock Agreement had a notional amount of $500.0 million in aggregate, which matured and terminated in the third quarter of fiscal year ended June 30, 2019 and we recorded the fair value of $13.6 million as a loss within AOCI, which is being amortized over the life of the associated debt.
In October 2014, we entered into a series of forward contracts (“Rate Lock Agreements”) to lock the benchmark interest rate on a portion of the 2014 Senior Notes. The Rate Lock Agreements had a notional amount of $1.00 billion in aggregate, which matured in the second quarter of the fiscal year ended June 30, 2015. The Rate Lock Agreements were terminated on the date of pricing of the $1.25 billion of 4.650% Senior Notes due in 2024 and we recorded the fair value of $7.5 million as a gain within AOCI as of December 31, 2014, which is being amortized over the life of the debt. We recognized a net expense of $1.1 million and $0.6 million for the fiscal years ended June 30, 2021 and 2020, respectively, for the amortization of the net of the three rate lock agreements that had been recognized in AOCI, which increased the interest expense on a net basis. We recognized net gain of $0.5 million for the fiscal year ended June 30, 2019, for the amortization of the net of the two rate lock agreements that had been recognized in AOCI, which decreased the interest expense on a net basis. As of June 30, 2021, the aggregate unamortized portion of the fair value of the forward contracts for the Rate Lock Agreements was $29.0 million.
For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gains or losses is reported in AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Prior to adopting the new accounting guidance for hedge accounting, time value was excluded from the assessment of effectiveness for derivatives designated as cash flow hedges. Time value was amortized on a mark-to-market basis and recognized in earnings over the life of the derivative contract. For derivative contracts executed after adopting the new accounting guidance, the election to include time value for the assessment of effectiveness is made on all forward contracts designated as cash flow hedges. The change in fair value of the derivative is recorded in AOCI until the hedged item is recognized in earnings. The assessment of effectiveness of options contracts designated as cash flow hedges continue to exclude time value after adopting the new accounting guidance. The initial value of the component excluded from the assessment of effectiveness is recognized in earnings over the life of the derivative contract. Any difference between change in the fair value of the excluded components and the amounts recognized in earnings are recorded in AOCI.
For derivatives that are designated and qualify as a net investment hedge in a foreign operation and that meet the effectiveness requirements, the net gains or losses attributable to change in spot exchange rates are recorded in cumulative translation within AOCI. The remainder of the change in value of such instruments is recorded in earnings using the mark-to-market approach. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operations.
For derivatives that are not designated as hedges, gains and losses are recognized in other expense (income), net. We use foreign currency forward contracts to hedge certain foreign currency denominated assets or liabilities. The gains and losses on these derivative instruments are largely offset by the changes in the fair value of the assets or liabilities being hedged.
Derivatives in Hedging Relationships: Foreign Exchange and Interest Rate Contracts
The gains (losses) on derivatives in cash flow and net investment hedging relationships recognized in other comprehensive income for the indicated periods were as follows:

	Year Ended June 30,
(In thousands)	2021	2020	2019
Derivatives Designated as Cash Flow Hedging Instruments:
Rate lock agreements:
Amounts included in the assessment of effectiveness	$—	$—	$(8,649)
Foreign exchange contracts:
Amounts included in the assessment of effectiveness	$3,897	$(16,649)	$(358)
Amounts excluded from the assessment of effectiveness	$(115)	$(90)	$(112)
Derivatives Designated as Net Investment Hedging Instruments:
Foreign exchange contracts(1)	$(191)	$—	$—
________________
(1)No amounts were reclassified from AOCI into earnings related to the sale of a subsidiary.

The locations and amounts of designated and non-designated derivatives’ gains and losses reported in the Consolidated Statements of Operations for the indicated periods were as follows:

(In thousands)	Revenues	Costs of Revenues and Operating Expense	Interest Expense	Other Expense (Income), Net
For the year ended June 30, 2019
Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$4,568,904	$3,179,531	$124,604	$(31,462)
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from AOCI to earnings	$—	$—	$424	$—
Amount of gains (losses) reclassified from AOCI to earnings as a result that a forecasted transaction is no longer probable of occurring	$—	$—	$—	$4
Foreign exchange contracts:
Amount of gains (losses) reclassified from AOCI to earnings	$4,329	$(739)	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$—	$—	$—	$(323)
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$(23)
For the year ended June 30, 2020
Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$5,806,424	$4,304,223	$160,274	$2,678
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from AOCI to earnings	$—	$—	$(637)	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from AOCI to earnings	$4,473	$(1,377)	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(387)	$—	$—	$—
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$1,990
For the year ended June 30, 2021
Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$6,918,734	$4,430,254	$157,328	$(29,302)
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from AOCI to earnings	$—	$—	$(1,116)	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from AOCI to earnings	$920	$551	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(536)	$—	$—	$1,216
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$670

The U.S. dollar equivalent of all outstanding notional amounts of foreign currency hedge contracts, with maximum remaining maturities of approximately ten months as of June 30, 2021 and seven months as of June 30, 2020, were as follows:

(In thousands)	As of June 30, 2021	As of June 30, 2020
Cash flow hedge contracts - foreign currency
Purchase	$12,550	$10,705
Sell	$134,845	$71,431
Net Investment hedge contracts - foreign currency
Sell	$66,848	$—
Other foreign currency hedge contracts
Purchase	$264,292	$329,310
Sell	$278,635	$357,939
The locations and fair value of our derivatives reported in our Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of June 30,2021	As of June 30,2020	Balance Sheet Location	As of June 30,2021	As of June 30,2020

(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$3,940	$680	Other current liabilities	$272	$45
Total derivatives designated as hedging instruments		3,940	680		272	45
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	4,312	1,397	Other current liabilities	2,535	1,365
Total derivatives not designated as hedging instruments		4,312	1,397		2,535	1,365
Total derivatives		$8,252	$2,077		$2,807	$1,410
The changes in AOCI, before taxes, related to derivatives for the indicated periods were as follows:

	Year Ended June 30,
(In thousands)	2021	2020	2019
Beginning balance	$(29,602)	$(10,791)	$2,346
Amount reclassified to earnings	181	(2,072)	(4,018)
Net change in unrealized gains or losses	3,591	(16,739)	(9,119)
Ending balance	$(25,830)	$(29,602)	$(10,791)
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

As of June 30, 2021				Gross Amounts of Derivatives Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$8,252	$—	$8,252	$(2,492)	$—	$5,760
Derivatives - liabilities	$(2,807)	$—	$(2,807)	$2,492	$—	$(315)

As of June 30, 2020				Gross Amounts of Derivatives Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$2,077	$—	$2,077	$(1,020)	$—	$1,057
Derivatives - liabilities	$(1,410)	$—	$(1,410)	$1,020	$—	$(390)
NOTE 18 — RELATED PARTY TRANSACTIONS
During the fiscal years ended June 30, 2021, 2020 and 2019, we purchased from, or sold to, several entities, where one or more of our executive officers or members of our Board of Directors, or their immediate family members were, during the periods presented, an executive officer or a board member of a subsidiary, including Anaplan, Inc., Ansys, Inc., Citrix Systems, Inc., HP Inc., Integrated Device Technology, Inc., Keysight Technologies, Inc., Logmein Inc., NetApp, Inc. and Proofpoint, Inc.
The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Year Ended June 30,
(In thousands)	2021	2020	2019
Total revenues	$1,276	$4,237	$2,402
Total purchases	$1,347	$2,414	$2,881
Our receivable balance was $1.1 million and payable balances were immaterial from these parties as of June 30, 2021. Our receivable balance was $2.4 million and payable balances were immaterial from these parties as of June 30, 2020.
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
Semiconductor Process Control.
The SPC segment offers comprehensive portfolio of inspection, metrology and data analytics products, and related service, which helps integrated circuit manufacturers achieve target yield throughout the entire semiconductor fabrication process, from R&D to final volume production. Our differentiated products and services are designed to provide comprehensive solutions that help our customers accelerate development and production ramp cycles, achieve higher and more stable semiconductor die yields and improve their overall profitability. This reportable segment is comprised of two operating segments, Wafer Inspection and Patterning and GSS.
Specialty Semiconductor Process
The Specialty Semiconductor Manufacturing segment develops and sells advanced vacuum deposition and etching process tools, which are used by a broad range of specialty semiconductor customers, including manufacturers of MEMS, radio frequency communication chips, and power semiconductors for automotive and industrial applications. This reportable segment is comprised of one operating segment.
PCB, Display and Component Inspection
The PCB, Display and Component Inspection segment enables electronic device manufacturers to inspect, test and measure PCBs, FPDs and ICs to verify their quality, pattern the desired electronic circuitry on the relevant substrate and perform three-dimensional shaping of metalized circuits on multiple surfaces. This segment also engages in the development and marketing of character recognition solutions to banks, financial and other payment processing institutions and healthcare providers. This reportable segment is comprised of two operating segments, PCB and Display and Component Inspection.
Other
The Other segment is comprised of one operating segment. During the fourth quarter of fiscal 2020, we entered into an Asset Purchase Agreement to sell certain core assets of our non-strategic solar energy business, OLTS, which accounted for the majority of our Other reportable segment. The sale was completed in the first quarter of fiscal 2021 with an insignificant amount of proceeds. This business was engaged in the research, development and marketing of products for the deposition of thin film coating of various materials on crystalline silicon photovoltaic wafers for solar energy panels.
The CODM assesses the performance of each operating segment and allocates resources to those segments based on total revenue and segment gross margin and does not evaluate the segments using discrete asset information. Segment gross margin excludes corporate allocations and effects of foreign currency exchange rates, amortization of intangible assets, amortization of inventory fair value adjustments, and transaction costs associated with our acquisitions related to costs of revenues.
The following is a summary of results for each of our four reportable segments for the indicated periods:

	Year Ended June 30,
(In thousands)	2021	2020	2019
Semiconductor Process Control:
Revenues	$5,734,825	$4,745,446	$4,080,822
Segment gross margin	$3,705,222	$3,028,167	$2,590,434
Specialty Semiconductor Process:
Revenues	$369,216	$329,700	$151,164
Segment gross margin	$206,706	$183,641	$78,800
PCB, Display and Component Inspection:
Revenues	$812,620	$727,451	$332,810
Segment gross margin	$390,571	$315,723	$155,765
Other:
Revenues	$739	$3,614	$4,676
Segment gross margin	$(68)	$(63)	$1,102
Totals:
Revenues for reportable segments	$6,917,400	$5,806,211	$4,569,472
Segment gross margin	$4,302,431	$3,527,468	$2,826,101
The following table reconciles total reportable segment revenue to total revenue for the indicated periods:

	Year Ended June 30,
(In thousands)	2021	2020	2019
Total revenues for reportable segments	$6,917,400	$5,806,211	$4,569,472
Corporate allocations and effects of foreign exchange rates	1,334	213	(568)
Total revenues	$6,918,734	$5,806,424	$4,568,904

The following table reconciles total segment gross margin to total income before income taxes for the indicated periods:

	Year Ended June 30,
(In thousands)	2021	2020	2019
Total segment gross margin	$4,302,431	$3,527,468	$2,826,101
Acquisition-related charges, corporate allocations and effects of foreign exchange rates(1)	155,862	170,605	126,574
Research and development	928,487	863,864	711,030
Selling, general and administrative	729,602	734,149	599,124
Goodwill impairment	—	256,649	—
Interest expense	157,328	160,274	124,604
Loss on extinguishment of debt	—	22,538	—
Other expense (income), net	(29,302)	2,678	(31,462)
Income before income taxes	$2,360,454	$1,316,711	$1,296,231
__________________
(1)Acquisition-related charges primarily include amortization of intangible assets, amortization of inventory fair value adjustments, and other acquisition-related costs classified or presented as part of costs of revenues.
Our significant operations outside the United States include manufacturing facilities in China, Germany, Israel and Singapore and sales, marketing and service offices in Japan, the rest of the Asia Pacific region and Europe. For geographical revenue reporting, revenues are attributed to the geographic location in which the customer is located. Long-lived assets consist of land, property and equipment, net, and are attributed to the geographic region in which they are located.
We have revised the fiscal 2020 revenue by geographic regions as presented below. The revisions were to correct the amount of revenue allocated to each geographic region. These revisions had no impact on the previously issued Consolidated Balance Sheet, Statements of Operations, Statements of Cash Flows, Statements of Comprehensive Income (Loss) or Statements of Stockholders’ Equity as of and for the year-ended June 30, 2020 and we determined that the impact of the revisions was not material to our previously issued Consolidated Financial Statements.
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

(Dollar amounts in thousands)	Year Ended June 30,
	2021		2020		2019
Revenues:
China	$1,831,446	26%	$1,495,977	26%	$1,215,807	27%
Taiwan	1,690,558	25%	1,598,201	27%	1,105,726	24%
Korea	1,343,473	19%	911,848	16%	584,091	13%
North America	765,974	11%	651,328	11%	596,452	13%
Japan	639,381	9%	660,772	11%	581,529	13%
Europe and Israel	396,422	6%	322,085	6%	305,924	7%
Rest of Asia	251,480	4%	166,213	3%	179,375	3%
Total	$6,918,734	100%	$5,806,424	100%	$4,568,904	100%

The following is a summary of revenues by major products for the indicated periods:

(Dollar amounts in thousands)	Year ended June 30,
	2021		2020		2019
Revenues:
Wafer Inspection	$2,661,167	39%	$2,080,484	36%	$1,630,899	36%
Patterning	1,505,990	22%	1,278,382	22%	1,161,263	25%
Specialty Semiconductor Process	304,627	4%	269,667	5%	129,854	3%
PCB, Display and Component Inspection	562,104	8%	497,026	9%	238,275	5%
Services	1,678,418	24%	1,477,699	25%	1,176,661	26%
Other	206,428	3%	203,166	3%	231,952	5%
Total	$6,918,734	100%	$5,806,424	100%	$4,568,904	100%
Wafer Inspection and Patterning products are offered in Semiconductor Process Control segment. Services are offered in multiple segments. Other includes primarily refurbished systems, remanufactured legacy systems, and enhancements and upgrades for previous-generation products that are part of Semiconductor Process Control segment.
In the fiscal year ended June 30, 2021, two customers accounted for approximately 17% and 15% of total revenues. In the fiscal year ended June 30, 2020, two customers accounted for approximately 20% and 14% of total revenues. In the fiscal year ended June 30, 2019, one customer accounted for approximately 15% of total revenues.
Land, property and equipment, net by geographic region as of the dates indicated below were as follows:

	As of June 30,
(In thousands)	2021	2020
Land, property and equipment, net:
United States	$447,359	$329,558
Singapore	76,882	54,946
Israel	57,403	59,162
Europe	56,895	58,065
Rest of Asia	24,488	18,093
Total	$663,027	$519,824

NOTE 20 — RESTRUCTURING CHARGES
In September 2019, management approved a plan to streamline our organization and business processes that included the reduction of workforce, primarily in our PCB, Display and Component Inspection segment.
Restructuring charges were $12.4 million for fiscal year ended June 30, 2021 and included $3.9 million of non-cash charges for accelerated depreciation related to certain ROU assets and fixed assets to be abandoned. Restructuring charges were $7.7 million for the year ended, June 30, 2020. The amounts of restructuring charges accrued were $3.3 million and $5.7 million as of June 30, 2021 and 2020, respectively.
NOTE 21 — SUBSEQUENT EVENTS
On July 29, 2021, our Board of Directors authorized an additional $2.00 billion for share repurchases. As of June 30, 2021, the amount remaining for share repurchases under our previously authorized program was approximately $93 million.
On August 5, 2021, we announced that our Board of Directors had declared a quarterly cash dividend of $1.05 per share to be paid on September 1, 2021 to stockholders of record as of the close of business on August 16, 2021.

NOTE 22 — QUARTERLY CONSOLIDATED RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of our quarterly consolidated results of operations (unaudited) for the fiscal years ended June 30, 2021 and 2020.

(In thousands, except per share data)	First Quarter Ended September 30, 2020	Second Quarter Ended December 31, 2020	Third Quarter Ended March 31, 2021	Fourth Quarter Ended June 30, 2021
Total revenues	$1,538,620	$1,650,870	$1,803,773	$1,925,471
Gross margin	$918,058	$981,137	$1,094,144	$1,153,230
Net income attributable to KLA	$420,567	$457,251	$567,496	$632,978
Net income attributable to KLA per share:
Basic(1)	$2.71	$2.96	$3.69	$4.14
Diluted(1)	$2.69	$2.94	$3.66	$4.10

(In thousands, except per share data)	First Quarter Ended September 30, 2019	Second Quarter Ended December 31, 2019	Third Quarter Ended March 31, 2020	Fourth Quarter Ended June 30, 2020
Total revenues	$1,413,414	$1,509,453	$1,423,964	$1,459,593
Gross margin	$809,173	$875,835	$833,806	$838,049
Net income (loss) attributable to KLA	$346,525	$380,555	$78,452	$411,253
Net income (loss) attributable to KLA per share:
Basic(1)	$2.18	$2.42	$0.50	$2.65
Diluted(1)	$2.16	$2.40	$0.50	$2.63
 __________________
(1)Basic and diluted net income (loss) per share were computed independently for each of the quarters presented based on the weighted-average basic and fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly basic and diluted net income (loss) per share information may not equal annual basic and diluted net income (loss) per share.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of KLA Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of KLA Corporation and its subsidiaries (the “Company”) as of June 30, 2021 and 2020, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for current expected credit losses in 2021, the manner in which it accounts for leases in 2020 and the manner in which it accounts for revenue from contracts with customers in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Uncertain Tax Position Related to the Ongoing Israeli Tax Authority Matter

As described in Notes 1 and 14 to the consolidated financial statements, the Company has recorded liabilities for uncertain tax positions of $149.6 million as of June 30, 2021, which includes a liability for an uncertain tax position arising from a tax assessment and subsequent Tax Decrees received from the Israel Tax Authority (“ITA”). The calculation of the Company’s tax liability associated with the ongoing ITA matter involves dealing with uncertainties in the application of complex tax regulations. Management recognizes liabilities for uncertain tax positions based on the two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained in audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. Management re-evaluates uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.

The principal considerations for our determination that performing procedures relating to the uncertain tax position related to the ongoing ITA matter is a critical audit matter are (i) the significant judgment by management when determining the uncertain tax position and the application of complex tax regulations; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s timely identification and accurate measurement of the uncertain tax position; and (iii) the evaluation of audit evidence available to support the tax liability for the uncertain tax position is complex and resulted in significant auditor judgment as the nature of the evidence is often highly subjective.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the identification and recognition of the liability for the uncertain tax position, controls addressing completeness of the uncertain tax position, and controls over measurement of the liability. These procedures also included, among others (i) testing the information used in the calculation of the liability for the uncertain tax position related to the ongoing ITA matter, including evaluating international filing positions, the related final tax returns, and communications between the Company and the tax authorities; (ii) testing the calculation of the liability, including management’s assessment of the technical merits of tax position related to the ITA matter and estimates of the amount of tax benefit expected to be sustained for the matter; and (iii) testing the completeness of management’s assessment of both the identification of the uncertain tax position and possible outcomes of each uncertain tax position.
/s/ PricewaterhouseCoopers LLP
San Jose, California
August 6, 2021
We have served as the Company’s auditor since 1977.

SCHEDULE II
Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Charged to Expense	Deductions/ Adjustments	Balance at End of Period
Fiscal Year Ended June 30, 2019:
Allowance for Credit Losses	$11,639	$364	$(2)	$12,001
Allowance for Deferred Tax Assets	$163,570	$—	$3,001	$166,571
Fiscal Year Ended June 30, 2020:
Allowance for Credit Losses	$12,001	$(189)	$10	$11,822
Allowance for Deferred Tax Assets	$166,571	$—	$15,275	$181,846
Fiscal Year Ended June 30, 2021:
Allowance for Credit Losses	$11,822	$2,246	$3,968	$18,036
Allowance for Deferred Tax Assets	$181,846	$2,650	$19,937	$204,433
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (“Disclosure Controls”) as of the end of the period covered by this Annual Report on Form 10-K (this “Report”) required by Exchange Act Rules 13a-15(b) or 15d-15(b). The evaluation of our disclosure controls and procedures was conducted under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the CEO and CFO have concluded that as of June 30, 2021, the end of the period covered by this Report, our Disclosure Controls were effective at a reasonable assurance level.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2021.

The effectiveness of our internal control over financial reporting as of June 30, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter of the fiscal year ended June 30, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.OTHER INFORMATION
None.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
For the information required by this Item, see “Information About the Board of Directors and its Committees—Nominees for Election at the 2021 Annual Meeting,” “Information About Executive Officers,” “Our Corporate Governance Practices—Standards of Business Conduct; Whistleblower Hotline and Website,” “Information About the Board of Directors and Its Committees” and, if applicable, “Security Ownership of Certain Beneficial Owners and Management—Delinquent Section 16(a) Reports,” in the Proxy Statement, which is incorporated herein by reference.
ITEM 11.EXECUTIVE COMPENSATION
For the information required by this Item, see “Executive Compensation and Other Matters,” “Information About the Board of Directors and Its Committees—Director Compensation,” “Our Corporate Governance Practices—Compensation and Talent Committee Interlocks and Insider Participation,” and “Information About the Board of Directors and Its Committees—Compensation and Talent Committee—Risk Considerations in Our Compensation Programs” in the Proxy Statement, which is incorporated herein by reference.
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
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
For the information required by this Item, see “Proposal Two: Ratification of Appointment of PricewaterhouseCoopers LLP as Our Independent Registered Public Accounting Firm for the Fiscal Year Ending June 30, 2022” in the Proxy Statement, which is incorporated herein by reference.
PART IV
ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

Schedule II—Valuation and Qualifying Accounts for the years ended June 30, 2021, 2020 and 2019	114
All other schedules are omitted because they are either not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.
3. Exhibits

The information required by this item is set forth below.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
3.1	Restated Certificate of Incorporation	10-K	No. 000-09992	3.1	August 16, 2019
3.2	Amended and Restated Bylaws	8-K	No. 000-09992	3.1	May 7, 2021
4.1	Indenture dated November 6, 2014 between KLA-Tencor Corporation and Wells Fargo Bank, National Association, as trustee	8-K	No. 000-09992	4.1	November 7, 2014
4.2	Form of Officer’s Certificate setting forth the terms of the Notes (with form of Notes attached)	8-K	No. 000-09992	4.2	November 7, 2014
4.3	Form of Officer’s Certificate setting forth the terms of the 4.100% Senior Notes due 2029 and 5.000% Senior Notes due 2049 (with form of Notes attached)	8-K	No. 000-09992	4.2	March 20, 2019
4.4	Form of Officer’s Certificate setting forth the terms of the 3.300% Senior Notes due 2050 (with form of Notes attached)	8-K	No. 000-09992	4.2	March 3, 2020
4.5	Description of the Registrant's securities registered under Section 12 of the Securities Act of 1934	10-Q	No. 000-09992	4.1	October 30, 2020
10.1	2004 Equity Incentive Plan (as amended and restated (as of November 7, 2018))*	S-8	No. 228283	10.1	November 8, 2018
10.2	Form of Restricted Stock Unit Award Notification (Performance-Vesting)*
10.3	Form of Restricted Stock Unit Award Notification (Service-Vesting)*
10.4	Executive Deferred Savings Plan (as amended and restated effective July 31, 2019)*	10-K	No. 000-09992	10.9	August 16, 2019
10.5	Credit Agreement, dated as of November 30, 2017 among KLA-Tencor Corporation, the lenders from time to time and JPMorgan Chase Bank, N.A., as administrative agent	8-K	No. 000-09992	10.1	November 30, 2017
10.6	Amended and Restated Executive Severance Plan*	8-K	No. 000-09992	10.1	October 20, 2016
10.7	Amended and Restated 2010 Executive Severance Plan*	10-Q	No. 000-09992	10.45	October 22, 2015
10.8	Calendar Year 2021 Executive Incentive Plan*+	10-Q	No. 000-09992	10.1	April 30, 2021
10.9	Incremental Facility, Extension and Amendment Agreement, dated as of November 2, 2018 by and among the registrant, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	No. 000-09992	10.1	November 8, 2018
10.10	Offer Letter dated August 20, 2020 by and between KLA Corporation and Mary Beth Wilkinson*	10-Q	No. 000-09992	10.1	October 30, 2020
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
31.2	Certification of Chief Financial Officer under Rule 13a-14(a) of the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350^
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
__________________

*	Denotes a management contract, plan or arrangement.
+	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).
^	Furnished herewith
ITEM 16.     FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLA Corporation

August 5, 2021	By:	/S/ RICHARD P. WALLACE
(Date)		Richard P. Wallace
President and Chief Executive Officer

Each person whose signature appears below constitutes and appoints Richard P. Wallace and Bren D. Higgins, and each or any of them, his or her true and lawful attorney-in-fact and agent, each acting alone, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments or supplements (including post-effective amendments) to this Report, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICHARD P. WALLACE	President, Chief Executive Officer and Director (principal executive officer)	August 5, 2021
Richard P. Wallace

/s/ BREN D. HIGGINS	Executive Vice President and Chief Financial Officer (principal financial officer)	August 5, 2021
Bren D. Higgins

/s/ VIRENDRA A. KIRLOSKAR	Senior Vice President and Chief Accounting Officer (principal accounting officer)	August 5, 2021
Virendra A. Kirloskar

/s/ EDWARD W. BARNHOLT	Chairman of the Board and Director	August 5, 2021
Edward W. Barnholt

/s/ ROBERT M. CALDERONI	Director	August 5, 2021
Robert M. Calderoni

/s/ JENEANNE HANLEY	Director	August 5, 2021
Jeneanne Hanley

/s/ EMIKO HIGASHI	Director	August 5, 2021
Emiko Higashi

/s/ KEVIN J. KENNEDY	Director	August 5, 2021
Kevin J. Kennedy

Director
Gary B. Moore

/s/ MARIE MYERS	Director	August 5, 2021
Marie Myers

/s/ KIRAN M. PATEL	Director	August 5, 2021
Kiran M. Patel

/s/ VICTOR PENG	Director	August 6, 2021
Victor Peng

/s/ ROBERT A. RANGO	Director	August 5, 2021
Robert A. Rango