Form 10-Q
period 2021-09-30
KLA CORP
filed 2021-10-28
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
The Nasdaq Global Select Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of October 18, 2021, there were 151,622,165 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
KLA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,509,564	$1,434,610
Marketable securities	1,115,249	1,059,912
Accounts receivable, net	1,463,974	1,305,479
Inventories	1,715,339	1,575,380
Other current assets	340,546	320,867
Total current assets	6,144,672	5,696,248
Land, property and equipment, net	698,547	663,027
Goodwill	2,041,338	2,011,172
Deferred income taxes	665,672	270,461
Purchased intangible assets, net	1,157,535	1,185,311
Other non-current assets	438,713	444,905
Total assets	$11,146,477	$10,271,124
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$380,827	$342,083
Deferred system revenue	319,846	295,192
Deferred service revenue	286,741	284,936
Short-term debt	20,000	20,000
Other current liabilities	1,515,596	1,161,016
Total current liabilities	2,523,010	2,103,227
Non-current liabilities:
Long-term debt	3,423,436	3,422,767
Deferred tax liabilities	625,540	650,623
Deferred service revenue	94,824	87,575
Other non-current liabilities	620,581	631,290
Total liabilities	7,287,391	6,895,482
Commitments and contingencies (Notes 9, 14 and 15)
Stockholders’ equity:
Common stock and capital in excess of par value	2,137,706	2,175,988
Retained earnings	1,801,268	1,277,123
Accumulated other comprehensive income (loss)	(78,044)	(75,557)
Total KLA stockholders’ equity	3,860,930	3,377,554
Non-controlling interest in consolidated subsidiaries	(1,844)	(1,912)
Total stockholders’ equity	3,859,086	3,375,642
Total liabilities and stockholders’ equity	$11,146,477	$10,271,124
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
(In thousands, except per share amounts)	2021	2020
Revenues:
Product	$1,629,888	$1,145,495
Service	453,950	393,125
Total revenues	2,083,838	1,538,620
Costs and expenses:
Costs of revenues	813,624	620,562
Research and development	258,153	219,038
Selling, general and administrative	193,261	172,631
Interest expense	38,312	39,386
Other expense (income), net	14,140	3,197
Income before income taxes	766,348	483,806
Provision (benefit) for income taxes	(302,137)	63,664
Net income	1,068,485	420,142
Less: Net income (loss) attributable to non-controlling interest	68	(425)
Net income attributable to KLA	$1,068,417	$420,567
Net income per share attributable to KLA
Basic	$7.01	$2.71
Diluted	$6.96	$2.69
Weighted-average number of shares:
Basic	152,330	155,281
Diluted	153,410	156,442
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,
(In thousands)	2021	2020
Net income	$1,068,485	$420,142
Other comprehensive income (loss):
Currency translation adjustments:
Cumulative currency translation adjustments	(2,755)	5,440
Income tax (provision) benefit	317	(403)
Net change related to currency translation adjustments	(2,438)	5,037
Cash flow hedges:
Net unrealized gains (losses) arising during the period	852	(918)
Reclassification adjustments for net (gains) losses included in net income	(1,218)	(54)
Income tax (provision) benefit	(61)	208
Net change related to cash flow hedges	(427)	(764)
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	628	(3,119)
Available-for-sale securities:
Net unrealized gains (losses) arising during the period	(317)	(951)
Reclassification adjustments for net (gains) losses included in net income	(1)	(101)
Income tax benefit	68	226
Net change related to available-for-sale securities	(250)	(826)
Other comprehensive income (loss)	(2,487)	328
Less: Comprehensive income (loss) attributable to non-controlling interest	68	(425)
Total comprehensive income attributable to KLA	$1,065,930	$420,895
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholders’ Equity	Non- Controlling Interest	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2021	152,776	$2,175,988	$1,277,123	$(75,557)	$3,377,554	$(1,912)	$3,375,642
Net income attributable to KLA	—	—	1,068,417	—	1,068,417	—	1,068,417
Net loss attributable to non-controlling interest	—	—	—	—	—	68	68
Other comprehensive income	—	—	—	(2,487)	(2,487)	—	(2,487)
Net issuance under employee stock plans	160	(46,532)	—	—	(46,532)	—	(46,532)
Repurchase of common stock	(1,190)	(16,966)	(382,711)	—	(399,677)	—	(399,677)
Cash dividends ($1.05 per share) and dividend equivalents declared	—	—	(161,561)	—	(161,561)	—	(161,561)
Stock-based compensation expense	—	25,216	—	—	25,216		25,216
Balances as of September 30, 2021	151,746	$2,137,706	$1,801,268	$(78,044)	$3,860,930	$(1,844)	$3,859,086

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholders’ Equity	Non- Controlling Interest	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2020	155,461	$2,090,268	$654,930	$(79,774)	$2,665,424	$15,586	$2,681,010
Adoption of ASC 326	—	—	(5,530)	—	(5,530)	—	(5,530)
Net income attributable to KLA	—	—	420,567	—	420,567	—	420,567
Net loss attributable to non-controlling interest	—	—	—	—	—	(425)	(425)
Other comprehensive income	—	—	—	328	328	—	328
Net issuance under employee stock plans	172	(25,145)	—	—	(25,145)	—	(25,145)
Repurchase of common stock	(1,027)	(19,400)	(174,497)	—	(193,897)	—	(193,897)
Cash dividends ($0.90 per share) and dividend equivalents declared	—	—	(141,555)	—	(141,555)	—	(141,555)
Stock-based compensation expense	—	26,992	—	—	26,992	—	26,992
Balances as of September 30, 2020	154,606	$2,072,715	$753,915	$(79,446)	$2,747,184	$15,161	$2,762,345
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$1,068,485	$420,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,824	80,066
Unrealized foreign exchange (gain) loss and other	15,639	(12,907)
Asset impairment charges	5,962	865
Stock-based compensation expense	25,216	26,992
Deferred income taxes	(427,970)	(14,967)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	(180,354)	73,000
Inventories	(138,189)	(85,991)
Other assets	4,673	20,070
Accounts payable	41,868	(9,822)
Deferred system revenue	33,469	(82,633)
Deferred service revenue	4,912	(3,646)
Other liabilities	325,262	101,002
Net cash provided by operating activities	863,797	512,171
Cash flows from investing activities:
Proceeds from sale of assets	—	1,114
Business acquisitions, net of cash acquired	(37,986)	—
Capital expenditures	(68,955)	(55,925)
Purchases of available-for-sale securities	(264,000)	(231,821)
Proceeds from sale of available-for-sale securities	14,954	53,249
Proceeds from maturity of available-for-sale securities	178,414	95,835
Purchases of trading securities	(22,896)	(18,630)
Proceeds from sale of trading securities	25,163	21,244
Proceeds from other investments	—	614
Net cash used in investing activities	(175,306)	(134,320)
Cash flows from financing activities:
Proceeds from revolving credit facility	300,000	—
Repayment of debt	(300,000)	(50,000)
Common stock repurchases	(399,677)	(187,897)
Payment of dividends to stockholders	(162,821)	(141,164)
Tax withholding payments related to vested and released restricted stock units	(46,532)	(25,145)
Net cash used in financing activities	(609,030)	(404,206)
Effect of exchange rate changes on cash and cash equivalents	(4,507)	7,766
Net increase (decrease) in cash and cash equivalents	74,954	(18,589)
Cash and cash equivalents at beginning of period	1,434,610	1,234,409
Cash and cash equivalents at end of period	$1,509,564	$1,215,820
Supplemental cash flow disclosures:
Income taxes paid	$57,532	$54,185
Interest paid	$39,717	$40,071
Non-cash activities:
Contingent consideration (receivable) payable - financing activities	$12,810	$(2,987)
Dividends payable - financing activities	$1,783	$1,660
Unsettled common stock repurchase - financing activities	$5,999	$6,000
Accrued purchases of land, property and equipment - investing activities	$22,962	$23,388
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation. For purposes of this report, “KLA,” the “Company,” “we,” “our,” “us,” or similar references mean KLA Corporation and its majority-owned subsidiaries unless the context requires otherwise. The Condensed Consolidated Financial Statements have been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.
The unaudited interim Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of June 30, 2021 was derived from the Company’s audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 but does not include all disclosures required by GAAP for audited financial statements. The unaudited interim Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations, comprehensive income, stockholders’ equity and cash flows for the periods indicated. These Condensed Consolidated Financial Statements and notes, however, should be read in conjunction with Item 8 “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
The Condensed Consolidated Financial Statements include the accounts of KLA and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The results of operations for the three months ended September 30, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2022.
Management Estimates. The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets and liabilities (and related disclosure of contingent assets and liabilities) at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses for the reporting periods. Actual results could differ from those estimates.
Significant Accounting Policies. There have been no material changes to our significant accounting policies summarized in Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
Recent Accounting Pronouncements
The Company continues to monitor new accounting pronouncements issued by the Financial Accounting Board (“FASB”) and does not believe any accounting pronouncements issued through the date of this report will have an impact on the Company’s Condensed Consolidated Financial Statements.
Recently Adopted
In December 2019, the FASB issued an Accounting Standards Update (“ASU”) to simplify the accounting for income taxes in Accounting Standard Codification (“ASC”) 740, Income Taxes (“ASC 740”). This amendment removes certain exceptions and improves consistent application of accounting principles for certain areas in ASC 740. We adopted this update beginning in the first quarter of our fiscal year ending June 30, 2022 on a prospective basis and the adoption had no material impact on our Condensed Consolidated Financial Statements.
In August 2020, the FASB issued an ASU to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The standard eliminates beneficial conversion features and cash conversion models resulting in more convertible instruments being accounted for as a single unit; and modifies the guidance on the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. We adopted this update beginning in the first quarter of our fiscal year ending June 30, 2022 on a modified retrospective basis and the adoption had no material impact on our Condensed Consolidated Financial Statements.

NOTE 2 – REVENUE
Contract Balances
The following table represents the opening and closing balances of accounts receivable, net, contract assets and contract liabilities as of the indicated dates.

	As of	As of
(Dollar amounts in thousands)	September 30, 2021	June 30, 2021	$ Change	% Change
Accounts receivable, net	$1,463,974	$1,305,479	$158,495	12%
Contract assets	$94,877	$91,052	$3,825	4%
Contract liabilities	$701,411	$667,703	$33,708	5%
Our payment terms and conditions vary by contract type, although the terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of product shipment, with the remainder payable within 30 days of acceptance.
The change in contract assets during the three months ended September 30, 2021 was mainly due to $37.8 million of contract assets reclassified to net accounts receivable as our right to consideration for these contract assets became unconditional, partially offset by $41.6 million of revenue recognized for which the payment is subject to conditions other than passage of time. Contract assets are included in Other current assets on our Condensed Consolidated Balance Sheets.
The change in contract liabilities during the three months ended September 30, 2021 was mainly due to the recognition in revenue of $303.0 million that was included in contract liabilities as of July 1, 2021, partially offset by the value of products and services billed to customers for which control of the products and service has not transferred to the customers. The change in contract liabilities during the three months ended September 30, 2020 was mainly due to the recognition in revenue of $314.8 million that was included in contract liabilities as of July 1, 2020, partially offset by the value of products and services billed to customers for which control of the products and service has not transferred to the customers. Contract liabilities are included in current and non-current liabilities on our Condensed Consolidated Balance Sheets.

Remaining Performance Obligations
As of September 30, 2021, we had $6.25 billion of remaining performance obligations, which represents our obligation to deliver products and services, and consists primarily of sales orders where written customer requests have been received. We expect to recognize approximately 5% to 15% of these performance obligations as revenue beyond the next 12 months, which percentages could increase as a result of capacity and supply chain constraints, customer pushouts or cancellations, or other factors resulting in product shipment or installation delays.
Refer to Note 18 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements for information related to revenues by geographic region as well as significant product and service offerings.
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
The types of instruments valued based on quoted market prices in active markets include money market funds, certain U.S. Treasury securities, U.S. Government agency securities and equity securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
The types of instruments valued based on other observable inputs include corporate debt securities, sovereign securities, municipal securities, and certain U.S. Treasury securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
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
The fair values of deferred payments and contingent consideration payable, the majority of which were recorded in connection with business combinations, were classified as Level 3 and estimated using significant inputs that were not observable in the market. See Note 6 “Business Combinations” to our Condensed Consolidated Financial Statements for additional information.

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on our Condensed Consolidated Balance Sheets as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Little or No Market Activity Inputs
As of September 30, 2021 (In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds and other	$690,579	$690,579	$—	$—
Marketable securities:
Corporate debt securities	467,529	—	467,529	—
Municipal securities	70,892	—	70,892	—
Sovereign securities	5,049	—	5,049	—
U.S. Government agency securities	126,147	126,147	—	—
U.S. Treasury securities	247,764	241,815	5,949	—
Equity securities(1)	18,653	18,653	—	—
Total cash equivalents and marketable securities(2)	1,626,613	1,077,194	549,419	—
Other current assets:
Derivative assets	10,156	—	10,156	—
Other non-current assets:
Executive Deferred Savings Plan	262,042	199,933	62,109	—
Total financial assets(2)	$1,898,811	$1,277,127	$621,684	$—
Liabilities
Derivative liabilities	$(4,348)	$—	$(4,348)	$—
Deferred payments	(4,625)	—	—	(4,625)
Contingent consideration payable	(21,324)	—	—	(21,324)
Total financial liabilities	$(30,297)	$—	$(4,348)	$(25,949)
________________
(1) Transfer from Level 2 to Level 1 as the security-specific restriction expired during the three months ended September 30, 2021.
(2) Excludes cash of $747.6 million held in operating accounts and time deposits of $250.6 million (of which $71.3 million were cash equivalents) as of September 30, 2021.

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on our Condensed Consolidated Balance Sheets as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Little or No Market Activity Inputs
As of June 30, 2021 (In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds and other	$691,375	$691,375	$—	$—
Marketable securities:
Corporate debt securities	468,746	—	468,746	—
Municipal securities	70,228	—	70,228	—
Sovereign securities	3,052	—	3,052	—
U.S. Government agency securities	145,921	145,921	—	—
U.S. Treasury securities	233,064	205,055	28,009	—
Equity securities	29,930	—	29,930	—
Total cash equivalents and marketable securities(1)	1,642,316	1,042,351	599,965	—
Other current assets:
Derivative assets	8,252	—	8,252	—
Other non-current assets:
Executive Deferred Savings Plan	266,199	200,925	65,274	—
Total financial assets(1)	$1,916,767	$1,243,276	$673,491	$—
Liabilities
Derivative liabilities	$(2,807)	$—	$(2,807)	$—
Deferred payments	(4,550)	—	—	(4,550)
Contingent consideration payable	(8,514)	—	—	(8,514)
Total financial liabilities	$(15,871)	$—	$(2,807)	$(13,064)
________________
(1) Excludes cash of $641.6 million held in operating accounts and time deposits of $210.6 million (of which $101.7 million were cash equivalents) as of June 30, 2021.
Besides the transfer listed above, there were no other transfers between Level 1, Level 2 and Level 3 fair value measurements during the three months ended September 30, 2021.
See Note 8 “Debt” to our Condensed Consolidated Financial Statements for disclosure of the fair value of our Senior Notes.

NOTE 4 – FINANCIAL STATEMENT COMPONENTS
Condensed Consolidated Balance Sheets

	As of	As of
(In thousands)	September 30, 2021	June 30, 2021
Accounts receivable, net:
Accounts receivable, gross	$1,481,868	$1,323,515
Allowance for credit losses	(17,894)	(18,036)
	$1,463,974	$1,305,479
Inventories:
Customer service parts	$348,913	$349,743
Raw materials	696,314	595,151
Work-in-process	426,855	453,432
Finished goods	243,257	177,054
	$1,715,339	$1,575,380
Other current assets:
Prepaid expenses	$112,592	$76,649
Contract assets	94,877	91,052
Deferred costs of revenues	69,865	59,953
Prepaid income and other taxes	23,893	68,847
Other current assets	39,319	24,366
	$340,546	$320,867
Land, property and equipment, net:
Land	$67,862	$67,862
Buildings and leasehold improvements	463,865	458,605
Machinery and equipment	745,877	743,710
Office furniture and fixtures	32,029	32,856
Construction-in-process	215,038	182,320
	1,524,671	1,485,353
Less: accumulated depreciation	(826,124)	(822,326)
	$698,547	$663,027
Other non-current assets:
Executive Deferred Savings Plan(1)	$262,041	$266,199
Operating lease right of use assets	99,616	102,883
Other non-current assets	77,056	75,823
	$438,713	$444,905
Other current liabilities:
Customer credits and advances	$421,928	$250,784
Compensation and benefits	421,677	305,445
Executive Deferred Savings Plan	264,740	268,028
Other accrued expenses	177,045	180,982
Income taxes payable	162,494	87,320
Interest payable	34,766	36,135
Operating lease liabilities	32,946	32,322
	$1,515,596	$1,161,016
Other non-current liabilities:
Income taxes payable	$314,623	$333,866
Pension liabilities	86,817	87,602
Operating lease liabilities	65,940	70,739
Other non-current liabilities	153,201	139,083
	$620,581	$631,290

________________
(1)We have a non-qualified deferred compensation plan (known as “Executive Deferred Savings Plan” or “EDSP”) under which certain employees and non-employee directors may defer a portion of their compensation. The expense (benefit) associated with changes in the EDSP liability included in selling, general and administrative expense was $(1.0) million and $13.2 million during the three months ended September 30, 2021 and 2020, respectively. The amount of net gains (losses) associated with changes in the EDSP assets included in selling, general and administrative expense was $(1.1) million and $13.3 million during the three months ended September 30, 2021 and 2020, respectively. For additional details, refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
Accumulated Other Comprehensive Income (Loss)
The components of AOCI as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of September 30, 2021	$(35,001)	$345	$(20,519)	$(22,869)	$(78,044)

Balance as of June 30, 2021	$(32,563)	$595	$(20,092)	$(23,497)	$(75,557)
The effects on net income (loss) of amounts reclassified from AOCI to the Condensed Consolidated Statements of Operations for the indicated period were as follows (in thousands):

AOCI Components	Location in the Condensed Consolidated Statements of Operations	Three Months Ended September 30,
		2021	2020
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$1,729	$(217)
	Costs of revenues and operating expenses	(232)	550
	Interest expense	(279)	(279)
	Net gains (losses) reclassified from AOCI	$1,218	$54
Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$1	$101

The amounts reclassified out of AOCI related to our defined benefit pension plans that were recognized as a component of net periodic cost for the three months ended September 30, 2021 and 2020 were $0.4 million and $0.3 million, respectively. For additional details, refer to Note 13 “Employee Benefit Plans” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

NOTE 5 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of September 30, 2021 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$467,126	$516	$(113)	$467,529
Money market funds and other	690,579	—	—	690,579
Municipal securities	70,830	83	(21)	70,892
Sovereign securities	5,044	7	(2)	5,049
U.S. Government agency securities	126,088	103	(44)	126,147
U.S. Treasury securities	247,853	30	(119)	247,764
Equity securities(1)	3,211	15,442	—	18,653
Subtotal	1,610,731	16,181	(299)	1,626,613
Add: Time deposits(2)	250,553	—	—	250,553
Less: Cash equivalents	761,917	—	—	761,917
Marketable securities	$1,099,367	$16,181	$(299)	$1,115,249

As of June 30, 2021 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$468,192	$689	$(135)	$468,746
Money market funds and other	691,375	—	—	691,375
Municipal securities	70,155	106	(33)	70,228
Sovereign securities	3,045	7	—	3,052
U.S. Government agency securities	145,810	160	(49)	145,921
U.S. Treasury securities	233,052	129	(117)	233,064
Equity securities(1)	3,211	26,719	—	29,930
Subtotal	1,614,840	27,810	(334)	1,642,316
Add: Time deposits(2)	210,636	—	—	210,636
Less: Cash equivalents	793,040	—	—	793,040
Marketable securities	$1,032,436	$27,810	$(334)	$1,059,912
________________
(1) Unrealized gains on equity securities included in our portfolio consist of the initial fair value adjustment recorded upon a security becoming marketable.
(2) Time deposits excluded from fair value measurements.
Our investment portfolio consists of both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of our unrealized losses are due to changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all of these investments upon maturity. As of September 30, 2021, we had 197 investments in an unrealized loss position. The following table summarizes the fair value and gross unrealized losses of our investments that were in an unrealized loss position as of the date indicated below, none of which were in a continuous loss position for 12 months or more:

As of September 30, 2021 (In thousands)	Fair Value	Gross Unrealized Losses
Corporate debt securities	$142,915	$(113)
Sovereign securities	2,002	(2)
Municipal securities	16,727	(21)
U.S. Government agency securities	37,410	(44)
U.S. Treasury securities	172,839	(119)
Total	$371,893	$(299)

As of June 30, 2021 (In thousands)	Fair Value	Gross Unrealized Losses
Corporate debt securities	$161,012	$(135)
Municipal securities	21,605	(33)
U.S. Government agency securities	38,904	(49)
U.S. Treasury securities	117,761	(117)
Total	$339,282	$(334)
The contractual maturities of securities classified as available-for-sale, regardless of their classification on our Condensed Consolidated Balance Sheets, as of the date indicated below were as follows:

As of September 30, 2021 (In thousands)	Amortized Cost	Fair Value
Due within one year	$547,941	$563,772
Due after one year through three years	551,426	551,477
Total	$1,099,367	$1,115,249
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities for the three months ended September 30, 2021 and 2020 were immaterial.
NOTE 6 - BUSINESS COMBINATIONS
On September 17, 2021, we signed a purchase agreement to acquire the outstanding shares of a privately held company for $460.0 million plus closing cash, less closing debt and certain other expenses. The purpose of the proposed acquisition is to expand our products and service offerings.
On July 1, 2021, we acquired the outstanding shares of Anchor Semiconductor Inc., a privately-held company, primarily to expand our products and services offerings, for a total purchase consideration of $80.3 million, including the fair value of the promise to pay an additional consideration up to $35.0 million contingent on the achievement of certain revenue milestones. As of September 30, 2021, the estimated fair value of the additional consideration was $12.8 million, which was classified as a non-current liability on the Condensed Consolidated Balance Sheets. The total purchase consideration was allocated as follows: $31.7 million to identifiable intangible assets, $26.4 million to net tangible assets, $8.0 million to deferred tax liabilities, and $30.2 million to goodwill. The total purchase consideration is preliminary, and as additional information becomes available, we may further revise it during the remainder of the measurement period, which will not exceed 12 months from the closing of the acquisition. The $30.2 million of goodwill was assigned to the Wafer Inspection and Patterning reporting unit, and the amount recognized was not deductible for tax purposes.
We have included the financial results of the acquisition completed during the first quarter of the fiscal year 2022 in our Condensed Consolidated Financial Statements from the date of acquisition. These results were not material to our Condensed Consolidated Financial Statements.
As of September 30, 2021, we have $21.3 million of contingent consideration recorded for this acquisition and other acquisitions from the fiscal year ended June 30, 2019, of which $1.5 million is classified as a current liability and $19.8 million as a non-current liability on the Condensed Consolidated Balance Sheet.
For additional details, please refer to Note 6 “Business Combinations” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

NOTE 7 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the current and prior quarters’ business combinations. We have four reportable segments and six operating segments. The operating segments are determined to be the same as reporting units. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements. The following table presents changes in goodwill carrying value during the three months ended September 30, 2021(1):

(In thousands)	Wafer Inspection and Patterning	Global Service and Support (“GSS”)	Specialty Semiconductor Process	PCB and Display	Component Inspection	Total
Balance as of June 30, 2021	$416,860	$25,908	$681,858	$872,971	$13,575	$2,011,172
Acquired goodwill	30,164	—	—	—	—	30,164
Foreign currency adjustments	2	—	—	—	—	2
Balance as of September 30, 2021	$447,026	$25,908	$681,858	$872,971	$13,575	$2,041,338
_________________
(1)No goodwill was assigned to the Other reporting unit and, accordingly, it was excluded from the table above.
Goodwill is not subject to amortization but is tested for impairment annually during the third fiscal quarter, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
As of September 30, 2021, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the annual assessment performed in the third quarter of the fiscal year ended June 30, 2021. There was no goodwill impairment as a result of that assessment. For additional details, refer to Note 7 “Goodwill and Purchased Intangible Assets” to our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of September 30, 2021			As of June 30, 2021
Category	Range of Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-8	$1,400,191	$540,125	$860,066	$1,382,612	$499,219	$883,393
Customer relationships	4-9	313,317	139,919	173,398	305,817	131,386	174,431
Trade name / Trademark	4-7	117,983	57,100	60,883	117,383	53,493	63,890
Backlog and other	<1-9	51,836	50,242	1,594	50,403	49,962	441
Intangible assets subject to amortization		1,883,327	787,386	1,095,941	1,856,215	734,060	1,122,155
In-process research and development		67,656	6,062	61,594	63,256	100	63,156
Total		$1,950,983	$793,448	$1,157,535	$1,919,471	$734,160	$1,185,311

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
As of September 30, 2021, there were no impairment indicators for purchased intangible assets.

Amortization expense for purchased intangible assets for the periods indicated below was as follows:

	Three Months Ended September 30,
(In thousands)	2021	2020
Amortization expense - Costs of revenues	$41,124	$37,040
Amortization expense - Selling, general and administrative	12,389	13,429
Amortization expense - Research and development	31	31
Total	$53,544	$50,500
Based on the purchased intangible assets gross carrying amount recorded as of September 30, 2021, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2022 (remaining nine months)	$160,633
2023	212,609
2024	209,615
2025	197,396
2026	182,071
2027 and thereafter	133,617
Total	$1,095,941
NOTE 8 – DEBT
The following table summarizes our debt as of September 30, 2021 and June 30, 2021:

	As of September 30, 2021		As of June 30, 2021
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 4.650% Senior Notes due on November 1, 2024	$1,250,000	4.682%	$1,250,000	4.682%
Fixed-rate 5.650% Senior Notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Fixed-rate 4.100% Senior Notes due on March 15, 2029	800,000	4.159%	800,000	4.159%
Fixed-rate 5.000% Senior Notes due on March 15, 2049	400,000	5.047%	400,000	5.047%
Fixed-rate 3.300% Senior Notes due on March 1, 2050	750,000	3.302%	750,000	3.302%
Fixed-rate 3.590% Note Payable due on February 20, 2022	20,000	2.300%	20,000	2.300%
Total	3,470,000		3,470,000
Unamortized discount/premium, net	(7,023)		(7,168)
Unamortized debt issuance costs	(19,541)		(20,065)
Total	$3,443,436		$3,442,767
Reported as:
Short-term debt	$20,000		$20,000
Long-term debt	3,423,436		3,422,767
Total	$3,443,436		$3,442,767
As of September 30, 2021, future minimum principal payments for our debt are as follows: $20.0 million in fiscal year 2022, $1.25 billion in fiscal year 2025 and $2.20 billion after fiscal year 2026.
Senior Notes and Debt Redemption:
In February 2020, we issued $750.0 million aggregate principal amount of senior, unsecured long-term notes (the “2020 Senior Notes”). In March 2019 and November 2014, we issued $1.20 billion (the “2019 Senior Notes”) and $2.50 billion (the “2014 Senior Notes,” and, together with the 2019 Senior Notes and the 2020 Senior Notes, the “Senior Notes”), respectively, aggregate principal amount of senior, unsecured long-term notes. In each of the second quarters of fiscal 2018 and 2020, we repaid $250.0 million of the 2014 Senior Notes and in the third quarter of fiscal 2020 we repaid another $500.0 million of the 2014 Senior Notes using the proceeds from the issuance of the 2020 Senior Notes, bringing the outstanding aggregate principal amount of the 2014 Senior Notes to $1.50 billion as of September 30, 2021.
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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of September 30, 2021 and June 30, 2021 was $3.95 billion and $3.98 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of September 30, 2021, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility:
We have in place a Credit Agreement (the “Credit Agreement”) providing for a $1.00 billion unsecured Revolving Credit Facility (the "Revolving Credit Facility") with a maturity date of November 30, 2023. During the first quarter of the fiscal year ending June 30, 2022, we borrowed $300.0 million from the Revolving Credit Facility, which was paid in full in the same quarter. As of September 30, 2021, we had no outstanding borrowings under the Revolving Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the maturity date, at which time such Revolving Credit Facility will terminate, and all outstanding loans under such facility, together with all accrued and unpaid interest, must be repaid. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility will bear interest, at our option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to 175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to our credit rating. As of September 30, 2021, we elected to pay interest on the borrowed amount under the Revolving Credit Facility at LIBOR plus a spread of 100 bps, and we pay an annual commitment fee of 10 bps on the daily undrawn balance of the Revolving Credit Facility.
The Revolving Credit Facility requires us to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, we are required to maintain the maximum leverage ratio as described in the Credit Agreement, on a quarterly basis of 3.00 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of September 30, 2021, our maximum allowed leverage ratio was 3.00 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of September 30, 2021.
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

For additional details, refer to Note 8 “Debt” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
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
Lease expense was $9.1 million and $9.6 million for the three months ended September 30, 2021 and 2020, respectively. Expense related to short-term leases, which are not recorded on the Condensed Consolidated Balance Sheets, was not material for the three months ended September 30, 2021 and 2020. As of September 30, 2021 and June 30, 2021, the weighted-average remaining lease term was 4.4 years and 4.6 years, respectively, and the weighted-average discount rate for operating leases was 1.60% and 1.64%, respectively.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30,
In thousands	2021	2020
Operating cash outflows from operating leases	$9,485	$9,370
Right of use assets obtained in exchange for new operating lease liabilities	$5,955	$6,844
Maturities of lease liabilities as of September 30, 2021 were as follows:

Fiscal Year Ending June 30:	(In thousands)
2022 (remaining nine months)	$26,328
2023	26,059
2024	16,672
2025	12,161
2026	9,156
2027 and thereafter	12,644
Total lease payments	103,020
Less imputed interest	(4,134)
Total	$98,886
As of September 30, 2021, we did not have any material leases that had not yet commenced.
NOTE 10 – EQUITY, LONG-TERM INCENTIVE COMPENSATION PLANS AND NON-CONTROLLING INTEREST
Equity Incentive Program
As of September 30, 2021, 9.9 million shares remained available for issuance under our 2004 Equity Incentive Plan (the “2004 Plan”). For details of the 2004 Plan refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
Assumed Equity Plans
As part of the acquisition of Orbotech Ltd. (“Orbotech”) in February 2019, we assumed outstanding equity incentive awards under the following Orbotech equity incentive plans: (i) Equity Remuneration Plan for Key Employees of Orbotech and

its Affiliates and Subsidiaries (as Amended and Restated in 2005), (ii) 2010 Equity-Based Incentive Plan, and (iii) 2015 Equity-Based Incentive Plan (the “Assumed Equity Plans”).
As of September 30, 2021, there were 74,535 shares of our common stock underlying the outstanding Assumed restricted stock units (“RSUs”) under the Assumed Equity Plans. For details on the Assumed Equity Plans refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
Equity Incentive Plans - General Information
The following table summarizes the combined activity under our equity incentive plans:

(In thousands)	Available For Grant(1) (2)
Balance as of June 30, 2021	10,253
RSUs granted(3)	(436)
RSUs granted adjustment(4)	39
RSUs canceled	28
Balance as of September 30, 2021	9,884
__________________
(1)The number of RSUs reflects the application of the award multiplier of 2.0x to calculate the impact of the award on the shares reserved under the 2004 Plan.
(2)No additional stock options, RSUs or other awards will be granted under the Assumed Equity Plans.
(3)Includes RSUs granted to senior management during the three months ended September 30, 2021 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such RSUs that are deemed to have been earned) (“performance-based RSUs”). This line item includes all such performance-based RSUs granted during the three months ended September 30, 2021 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.2 million shares for the three months ended September 30, 2021 reflects the application of the multiplier described above).
(4)Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the three months ended September 30, 2021.
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
The following table shows stock-based compensation expense for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2021	2020
Stock-based compensation expense by:
Costs of revenues	$3,838	$3,667
Research and development	4,694	5,471
Selling, general and administrative	16,684	17,854
Total stock-based compensation expense	$25,216	$26,992
Stock-based compensation capitalized as inventory as of September 30, 2021 and June 30, 2021 was $7.1 million and $8.0 million, respectively.

Restricted Stock Units
The following table shows the activity and weighted-average grant date fair values for RSUs during the three months ended September 30, 2021:

	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding RSUs as of June 30, 2021(2)	1,710	$133.76
Granted(3)	218	$353.71
Granted adjustments	(19)	$118.47
Vested and released	(160)	$125.29
Withheld for taxes	(133)	$125.29
Forfeited	(16)	$105.45
Outstanding RSUs as of September 30, 2021(2)	1,600	$165.75
__________________
(1)Share numbers reflect actual shares subject to awarded RSUs.
(2)Includes performance-based RSUs.
(3)This line item includes performance-based RSUs granted during the three months ended September 30, 2021 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.1 million shares for the three months ended September 30, 2021).
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
The following table shows the weighted-average grant date fair value per unit for the RSUs granted, vested, and tax benefits realized by us in connection with vested and released RSUs for the indicated periods:

	Three Months Ended September 30,
(In thousands, except for weighted-average grant date fair value)	2021	2020
Weighted-average grant date fair value per unit	$353.71	$201.95
Grant date fair value of vested RSUs	$36,740	$27,302
Tax benefits realized by us in connection with vested and released RSUs	$9,008	$6,737
As of September 30, 2021, the unrecognized stock-based compensation expense balance related to RSUs was $194.2 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.5 years. The intrinsic value of outstanding RSUs as of September 30, 2021 was $535.1 million.
Cash-Based Long-Term Incentive Compensation
We have adopted a cash-based long-term incentive (“Cash LTI”) program (“Cash LTI Plan”) for many of our employees as part of our employee compensation program. Executives and non-employee members of the Board of Directors do not participate in the Cash LTI Plan. During the three months ended September 30, 2021 and 2020, we approved Cash LTI awards of $6.6 million and $3.5 million, respectively. Cash LTI awards issued to employees under the Cash LTI Plan will vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date. During the three months ended September 30, 2021 and 2020, we recognized $21.8 million and $19.4 million, respectively, in compensation expense under the Cash LTI Plan. As of September 30, 2021, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $203.9 million. For details, refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended September 30,
	2021	2020
Stock purchase plan:
Expected stock price volatility	34.9%	51.9%
Risk-free interest rate	0.1%	0.7%
Dividend yield	1.4%	1.9%
Expected life (in years)	0.5	0.5
The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three Months Ended September 30,
	2021	2020
Tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP	$967	$892
Weighted-average fair value per share based on Black-Scholes model	$71.82	$52.23
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which we estimate will be required to be issued under the ESPP during the forthcoming fiscal year. As of September 30, 2021, a total of 2.2 million shares were reserved and available for issuance under the ESPP.
Quarterly Cash Dividends
On September 1, 2021, we paid a quarterly cash dividend of $1.05 per share to stockholders of record as of the close of business on August 16, 2021. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended September 30, 2021 and 2020 was $162.8 million and $141.2 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of September 30, 2021 and June 30, 2021 was $9.1 million and $10.3 million, respectively. These amounts will be paid upon vesting of the underlying RSUs.
Non-Controlling Interest
We have consolidated the results of Orbograph Ltd. (“Orbograph”), in which we own approximately 94% of the outstanding equity interest. Orbograph is engaged in the development and marketing of character recognition solutions to banks, financial and other payment processing institutions and healthcare providers.
During the fourth quarter of fiscal 2020, we entered into an Asset Purchase Agreement to sell certain core assets of Orbotech LT Solar, LLC (“OLTS”), which was engaged in the research, development and marketing of products for the deposition of thin film coating of various materials on crystalline silicon photovoltaic wafers for solar energy panels through plasma-enhanced chemical vapor deposition. The sale was completed in the first quarter of fiscal 2021 and the proceeds were not material. We consolidate the results of OLTS, which is considered a non-strategic business, of which we own 97% of the outstanding equity interest as of September 30, 2021.
NOTE 11 – STOCK REPURCHASE PROGRAM
Our Board of Directors has authorized a program that permits us to repurchase our common stock. As of June 30, 2021, there was an aggregate of approximately $93 million remaining available for repurchase under previous authorizations, and on July 29, 2021, the Board of Directors authorized an additional $2.00 billion. The intent of this program is to offset the dilution from our equity incentive plans, shares issued in connection with purchases under our ESPP, as well as to return excess cash to our stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases were made in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder, such as Rule 10b-18 and, if pursuant to a written plan, Rule 10b5-1. This stock repurchase program has no expiration date and may be suspended at any time. As of September 30, 2021, an aggregate of $1.69 billion was available for repurchase under the stock repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three Months Ended September 30,
(In thousands)	2021	2020
Number of shares of common stock repurchased	1,190	1,027
Total cost of repurchases	$399,677	$193,897
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
The following table sets forth the computation of basic and diluted net income per share attributable to KLA:

(In thousands, except per share amounts)	Three Months Ended September 30,
	2021	2020
Numerator:
Net income attributable to KLA	$1,068,417	$420,567
Denominator:
Weighted-average shares - basic, excluding unvested restricted stock units	152,330	155,281
Effect of dilutive restricted stock units and options	1,080	1,161
Weighted-average shares - diluted	153,410	156,442
Basic net income per share attributable to KLA	$7.01	$2.71
Diluted net income per share attributable to KLA	$6.96	$2.69
Anti-dilutive securities excluded from the computation of diluted net income per share	135	169
NOTE 13 – INCOME TAXES
The following table provides details of income taxes:

	Three Months Ended September 30,
(Dollar amounts in thousands)	2021	2020
Income before income taxes	$766,348	$483,806
Provision (benefit) for income taxes	$(302,137)	$63,664
Effective tax rate	(39.4)%	13.2%

Our effective tax rate is lower than the U.S. federal statutory rate during the three months ended September 30, 2021 primarily due to a non-recurring tax benefit resulting from the intra-entity transfers of certain intellectual property rights (“IP rights”). During the three months ended September 30, 2021, we completed intra-entity transfers of IP rights to one of our Singapore subsidiaries in order to better align the ownership of these rights with how our business operates. The transfers did not result in taxable gains; however, our Singapore subsidiary recognized deferred tax assets for the book and tax basis difference of the eligible transferred IP rights. As a result of these transactions, we recorded deferred tax assets and related tax benefits of $395 million, based on the fair value of the eligible IP rights transferred in September 2021. The tax-deductible amortization related to the eligible transferred IP rights will be recognized over 15 years as allowed under Singapore tax law.
In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to U.S. federal income tax examinations for all years beginning from the fiscal year ended June 30, 2018 and are under United States income tax examination for the fiscal year ended June 30, 2018. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2017. We are also subject to examinations in other major foreign jurisdictions, including Singapore and Israel, for all years beginning from the calendar year ended December 31, 2012. We are under audit in Germany related to Orbotech for the calendar years ended December 31, 2013 to December 31, 2015.
It is possible that certain examinations may be concluded in the next 12 months. The timing and resolution of income tax examinations is uncertain. Given the uncertainty around the timing of the resolution of these ongoing examinations, we are unable to estimate the full range of possible adjustments to our unrecognized tax benefits within the next 12 months.
In May 2017, Orbotech received an assessment from the Israel Tax Authority (“ITA”) with respect to its fiscal years 2012 through 2014 (the “Assessment” and the “Audit Period,” respectively), for an aggregate amount of tax, after offsetting all net operating losses (“NOL”) available through the end of 2014, of approximately NIS 229 million (equivalent to approximately $66 million which includes related interest and linkage differentials to the Israeli consumer price index as of the date of the issuance of the Tax Decrees, as defined below).
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
In December 2020, Orbotech received an assessment from the ITA with respect to its fiscal years 2015 through 2018 (the “Second Assessment”) for an aggregate amount of tax, after offsetting all NOLs available through the end of 2018, of approximately NIS 227 million (equivalent to approximately $68 million which includes related interest and linkage differentials to the Israeli consumer price index as of the date of the issuance of the Second Assessment). We filed an objection to the Second Assessment with the ITA in March 2021. The objection moved the 2015-2018 audit to the second stage, in which the ITA will review the objections. We believe that our recorded unrecognized tax benefits are sufficient to cover the resolution of the Second Assessment.

NOTE 14 – LITIGATION AND OTHER LEGAL MATTERS
We are named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of our business. Actions filed against us include commercial, intellectual property, customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. In general, legal proceedings and claims, regardless of their merit, and associated internal investigations (especially those relating to intellectual property or confidential information disputes) are often expensive to prosecute, defend or conduct and may divert management’s attention and other Company resources. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome. We believe the amounts provided in our Condensed Consolidated Financial Statements are adequate in light of the probable and estimated liabilities. However, because such matters are subject to many uncertainties and the ultimate outcomes are not predictable, there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in our Condensed Consolidated Financial Statements or will not have a material adverse effect on our results of operations, financial condition or cash flows.
NOTE 15 – COMMITMENTS AND CONTINGENCIES
Factoring. We have agreements (referred to as “factoring agreements”) with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. We do not believe we are at risk for any material losses as a result of these agreements. In addition, we periodically sell certain letters of credit (“LC”), without recourse, received from customers in payment for goods and services.
The following table shows total receivables sold under factoring agreements and proceeds from sales of LC for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2021	2020
Receivables sold under factoring agreements	$67,118	$88,645
Proceeds from sales of LC	$21,673	$19,130
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
Purchase Commitments. We maintain commitments to purchase inventory from our suppliers as well as goods, services and other assets in the ordinary course of business. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our estimate of our significant purchase commitments primarily for material, services, supplies and asset purchases is approximately $1.9 billion as of September 30, 2021, which are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash LTI Plan. As of September 30, 2021, we have committed $245.7 million for future payment obligations under our Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three- or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date.
Guarantees and Contingencies. We maintain guarantee arrangements available through various financial institutions for up to $79.1 million, of which $66.5 million had been issued as of September 30, 2021, primarily to fund guarantees to customs authorities for value-added tax and other operating requirements of our subsidiaries in Europe, Israel and Asia.

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

In January 2020, we entered into a series of forward contracts (the “2020 Rate Lock Agreements”) with a notional amount of $350.0 million in aggregate to lock the benchmark interest rate on a portion of the 2020 Senior Notes. The 2020 Rate Lock Agreements were terminated on the date of the pricing of the 2020 Senior Notes and we recorded the fair value of $21.5 million as a loss within AOCI as of March 31, 2020, which is being amortized over the life of the debt. We entered into similar forward contracts in prior years to lock the benchmark interest rates prior to expected debt issuances, for which the original fair values of $13.6 million loss in fiscal 2019 and $7.5 million gain in fiscal 2015 were recognized in AOCI, and are being amortized to interest expense over the lives of the associated debt. We recognized net expenses of $0.3 million and $0.3 million for the three months ended September 30, 2021, and 2020, respectively, for the amortization of the net of the three rate lock agreements that had been recognized in AOCI, which increased the interest expense on a net basis. As of September 30, 2021, the aggregate unamortized portion of the fair value of the forward contracts for the Rate Lock Agreements was $28.7 million.

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

	Three Months Ended September 30,
(In thousands)	2021	2020
Derivatives Designated as Cash Flow Hedging Instruments:
Foreign exchange contracts:
Amounts included in the assessment of effectiveness	$853	$(872)
Amounts excluded from the assessment of effectiveness	$(1)	$(46)
Derivatives Designated as Net Investment Hedging Instruments:
Foreign exchange contracts(1):	$650	$—
    __________________
(1)No amounts were reclassified from AOCI into earnings related to the sale of a subsidiary, as there were no such sales during the periods presented.

The locations and amounts of designated and non-designated derivatives’ gains and losses reported in the Condensed Consolidated Statements of Operations for the indicated periods were as follows:

	Three Months Ended September 30,				Three Months Ended September 30,
	2021				2020
(In thousands)	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$2,083,838	$1,265,038	$38,312	$14,140	$1,538,620	$1,012,231	$39,386	$3,197
Gains (losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from AOCI to earnings	$—	$—	$(279)	$—	$—	$—	$(279)	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from AOCI to earnings	$1,843	$(232)	$—	$—	$(90)	$550	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(114)	$—	$—	$657	$(127)	$—	$—	$—
Gains (losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$1,069	$—	$—	$—	$(5,598)

The U.S. dollar equivalent of all outstanding notional amounts of foreign currency hedge contracts, with maximum remaining maturities of approximately 7 months as of the dates indicated below were as follows:

	As of	As of
(In thousands)	September 30, 2021	June 30, 2021
Cash flow hedge contracts - foreign currency
Purchase	$11,456	$12,550
Sell	$129,603	$134,845
Net Investment hedge contracts - foreign currency
Sell	$66,848	$66,848
Other foreign currency hedge contracts
Purchase	$274,334	$264,292
Sell	$248,813	$278,635

The locations and fair value of our derivatives reported in our Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	As of	As of	Balance Sheet	As of	As of
	Location	September 30, 2021	June 30, 2021	Location	September 30, 2021	June 30, 2021
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$4,104	$3,940	Other current liabilities	$(346)	$272
Total derivatives designated as hedging instruments		4,104	3,940		(346)	272
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	6,052	4,312	Other current liabilities	(4,002)	2,535
Total derivatives not designated as hedging instruments		6,052	4,312		(4,002)	2,535
Total derivatives		$10,156	$8,252		$(4,348)	$2,807

The changes in AOCI, before taxes, related to derivatives for the indicated periods were as follows:

	Three Months Ended September 30,
(In thousands)	2021	2020
Beginning AOCI	$(25,830)	$(29,602)
Amount reclassified to earnings as net (gains) losses	(1,218)	(54)
Net change in unrealized gains (losses)	1,502	(918)
Ending AOCI	$(25,546)	$(30,574)
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

As of September 30, 2021				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$10,156	$—	$10,156	$(3,522)	$—	$6,634
Derivatives - Liabilities	$(4,348)	$—	$(4,348)	$3,522	$—	$(826)

As of June 30, 2021				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$8,252	$—	$8,252	$(2,492)	$—	$5,760
Derivatives - Liabilities	$(2,807)	$—	$(2,807)	$2,492	$—	$(315)

NOTE 17– RELATED PARTY TRANSACTIONS
During the three months ended September 30, 2021 and 2020, we purchased from, or sold to, several entities, where one or more of our executive officers or members of our Board of Directors or their immediate family members were, during the periods presented, an executive officer or a board member of a subsidiary, or in the case of The Vanguard Group, Inc., together with its affiliates, beneficially owns more than 10% of our outstanding stock, including Ansys, Inc., Citrix Systems, Inc., HP Inc., Keysight Technologies, Inc., and Proofpoint, Inc. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three Months Ended September 30,
(In thousands)	2021	2020
Total revenues	$79	$314
Total purchases	$359	$292
Our receivable balances from these parties were $1.1 million and $1.3 million as of September 30, 2021 and June 30, 2021, respectively. Our payable balances to these parties were immaterial as of September 30, 2021 and June 30, 2021.
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
We have four reportable segments: Semiconductor Process Control; Specialty Semiconductor Process; Printed Circuit Board (“PCB”), Display and Component Inspection; and Other. The reportable segments are determined based on several factors including, but not limited to, customer base, homogeneity of products, technology, delivery channels and similar economic characteristics.
Semiconductor Process Control
The Semiconductor Process Control (“SPC”) segment offers a comprehensive portfolio of inspection, metrology and data analytics products, and related service, which helps integrated circuit ("IC") manufacturers achieve target yield throughout the entire semiconductor fabrication process – from research and development to final volume production. Our differentiated products and services are designed to provide comprehensive solutions that help our customers accelerate development and production ramp cycles, achieve higher and more stable semiconductor die yields and improve their overall profitability. This reportable segment is comprised of two operating segments, Wafer Inspection and Patterning and GSS.
Specialty Semiconductor Process
The Specialty Semiconductor Manufacturing segment develops and sells advanced vacuum deposition and etching process tools, which are used by a broad range of specialty semiconductor customers, including manufacturers of microelectromechanical systems, radio frequency communication chips, and power semiconductors for automotive and industrial applications. This reportable segment is comprised of one operating segment.
PCB, Display and Component Inspection
The PCB, Display and Component Inspection segment enables electronic device manufacturers to inspect, test and measure PCBs, flat panel displays and ICs to verify their quality, pattern the desired electronic circuitry on the relevant substrate and perform three-dimensional shaping of metalized circuits on multiple surfaces. This segment also engages in the development and marketing of character recognition solutions to banks, financial and other payment processing institutions and healthcare providers. This reportable segment is comprised of two operating segments, PCB and Display and Component Inspection.
Other
The Other segment is comprised of one operating segment. During the fourth quarter of fiscal 2020, we entered into an Asset Purchase Agreement to sell certain core assets of our non-strategic solar energy business, which accounted for the majority of our Other reportable segment. The sale was completed in the first quarter of fiscal 2021.

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
The following is a summary of results for each of our four reportable segments for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2021	2020
SPC:
Revenues	$1,779,083	$1,267,954
Segment gross margin	1,161,929	814,810
Specialty Semiconductor Process:
Revenues	102,029	88,954
Segment gross margin	54,721	49,928
PCB, Display and Component Inspection:
Revenues	202,808	181,177
Segment gross margin	94,476	90,169
Other:
Revenues	—	140
Segment gross margin	—	13
Totals:
Revenues for reportable segments	$2,083,920	$1,538,225
Segment gross margin	$1,311,126	$954,920

The following table reconciles total revenues for reportable segments to total revenues for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2021	2020
Total revenues for reportable segments	$2,083,920	$1,538,225
Corporate allocations and effects of foreign exchange rates	(82)	395
Total revenues	$2,083,838	$1,538,620

The following table reconciles total segment gross margin to total income before income taxes for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2021	2020
Total segment gross margin	$1,311,126	$954,920
Acquisition-related charges, corporate allocations, and effects of foreign exchange rates(1)	40,912	36,862
Research and development	258,153	219,038
Selling, general and administrative	193,261	172,631
Interest expense	38,312	39,386
Other expense (income), net	14,140	3,197
Income before income taxes	$766,348	$483,806
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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended September 30,
	2021		2020
Revenues:
China	$685,156	33%	$486,089	32%
Taiwan	627,084	30%	369,100	24%
Korea	239,183	12%	189,518	12%
North America	177,740	9%	170,176	11%
Japan	175,167	8%	164,419	11%
Rest of Asia	92,068	4%	76,201	5%
Europe and Israel	87,440	4%	83,117	5%
Total	$2,083,838	100%	$1,538,620	100%
The following is a summary of revenues by major product categories for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended September 30,
	2021		2020
Revenues:
Wafer Inspection	$887,512	43%	$519,551	34%
Patterning	439,591	21%	370,932	24%
Specialty Semiconductor Process	93,120	4%	74,027	5%
PCB, Display and Component Inspection	137,887	7%	120,626	8%
Services	453,950	22%	393,125	26%
Other	71,778	3%	60,359	3%
Total	$2,083,838	100%	$1,538,620	100%
Wafer Inspection and Patterning products are offered in the SPC segment. Services are offered in multiple segments. Other includes primarily refurbished systems, remanufactured legacy systems, and enhancements and upgrades for previous-generation products which are part of the SPC segment.
In the three months ended September 30, 2021, one customer accounted for approximately 24% of total revenues. In the three months ended September 30, 2020, two customers accounted for approximately 14% and 12% of total revenues. One customer on an individual basis accounted for greater than 10% of net accounts receivable at September 30, 2021 and at June 30, 2021, respectively.
Land, property and equipment, net by geographic region as of the dates indicated below were as follows:

	As of	As of
(In thousands)	September 30, 2021	June 30, 2021
Land, property and equipment, net:
United States	$476,809	$447,359
Singapore	81,160	76,882
Israel	60,064	57,403
Europe	56,153	56,895
Rest of Asia	24,361	24,488
Total	$698,547	$663,027

NOTE 19 – RESTRUCTURING CHARGES
From time to time, management approves restructuring plans including workforce reductions in an effort to streamline operations.
Restructuring charges were $0.5 million and $3.5 million for the three months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and June 30, 2021, the accrual for restructuring charges was $3.4 million and $3.3 million, respectively.

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
Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to:
•The impact of the COVID-19 pandemic on the global economy and on our business, financial condition and results of operations, including the supply chain constraints we are experiencing as a result of the pandemic;
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
•Cybersecurity threats, cyber incidents affecting our and our customers, suppliers and other service providers’ systems and networks and our and their ability to access critical information systems for daily business operations;
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
For a more detailed discussion of these and other risk factors that might cause or contribute to differences from the forward looking statements in this report, see Part II, Item 1A, “Risk Factors” in this report as well as Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2021. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation and do not intend to update the forward-looking statements in this report after the date hereof.
EXECUTIVE SUMMARY
We are a leading supplier of process control and yield management solutions and services for the semiconductor and related electronics industries. Our broad portfolio of inspection and metrology products, and related service, software and other offerings, support R&D and manufacturing of integrated circuits (“IC”), wafers and reticles. Our products, services and expertise are used by our customers to measure, detect, analyze and resolve critical and nanometric level product defects, helping them to manage manufacturing process challenges and to obtain higher finish product yields at lower cost. We also offer advanced technology solutions to address various manufacturing needs of Printed Circuit Boards (“PCB”), Flat Panel Displays (“FPD”), Specialty Semiconductor Devices and other electronic components, including advanced packaging, light-emitting diodes (“LED”), power devices, compound semiconductors, and data storage, as well as general materials research.
The pervasive and increasing needs for semiconductors in many consumer and industrial products, the rapid proliferation of new applications for more advanced semiconductor devices, and the increasing complexity associated with leading edge semiconductor manufacturing drives demand for our process control and yield management solutions, and this demand is expected to continue for the foreseeable future. At the same time, technology is transforming how we live and work, and the data driven economy is fundamentally changing how businesses operate and deliver value. This digital transformation is enabling secular demand drivers such as High-Performance Computing (“HPC”), Artificial Intelligence, Machine Learning, and rapid growth in new automotive electronics and 5G communications markets. Each of these trends are driving investments and innovation in advanced Logic and Memory semiconductor devices, as well as new and increasingly more complex advanced packaging and PCB technologies. The favorable end market dynamics are driving our customers to make increased investments in our process control and yield management solutions as part of their overall capital investment plans. These trends also drive demand for our other products such as those used in the PCB, FPD and Specialty Semiconductor manufacturing, where the increase in technology complexity is expected to continue and further accelerate as more devices become interconnected and dependent on other electronic devices. As a result of these factors, we saw a general strengthening of demand for our products throughout fiscal 2021 and in the first quarter of fiscal 2022.
We are organized into four reportable segments. We manage our Specialty Semiconductor Process and PCB, Display and Component Inspection reporting segments as an Electronics, Packaging and Components (“EPC”) group.
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
China is emerging as a major region for manufacturing of logic and memory chips, adding to its role as the world’s largest consumer of ICs. Additionally, a significant portion of global FPD and PCB manufacturing has migrated to China. Government initiatives are propelling China to expand its domestic manufacturing capacity and attracting investment from semiconductor manufacturers from Taiwan, Korea, Japan and the United States. Although China is currently seen as an important long-term growth region for the semiconductor and electronics capital equipment sector, the United States Department of Commerce (“Commerce”) has added certain China-based entities to the U.S. Entity List, restricting our ability to provide products and services to such entities without a license. In addition, Commerce has imposed export licensing requirements on China-based customers engaged in military end uses, as well as requiring our customers to obtain an export license when they use certain semiconductor capital equipment based on U.S. technology to manufacture products connected to Huawei or its affiliates. While these rules have not significantly impacted our operations to-date, such actions by the U.S. government or another country could impact our ability to provide our products and services to existing and potential customers and adversely affect our business. For additional information regarding risks related to our international operations, see Part II, Item 1A, “Risk Factors” in this report.
The following table sets forth some of our key quarterly unaudited financial information:

(In thousands, except net income per share)	Three Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Total revenues	$2,083,838	$1,925,471	$1,803,773	$1,650,870	$1,538,620
Costs of revenues	$813,624	$772,241	$709,629	$669,733	$620,562
Gross margin	61%	60%	61%	59%	60%
Net income attributable to KLA(1)	$1,068,417	$632,978	$567,496	$457,251	$420,567
Diluted net income per share attributable to KLA(2)	$6.96	$4.10	$3.66	$2.94	$2.69
__________________
(1)Our net income attributable to KLA increased to $1,068.4 million in the three months ended September 30, 2021 compared to the three months ended September 30, 2020 primarily as a result of higher revenues as well as a decrease in tax expense of $394.5 million relating to a non-recurring tax benefit from intra-entity transfers of certain intellectual property rights to one of our Singapore subsidiaries in order to better align the ownership of these rights with how our business operates.
(2)Diluted net income per share is computed independently for each of the quarters presented based on the weighted-average fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly diluted net income per share information may not equal annual (or other multiple-quarter calculations of) diluted net income per share.
Impact of COVID-19
Events surrounding the ongoing COVID-19 pandemic had resulted in a reduction in economic activity across the globe in calendar year 2020 and 2021. Vaccinations and pandemic containment measures have now created an environment that is driving economic growth, even as the pace of economic recovery remains uneven in various geographies. The resumption of growth has caused us to experience new constraints in our supply chain. Supply chain lead times are extended and shortages have sometimes required us to plan further ahead and increase our purchase commitments to secure critical components on a timely basis. We continue to monitor our supply chain and work with our suppliers to identify and mitigate potential gaps to ensure continuity of supply.
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
Our efforts to respond to the pandemic have included health screenings, social distancing, employee separation protocols at our facilities, suspension of non-essential business travel and work from home to the extent possible. We are working with government authorities in the jurisdictions where we operate, and continuing to monitor our operations in an effort to ensure we follow government requirements, relevant regulations, industry standards, and best practices to help safeguard our team members, while safely continuing operations to the extent possible at our sites across the globe.
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
There have been no material changes in our critical accounting estimates and policies since our Annual Report on Form 10-K for the fiscal year ended June 30, 2021. Refer to Note 1 “Basis of Presentation” to our Condensed Consolidated Financial Statements for additional details. In addition, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2021 for a complete description of our critical accounting policies and estimates.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including those recently adopted and the expected dates of adoption as well as estimated effects, if any, on our Condensed Consolidated Financial Statements of those not yet adopted, see Note 1 “Basis of Presentation” to our Condensed Consolidated Financial Statements.
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

	Three Months Ended September 30,		Q1 FY22 vs. Q1 FY21
(Dollar amounts in thousands)	2021	2020
Revenues:
Product	$1,629,888	$1,145,495	$484,393	42%
Service	453,950	393,125	60,825	15%
Total revenues	$2,083,838	$1,538,620	$545,218	35%
Costs of revenues	$813,624	$620,562	$193,062	31%
Gross margin	61.0%	59.7%
Product revenues during the three months ended September 30, 2021 increased compared to the three months ended September 30, 2020, primarily due to strong demand for many of our products, especially our inspection and metrology portfolios, as well as an increase from continued growth in the advanced packaging, 5G infrastructure and automotive markets.
Service revenues during the three months ended September 30, 2021 increased compared to the three months ended September 30, 2020, primarily due to an increase in the number of systems installed at our customers’ sites.

Revenues by segment(1)

	Three Months Ended September 30,		Q1 FY22 vs. Q1 FY21
(Dollar amounts in thousands)	2021	2020
Revenues:
Semiconductor Process Control	$1,779,083	$1,267,954	$511,129	40%
Specialty Semiconductor Process	102,029	88,954	13,075	15%
PCB, Display and Component Inspection	202,808	181,177	21,631	12%
Other	—	140	(140)	(100)%
Total revenues for reportable segments	$2,083,920	$1,538,225	$545,695	35%
__________
(1)Segment revenues exclude corporate allocations and the effects of foreign currency exchange rates. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements.
Revenues from our Semiconductor Process Control segment during the three months ended September 30, 2021 increased compared to the three months ended September 30, 2020, primarily due to strong demand for many of our products especially from our inspection and metrology portfolios. Revenues in the Specialty Semiconductor Process and PCB, Display and Component Inspection segments during the three months ended September 30, 2021 increased compared to the three months ended September 30, 2020, primarily due to continued growth in advanced packaging, 5G infrastructure and automotive markets.
Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

	Three Months Ended September 30,
(Dollar amounts in thousands)	2021		2020
China	$685,156	33%	$486,089	32%
Taiwan	627,084	30%	369,100	24%
Korea	239,183	12%	189,518	12%
North America	177,740	9%	170,176	11%
Japan	175,167	8%	164,419	11%
Rest of Asia	92,068	4%	76,201	5%
Europe and Israel	87,440	4%	83,117	5%
Total	$2,083,838	100%	$1,538,620	100%
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

The following table summarizes the major factors that contributed to the changes in gross margin percentage:

Gross Margin Percentage
Three Months Ended
September 30, 2020	59.7%
Revenue volume of products and services	2.6%
Mix of products and services sold	(0.2)%
Manufacturing labor, overhead and efficiencies	(0.3)%
Other service and manufacturing costs	(0.8)%
September 30, 2021	61.0%
Changes in gross margin percentage, which are driven by the revenue volume of products and services, reflect our ability to leverage existing infrastructure to generate higher revenues. Revenue is also impacted by average customer pricing, customer revenue deferrals associated with volume purchase agreements, and the effect of fluctuations in foreign currency exchange rates. Changes in gross margin percentage from the mix of products and services sold reflect the impact of changes within the composition of product and service offerings. Changes in gross margin percentage from manufacturing labor, overhead and efficiencies reflect our ability to manage costs and drive productivity as we scale our manufacturing activity to respond to customer requirements, and amortization of intangible assets. Changes in gross margin percentage from other service and manufacturing costs include the impact of customer support costs, including the efficiencies with which we deliver services to our customers, and the effectiveness with which we manage our production plans and inventory risk.
The increase in our gross margin percentage during the comparative periods presented is primarily due to a higher revenue volume of products and services, partially offset by an increase in service and manufacturing costs.
Segment gross margin(1)

	Three Months Ended September 30,		Q1 FY22 vs. Q1 FY21
(Dollar amounts in thousands)	2021	2020
Segment gross margin:
Semiconductor Process Control	$1,161,929	$814,810	$347,119	43%
Specialty Semiconductor Process	54,721	49,928	4,793	10%
PCB, Display and Component Inspection	94,476	90,169	4,307	5%
Other	—	13	(13)	(100)%
	$1,311,126	$954,920	$356,206	37%
________________
(1)    Segment gross margin is calculated as segment revenues less segment costs of revenues and excludes corporate allocations, amortization of intangible assets, inventory fair value adjustments, acquisition related costs, and the effects of foreign currency exchange rates. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements.
Gross margin in the Semiconductor Process Control segment during the three months ended September 30, 2021 increased compared to the three months ended September 30, 2020, primarily due to a higher revenue volume of products and services sold, partially offset by an increase in other service and manufacturing costs. Gross margin in the Specialty Semiconductor Process and PCB, Display and Component Inspection segments during the three months ended September 30, 2021 increased compared to the three months ended September 30, 2020, primarily due to higher revenue volume, partially offset by a less favorable mix of products and services sold.
Research and Development (“R&D”)
R&D expenses may fluctuate with product development phases and project timing as well as our R&D efforts. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs and other expenses.

(Dollar amounts in thousands)	Three Months Ended September 30,		Q1 FY22 vs. Q1 FY21
	2021	2020
R&D expenses	$258,153	$219,038	$39,115	18%
R&D expenses as a percentage of total revenues	12%	14%
R&D expenses during the three months ended September 30, 2021 increased compared to the three months ended September 30, 2020, primarily due to an increase in employee-related expenses of $29.1 million as a result of additional engineering headcount, higher employee benefit costs and higher variable compensation, an in-process R&D write-off of $6.0M, and an increase in consulting costs of $5.2 million, partially offset by a decrease in engineering project material costs of $1.6 million.
Our future operating results will depend significantly on our ability to produce products and provide services that have a competitive advantage in our marketplace. To do this, we believe that we must continue to make substantial and focused investments in our R&D. We remain committed to product development in new and emerging technologies.
Selling, General and Administrative (“SG&A”)

	Three Months Ended September 30,		Q1 FY22 vs. Q1 FY21
(Dollar amounts in thousands)	2021	2020
SG&A expenses	$193,261	$172,631	$20,630	12%
SG&A expenses as a percentage of total revenues	9%	11%
SG&A expenses during the three months ended September 30, 2021 increased compared to the three months ended September 30, 2020, primarily due to an increase in employee-related expenses of $14.7 million as a result of additional headcount, higher employee benefit costs and higher variable compensation, and an increase in consulting costs of $4.8 million.
Restructuring Charges
Restructuring charges were $0.5 million and $3.5 million for the three months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the accrual for restructuring charges was $3.4 million.
For additional information refer to Note 19 “Restructuring Charges” to our Condensed Consolidated Financial Statements.
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

(Dollar amounts in thousands)	Three Months Ended September 30,		Q1 FY22 vs. Q1 FY21
	2021	2020
Interest expense	$38,312	$39,386	$(1,074)	(3)%
Other expense (income), net	14,140	3,197	10,943	342%
Interest expense as a percentage of total revenues	2%	3%
Other expense (income), net as a percentage of total revenues	< 1%	< 1%
Interest expense during the three months ended September 30, 2021 decreased compared to the three months ended September 30, 2020, primarily due to lower interest expense on our Revolving Credit Facility.
Other expense (income), net during the three months ended September 30, 2021 increased compared to the three months ended September 30, 2020, primarily due to a fair value loss of $11.3 million from an equity security.

Provision for Income Taxes
The following table provides details of income taxes:

	Three Months Ended September 30,
(Dollar amounts in thousands)	2021	2020
Income before income taxes	$766,348	$483,806
Provision (benefit) for income taxes	(302,137)	63,664
Effective tax rate	(39.4)%	13.2%
The effective tax rate during the three months ended September 30, 2021 was lower compared to the three months ended September 30, 2020 primarily due to the impact of the following items:
•Tax expense decreased by $394.5 million during the three months ended September 30, 2021 relating to a non-recurring tax benefit resulting from the intra-entity transfers of certain intellectual property rights (“IP rights”). During the three months ended September 30, 2021, we completed intra-entity transfers of IP rights to one of our Singapore subsidiaries in order to better align the ownership of these rights with how our business operates. The transfers did not result in taxable gains; however, our Singapore subsidiary recognized deferred tax assets for the book and tax basis difference of the eligible transferred IP rights; partially offset by
•Tax expense increased by $12.8 million during the three months ended September 30, 2021 relating to a decrease in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate.
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
In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to U.S. federal income tax examinations for all years beginning from the fiscal year ended June 30, 2018 and are under U.S. federal income tax examination for the fiscal year ended June 30, 2018. We are subject to U.S. state income tax examinations for all years beginning from the fiscal year ended June 30, 2017. We are also subject to examinations in other major foreign jurisdictions, including Singapore and Israel, for all years beginning from the calendar year ended December 31, 2012. We are under audit in Germany related to Orbotech Ltd (“Orbotech”) for the calendar years ended December 31, 2013 to December 31, 2015. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material adverse effect on our results of operations or cash flows in the period or periods for which that determination is made.
In May 2017, Orbotech received an assessment from the Israel Tax Authority (“ITA”) with respect to its fiscal years 2012 through 2014 (the “Assessment”) for an aggregate amount of tax, after offsetting all net operating losses (“NOL”) available through the end of 2014, of approximately NIS 229 million (equivalent to approximately $66 million which includes related interest and linkage differentials to the Israeli consumer price index as of the date of the issuance of the Tax Decrees, as defined below).
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
In December 2020, Orbotech received an assessment from the ITA with respect to its fiscal years 2015 through 2018 (the “Second Assessment”), for an aggregate amount of tax, after offsetting all NOLs available through the end of 2018, of approximately NIS 227 million (equivalent to approximately $68 million which includes related interest and linkage differentials to the Israeli consumer price index as of the date of the issuance of the Second Assessment). We filed an objection to the Second Assessment with the ITA in March 2021. The objection moved the 2015-2018 audit to the second stage, in which the ITA will review the objections. We believe that our recorded unrecognized tax benefits are sufficient to cover the resolution of the Second Assessment.
Liquidity and Capital Resources

	As of	As of
(Dollar amounts in thousands)	September 30, 2021	June 30, 2021
Cash and cash equivalents	$1,509,564	$1,434,610
Marketable securities	1,115,249	1,059,912
Total cash, cash equivalents and marketable securities	$2,624,813	$2,494,522
Percentage of total assets	24%	24%

	Three Months Ended September 30,
(In thousands)	2021	2020
Cash flows:
Net cash provided by operating activities	$863,797	$512,171
Net cash used in investing activities	(175,306)	(134,320)
Net cash used in financing activities	(609,030)	(404,206)
Effect of exchange rate changes on cash and cash equivalents	(4,507)	7,766
Net (decrease) increase in cash and cash equivalents	$74,954	$(18,589)
Cash and Cash Equivalents and Marketable Securities:
As of September 30, 2021, our cash, cash equivalents and marketable securities totaled $2.62 billion, which represents a increase of $130.3 million from June 30, 2021. The increase is due to net cash provided by operating activities of $863.8 million, partially offset by stock repurchases of $399.7 million, cash used for payment of dividends and dividend equivalents of $162.8 million, capital expenditures of $69.0 million, a net cash usage of $68.4 million related to purchases, sales and maturities of available-for-sale and trading securities, and $38.0 million in net cash paid for an acquisition.
As of September 30, 2021, $1.07 billion of our $2.62 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to indefinitely reinvest $715.8 million of the cash, cash equivalents and marketable securities held by our foreign subsidiaries for which we assert that earnings are permanently reinvested. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay state and foreign taxes of approximately 1% - 22% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued state and foreign tax on the remaining cash of $357.8 million of the $1.07 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.

Cash Dividends:
During the three months ended September 30, 2021, our Board of Directors declared a regular quarterly cash dividend of $1.05 per share on our outstanding common stock, which was paid on September 1, 2021 to our stockholders of record as of the close of business on August 16, 2021. During the same period in fiscal year ended June 30, 2021, our Board of Directors declared and paid a regular quarterly cash dividend of $0.90 per share on our outstanding common stock. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended September 30, 2021 and 2020 was $162.8 million and $141.2 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of September 30, 2021 and June 30, 2021 was $9.1 million and $10.3 million, respectively. These amounts will be paid upon vesting of the underlying unvested RSUs as described in Note 10 “Equity, Long-term Incentive Compensation Plans and Non-Controlling Interest” to our Condensed Consolidated Financial Statements.
Stock Repurchases:
The shares repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the three months ended September 30, 2021 and 2020. The stock repurchase program is intended, in part, to offset the dilution from our equity incentive plans, shares issued in connection with purchases under our ESPP, and the issuance of shares in the acquisition of Orbotech, as well as to return excess cash to our shareholders.
Cash Flows from Operating Activities:
We have historically financed our liquidity requirements through cash generated from our operations. Net cash provided by operating activities during the three months ended September 30, 2021 was $863.8 million compared to $512.2 million during the three months ended September 30, 2020. This increase of $351.6 million resulted primarily from the following:
•An increase in collections of approximately $575 million mainly driven by higher shipments and prepayments during the three months ended September 30, 2021;
•A decrease in other tax payments of approximately $10 million during the three months ended September 30, 2021; partially offset by
•An increase in accounts payable payments of approximately $183 million during the three months ended September 30, 2021; and
•An increase in employee related payments of approximately $45 million during the three months ended September 30, 2021.
Cash Flows used in Investing Activities:
Net cash used in investing activities during the three months ended September 30, 2021 was $175.3 million compared to $134.3 million during the three months ended September 30, 2020. This increase in cash used was mainly due to an increase in cash paid for business acquisition of $38.0 million and an increase in cash paid to purchase fixed assets of $13.0 million, partially offset be a decrease in net purchases of available for sale and trading securities of $11.8 million.
Cash Flows used in Financing Activities:
Net cash used in financing activities during the three months ended September 30, 2021 was $609.0 million compared to cash used in financing activities of $404.2 million during the three months ended September 30, 2020. This increase was mainly due to a increase in cash used for common stock repurchases of $211.8 million and an increase in cash paid for dividends and dividend equivalents of $43.0 million, partially offset by a decrease in net debt repayments of $50.0 million.
Senior Notes:
We have senior unsecured notes in the aggregate principal amount of $3.45 billion outstanding as of September 30, 2021. In February 2020, we issued $750.0 million (“2020 Senior Notes”) aggregate principal amount of senior, unsecured long-term notes under which the proceeds were used to redeem $500.0 million of Senior Notes due 2021, including associated redemption premiums, accrued interest and other fees and expenses, to repay borrowings of $200.0 million under the Revolving Credit Facility, and for other general corporate purposes. In March 2019 and November 2014, we issued $1.20 billion (the “2019 Senior Notes”) and $2.50 billion (the “2014 Senior Notes” and together with the 2019 Senior Notes and the 2020 Senior Notes, the “Senior Notes”), respectively, aggregate principal amount of senior, unsecured long-term notes. See Note 8 “Debt” to our Condensed Consolidated Financial Statements for additional discussion of existing debt. We may seek to refinance our existing debt and may incur additional indebtedness depending on our capital requirements and the availability of financing.

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
As of September 30, 2021, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility:
We have a Credit Agreement (the “Credit Agreement”) providing for a $1.00 billion unsecured Revolving Credit Facility (the “Revolving Credit Facility”), with a maturity date of November 30, 2023. During the first quarter of the fiscal year ending June 30, 2021, we made a principal payment of $50.0 million on the Revolving Credit Facility which brought the balance under the Revolving Credit Facility to zero. During the first quarter of the fiscal year ending June 30, 2022, we borrowed $300.0 million from the Revolving Credit Facility, which was paid in full in the same quarter. As of September 30, 2021, we had no outstanding borrowings under the Revolving Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the maturity date, at which time such Revolving Credit Facility will terminate, and all outstanding loans under such facility, together with all accrued and unpaid interest, must be repaid. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility will bear interest, at our option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to 175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to our credit rating. As of September 30, 2021, we elected to pay interest on the borrowed amount under the Revolving Credit Facility at LIBOR plus a spread of 100 bps, and we pay an annual commitment fee of 10 bps on the daily undrawn balance of the Revolving Credit Facility.
The Revolving Credit Facility requires us to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, we are required to maintain the maximum leverage ratio as described in the Credit Agreement, on a quarterly basis of 3.00 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to a maximum of 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of September 30, 2021, our maximum allowed leverage ratio was 3.00 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of September 30, 2021 (the interest expense coverage ratio was 20.75 to 1.00 and the leverage ratio was 1.07 to 1.00). Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2022.
Contractual Obligations:
There have been no material changes outside the ordinary course of business to our contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, except for an increase in purchase obligations for inventory. For additional details regarding our debt and commitments, refer to Note 8 “Debt” and Note 15 “Commitments and Contingencies,” respectively, to our Condensed Consolidated Financial Statements. For additional details regarding our contractual obligations, refer to our Annual Report Form on 10-K for the fiscal year ended June 30, 2021.
Working Capital:
Working capital was $3.62 billion as of September 30, 2021, which represents an increase of $28.6 million compared to our working capital of $3.59 billion as of June 30, 2021. As of September 30, 2021, our principal sources of liquidity consisted of $2.62 billion of cash, cash equivalents and marketable securities. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions, and other factors such as uncertainty in the global and regional economies and the semiconductor, semiconductor-related and electronic device industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and availability under our Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.
In June 2021, Moody’s upgraded our senior unsecured credit rating from Baa1 to A2. Our credit ratings as of September 30, 2021 are summarized below:

Rating Agency	Rating
Fitch	BBB+
Moody’s	A2
Standard & Poor’s	BBB+
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, material acquisitions and changes in our business strategy.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial position, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 15 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements for information related to indemnification obligations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of September 30, 2021. Actual results may differ materially.
As of September 30, 2021, we had an investment portfolio of fixed income securities of $925.2 million. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of September 30, 2021, the fair value of the portfolio would have declined by $9.6 million.
The fair market value of our long-term fixed interest rate Senior Notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as market interest rates fall and decrease as market interest rates rise. As of September 30, 2021, our fixed rate Senior Notes had a principal amount, fair value and book value of $3.45 billion, $3.95 billion and $3.42 billion, respectively, due in various fiscal years ranging from 2024 to 2050.
As of September 30, 2021, we do not have any outstanding floating rate debts that are subject to an increase in interest rates. As of September 30, 2021, if our credit ratings were downgraded to be below investment grade, the maximum potential increase to our annual commitment fee for the Revolving Credit Facility is estimated to be approximately $1 million.
Our equity investment in a publicly traded company is subject to market price risk, which we typically do not attempt to reduce or eliminate through hedging activities. As of September 30, 2021, the fair value of our investment in the marketable equity security, which begun publicly trading on the Tokyo Stock Exchange on April 5, 2021, was $18.7 million. Assuming a decline of 50% in market prices, the aggregate value of our investment in the marketable equity security could decrease by approximately $9 million, based on the value as of September 30, 2021.
See Note 5 “Marketable Securities” to our Condensed Consolidated Financial Statements in Part I, Item 1 and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional details and risks that may affect the value of the investments in our portfolio as of September 30, 2021.
As of September 30, 2021, we had net forward and option contracts to sell $159.5 million in foreign currency in order to hedge certain currency exposures (see Note 16 “Derivative Instruments and Hedging Activities” to our Condensed Consolidated Financial Statements for additional details). If we had entered into these contracts on September 30, 2021, the U.S. dollar equivalent would have been $153.7 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $47.4 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our results of operations or cash flows.

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
Definition of Disclosure Controls
Disclosure Controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our annual controls evaluation.
Limitations on the Effectiveness of Disclosure Controls
Our management, including our CEO and CFO, does not expect that our Disclosure Controls or internal control over financial reporting will prevent all error and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information set forth above under Note 14 “Litigation and Other Legal Matters” to our Condensed Consolidated Financial Statements in Item 1 of Part 1 is incorporated herein by reference.
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
•absence of liquidity at customers and suppliers; and
•loss of efficiencies due to remote working requirements for our employees.
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
•we are subject to tax and regulatory compliance audits;
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
•shortages or disruption in the supply chain could affect our ability to procure components for our products on a timely basis or at all, or could require us to commit to increased purchases and provide longer lead times to secure critical components, which could increase inventory obsolescence risk (refer to the Executive Summary in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on supply constraints related to the COVID-19 pandemic);
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
•political instability, natural disasters, legal or regulatory changes, acts of war or terrorism in regions where we, our customers or our suppliers have operations or where we or they do business;
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
In addition, government controls, either by the United States or other countries, that restrict our business overseas or restrict our ability to import or export our products and services or increase the cost of our operations through the imposition of tariffs, new controls, outright bans, or otherwise, could harm our business. For example, Commerce has added numerous China-based entities to the U.S. Entity List, including Fujian Jinhua Integrated Circuit Company, Ltd., Huawei, and Semiconductor Manufacturing International Corporation, restricting our ability to provide products and services to such entities without an export license. Even if we apply for licenses to sell our products or provide services to companies on Commerce’s U.S. Entity List, there can be no assurance that licenses will be granted. In addition, Commerce has imposed export licensing requirements on China-based customers engaged in military end uses or where Commerce has determined there is a risk of diversion to a military end use, as well as requiring our customers to obtain an export license when they use certain semiconductor capital equipment based on U.S. technology to manufacture products connected to Huawei or its affiliates. To date, these rules have not significantly impacted our operations, but we are continually monitoring their impact. If additional companies are added to Commerce’s U.S. Entity List, or other licensing requirements or restrictions are imposed, thereby limiting our ability to sell our products or services to other customers in China, our business could be significantly harmed. Similar actions by the U.S. government or another country could impact our ability to provide our products and services to existing and potential customers.
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
Our employees are vital to our success, and our key management, engineering and other employees are difficult to replace. We generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. The expansion of high technology companies worldwide and the elevated demand for talent from the growth in the demand for semiconductors following the onset of the COVID-19 pandemic has increased demand and competition for qualified personnel. Competition for engineering and other technical personnel in many areas of the world in which we operate is especially intense due to the proliferation of technology companies worldwide. In addition, current or future immigration laws, policies or regulations may limit our ability to attract, hire and retain qualified personnel. If we are unable to attract and retain key personnel, or if we are not able to attract, assimilate and retain additional highly qualified employees to meet our current and future needs, our business and operations could be harmed.
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
We depend on secure information technology for our business and are exposed to risks related to cybersecurity threats and cyber incidents affecting our, our customers, suppliers and other service providers’ systems and networks.
In the conduct of our business, we collect, use, transmit and store data on information systems and networks, including systems and networks owned and maintained by KLA and/or by third-party providers. This data includes confidential information, transactional information and intellectual property belonging to us, our customers and our business partners, as well as personally identifiable information of individuals. Despite network security measures, our, our customers, suppliers and other third-party providers’ information systems and networks are susceptible to computer viruses, ransomware, cyber-related security breaches and similar disruptions from unauthorized intrusions, tampering, misuse, or criminal acts made directly against, or through our third-party providers in the supply chain, and against, our systems and networks, including phishing, or other events or developments that we may be unable to anticipate or fail to mitigate, which are subject to the inherent vulnerabilities of network security measures. We have experienced cyber-related attacks in the past, and are likely to experience cyber-related attacks in the future. Our security measures may also be breached due to employee errors, malfeasance, or otherwise. Third parties may also attempt to influence employees, users, suppliers or customers to disclose sensitive information in order to gain access to our, our customers’ or business partners’ data. Because the techniques used to obtain unauthorized access to the information systems change frequently, may not be recognized until launched against a target, and are increasingly designed to circumvent controls, to avoid detection and to remove or obfuscate forensic artifacts, we may be unable to anticipate these techniques, to implement adequate preventative measures, or to adequately identify and investigate cybersecurity incidents.
Any cybersecurity incident or occurrence could impact our business directly, or indirectly by impacting third parties in the supply chain, in many potential ways: disruptions to operations; misappropriation, corruption or theft of confidential information, including intellectual property and other critical data, of KLA, our customers and other business partners; misappropriation of funds and Company assets; reduced value of our investments in research, development and engineering; litigation with, or payment of damages to, third parties; reputational damage; costs to comply with regulatory inquiries or actions; data privacy issues; costs to rebuild our information systems and networks; and increased cybersecurity protection and remediation costs. Cybersecurity incidents affecting our customers could result in substantial delays in our ability to ship to those customers or install our products, which could result in delays in revenue recognition or the cancellation of orders, and cybersecurity incidents affecting our suppliers could result in substantial delays in our ability to obtain necessary components for our products from those suppliers, which could hamper our ability to ship our products to our customers, harming our results of operations.
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
In addition to our efforts to develop new technologies from internal sources, part of our growth strategy is to pursue acquisitions and acquire new technologies from external sources. As part of this effort, in February 2019, we announced that we had consummated our acquisition of Orbotech. We may also enter into definitive agreements for and consummate acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. There can be no assurance that we will find suitable acquisition candidates, that we can close such acquisitions or that acquisitions we complete will be successful. In addition, we may use equity to finance future acquisitions, which would increase our number of shares outstanding and be dilutive to current stockholders.
If we are unable to successfully integrate and manage acquired businesses, if the costs associated with integrating the acquired business exceeds our expectations, or if acquired businesses perform poorly, then our business and financial results may suffer. It is possible that the businesses we have acquired, as well as businesses that we may acquire in the future, may perform worse than expected or prove to be more difficult to integrate and manage than anticipated. In addition, we may face other risks associated with acquisition transactions that may lead to a material adverse effect on our business and financial results, including:
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
•we may have difficulty implementing a cohesive framework of controls, procedures and policies appropriate for a larger, U.S.-based public company at companies that prior to acquisition may not have as robust controls, procedures and policies, particularly, with respect to the effectiveness of cyber and information security practices and incident response plans, compliance with data privacy and protection and other laws and regulations, and compliance with U.S.-based economic policies and sanctions which may not have previously been applicable to the acquired company’s operations;
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
Disruption of our manufacturing facilities or other operations or those of our suppliers, or in the operations of our customers, due to earthquake, flood, other natural catastrophic events, health epidemics or terrorism could result in cancellation of orders, delays in deliveries or other business activities, or loss of customers and could seriously harm our business.
We have significant manufacturing operations in the United States, Singapore, Israel, Germany, United Kingdom, Italy and China. In addition, our business is international in nature, with our sales, service and administrative personnel and our customers and suppliers located in numerous countries throughout the world. Operations at our manufacturing facilities and our assembly subcontractors and those of our suppliers, as well as our other operations and those of our customers, are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, health epidemics and pandemics, fire, earthquake, volcanic eruptions, energy shortages or power blackouts, flooding or other natural disasters. Such disruption could cause delays in, among other things, shipments of products to our customers, our ability to perform services requested by our customers, the ability of our suppliers to supply us components for our products in a timely manner, or the timely installation and acceptance of our products at customer sites. We cannot provide any assurance that alternate means of conducting our operations (whether through alternate production capacity or service providers or otherwise) would be available if a major disruption were to occur or that, if such alternate means were available, they could be obtained on favorable terms.
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
We are subject to tax and regulatory compliance audits (such as related to customs or product safety requirements) in various jurisdictions, and such jurisdictions may assess additional income or other taxes, penalties, fines or other prohibitions against us. Although we believe our tax estimates are reasonable and that our products and practices comply with applicable regulations, the final determination of any such audit and any related litigation could be materially different from our historical income tax provisions and accruals related to income taxes and other contingencies. In addition to and in connection with the ITA Assessment described in more detail in Note 13 “Income Taxes” to our Condensed Consolidated Financial Statements, there is an ongoing criminal investigation against our Orbotech subsidiary, certain of its employees and its tax consultant that began prior to the Acquisition Date. We can make no assurances that an indictment will not result from the criminal investigation. The results of an audit or litigation could have a material adverse effect on our operating results or cash flows in the period or periods for which that determination is made.
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
•the ever escalating cost of next-generation product development, which may result in joint development programs between us and our customers or government entities to help fund such programs that could restrict our control and ownership of and profitability from the products and technologies developed through those programs; and
•the entry by some semiconductor manufacturers into collaboration or sharing arrangements for capacity, cost or risk with other manufacturers, as well as increased outsourcing of their manufacturing activities, and greater focus only on specific markets or applications, whether in response to adverse market conditions or other market pressures.
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
We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply these materials. We generally do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers’ orders, we do not maintain an extensive inventory of materials for manufacturing. Through our business interruption planning, we seek to minimize the risk of production and service interruptions and/or shortages of key parts by, among other things, monitoring the financial stability of key suppliers, identifying (but not necessarily qualifying) possible alternative suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, certain key parts are available only from a single supplier or a limited group of suppliers. Also, key parts we obtain from some of our suppliers incorporate the suppliers’ proprietary intellectual property; in those cases, we are increasingly reliant on third parties for high-performance, high-technology components, which reduces the amount of control we have over the availability and protection of the technology and intellectual property that is used in our products. In addition, if certain of our key suppliers experience liquidity issues and are forced to discontinue operations, which is a heightened risk especially during economic downturns, it could affect their ability to deliver parts and could result in delays for our products. Similarly, especially with respect to suppliers of high-technology components, our suppliers themselves have increasingly complex supply chains, and delays or disruptions at any stage of their supply chains may prevent us from obtaining parts in a timely manner and result in delays for our products. Our operating results and business may be adversely impacted if we are unable to obtain parts to meet our production requirements and product specifications, or if we are only able to do so on unfavorable terms. Furthermore, a supplier may discontinue production of a particular part for any number of reasons, including the supplier’s financial condition or business operational decisions, which would require us to purchase, in a single transaction, a large number of such discontinued parts in order to ensure that a continuous supply of such parts remains available to our customers. Such “end-of-life” parts purchases could result in significant expenditures by us in a particular period, and ultimately any unused parts may result in a significant inventory write-off, either of which could have an adverse impact on our financial condition and results of operations for the applicable periods. Refer to the Executive Summary in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional information on supply constraints related to the COVID-19 pandemic.

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
We have a leveraged capital structure.
As of September 30, 2021, we had $3.45 billion aggregate principal amount of senior, unsecured long-term notes. Additionally, we have commitments for an unfunded Revolving Credit Facility of $1.00 billion under the Credit Agreement. We may incur additional indebtedness in the future by accessing the unfunded portion of our Revolving Credit Facility and/or entering into new financing arrangements. For example, at the same time we announced our intention to acquire Orbotech, we also announced a new stock repurchase program authorizing the repurchase up to $3.00 billion of our common stock, a large portion of which may be financed with new indebtedness. Our ability to pay interest and repay the principal amount of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this Item 1A. There can be no assurance that we will be able to manage any of these risks successfully.
In certain circumstances involving a change of control followed by a downgrade of the rating of a series of our Senior Notes (as defined below) by at least two of Moody’s Investors Service (“Moody’s”), S&P Global Ratings (“S&P”) and Fitch Inc. (“Fitch”), unless we have exercised our right to redeem the Senior Notes of such series, we will be required to make an offer to repurchase all or, at the holder’s option, any part, of each holder’s Senior Notes of that series pursuant to the offer described below (the “Change of Control Offer”). In the Change of Control Offer, we will be required to offer payment in cash equal to 101% of the aggregate principal amount of Senior Notes repurchased plus accrued and unpaid interest, if any, on the Senior Notes repurchased, up to, but not including, the date of repurchase. We cannot make any assurance that we will have sufficient financial resources at such time nor that we will be able to arrange financing to pay the repurchase price of that series of Senior Notes. Our ability to repurchase that series of Senior Notes in such event may be limited by law, by the indenture associated with that series of Senior Notes, or by the terms of other agreements to which we may be party at such time. If we fail to repurchase that series of Senior Notes as required by the terms of such Senior Notes, it would constitute an event of default under the indenture governing that series of Senior Notes which, in turn, may also constitute an event of default under our other obligations.
Borrowings under our Revolving Credit Facility bear interest at a floating rate, and an increase in interest rates would require us to pay additional interest on any borrowings, which may have an adverse effect on the value and liquidity of our debt and the market price of our common stock could decline. The interest rate under our Revolving Credit Facility is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. Additionally, under our Revolving Credit Facility, we are required to comply with affirmative and negative covenants, which include the maintenance of certain financial ratios, the details of which can be found in Note 8 “Debt” to our Condensed Consolidated Financial Statements.
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
•an impairment of our ability to obtain additional financing in the future; and
•obligations to comply with restrictive and financial covenants as noted in the above risk factor and Note 8 “Debt” to our Condensed Consolidated Financial Statements.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2021 to July 31, 2021	202,449	$311.12	202,449	$2,030,016,137
August 1, 2021 to August 31, 2021	619,188	$334.63	619,188	$1,822,819,927
September 1, 2021 to September 30, 2021	368,774	$351.15	368,774	$1,693,324,545
Total	1,190,411	$335.75	1,190,411
__________________
(1)Our Board of Directors has authorized a program that permits us to repurchase our common stock. As of June 30, 2021, there was an aggregate of approximately $93 million remaining available for repurchase under previous authorizations, and on July 29, 2021, the Board of Directors authorized an additional $2.00 billion. The program has no expiration date and may be suspended at any time. Future repurchases of our common stock under our repurchase program may be effected through various different repurchase transaction structures, including isolated open market transactions or systematic repurchase plans.
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

KLA CORPORATION
(Registrant)

October 28, 2021	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

October 28, 2021	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 28, 2021	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)