Form 10-Q
period 2021-12-31
KLA CORP
filed 2022-01-28
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of January 14, 2022, there were 150,715,343 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
KLA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	December 31, 2021	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,657,057	$1,434,610
Marketable securities	1,153,404	1,059,912
Accounts receivable, net	1,728,376	1,305,479
Inventories	1,829,412	1,575,380
Other current assets	333,226	320,867
Total current assets	6,701,475	5,696,248
Land, property and equipment, net	717,178	663,027
Goodwill	2,042,794	2,011,172
Deferred income taxes	662,854	270,461
Purchased intangible assets, net	1,104,991	1,185,311
Other non-current assets	450,945	444,905
Total assets	$11,680,237	$10,271,124
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$379,875	$342,083
Deferred system revenue	432,854	295,192
Deferred service revenue	307,250	284,936
Short-term debt	20,000	20,000
Other current liabilities	1,636,119	1,161,016
Total current liabilities	2,776,098	2,103,227
Long-term debt	3,424,106	3,422,767
Deferred tax liabilities	679,688	650,623
Deferred service revenue	102,776	87,575
Other non-current liabilities	650,813	631,290
Total liabilities	7,633,481	6,895,482
Commitments and contingencies (Notes 9, 14 and 15)
Stockholders’ equity:
Common stock and capital in excess of par value	2,181,025	2,175,988
Retained earnings	1,943,981	1,277,123
Accumulated other comprehensive loss	(76,479)	(75,557)
Total KLA stockholders’ equity	4,048,527	3,377,554
Non-controlling interest in consolidated subsidiaries	(1,771)	(1,912)
Total stockholders’ equity	4,046,756	3,375,642
Total liabilities and stockholders’ equity	$11,680,237	$10,271,124
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except per share amounts)	2021	2020	2021	2020
Revenues:
Product	$1,895,769	$1,238,023	$3,525,657	$2,383,518
Service	456,861	412,847	910,811	805,972
Total revenues	2,352,630	1,650,870	4,436,468	3,189,490
Costs and expenses:
Costs of revenues	908,162	669,733	1,721,786	1,290,295
Research and development	265,031	229,064	523,184	448,102
Selling, general and administrative	213,479	181,909	406,740	354,540
Interest expense	37,852	38,880	76,164	78,266
Other expense (income), net	1,201	3,882	15,341	7,079
Income before income taxes	926,905	527,402	1,693,253	1,011,208
Provision (benefit) for income taxes	209,388	70,419	(92,749)	134,083
Net income	717,517	456,983	1,786,002	877,125
Less: Net income (loss) attributable to non-controlling interest	73	(268)	141	(693)
Net income attributable to KLA	$717,444	$457,251	$1,785,861	$877,818
Net income per share attributable to KLA
Basic	$4.74	$2.96	$11.77	$5.67
Diluted	$4.71	$2.94	$11.68	$5.62
Weighted-average number of shares:
Basic	151,251	154,273	151,791	154,777
Diluted	152,331	155,560	152,886	156,057
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2021	2020	2021	2020
Net income	$717,517	$456,983	$1,786,002	$877,125
Other comprehensive income (loss):
Currency translation adjustments:
Cumulative currency translation adjustments	(1,391)	8,901	(4,146)	14,341
Income tax (provision) benefit	78	(787)	395	(1,190)
Net change related to currency translation adjustments	(1,313)	8,114	(3,751)	13,151
Cash flow hedges:
Net unrealized gains (losses) arising during the period	6,741	(1,357)	7,593	(2,275)
Reclassification adjustments for net (gains) losses included in net income	(912)	1,115	(2,130)	1,061
Income tax (provision) benefit	(963)	52	(1,024)	260
Net change related to cash flow hedges	4,866	(190)	4,439	(954)
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	580	(379)	1,208	(3,498)
Available-for-sale securities:
Net unrealized losses arising during the period	(3,273)	(911)	(3,590)	(1,862)
Reclassification adjustments for net (gains) losses included in net income	3	(111)	2	(212)
Income tax benefit	702	219	770	445
Net change related to available-for-sale securities	(2,568)	(803)	(2,818)	(1,629)
Other comprehensive income (loss)	1,565	6,742	(922)	7,070
Less: Comprehensive income (loss) attributable to non-controlling interest	73	(268)	141	(693)
Total comprehensive income attributable to KLA	$719,009	$463,993	$1,784,939	$884,888
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholders’ Equity	Non- Controlling Interest	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2021	152,776	$2,175,988	$1,277,123	$(75,557)	$3,377,554	$(1,912)	$3,375,642
Net income attributable to KLA	—	—	1,068,417	—	1,068,417	—	1,068,417
Net income attributable to non-controlling interest	—	—	—	—	—	68	68
Other comprehensive income	—	—	—	(2,487)	(2,487)	—	(2,487)
Net issuance under employee stock plans	160	(46,532)	—	—	(46,532)	—	(46,532)
Repurchase of common stock	(1,190)	(16,966)	(382,711)	—	(399,677)	—	(399,677)
Cash dividends ($1.05 per share) and dividend equivalents declared	—	—	(161,561)	—	(161,561)	—	(161,561)
Stock-based compensation expense	—	25,216	—	—	25,216	—	25,216
Balances as of September 30, 2021	151,746	2,137,706	1,801,268	(78,044)	3,860,930	(1,844)	3,859,086
Net income attributable to KLA	—	—	717,444	—	717,444	—	717,444
Net income attributable to non-controlling interest	—	—	—	—	—	73	73
Other comprehensive income	—	—	—	1,565	1,565	—	1,565
Net issuance under employee stock plans	205	31,157	—	—	31,157	—	31,157
Repurchase of common stock	(1,104)	(15,604)	(414,270)	—	(429,874)	—	(429,874)
Cash dividends ($1.05 per share) and dividend equivalents declared	—	—	(160,461)	—	(160,461)	—	(160,461)
Stock-based compensation expense	—	27,766	—	—	27,766	—	27,766
Balances as of December 31, 2021	150,847	$2,181,025	$1,943,981	$(76,479)	$4,048,527	$(1,771)	$4,046,756

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholders’ Equity	Non- Controlling Interest	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2020	155,461	$2,090,268	$654,930	$(79,774)	$2,665,424	$15,586	$2,681,010
Adoption of ASC 326	—	—	(5,530)	—	(5,530)	—	(5,530)
Net income attributable to KLA	—	—	420,567	—	420,567	—	420,567
Net loss attributable to non-controlling interest	—	—	—	—	—	(425)	(425)
Other comprehensive income	—	—	—	328	328	—	328
Net issuance under employee stock plans	172	(25,145)	—	—	(25,145)	—	(25,145)
Repurchase of common stock	(1,027)	(19,400)	(174,497)	—	(193,897)	—	(193,897)
Cash dividends ($0.90 per share) and dividend equivalents declared	—	—	(141,555)	—	(141,555)	—	(141,555)
Stock-based compensation expense	—	26,992	—	—	26,992	—	26,992
Balances as of September 30, 2020	154,606	2,072,715	753,915	(79,446)	2,747,184	15,161	2,762,345
Net income attributable to KLA	—	—	457,251	—	457,251	—	457,251
Net loss attributable to non-controlling interest	—	—	—	—	—	(268)	(268)
Other comprehensive income	—	—	—	6,742	6,742	—	6,742
Net issuance under employee stock plans	329	15,356	—	—	15,356	—	15,356
Repurchase of common stock	(774)	(10,477)	(167,015)	—	(177,492)	—	(177,492)
Cash dividends ($0.90 per share) and dividend equivalents declared	—	—	(140,455)	—	(140,455)	—	(140,455)
Stock-based compensation expense	—	26,596	—	—	26,596	231	26,827
Balances as of December 31, 2020	154,161	$2,104,190	$903,696	$(72,704)	$2,935,182	$15,124	$2,950,306
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
(In thousands)	2021	2020
Cash flows from operating activities:
Net income	$1,786,002	$877,125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170,369	164,323
Unrealized foreign exchange (gain) loss and other	21,728	(18,570)
Asset impairment charges	5,962	865
Stock-based compensation expense	52,982	53,819
Deferred income taxes	(371,228)	(39,507)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	(444,685)	(117,189)
Inventories	(239,890)	(112,206)
Other assets	2,243	(11,780)
Accounts payable	40,579	(1,783)
Deferred system revenue	145,856	(61,595)
Deferred service revenue	33,468	(1,431)
Other liabilities	471,209	341,181
Net cash provided by operating activities	1,674,595	1,073,252
Cash flows from investing activities:
Proceeds from sale of assets	—	1,855
Business acquisitions, net of cash acquired	(37,986)	—
Capital expenditures	(133,856)	(115,069)
Purchases of available-for-sale securities	(525,840)	(492,048)
Proceeds from sale of available-for-sale securities	40,792	110,812
Proceeds from maturity of available-for-sale securities	372,953	259,327
Purchases of trading securities	(58,342)	(35,371)
Proceeds from sale of trading securities	59,914	39,668
Proceeds from other investments	795	614
Net cash used in investing activities	(281,570)	(230,212)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	—	40,343
Proceeds from revolving credit facility	300,000	—
Repayment of debt	(300,000)	(50,000)
Common stock repurchases	(829,551)	(365,389)
Payment of dividends to stockholders	(321,950)	(280,748)
Issuance of common stock	36,912	26,356
Tax withholding payments related to vested and released restricted stock units	(52,287)	(36,145)
Net cash used in financing activities	(1,166,876)	(665,583)
Effect of exchange rate changes on cash and cash equivalents	(3,702)	19,600
Net increase in cash and cash equivalents	222,447	197,057
Cash and cash equivalents at beginning of period	1,434,610	1,234,409
Cash and cash equivalents at end of period	$1,657,057	$1,431,466
Supplemental cash flow disclosures:
Income taxes paid	$226,943	$113,949
Interest paid	$76,771	$76,996
Non-cash activities:
Contingent consideration (receivable) payable - financing activities	$14,663	$(8,748)
Dividends payable - financing activities	$3,737	$3,321
Unsettled common stock repurchase - financing activities	$5,999	$6,000
Accrued purchases of land, property and equipment - investing activities	$18,504	$25,987
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation. For purposes of this report, “KLA,” the “Company,” “we,” “our,” “us,” or similar references mean KLA Corporation and its majority-owned subsidiaries unless the context requires otherwise. The Condensed Consolidated Financial Statements have been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.
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
The results of operations for the three and six months ended December 31, 2021 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2022.
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
Recent Accounting Pronouncements
In October 2021, Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires companies to apply revenue guidance to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination at carrying value. Under the current business combination guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. This update is effective for us in the first quarter of our fiscal year ending June 30, 2024 and should be applied on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of this guidance on our condensed consolidated financial statements.
Recently Adopted
In December 2019, the FASB issued an Accounting Standards Update (“ASU”) to simplify the accounting for income taxes in Accounting Standards Codification (“ASC”) 740, Income Taxes (“ASC 740”). This amendment removes certain exceptions and improves consistent application of accounting principles for certain areas in ASC 740. We adopted this update beginning in the first quarter of our fiscal year ending June 30, 2022 on a prospective basis and the adoption had no material impact on our Condensed Consolidated Financial Statements.
In August 2020, the FASB issued an ASU to simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The standard eliminates beneficial conversion features and cash conversion models resulting in more convertible instruments being accounted for as a single unit, and modifies the guidance on the computation of earnings per share for convertible instruments and contracts on an entity’s own equity. We adopted this update beginning in the first quarter of our fiscal year ending June 30, 2022 on a modified retrospective basis and the adoption had no material impact on our Condensed Consolidated Financial Statements.
NOTE 2 – REVENUE
Contract Balances
The following table represents the opening and closing balances of accounts receivable, net, contract assets and contract liabilities as of the indicated dates.

	As of	As of
(Dollar amounts in thousands)	December 31, 2021	June 30, 2021	$ Change	% Change
Accounts receivable, net	$1,728,376	$1,305,479	$422,897	32%
Contract assets	$96,676	$91,052	$5,624	6%
Contract liabilities	$842,880	$667,703	$175,177	26%
Our payment terms and conditions vary by contract type, although the terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of product shipment, with the remainder payable within 30 days of acceptance.
The change in contract assets during the six months ended December 31, 2021 was mainly due to $62.1 million of revenue recognized for which the payment is subject to conditions other than passage of time, partially offset by $56.9 million of contract assets reclassified to net accounts receivable as our right to consideration for these contract assets became unconditional. Contract assets are included in Other current assets on our Condensed Consolidated Balance Sheets.
The change in contract liabilities during the six months ended December 31, 2021 was mainly due to the recognition in revenue of $424.4 million that was included in contract liabilities as of July 1, 2021, partially offset by the value of products and services billed to customers for which control of the products and service has not transferred to the customers. The change in contract liabilities during the six months ended December 31, 2020 was mainly due to the recognition in revenue of $439.9 million that was included in contract liabilities as of July 1, 2020, partially offset by the value of products and services billed to customers for which control of the products and service has not transferred to the customers. Contract liabilities are included in current and non-current liabilities on our Condensed Consolidated Balance Sheets.

Remaining Performance Obligations
As of December 31, 2021, we had $8.35 billion of remaining performance obligations, which represents our obligation to deliver products and services, and consists primarily of sales orders where written customer requests have been received. We expect to recognize approximately 25% to 40% of these performance obligations as revenue beyond the next 12 months, but this estimate is subject to constant change depending upon supply chain constraints, customer slot change requests and potential elevated demand levels which could have even longer lead times.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Besides the transfer listed in the table below, there were no other transfers between Level 1, Level 2 and Level 3 fair value measurements during the six months ended December 31, 2021.
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

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on our Condensed Consolidated Balance Sheets as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Little or No Market Activity Inputs
As of December 31, 2021 (In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds and other	$776,782	$776,782	$—	$—
Marketable securities:
Corporate debt securities	479,974	—	479,974	—
Municipal securities	67,268	—	67,268	—
Sovereign securities	5,031	—	5,031	—
U.S. Government agency securities	121,089	121,089	—	—
U.S. Treasury securities	294,380	288,082	6,298	—
Equity securities(1)	21,033	21,033	—	—
Total cash equivalents and marketable securities(2)	1,765,557	1,206,986	558,571	—
Other current assets:
Derivative assets	14,039	—	14,039	—
Other non-current assets:
Executive Deferred Savings Plan	274,529	208,307	66,222	—
Total financial assets(2)	$2,054,125	$1,415,293	$638,832	$—
Liabilities
Derivative liabilities	$(3,817)	$—	$(3,817)	$—
Deferred payments	(4,700)	—	—	(4,700)
Contingent consideration payable	(23,177)	—	—	(23,177)
Total financial liabilities	$(31,694)	$—	$(3,817)	$(27,877)
________________
(1) Transfer from Level 2 to Level 1 as the security specific restriction expired during the first quarter of the fiscal year ending June 30, 2022.
(2) Excludes cash of $783.0 million held in operating accounts and time deposits of $261.9 million (of which $97.3 million were cash equivalents) as of December 31, 2021.

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

NOTE 4 – FINANCIAL STATEMENT COMPONENTS
Condensed Consolidated Balance Sheets

	As of	As of
(In thousands)	December 31, 2021	June 30, 2021
Accounts receivable, net:
Accounts receivable, gross	$1,747,734	$1,323,515
Allowance for credit losses	(19,358)	(18,036)
	$1,728,376	$1,305,479
Inventories:
Customer service parts	$371,341	$349,743
Raw materials	786,744	595,151
Work-in-process	427,972	453,432
Finished goods	243,355	177,054
	$1,829,412	$1,575,380
Other current assets:
Contract assets	$96,676	$91,052
Deferred costs of revenues	83,153	59,953
Prepaid expenses	78,064	76,649
Prepaid income and other taxes	37,731	68,847
Other current assets	37,602	24,366
	$333,226	$320,867
Land, property and equipment, net:
Land	$67,862	$67,862
Buildings and leasehold improvements	469,025	458,605
Machinery and equipment	756,921	743,710
Office furniture and fixtures	33,067	32,856
Construction-in-process	236,543	182,320
	1,563,418	1,485,353
Less: accumulated depreciation	(846,240)	(822,326)
	$717,178	$663,027
Other non-current assets:
Executive Deferred Savings Plan(1)	$274,529	$266,199
Operating lease right of use assets	97,836	102,883
Other non-current assets	78,580	75,823
	$450,945	$444,905
Other current liabilities:
Compensation and benefits	$500,301	$305,445
Customer credits and advances	482,991	250,784
Executive Deferred Savings Plan(1)	274,508	268,028
Other accrued expenses	184,347	180,982
Income taxes payable	125,535	87,320
Interest payable	35,970	36,135
Operating lease liabilities	32,467	32,322
	$1,636,119	$1,161,016
Other non-current liabilities:
Income taxes payable	$340,890	$333,866
Pension liabilities	85,677	87,602
Operating lease liabilities	62,553	70,739
Other non-current liabilities	161,693	139,083
	$650,813	$631,290

________________
(1)We have a non-qualified deferred compensation plan (known as “Executive Deferred Savings Plan” or “EDSP”) under which certain employees and non-employee directors may defer a portion of their compensation. The expense associated with changes in the EDSP liability included in selling, general and administrative (“SG&A”) expense was $12.0 million and $22.1 million during the three months ended December 31, 2021 and 2020, respectively and was $11.0 million and $35.3 million during the six months ended December 31, 2021 and 2020, respectively. The amount of net gains associated with changes in the EDSP assets included in SG&A expense was $11.8 million and $22.2 million during the three months ended December 31, 2021 and 2020, respectively and was $10.7 million and $35.5 million during the six months ended December 31, 2021 and 2020, respectively. For additional details, refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of December 31, 2021	$(36,314)	$(2,223)	$(15,653)	$(22,289)	$(76,479)

Balance as of June 30, 2021	$(32,563)	$595	$(20,092)	$(23,497)	$(75,557)
The effects on net income (loss) of amounts reclassified from AOCI to the Condensed Consolidated Statements of Operations for the indicated period were as follows (in thousands):

AOCI Components		Three Months Ended		Six Months Ended
	Location in the Condensed Consolidated	December 31,		December 31,
	Statement of Operations	2021	2020	2021	2020
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$1,539	$(711)	$3,268	$(928)
	Costs of revenues and operating expenses	(348)	(125)	(580)	425
	Interest expense	(279)	(279)	(558)	(558)
	Net gains (losses) reclassified from AOCI	$912	$(1,115)	$2,130	$(1,061)
Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$(3)	$111	$(2)	$212

The amounts reclassified out of AOCI related to our defined benefit pension plans that were recognized as a component of net periodic cost for the three months ended December 31, 2021 and 2020 were $0.4 million and $0.3 million, respectively and for the six months ended December 31, 2021 and 2020 were $0.7 million and $0.5 million, respectively. For additional details, refer to Note 13 “Employee Benefit Plans” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

NOTE 5 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of December 31, 2021 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$481,191	$95	$(1,312)	$479,974
Money market funds and other	776,782	—	—	776,782
Municipal securities	67,501	14	(247)	67,268
Sovereign securities	5,036	5	(10)	5,031
U.S. Government agency securities	121,255	58	(224)	121,089
U.S. Treasury securities	295,590	4	(1,214)	294,380
Equity securities(1)	3,211	17,822	—	21,033
Subtotal	1,750,566	17,998	(3,007)	1,765,557
Add: Time deposits(2)	261,942	—	—	261,942
Less: Cash equivalents	874,095	—	—	874,095
Marketable securities	$1,138,413	$17,998	$(3,007)	$1,153,404

As of June 30, 2021 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$468,192	$689	$(135)	$468,746
Money market funds and other	691,375	—	—	691,375
Municipal securities	70,155	106	(33)	70,228
Sovereign securities	3,045	7	—	3,052
U.S. Government agency securities	145,810	160	(49)	145,921
U.S. Treasury securities	233,052	129	(117)	233,064
Equity securities(1)	3,211	26,719	—	29,930
Subtotal	1,614,840	27,810	(334)	1,642,316
Add: Time deposits(2)	210,636	—	—	210,636
Less: Cash equivalents	793,040	—	—	793,040
Marketable securities	$1,032,436	$27,810	$(334)	$1,059,912
________________
(1) Unrealized gains on equity securities included in our portfolio include the initial fair value adjustment recorded upon a security becoming marketable.
(2) Time deposits excluded from fair value measurements.
Our investment portfolio includes both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of our unrealized losses are due to changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all of these investments upon maturity. As of December 31, 2021, we had 488 investments in a gross unrealized loss position. The following table summarizes the fair value and gross unrealized losses of our investments that were in an unrealized loss position as of the date indicated below, none of which were in a continuous loss position for 12 months or more:

As of December 31, 2021 (In thousands)	Fair Value	Gross Unrealized Losses
Corporate debt securities	$383,964	$(1,312)
Sovereign securities	1,993	(10)
Municipal securities	60,649	(247)
U.S. Government agency securities	66,225	(224)
U.S. Treasury securities	278,686	(1,214)
Total	$791,517	$(3,007)

As of June 30, 2021 (In thousands)	Fair Value	Gross Unrealized Losses
Corporate debt securities	$161,012	$(135)
Municipal securities	21,605	(33)
U.S. Government agency securities	38,904	(49)
U.S. Treasury securities	117,761	(117)
Total	$339,282	$(334)
The contractual maturities of securities classified as available-for-sale, regardless of their classification on our Condensed Consolidated Balance Sheets, as of the date indicated below were as follows:

As of December 31, 2021 (In thousands)	Amortized Cost	Fair Value
Due within one year	$519,562	$537,300
Due after one year through three years	618,851	616,104
Total	$1,138,413	$1,153,404
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities for the three and six months ended December 31, 2021 and 2020 were immaterial.
NOTE 6 - BUSINESS COMBINATIONS
On September 17, 2021, we signed a purchase agreement to acquire the outstanding shares of a privately held company for $460.0 million plus closing cash, less closing debt and certain other expenses. The purpose of the proposed acquisition is to expand our products and service offerings. We expect the acquisition to be completed in the third quarter of fiscal year 2022, subject to the satisfaction or waiver of the closing conditions to the purchase agreement.
On July 1, 2021, we acquired the outstanding shares of Anchor Semiconductor Inc., a privately-held company, primarily to expand our products and services offerings, for a total purchase consideration of $81.7 million, including a post-closing working capital adjustment accrued in the quarter ended December 31, 2021, as well as the fair value of the promise to pay an additional consideration up to $35.0 million contingent on the achievement of certain revenue milestones. As of December 31, 2021, the estimated fair value of the additional consideration was $13.0 million, which was classified as a non-current liability on the Condensed Consolidated Balance Sheets. The total purchase consideration was allocated as follows: $31.7 million to identifiable intangible assets, $26.4 million to net tangible assets, $8.0 million to deferred tax liabilities, and $31.6 million to goodwill. The total purchase consideration is preliminary, and as additional information becomes available, we may further revise it during the remainder of the measurement period, which will not exceed 12 months from the closing of the acquisition. The $31.6 million of goodwill was assigned to the Wafer Inspection and Patterning reporting unit, and the amount recognized was not deductible for tax purposes.
We have included the financial results of the acquisition completed during the first quarter of the fiscal year 2022 in our Condensed Consolidated Financial Statements from the date of acquisition. These results were not material to our Condensed Consolidated Financial Statements.
As of December 31, 2021, we have $23.2 million of contingent consideration recorded for this acquisition and other acquisitions from the fiscal year ended June 30, 2019, of which $1.1 million is classified as a current liability and $22.1 million as a non-current liability on the Condensed Consolidated Balance Sheet.

For additional details, please refer to Note 6 “Business Combinations” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
NOTE 7 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the current and prior quarters’ business combinations. We have four reportable segments and six operating segments. The operating segments are determined to be the same as reporting units. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements. The following table presents changes in goodwill carrying value during the six months ended December 31, 2021(1):

(In thousands)	Wafer Inspection and Patterning	Global Service and Support (“GSS”)	Specialty Semiconductor Process	PCB and Display	Component Inspection	Total
Balance as of June 30, 2021	$416,860	$25,908	$681,858	$872,971	$13,575	$2,011,172
Acquired goodwill	31,621	—	—	—	—	31,621
Foreign currency adjustments	1	—	—	—	—	1
Balance as of December 31, 2021	$448,482	$25,908	$681,858	$872,971	$13,575	$2,042,794
_________________
(1)No goodwill was assigned to the Other reporting unit and, accordingly, it was excluded from the table above.
Goodwill is not subject to amortization but is tested for impairment annually during the third fiscal quarter, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
As of December 31, 2021, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the annual assessment performed in the third quarter of the fiscal year ended June 30, 2021. There was no goodwill impairment as a result of that assessment. For additional details, refer to Note 7 “Goodwill and Purchased Intangible Assets” to our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of December 31, 2021			As of June 30, 2021
Category	Range of Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-8	$1,400,191	$581,249	$818,942	$1,382,612	$499,219	$883,393
Customer relationships	4-9	313,317	148,452	164,865	305,817	131,386	174,431
Trade name / Trademark	4-7	117,983	60,707	57,276	117,383	53,493	63,890
Backlog and other	<1-9	52,836	50,522	2,314	50,403	49,962	441
Intangible assets subject to amortization		1,884,327	840,930	1,043,397	1,856,215	734,060	1,122,155
In-process research and development		67,656	6,062	61,594	63,256	100	63,156
Total		$1,951,983	$846,992	$1,104,991	$1,919,471	$734,160	$1,185,311

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
As of December 31, 2021, there were no impairment indicators for purchased intangible assets.

Amortization expense for purchased intangible assets for the periods indicated below was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2021	2020	2021	2020
Amortization expense - Costs of revenues	$41,124	$38,738	$82,248	$75,778
Amortization expense - SG&A	12,389	12,301	24,778	25,730
Amortization expense - Research and development	31	31	62	62
Total	$53,544	$51,070	$107,088	$101,570
Based on the purchased intangible assets gross carrying amount recorded as of December 31, 2021, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2022 (remaining six months)	$107,197
2023	212,659
2024	209,665
2025	197,596
2026	182,271
2027 and thereafter	134,009
Total	$1,043,397
NOTE 8 – DEBT
The following table summarizes our debt as of December 31, 2021 and June 30, 2021:

	As of December 31, 2021		As of June 30, 2021
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 4.650% Senior Notes due on November 1, 2024	$1,250,000	4.682%	$1,250,000	4.682%
Fixed-rate 5.650% Senior Notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Fixed-rate 4.100% Senior Notes due on March 15, 2029	800,000	4.159%	800,000	4.159%
Fixed-rate 5.000% Senior Notes due on March 15, 2049	400,000	5.047%	400,000	5.047%
Fixed-rate 3.300% Senior Notes due on March 1, 2050	750,000	3.302%	750,000	3.302%
Fixed-rate 3.590% Note Payable due on February 20, 2022	20,000	2.300%	20,000	2.300%
Total	3,470,000		3,470,000
Unamortized discount/premium, net	(6,878)		(7,168)
Unamortized debt issuance costs	(19,016)		(20,065)
Total	$3,444,106		$3,442,767
Reported as:
Short-term debt	$20,000		$20,000
Long-term debt	3,424,106		3,422,767
Total	$3,444,106		$3,442,767
As of December 31, 2021, future minimum principal payments for our debt are as follows: $20.0 million in fiscal year 2022, $1.25 billion in fiscal year 2025 and $2.20 billion after fiscal year 2026.
Senior Notes and Debt Redemption
In February 2020, we issued $750.0 million aggregate principal amount of senior, unsecured long-term notes (the “2020 Senior Notes”). In March 2019 and November 2014, we issued $1.20 billion (the “2019 Senior Notes”) and $2.50 billion (the “2014 Senior Notes,” and, together with the 2019 Senior Notes and the 2020 Senior Notes, the “Senior Notes”), respectively, aggregate principal amount of senior, unsecured long-term notes. In each of the second quarters of fiscal 2018 and 2020, we repaid $250.0 million of the 2014 Senior Notes and in the third quarter of fiscal 2020 we repaid another $500.0 million of the 2014 Senior Notes using the proceeds from the issuance of the 2020 Senior Notes, bringing the outstanding aggregate principal amount of the 2014 Senior Notes to $1.50 billion as of December 31, 2021.
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
In certain circumstances involving a change of control followed by a downgrade of the rating of a series of Senior Notes by at least two of Moody’s Investors Service, S&P Global Ratings and Fitch Inc., unless we have exercised our rights to redeem the Senior Notes of such series, we will be required to make an offer to repurchase all or, at the holder’s option, any part, of each holder’s Senior Notes of that series pursuant to the offer described below (the “Change of Control Offer”). In the Change of Control Offer, we will be required to offer payment in cash equal to 101% of the aggregate principal amount of Senior Notes repurchased plus accrued and unpaid interest, if any, on the Senior Notes repurchased, up to, but not including, the date of repurchase.
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of December 31, 2021 and June 30, 2021 was $3.92 billion and $3.98 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of December 31, 2021, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility
We have in place a Credit Agreement (the “Credit Agreement”) providing for a $1.00 billion unsecured Revolving Credit Facility (the "Revolving Credit Facility") with a maturity date of November 30, 2023. During the first quarter of the fiscal year ending June 30, 2022, we borrowed $300.0 million from the Revolving Credit Facility, which was paid in full in the same quarter. As of December 31, 2021, we had no outstanding borrowings under the Revolving Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the maturity date, at which time such Revolving Credit Facility will terminate, and all outstanding loans under such facility, together with all accrued and unpaid interest, must be repaid. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility will bear interest, at our option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to 175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to our credit rating. As of December 31, 2021, we elected to pay interest on the borrowed amount under the Revolving Credit Facility at LIBOR plus a spread of 100 bps, and we pay an annual commitment fee of 10 bps on the daily undrawn balance of the Revolving Credit Facility.
The Revolving Credit Facility requires us to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, we are required to maintain the maximum leverage ratio as described in the Credit Agreement, on a quarterly basis of 3.00 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of December 31, 2021, our maximum allowed leverage ratio was 3.00 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of December 31, 2021.
Notes Payable
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
NOTE 9 – LEASES
We have operating leases for facilities, vehicles and other equipment. Our facility leases are primarily used for administrative functions, research and development (“R&D”), manufacturing, and storage and distribution. Our finance leases are not material.
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
Lease expense was $9.1 million and $18.3 million for the three and six months ended December 31, 2021, respectively, and $10.0 million and $19.6 million for the three and six months ended December 31, 2020, respectively. Expense related to short-term leases, which are not recorded on the Condensed Consolidated Balance Sheets, was not material for three and six months ended December 31, 2021 and 2020. As of December 31, 2021 and June 30, 2021, the weighted-average remaining lease term was 4.3 years and 4.6 years, respectively, and the weighted-average discount rate for operating leases was 1.62% and 1.64%, respectively.
Supplemental cash flow information related to leases was as follows:

	Six Months Ended December 31,
In thousands	2021	2020
Operating cash outflows from operating leases	$19,050	$19,253
Right of use assets obtained in exchange for new operating lease liabilities	$11,389	$20,584
Maturities of lease liabilities as of December 31, 2021 were as follows:

Fiscal Year Ending June 30:	(In thousands)
2022 (remaining six months)	$18,100
2023	27,797
2024	17,891
2025	12,716
2026	9,633
2027 and thereafter	12,798
Total lease payments	98,935
Less imputed interest	(3,915)
Total	$95,020
As of December 31, 2021, we did not have any material leases that had not yet commenced.
NOTE 10 – EQUITY, LONG-TERM INCENTIVE COMPENSATION PLANS AND NON-CONTROLLING INTEREST
Equity Incentive Program
As of December 31, 2021, 9.9 million shares remained available for issuance under our 2004 Equity Incentive Plan (the “2004 Plan”). For details of the 2004 Plan refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

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
As of December 31, 2021, there were 23,788 shares of our common stock underlying the outstanding Assumed restricted stock units (“RSUs”) under the Assumed Equity Plans. For details on the Assumed Equity Plans refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
Equity Incentive Plans - General Information
The following table summarizes the combined activity under our equity incentive plans:

(In thousands)	Available For Grant(1) (2)
Balance as of June 30, 2021	10,253
RSUs granted(3)	(467)
RSUs granted adjustment(4)	39
RSUs canceled	62
Balance as of December 31, 2021	9,887
__________________
(1)The number of RSUs reflects the application of the award multiplier of 2.0x to calculate the impact of the award on the shares reserved under the 2004 Plan.
(2)No additional stock options, RSUs or other awards will be granted under the Assumed Equity Plans.
(3)Includes RSUs granted to senior management during the six months ended December 31, 2021 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such RSUs that are deemed to have been earned) (“performance-based RSUs”). This line item includes all such performance-based RSUs granted during the six months ended December 31, 2021 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.2 million shares for the six months ended December 31, 2021 reflects the application of the multiplier described above).
(4)Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance-based vesting criteria during the six months ended December 31, 2021.
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
The following table shows stock-based compensation expense for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2021	2020	2021	2020
Stock-based compensation expense by:
Costs of revenues	$4,094	$4,104	$7,932	$7,771
R&D	4,901	5,225	9,595	10,696
SG&A	18,771	17,498	35,455	35,352
Total stock-based compensation expense	$27,766	$26,827	$52,982	$53,819

Stock-based compensation capitalized as inventory as of December 31, 2021 and June 30, 2021 was $7.4 million and $8.0 million, respectively.
Restricted Stock Units
The following table shows the activity and weighted-average grant date fair values for RSUs during the six months ended December 31, 2021:

	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding RSUs as of June 30, 2021(2)	1,710	$133.76
Granted(3)	234	$356.39
Granted adjustments	(19)	$118.47
Vested and released	(226)	$126.60
Withheld for taxes	(148)	$126.60
Forfeited	(35)	$137.88
Outstanding RSUs as of December 31, 2021(2)	1,516	$169.87
__________________
(1)Share numbers reflect actual shares subject to awarded RSUs.
(2)Includes performance-based RSUs.
(3)This line item includes performance-based RSUs granted during the six months ended December 31, 2021 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.1 million shares for the six months ended December 31, 2021).
The RSUs granted by us generally vest as follows: with respect to awards with only service-based vesting criteria, over periods ranging from two to four years; with respect to awards with both performance-based and service-based vesting criteria, in two equal installments on the third and fourth anniversaries of the grant date; and with respect to awards with both market-based and service-based vesting criteria, in three equal installments on the third, fourth and fifth anniversaries of the grant date, in each case subject to the recipient remaining employed by us as of the applicable vesting date. The RSUs granted to the independent members of the Board of Directors vest annually.
The following table shows the weighted-average grant date fair value per unit for the RSUs granted, vested, and tax benefits realized by us in connection with vested and released RSUs for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except for weighted-average grant date fair value)	2021	2020	2021	2020
Weighted-average grant date fair value per unit	$393.67	$220.53	$356.39	$202.60
Grant date fair value of vested RSUs	$10,563	$23,267	$47,303	$50,569
Tax benefits realized by us in connection with vested and released RSUs	$4,913	$6,694	$13,921	$13,431
As of December 31, 2021, the unrecognized stock-based compensation expense balance related to RSUs was $177.5 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.4 years. The intrinsic value of outstanding RSUs as of December 31, 2021 was $652.2 million.
Cash-Based Long-Term Incentive Compensation
We have adopted a cash-based long-term incentive (“Cash LTI”) program (“Cash LTI Plan”) for many of our employees as part of our employee compensation program. Executives and non-employee members of the Board of Directors do not participate in the Cash LTI Plan. During the six months ended December 31, 2021 and 2020, we approved Cash LTI awards of $12.9 million and $4.1 million, respectively. Cash LTI awards issued to employees under the Cash LTI Plan will vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date. During the three months ended December 31, 2021 and 2020 we recognized $22.2 million and $17.3 million, respectively, in compensation expense under the Cash LTI Plan. During the six months ended December 31, 2021 and 2020, we recognized $44.0 million and $36.7 million, respectively, in compensation expense under the Cash LTI Plan. As of December 31, 2021, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $184.5 million. For details, refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
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
The offering period (or length of the look-back period) under the ESPP has a duration of six months, and the purchase price with respect to each offering period, until otherwise amended, equal to 85% of the lesser of (i) the fair market value of our common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of our common stock on the purchase date. We estimate the fair value of purchase rights under the ESPP using a Black-Scholes model.
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Stock purchase plan:
Expected stock price volatility	34.9%	51.9%	34.9%	51.9%
Risk-free interest rate	0.1%	0.7%	0.1%	0.7%
Dividend yield	1.4%	1.9%	1.4%	1.9%
Expected life (in years)	0.5	0.5	0.5	0.5
The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Total cash received from employees for the issuance of shares under the ESPP	$36,912	$26,356	$36,912	$26,356
Number of shares purchased by employees through the ESPP	139	161	139	161
Tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP	$231	$272	$1,198	$1,164
Weighted-average fair value per share based on Black-Scholes model	$71.82	$52.23	$71.82	$52.23
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which we estimate will be required to be issued under the ESPP during the forthcoming fiscal year. As of December 31, 2021, a total of 2.1 million shares were reserved and available for issuance under the ESPP.
Quarterly Cash Dividends
On December 1, 2021, we paid a quarterly cash dividend of $1.05 per share to stockholders of record as of the close of business on November 15, 2021. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended December 31, 2021 and 2020 was $159.1 million and 139.6 million, respectively. The total amount of regular quarterly cash dividends and dividend equivalents paid during the six months ended December 31, 2021 and 2020 was $322.0 million and $280.7 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of December 31, 2021 and June 30, 2021 was $10.4 million and $10.3 million, respectively. These amounts will be paid upon vesting of the underlying RSUs.

Non-Controlling Interest
We have consolidated the results of Orbograph Ltd. (“Orbograph”), in which we own approximately 94% of the outstanding equity interest. Orbograph is engaged in the development and marketing of character recognition solutions to banks, financial and other payment processing institutions and healthcare providers.
During the fourth quarter of fiscal 2020, we entered into an Asset Purchase Agreement to sell certain core assets of Orbotech LT Solar, LLC (“OLTS”), which was engaged in the research, development and marketing of products for the deposition of thin film coating of various materials on crystalline silicon photovoltaic wafers for solar energy panels through plasma-enhanced chemical vapor deposition. The sale was completed in the first quarter of fiscal 2021 and the proceeds were not material. We consolidate the results of OLTS, which is considered a non-strategic business, of which we own 97% of the outstanding equity interest as of December 31, 2021.
NOTE 11 – STOCK REPURCHASE PROGRAM
Our Board of Directors has authorized a program that permits us to repurchase our common stock. As of June 30, 2021, there was an aggregate of approximately $93 million remaining available for repurchase under previous authorizations, and on July 29, 2021, the Board of Directors authorized an additional $2.00 billion. The intent of this program is to offset the dilution from our equity incentive plans, shares issued in connection with purchases under our ESPP, as well as to return excess cash to our stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases were made in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder, such as Rule 10b-18 and, if pursuant to a written plan, Rule 10b5-1. This stock repurchase program has no expiration date and may be suspended at any time. As of December 31, 2021, an aggregate of $1.26 billion was available for repurchase under the stock repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2021	2020	2021	2020
Number of shares of common stock repurchased	1,104	774	2,294	1,801
Total cost of repurchases	$429,874	$177,492	$829,551	$371,389
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
The following table sets forth the computation of basic and diluted net income per share attributable to KLA:

(In thousands, except per share amounts)	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Numerator:
Net income attributable to KLA	$717,444	$457,251	$1,785,861	$877,818
Denominator:
Weighted-average shares - basic, excluding unvested RSUs	151,251	154,273	151,791	154,777
Effect of dilutive RSUs and options	1,080	1,287	1,095	1,280
Weighted-average shares - diluted	152,331	155,560	152,886	156,057
Basic net income per share attributable to KLA	$4.74	$2.96	$11.77	$5.67
Diluted net income per share attributable to KLA	$4.71	$2.94	$11.68	$5.62
Anti-dilutive securities excluded from the computation of diluted net income per share	—	—	5	—

NOTE 13 – INCOME TAXES
The following table provides details of income taxes:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollar amounts in thousands)	2021	2020	2021	2020
Income before income taxes	$926,905	$527,402	$1,693,253	$1,011,208
Provision (benefit) for income taxes	$209,388	$70,419	$(92,749)	$134,083
Effective tax rate	22.6%	13.4%	(5.5)%	13.3%
Our effective tax rate is higher than the U.S. federal statutory rate during the three months ended December 31, 2021 primarily due to a non-recurring tax expense resulting from a new Israel tax law enacted on November 15, 2021; partially offset by the proportion of earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate and the proportion of U.S. earnings eligible for the Foreign Derived Intangible Income deduction. The new Israel tax law limits our ability to maintain our previous assertion that certain historical earnings of our subsidiaries were permanently reinvested in Israel. Given this, we recorded a deferred tax liability and related tax expense of $163.7 million during the three months ended December 31, 2021 for the future Israel income tax due upon repatriation of these historical earnings in accordance with the new Israel tax law.
Our effective tax rate is lower than the U.S. federal statutory rate during the six months ended December 31, 2021 primarily due to a non-recurring tax benefit resulting from the intra-entity transfers of certain intellectual property rights (“IP rights”). During the six months ended December 31, 2021, we completed intra-entity transfers of IP rights to one of our Singapore subsidiaries in order to better align the ownership of these rights with how our business operates. The transfers did not result in taxable gains; however, our Singapore subsidiary recognized deferred tax assets for the book and tax basis difference of the eligible transferred IP rights. As a result of these transactions, we recorded deferred tax assets and related tax benefits of $394.5 million, based on the fair value of the eligible IP rights transferred in September 2021. The tax-deductible amortization related to the eligible transferred IP rights will be recognized over 15 years as allowed under Singapore tax law.
In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to U.S. federal income tax examinations for all years beginning from the fiscal year ended June 30, 2018 and are under United States income tax examination for the fiscal year ended June 30, 2018, June 30, 2019 and June 30, 2020. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2017. We are also subject to examinations in other major foreign jurisdictions, including Singapore and Israel, for all years beginning from the calendar year ended December 31, 2012. We are under audit in Germany related to Orbotech for the calendar years ended December 31, 2013 to December 31, 2015.
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
NOTE 15 – COMMITMENTS AND CONTINGENCIES
Factoring. We have factoring agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. We do not believe we are at risk for any material losses as a result of these agreements. In addition, we periodically sell certain letters of credit (“LC”), without recourse, received from customers in payment for goods and services.
The following table shows total receivables sold under factoring agreements and proceeds from sales of LC for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2021	2020	2021	2020
Receivables sold under factoring agreements	$79,918	$49,917	$147,036	$138,562
Proceeds from sales of LC	$19,493	$21,709	$41,166	$40,839
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
Purchase Commitments. We maintain commitments to purchase inventory from our suppliers as well as goods, services and other assets in the ordinary course of business. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our estimate of our significant purchase commitments primarily for material, services, supplies and asset purchases is approximately $2.5 billion as of December 31, 2021, which are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash LTI Plan. As of December 31, 2021, we have committed $245.5 million for future payment obligations under our Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three- or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date.
Guarantees and Contingencies. We maintain guarantee arrangements available through various financial institutions for up to $84.7 million, of which $59.5 million had been issued as of December 31, 2021, primarily to fund guarantees to customs authorities for value-added tax and other operating requirements of our subsidiaries in Europe, Israel and Asia.
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
In January 2020, we entered into a series of forward contracts (the “2020 Rate Lock Agreements”) with a notional amount of $350.0 million in aggregate to lock the benchmark interest rate on a portion of the 2020 Senior Notes. The 2020 Rate Lock Agreements were terminated on the date of the pricing of the 2020 Senior Notes and we recorded the fair value of $21.5 million as a loss within AOCI as of March 31, 2020, which is being amortized over the life of the debt. We entered into similar forward contracts in prior years to lock the benchmark interest rates prior to expected debt issuances, for which the original fair values of $13.6 million loss in fiscal 2019 and $7.5 million gain in fiscal 2015 were recognized in AOCI, and are being amortized to interest expense over the lives of the associated debt. We recognized net expenses of $0.3 million and $0.6 million for the three and six months ended December 31, 2021, respectively, and net expenses of $0.3 million and $0.6 million for the three and six months ended December 31, 2020, respectively, for the amortization of the net of the three rate lock agreements that had been recognized in AOCI, which increased the interest expense on a net basis. As of December 31, 2021, the aggregate unamortized portion of the fair value of the forward contracts for the Rate Lock Agreements was $28.4 million.

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

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2021	2020	2021	2020
Derivatives Designated as Cash Flow Hedging Instruments:
Foreign exchange contracts:
Amounts included in the assessment of effectiveness	$6,749	$(1,310)	$7,602	$(2,182)
Amounts excluded from the assessment of effectiveness	$(8)	$(47)	$(9)	$(93)
Derivatives Designated as Net Investment Hedging Instruments:
Foreign exchange contracts(1):	$(293)	$—	$357	$—
    __________________
(1)No amounts were reclassified from AOCI into earnings related to the sale of a subsidiary, as there were no such sales during the periods presented.
The locations and amounts of designated and non-designated derivatives’ gains and losses reported in the Condensed Consolidated Statements of Operations for the indicated periods were as follows:

	Three Months Ended December 31,				Three Months Ended December 31,
	2021				2020
(In thousands)	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$2,352,630	$1,386,672	$37,852	$1,201	$1,650,870	$1,080,706	$38,880	$3,882
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from AOCI to earnings	$—	$—	$(279)	$—	$—	$—	$(279)	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from AOCI to earnings	$1,643	$(348)	$—	$—	$(560)	$(125)	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(104)	$—	$—	$658	$(151)	$—	$—	$—
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$5,994	$—	$—	$—	$2,661

	Six Months Ended December 31,				Six Months Ended December 31,
	2021				2020
(In thousands)	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$4,436,468	$2,651,710	$76,164	$15,341	$3,189,490	$2,092,937	$78,266	$7,079
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from AOCI to earnings	$—	$—	$(558)	$—	$—	$—	$(558)	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from AOCI to earnings	$3,486	$(580)	$—	$—	$(650)	$425	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(218)	$—	$—	$1,315	$(278)	$—	$—	$—
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$7,063	$—	$—	$—	$(2,937)
The U.S. dollar equivalent of all outstanding notional amounts of foreign currency hedge contracts, with maximum remaining maturities of approximately eleven months as of the dates indicated below, were as follows:

	As of	As of
(In thousands)	December 31, 2021	June 30, 2021
Cash flow hedge contracts - foreign currency
Purchase	$125,914	$12,550
Sell	$177,766	$134,845
Net Investment hedge contracts - foreign currency
Sell	$66,848	$66,848
Other foreign currency hedge contracts
Purchase	$386,460	$264,292
Sell	$342,420	$278,635

The locations and fair value of our derivatives reported in our Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	As of	As of	Balance Sheet	As of	As of
	Location	December 31, 2021	June 30, 2021	Location	December 31, 2021	June 30, 2021
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$8,057	$3,940	Other current liabilities	$(175)	$272
Total derivatives designated as hedging instruments		8,057	3,940		(175)	272
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	5,982	4,312	Other current liabilities	(3,642)	2,535
Total derivatives not designated as hedging instruments		5,982	4,312		(3,642)	2,535
Total derivatives		$14,039	$8,252		$(3,817)	$2,807
The changes in AOCI, before taxes, related to derivatives for the indicated periods were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2021	2020	2021	2020
Beginning AOCI	$(25,546)	$(30,574)	$(25,830)	$(29,602)
Amount reclassified to earnings as net (gains) losses	(912)	1,115	(2,130)	1,061
Net change in unrealized gains (losses)	5,627	(1,357)	7,129	(2,275)
Ending AOCI	$(20,831)	$(30,816)	$(20,831)	$(30,816)
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

As of December 31, 2021				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$14,039	$—	$14,039	$(3,427)	$—	$10,612
Derivatives - Liabilities	$(3,817)	$—	$(3,817)	$3,427	$—	$(390)

As of June 30, 2021				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
Description	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$8,252	$—	$8,252	$(2,492)	$—	$5,760
Derivatives - Liabilities	$(2,807)	$—	$(2,807)	$2,492	$—	$(315)

NOTE 17– RELATED PARTY TRANSACTIONS
During the three and six months ended December 31, 2021 and 2020, we purchased from, or sold to, several entities where one or more of our executive officers or members of our Board of Directors or their immediate family members were, during the periods presented, an executive officer or a board member of a subsidiary, or in the case of The Vanguard Group, Inc., together with its affiliates, beneficially owns more than 10% of our outstanding stock, including Ansys, Inc., Citrix Systems, Inc., HP Inc., Keysight Technologies, Inc., and for the three and six months ended December 31, 2020 Proofpoint, Inc. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2021	2020	2021	2020
Total revenues	$264	$324	$623	$638
Total purchases	$193	$279	$272	$571
Our receivable balances from these parties were $0.9 million and $1.3 million as of December 31, 2021 and June 30, 2021, respectively. Our payable balances to these parties were immaterial as of December 31, 2021 and June 30, 2021.
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
We have four reportable segments: Semiconductor Process Control (“SPC”); Specialty Semiconductor Process; Printed Circuit Board (“PCB”), Display and Component Inspection; and Other. The reportable segments are determined based on several factors including, but not limited to, customer base, homogeneity of products, technology, delivery channels and similar economic characteristics.
Semiconductor Process Control
The SPC segment offers a comprehensive portfolio of inspection, metrology and data analytics products, and related service, which helps integrated circuit ("IC") manufacturers achieve target yield throughout the entire semiconductor fabrication process – from R&D to final volume production. Our differentiated products and services are designed to provide comprehensive solutions that help our customers accelerate development and production ramp cycles, achieve higher and more stable semiconductor die yields and improve their overall profitability. This reportable segment is comprised of two operating segments, Wafer Inspection and Patterning and GSS.
Specialty Semiconductor Process
The Specialty Semiconductor Manufacturing segment develops and sells advanced vacuum deposition and etching process tools, which are used by a broad range of specialty semiconductor customers, including manufacturers of microelectromechanical systems, radio frequency communication chips and power semiconductors for automotive and industrial applications. This reportable segment is comprised of one operating segment.
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

The CODM assesses the performance of each operating segment and allocates resources to those segments based on total revenues and segment gross profit and does not evaluate the segments using discrete asset information. Segment gross profit excludes corporate allocations and effects of foreign currency exchange rates, amortization of intangible assets, amortization of inventory fair value adjustments, and transaction costs associated with our acquisitions related to costs of revenues.
The following is a summary of results for each of our four reportable segments for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2021	2020	2021	2020
SPC:
Revenues	$2,052,202	$1,380,184	$3,831,285	$2,648,138
Segment gross profit	1,342,937	884,090	2,504,866	1,698,900
Specialty Semiconductor Process:
Revenues	112,738	90,587	214,767	179,540
Segment gross profit	60,274	51,171	114,995	101,099
PCB, Display and Component Inspection:
Revenues	187,977	179,267	390,785	360,444
Segment gross profit	82,322	84,584	176,798	174,753
Other:
Revenues	—	449	—	590
Segment gross profit	—	(121)	—	(108)
Totals:
Revenues for reportable segments	$2,352,917	$1,650,487	$4,436,837	$3,188,712
Segment gross profit	$1,485,533	$1,019,724	$2,796,659	$1,974,644

The following table reconciles total revenues for reportable segments to total revenues for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2021	2020	2021	2020
Total revenues for reportable segments	$2,352,917	$1,650,487	$4,436,837	$3,188,712
Corporate allocations and effects of changes in foreign currency exchange rates	(287)	383	(369)	778
Total revenues	$2,352,630	$1,650,870	$4,436,468	$3,189,490

The following table reconciles total segment gross profit to total income before income taxes for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2021	2020	2021	2020
Total segment gross profit	$1,485,533	$1,019,724	$2,796,659	$1,974,644
Acquisition-related charges, corporate allocations, and effects of changes in foreign currency exchange rates(1)	41,065	38,587	81,977	75,449
R&D	265,031	229,064	523,184	448,102
SG&A	213,479	181,909	406,740	354,540
Interest expense	37,852	38,880	76,164	78,266
Other expense (income), net	1,201	3,882	15,341	7,079
Income before income taxes	$926,905	$527,402	$1,693,253	$1,011,208
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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2021		2020		2021		2020
Revenues:
Taiwan	$776,442	33%	$380,785	23%	$1,403,526	31%	$749,886	24%
China	544,537	23%	382,157	23%	1,229,693	28%	868,246	27%
Korea	323,095	14%	347,947	21%	562,278	13%	537,465	17%
North America	271,594	12%	214,808	13%	449,334	10%	384,984	12%
Japan	196,282	8%	156,721	10%	371,449	8%	321,140	10%
Europe and Israel	175,195	7%	100,201	6%	262,635	6%	183,318	6%
Rest of Asia	65,485	3%	68,251	4%	157,553	4%	144,451	4%
Total	$2,352,630	100%	$1,650,870	100%	$4,436,468	100%	$3,189,490	100%
The following is a summary of revenues by major product categories for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2021		2020		2021		2020
Revenues:
Wafer Inspection	$1,104,032	48%	$687,030	42%	$1,991,544	45%	$1,206,581	38%
Patterning	508,785	22%	307,512	19%	948,376	21%	678,444	21%
Specialty Semiconductor Process	104,932	4%	71,978	4%	198,052	4%	146,005	5%
PCB, Display and Component Inspection	121,750	5%	115,825	7%	259,637	6%	236,451	7%
Services	456,861	19%	412,847	25%	910,811	21%	805,972	25%
Other	56,270	2%	55,678	3%	128,048	3%	116,037	4%
Total	$2,352,630	100%	$1,650,870	100%	$4,436,468	100%	$3,189,490	100%
Wafer Inspection and Patterning products are offered in the SPC segment. Services are offered in multiple segments. Other includes primarily refurbished systems, remanufactured legacy systems, and enhancements and upgrades for previous-generation products that are part of the SPC segment.
In the three months ended December 31, 2021, two customers accounted for approximately 26% and 10% of total revenues. In the three months ended December 31, 2020 two customers each accounted for approximately 14% of total revenues. In the six months ended December 31, 2021, one customer accounted for approximately 25% of total revenues. In the six months ended December 31, 2020, two customers accounted for approximately 14% and 13% of total revenues. One customer on an individual basis accounted for greater than 10% of net accounts receivable at December 31, 2021 and at June 30, 2021, respectively.

Land, property and equipment, net by geographic region as of the dates indicated below were as follows:

	As of	As of
(In thousands)	December 31, 2021	June 30, 2021
Land, property and equipment, net:
United States	$490,597	$447,359
Singapore	79,880	76,882
Israel	65,269	57,403
Europe	55,262	56,895
Rest of Asia	26,170	24,488
Total	$717,178	$663,027
NOTE 19 – RESTRUCTURING CHARGES
From time to time, management approves restructuring plans including workforce reductions in an effort to streamline operations.
Restructuring charges were $0.5 million and $4.6 million for the three months ended December 31, 2021 and 2020, respectively. Restructuring charges were $0.9 million and $8.1 million for the six months ended December 31, 2021 and 2020, respectively. Restructuring charges for the three and six months ended December 31, 2020, included $1.0 million and $2.0 million, respectively, of non-cash charges for accelerated depreciation related to certain right-of-use assets and fixed assets to be abandoned. As of December 31, 2021 and June 30, 2021, the accrual for restructuring charges was $2.9 million and $3.3 million, respectively.

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
•Our ability to attract, onboard and retain key personnel;
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
For a more detailed discussion of these and other risk factors that might cause or contribute to differences from the forward-looking statements in this report, see Part II, Item 1A, “Risk Factors” in this report as well as Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2021. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”). You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation and do not intend to update the forward-looking statements in this report after the date hereof.
EXECUTIVE SUMMARY
We are a leading supplier of process control and yield management solutions and services for the semiconductor and related electronics industries. Our broad portfolio of inspection and metrology products, and related service, software and other offerings, support R&D and manufacturing of integrated circuits (“IC”), wafers and reticles. Our products, services and expertise are used by our customers to measure, detect, analyze and resolve critical and nanometric level product defects, helping them to manage manufacturing process challenges and to obtain higher finish product yields at lower cost. We also offer advanced technology solutions to address various manufacturing needs of Printed Circuit Boards (“PCB”), Flat Panel Displays (“FPD”), Specialty Semiconductor Devices and other electronic components, including advanced packaging, light-emitting diodes, power devices, compound semiconductors, and data storage, as well as general materials research.
The pervasive and increasing needs for semiconductors in many consumer and industrial products, the rapid proliferation of new applications for more advanced semiconductor devices, and the increasing complexity associated with leading edge semiconductor manufacturing drives demand for our process control and yield management solutions, and this demand is expected to continue for the foreseeable future. At the same time, technology is transforming how we live and work, and the data driven economy is fundamentally changing how businesses operate and deliver value. This digital transformation is enabling secular demand drivers such as High-Performance Computing, Artificial Intelligence, Machine Learning, and rapid growth in new automotive electronics and 5G communications markets. Each trend is driving investments and innovation in advanced Logic and Memory semiconductor devices, as well as new and increasingly more complex advanced packaging and PCB technologies. The favorable end-market dynamics are driving our customers to make increased investments in our process control and yield management solutions as part of their overall capital investment plans. These trends also drive demand for our other products such as those used in PCB, FPD and Specialty Semiconductor manufacturing, where the increase in technology complexity is expected to continue and further accelerate as more devices become interconnected and dependent on other electronic devices. As a result of these factors, we saw a general strengthening of demand for our products throughout fiscal 2021 and in the first half of fiscal 2022. We continue to focus on our close collaborative relationships with our customers, which allows us improved insight into customer demand to more efficiently manage our business, ranging from product development to balancing inventory levels, in order to meet their needs.
We are organized into four reportable segments. We manage our Specialty Semiconductor Process and PCB, Display and Component Inspection reporting segments within our Electronics, Packaging and Components (“EPC”) group.
•Semiconductor Process Control (“SPC”): a comprehensive portfolio of inspection, metrology and data analytics products as well as related service offerings that help IC manufacturers achieve target yields throughout the semiconductor fabrication process.
•Specialty Semiconductor Process: advanced vacuum deposition and etching process tools used by a broad range of specialty semiconductor customers.
•PCB, Display and Component Inspection: a range of inspection, testing and measurement, and direct imaging for patterning products used by manufacturers of PCBs, FPDs, advanced packaging, microelectromechanical systems and other electronic components.
•Other: products that do not fall into the three segments above.

China is emerging as a major region for manufacturing of logic and memory chips, adding to its role as the world’s largest consumer of ICs. Additionally, a significant portion of global FPD and PCB manufacturing has migrated to China. Government initiatives are propelling China to expand its domestic manufacturing capacity and attracting investment from semiconductor manufacturers from Taiwan, Korea, Japan and the United States. Although China is currently seen as an important long-term growth region for the semiconductor and electronics capital equipment sector, the United States Department of Commerce (“Commerce”) has added certain China-based entities to the U.S. Entity List, restricting our ability to provide products and services to such entities without a license. In addition, Commerce has imposed export licensing requirements on China-based customers engaged in military end uses, as well as requiring our customers to obtain an export license when they use certain semiconductor capital equipment based on U.S. technology to manufacture products connected to Huawei or its affiliates. While these rules have not significantly impacted our operations to date, such actions by the U.S. government or another country could impact our ability to provide our products and services to existing and potential customers and adversely affect our business. For additional information regarding risks related to our international operations, see Part II, Item 1A, “Risk Factors” in this report.
The following table sets forth some of our key quarterly unaudited financial information:

(In thousands, except net income per share)	Three Months Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Total revenues	$2,352,630	$2,083,838	$1,925,471	$1,803,773	$1,650,870
Costs of revenues	$908,162	$813,624	$772,241	$709,629	$669,733
Gross margin	61%	61%	60%	61%	59%
Net income attributable to KLA(1)	$717,444	$1,068,417	$632,978	$567,496	$457,251
Diluted net income per share attributable to KLA(2)	$4.71	$6.96	$4.10	$3.66	$2.94
__________________
(1)Our net income attributable to KLA increased to $717.4 million in the three months ended December 31, 2021 compared to the three months ended December 31, 2020 primarily as a result of higher revenues partially offset by higher costs of revenues and higher income taxes. Refer to the sections below for further information.
(2)Diluted net income per share is computed independently for each of the quarters presented based on the weighted-average fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly diluted net income per share information may not equal annual (or other multiple-quarter calculations of) diluted net income per share.
Impact of COVID-19
Events surrounding the ongoing COVID-19 pandemic had resulted in a reduction in economic activity across the globe in calendar year 2020 and early 2021. Vaccinations and pandemic containment measures have now created an environment that is driving economic growth, even as the pace of economic recovery remains uneven in various geographies. The resumption of growth has caused us to experience new constraints in our supply chain. Supply chain lead times are extended and shortages have sometimes required us to plan further ahead and increase our purchase commitments to secure critical components on a timely basis. We continue to monitor our supply chain and work with our suppliers to identify and mitigate potential gaps to ensure continuity of supply.
While all of our global sites are currently operational, any local pandemic outbreaks or advent of new variants could require us to temporarily curtail production levels or temporarily cease operations based on government mandates or due to outbreaks affecting our manufacturing employees. We remain committed to the health and safety of our employees, contractors, suppliers, customers and communities, and are following government policies and recommendations designed to slow the spread of COVID-19.
Our efforts to respond to the pandemic have included health screenings, social distancing, employee separation protocols at our facilities, suspension of non-essential business travel and work from home to the extent possible. We have also developed augmented reality-based solutions for remote services that allow for rapid response to customer needs. We are working with government authorities in the jurisdictions where we operate, and continuing to monitor our operations in an effort to ensure we follow government requirements, relevant regulations, industry standards, and best practices to help safeguard our team members, while safely continuing operations to the extent possible at our sites across the globe.
We believe these actions are appropriate and prudent to safeguard our employees, contractors, suppliers, customers, and communities, while allowing us to safely continue operations. We will continue to actively monitor the situation and may take further actions or alter our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities.
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
RESULTS OF OPERATIONS
Revenues and Gross Margin
Revenues
Our business is affected by the concentration of our customer base and our customers’ capital equipment procurement schedules as a result of their investment plans. Our product revenues in any particular period are significantly impacted by the amount of new orders we receive during that period and, depending upon the duration of manufacturing and installation cycles, in the preceding period. Revenue is also impacted by average customer pricing, customer revenue deferrals associated with volume purchase agreements, and the effect of fluctuations in foreign currency exchange rates.
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

	Three Months Ended December 31,		Q2 FY22 vs. Q2 FY21
(Dollar amounts in thousands)	2021	2020
Revenues:
Product	$1,895,769	$1,238,023	$657,746	53%
Service	456,861	412,847	44,014	11%
Total revenues	$2,352,630	$1,650,870	$701,760	43%
Costs of revenues	$908,162	$669,733	$238,429	36%
Gross margin	61.4%	59.4%

	Six Months Ended December 31,		Q2 FY22 YTD vs. Q2 FY21 YTD
(Dollar amounts in thousands)	2021	2020
Revenues:
Product	$3,525,657	$2,383,518	$1,142,139	48%
Service	910,811	805,972	104,839	13%
Total revenues	$4,436,468	$3,189,490	$1,246,978	39%
Costs of revenues	$1,721,786	$1,290,295	$431,491	33%
Gross margin	61.2%	59.5%
Product revenues during the three and six months ended December 31, 2021 increased compared to the three and six months ended December 31, 2020, respectively, primarily due to strong demand for many of our products, especially our inspection portfolio, as well as increases from continued growth in the advanced packaging, 5G infrastructure and specialty semiconductor markets.
Service revenues during the three and six months ended December 31, 2021 increased compared to the three and six months ended December 31, 2020, primarily due to an increase in our installed base.
Revenues by segment(1)

	Three Months Ended December 31,		Q2 FY22 vs. Q2 FY21
(Dollar amounts in thousands)	2021	2020
Revenues:
SPC	$2,052,202	$1,380,184	$672,018	49%
Specialty Semiconductor Process	112,738	90,587	22,151	24%
PCB, Display and Component Inspection	187,977	179,267	8,710	5%
Other	—	449	(449)	(100)%
Total revenues for reportable segments	$2,352,917	$1,650,487	$702,430	43%

	Six Months Ended December 31,		Q2 FY22 YTD vs. Q2 FY21 YTD
(Dollar amounts in thousands)	2021	2020
Revenues:
SPC	$3,831,285	$2,648,138	$1,183,147	45%
Specialty Semiconductor Process	214,767	179,540	35,227	20%
PCB, Display and Component Inspection	390,785	360,444	30,341	8%
Other	—	590	(590)	(100)%
Total revenues for reportable segments	$4,436,837	$3,188,712	$1,248,125	39%
__________
(1)Segment revenues exclude corporate allocations and the effects of changes in foreign currency exchange rates. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements.
Revenues from our SPC segment during the three and six months ended December 31, 2021 increased compared to the three and six months ended December 31, 2020, respectively, primarily due to strong demand for many of our products especially from our inspection portfolio. Revenues in the EPC group during the three and six months ended December 31, 2021 increased compared to the three and six months ended December 31, 2020, respectively, primarily due to continued growth in advanced packaging, 5G infrastructure and specialty semiconductor markets.

Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollar amounts in thousands)	2021		2020		2021		2020
Taiwan	$776,442	33%	$380,785	23%	$1,403,526	31%	$749,886	24%
China	544,537	23%	382,157	23%	1,229,693	28%	868,246	27%
Korea	323,095	14%	347,947	21%	562,278	13%	537,465	17%
North America	271,594	12%	214,808	13%	449,334	10%	384,984	12%
Japan	196,282	8%	156,721	10%	371,449	8%	321,140	10%
Europe and Israel	175,195	7%	100,201	6%	262,635	6%	183,318	6%
Rest of Asia	65,485	3%	68,251	4%	157,553	4%	144,451	4%
Total	$2,352,630	100%	$1,650,870	100%	$4,436,468	100%	$3,189,490	100%
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
The following table summarizes the major factors that contributed to the changes in gross margin:

	Gross Margin
	Three Months Ended	Six Months Ended
December 31, 2020	59.4%	59.5%
Revenue volume of products and services	2.9%	2.8%
Mix of products and services sold	0.2%	—%
Manufacturing labor, overhead and efficiencies	(0.1)%	(0.2)%
Other service and manufacturing costs	(1.0)%	(0.9)%
December 31, 2021	61.4%	61.2%
Changes in gross margin, which are driven by the revenue volume of products and services, reflect our ability to leverage existing infrastructure to generate higher revenues. Changes in gross margin from the mix of products and services sold reflect the impact of changes within the composition of product and service offerings. Changes in gross margin from manufacturing labor, overhead and efficiencies reflect our ability to manage costs and drive productivity as we scale our manufacturing activity to respond to customer requirements, and amortization of intangible assets. Changes in gross margin from other service and manufacturing costs include the impact of customer support costs, including the efficiencies with which we deliver services to our customers, and the effectiveness with which we manage our production plans and inventory risk.
The increase in our gross margin during the comparative periods presented is primarily due to a higher revenue volume of products and services sold, partially offset by an increase in service and manufacturing costs.

Segment gross profit(1)

	Three Months Ended December 31,		Q2 FY22 vs. Q2 FY21
(Dollar amounts in thousands)	2021	2020
Segment gross profit:
SPC	$1,342,937	$884,090	$458,847	52%
Specialty Semiconductor Process	60,274	51,171	9,103	18%
PCB, Display and Component Inspection	82,322	84,584	(2,262)	(3)%
Other	—	(121)	121	(100)%
	$1,485,533	$1,019,724	$465,809	46%

	Six Months Ended December 31,		Q2 FY22 YTD vs. Q2 FY21 YTD
(Dollar amounts in thousands)	2021	2020
Segment gross profit:
SPC	$2,504,866	$1,698,900	$805,966	47%
Specialty Semiconductor Process	114,995	101,099	13,896	14%
PCB, Display and Component Inspection	176,798	174,753	2,045	1%
Other	—	(108)	108	(100)%
	$2,796,659	$1,974,644	$822,015	42%
________________
(1)    Segment gross profit is calculated as segment revenues less segment costs of revenues and excludes corporate allocations, amortization of intangible assets, inventory fair value adjustments, acquisition related costs, and the effects of changes in foreign currency exchange rates. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements.
Gross profit in the SPC segment during the three and six months ended December 31, 2021 increased compared to the three and six months ended December 31, 2020, respectively, primarily due to a higher revenue volume of products and services sold, partially offset by an increase in other service and manufacturing costs. Gross profit in the Specialty Semiconductor Process segment during the three and six months ended December 31, 2021 increased compared to the three and six months ended December 31, 2020, respectively, primarily due to higher revenue volume, partially offset by a less favorable mix of products and services sold. Gross profit in the PCB, Display and Component Inspection segment during the three months ended December 31, 2021 decreased compared to the three months ended December 31, 2020 primarily due to a less favorable mix of products and services sold as well as an increase in other service and manufacturing costs. Gross profit in the PCB, Display and Component Inspection segment for the six months ended December 31, 2021 remained relatively unchanged from the six months ended December 31, 2020.
Research and Development (“R&D”)
R&D expenses may fluctuate with product development phases and project timing as well as our R&D efforts. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs and other expenses.

(Dollar amounts in thousands)	Three Months Ended December 31,		Q2 FY22 vs. Q2 FY21
	2021	2020
R&D expenses	$265,031	$229,064	$35,967	16%
R&D expenses as a percentage of total revenues	11%	14%
R&D expenses during the three months ended December 31, 2021 increased compared to the three months ended December 31, 2020, primarily due to an increase in employee-related expenses of $43.5 million as a result of additional engineering headcount as well as higher employee compensation and benefit costs, partially offset by a decrease in engineering project material costs of $9.0 million.

	Six Months Ended December 31,		Q2 FY22 YTD vs. Q2 FY21 YTD
(Dollar amounts in thousands)	2021	2020
R&D expenses	$523,184	$448,102	$75,082	17%
R&D expenses as a percentage of total revenues	12%	14%
R&D expenses during the six months ended December 31, 2021 increased compared to the six months ended December 31, 2020, primarily due to an increase in employee-related expenses of $71.2 million as a result of additional engineering headcount as well as higher employee compensation and benefit costs, an in-process R&D write-off of $6.0 million, and an increase in consulting costs of $5.6 million, partially offset by a decrease in engineering project material costs of $10.5 million.
Our future operating results will depend significantly on our ability to produce products and provide services that have a competitive advantage in our marketplace. To do this, we believe we must continue to make substantial and focused investments in our R&D. We remain committed to product development in new and emerging technologies.
Selling, General and Administrative (“SG&A”)

	Three Months Ended December 31,		Q2 FY22 vs. Q2 FY21
(Dollar amounts in thousands)	2021	2020
SG&A expenses	$213,479	$181,909	$31,570	17%
SG&A expenses as a percentage of total revenues	9%	11%
SG&A expenses during the three months ended December 31, 2021 increased compared to the three months ended December 31, 2020, primarily due to increases in the following: employee-related expenses of $22.6 million as a result of additional headcount as well as higher employee compensation and benefit costs, facilities-related expense of $2.4 million, depreciation expense of $1.9 million and consulting costs of $1.4 million.

	Six Months Ended December 31,		Q2 FY22 YTD vs. Q2 FY21 YTD
(Dollar amounts in thousands)	2021	2020
SG&A expenses	$406,740	$354,540	$52,200	15%
SG&A expenses as a percentage of total revenues	9%	11%
SG&A expenses during the six months ended December 31, 2021 increased compared to the six months ended December 31, 2020, primarily due to increases in the following: employee-related expenses of $34.1 million as a result of additional headcount as well as higher employee compensation and benefit costs, consulting costs of $6.2 million, facilities-related expense of $3.7 million, depreciation expense of $2.6 million and travel-related expense of $2.2 million.
Restructuring Charges
Restructuring charges were $0.5 million and $4.6 million for the three months ended December 31, 2021 and 2020, respectively. Restructuring charges were $0.9 million and $8.1 million for the six months ended December 31, 2021 and 2020, respectively. Restructuring charges for the three and six months ended December 31, 2020, included $1.0 million and $2.0 million, respectively, of non-cash charges for accelerated depreciation related to certain right-of-use assets and fixed assets to be abandoned. As of December 31, 2021, the accrual for restructuring charges was $2.9 million.
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

(Dollar amounts in thousands)	Three Months Ended December 31,		Q2 FY22 vs. Q2 FY21
	2021	2020
Interest expense	$37,852	$38,880	$(1,028)	(3)%
Other expense (income), net	1,201	3,882	(2,681)	(69)%
Interest expense as a percentage of total revenues	2%	2%
Other expense (income), net as a percentage of total revenues	< 1%	< 1%
Interest expense during the three months ended December 31, 2021 decreased compared to the three months ended December 31, 2020, primarily due to lower interest expense on our Revolving Credit Facility.
Other expense (income), net during the three months ended December 31, 2021 decreased compared to the three months ended December 31, 2020, primarily due to more favorable exchange rates.

(Dollar amounts in thousands)	Six Months Ended December 31,		Q2 FY22 YTD vs. Q2 FY21 YTD
	2021	2020
Interest expense	$76,164	$78,266	$(2,102)	(3)%
Other expense (income), net	$15,341	$7,079	8,262	117%
Interest expense as a percentage of total revenues	2%	2%
Other expense (income), net as a percentage of total revenues	< 1%	< 1%
Interest expense during the six months ended December 31, 2021 decreased compared to the six months ended December 31, 2020, primarily due to lower interest expense on our Revolving Credit Facility.
Other expense (income), net during the six months ended December 31, 2021 increased compared to the six months ended December 31, 2020, primarily due to a fair value loss of $8.9 million from an equity security in the six months ended December 31, 2021..
Provision for Income Taxes
The following table provides details of income taxes:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollar amounts in thousands)	2021	2020	2021	2020
Income before income taxes	$926,905	$527,402	$1,693,253	$1,011,208
Provision (benefit) for income taxes	209,388	70,419	(92,749)	134,083
Effective tax rate	22.6%	13.4%	(5.5)%	13.3%
The effective tax rate during the three months ended December 31, 2021 was higher compared to the three months ended December 31, 2020 primarily due to the impact of the following items:
•Tax expense increased by $163.7 million during the three months ended December 31, 2021 relating to a non-recurring tax expense resulting from a new Israel tax law enacted on November 15, 2021. The new Israel tax law limits our ability to maintain our previous representation that the historical earnings were permanently reinvested in Israel. We recorded deferred tax liability and related tax expense of $163.7 million in accordance with the new Israel tax law; partially offset by
•Tax expense decreased by $69.1 million during the three months ended December 31, 2021 relating to an internal restructuring reducing the deferred tax liability on unremitted earnings.
The effective tax rate during the six months ended December 31, 2021 was lower compared to the six months ended December 31, 2020 primarily due to the impact of the following items:
•Tax expense decreased by $394.5 million during the six months ended December 31, 2021 relating to a non-recurring tax benefit resulting from the intra-entity transfers of certain intellectual property rights (“IP rights”). During the three months ended September 30, 2021, we completed intra-entity transfers of IP rights to one of our Singapore subsidiaries in order to better align the ownership of these rights with how our business operates. The transfers did not result in taxable gains; however, our Singapore subsidiary recognized deferred tax assets for the book and tax basis difference of the eligible transferred IP rights; and
•Tax expense decreased by $69.1 million during the six months ended December 31,2021 relating to an internal restructuring reducing the deferred tax liability on unremitted earnings; partially offset by
•Tax expense increased by $163.7 million during the six months ended December 31, 2021 relating to a non-recurring tax expense resulting from a new Israel tax law enacted on November 15, 2021. The new Israel tax law limits our ability to maintain our previous assertion that certain historical earnings of our subsidiaries were permanently reinvested in Israel. Given this, we recorded a deferred tax liability and related tax expense of $163.7 million during the three months ended December 31, 2021 for the future Israel income tax due upon repatriation of these historical earnings in accordance with the new Israel tax law.
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
For discussions on tax examinations, assessments and certain related proceedings, see Note 13 “Income Taxes” to our Condensed Consolidated Financial Statements.
Liquidity and Capital Resources

	As of	As of
(Dollar amounts in thousands)	December 31, 2021	June 30, 2021
Cash and cash equivalents	$1,657,057	$1,434,610
Marketable securities	1,153,404	1,059,912
Total cash, cash equivalents and marketable securities	$2,810,461	$2,494,522
Percentage of total assets	24%	24%

	Six Months Ended December 31,
(In thousands)	2021	2020
Cash flows:
Net cash provided by operating activities	$1,674,595	$1,073,252
Net cash used in investing activities	(281,570)	(230,212)
Net cash used in financing activities	(1,166,876)	(665,583)
Effect of exchange rate changes on cash and cash equivalents	(3,702)	19,600
Net (decrease) increase in cash and cash equivalents	$222,447	$197,057
Cash, Cash Equivalents and Marketable Securities
As of December 31, 2021, our cash, cash equivalents and marketable securities totaled $2.81 billion, which represents an increase of $315.9 million from June 30, 2021. The increase is due to net cash provided by operating activities of $1.67 billion, partially offset by stock repurchases of $829.6 million, cash used for payment of dividends and dividend equivalents of $322.0 million, capital expenditures of $133.9 million and $38.0 million in net cash paid for an acquisition.
As of December 31, 2021, $1.22 billion of our $2.81 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to indefinitely reinvest $702.2 million of the cash, cash equivalents and marketable securities held by our foreign subsidiaries for which we assert that earnings are permanently reinvested. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay state and foreign taxes of approximately 1% - 22% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued state and foreign tax on the remaining cash of $519.8 million of the $1.22 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Cash Dividends
During the three months ended December 31, 2021, our Board of Directors declared a regular quarterly cash dividend of $1.05 per share on our outstanding common stock, which was paid on December 1, 2021 to our stockholders of record as of the close of business on November 15, 2021. During the same period in fiscal year ended June 30, 2021, our Board of Directors declared and paid a regular quarterly cash dividend of $0.90 per share on our outstanding common stock. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended December 31, 2021 and 2020 was $159.1 million and $139.6 million, respectively. The total amount of regular quarterly cash dividends and dividend equivalents paid during the six months ended December 31, 2021 and 2020 was $322.0 million and $280.7 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of December 31, 2021 and June 30, 2021 was $10.4 million and $10.3 million, respectively. These amounts will be paid upon vesting of the underlying unvested RSUs as described in Note 10 “Equity, Long-term Incentive Compensation Plans and Non-Controlling Interest” to our Condensed Consolidated Financial Statements.
Stock Repurchases
The shares repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the six months ended December 31, 2021 and 2020. The stock repurchase program is intended, in part, to offset the dilution from our equity incentive plans, shares issued in connection with purchases under our ESPP as well as to return excess cash to our shareholders.
Cash Flows from Operating Activities
Historically, we have financed our liquidity requirements through cash generated from our operations. Net cash provided by operating activities during the six months ended December 31, 2021 was $1.67 billion compared to $1.07 billion during the six months ended December 31, 2020. This increase of $601.3 million resulted primarily from the following:
•An increase in collections of approximately $1.25 billion mainly driven by higher shipments and prepayments during the six months ended December 31, 2021;
•A decrease in other tax payments of approximately $17 million during the six months ended December 31, 2021; partially offset by
•An increase in accounts payable payments of approximately $475 million during the six months ended December 31, 2021; and
•An increase in employee related payments of approximately $87 million during the six months ended December 31, 2021; and
•An increase in income tax payments of approximately $113 million during the six months ended December 31, 2021.
Cash Flows used in Investing Activities
Net cash used in investing activities during the six months ended December 31, 2021 was $281.6 million compared to $230.2 million during the six months ended December 31, 2020. This increase in cash used was mainly due to increases in cash paid for business acquisition of $38.0 million and cash paid to purchase fixed assets of $17.9 million, partially offset by a decrease in net purchases of available for sale and trading securities of $7.1 million.
Cash Flows used in Financing Activities
Net cash used in financing activities during the six months ended December 31, 2021 was $1.17 billion compared to cash used in financing activities of $665.6 million during the six months ended December 31, 2020. This increase was mainly due to increases in cash used for common stock repurchases of $464.2 million and cash paid for dividends and dividend equivalents of $41.2 million, partially offset by a decrease in net debt repayments of $9.7 million.
Senior Notes
We have senior unsecured notes in the aggregate principal amount of $3.45 billion outstanding as of December 31, 2021. In February 2020, we issued $750.0 million (“2020 Senior Notes”) aggregate principal amount of senior, unsecured long-term notes under which the proceeds were used to redeem $500.0 million of Senior Notes due 2021, including associated redemption premiums, accrued interest and other fees and expenses, to repay borrowings of $200.0 million under the Revolving Credit Facility, and for other general corporate purposes. In March 2019 and November 2014, we issued $1.20 billion (the “2019 Senior Notes”) and $2.50 billion (the “2014 Senior Notes” and together with the 2019 Senior Notes and the 2020 Senior Notes, the “Senior Notes”), respectively, aggregate principal amount of senior, unsecured long-term notes. See Note 8 “Debt” to our Condensed Consolidated Financial Statements for additional discussion of existing debt. We may seek to refinance our existing debt and may incur additional indebtedness depending on our capital requirements and the availability of financing.
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
In certain circumstances involving a change of control followed by a downgrade of the rating of a series of Senior Notes by at least two of Moody’s Investors Service (“Moody's”), S&P Global Ratings (“S&P”) and Fitch Inc. (“Fitch”), unless we have exercised our rights to redeem the Senior Notes of such series, we will be required to make an offer to repurchase all or, at the holder’s option, any part, of each holder’s Senior Notes of that series pursuant to the offer described below (the “Change of Control Offer”). In the Change of Control Offer, we will be required to offer payment in cash equal to 101% of the aggregate principal amount of Senior Notes repurchased plus accrued and unpaid interest, if any, on the Senior Notes repurchased, up to, but not including, the date of repurchase.
As of December 31, 2021, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility
We have a Credit Agreement (the “Credit Agreement”) providing for a $1.00 billion unsecured Revolving Credit Facility (the “Revolving Credit Facility”), with a maturity date of November 30, 2023. During the first quarter of the fiscal year ending June 30, 2021, we made a principal payment of $50.0 million on the Revolving Credit Facility which brought the balance under the Revolving Credit Facility to zero. During the first quarter of the fiscal year ending June 30, 2022, we borrowed $300.0 million from the Revolving Credit Facility, which was paid in full in the same quarter. As of December 31, 2021, we had no outstanding borrowings under the Revolving Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the maturity date, at which time such Revolving Credit Facility will terminate, and all outstanding loans under such facility, together with all accrued and unpaid interest, must be repaid. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility will bear interest, at our option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to 175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to our credit rating. As of December 31, 2021, we elected to pay interest on the borrowed amount under the Revolving Credit Facility at LIBOR plus a spread of 100 bps, and we pay an annual commitment fee of 10 bps on the daily undrawn balance of the Revolving Credit Facility.
The Revolving Credit Facility requires us to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, we are required to maintain the maximum leverage ratio as described in the Credit Agreement, on a quarterly basis of 3.00 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to a maximum of 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of December 31, 2021, our maximum allowed leverage ratio was 3.00 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of December 31, 2021 (the interest expense coverage ratio was 23.43 to 1.00 and the leverage ratio was 0.95 to 1.00). Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2022.
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
Working Capital
Working capital was $3.93 billion as of December 31, 2021, which represents an increase of $332.4 million compared to our working capital of $3.59 billion as of June 30, 2021. As of December 31, 2021, our principal sources of liquidity consisted of $2.81 billion of cash, cash equivalents and marketable securities. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions and other factors such as uncertainty in the global and regional economies and the semiconductor, semiconductor-related and electronic device industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and availability under our Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.
In June 2021, Moody’s upgraded our senior unsecured credit rating from Baa1 to A2. Our credit ratings as of December 31, 2021 are summarized below:

Rating Agency	Rating
Fitch	BBB+
Moody’s	A2
Standard & Poor’s	BBB+
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, material acquisitions and changes in our business strategy.
Off-Balance Sheet Arrangements
As of December 31, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial position, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 15 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements for information related to indemnification obligations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2021. Actual results may differ materially.
As of December 31, 2021, we had an investment portfolio of fixed income securities of $972.5 million. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of December 31, 2021, the fair value of the portfolio would have declined by $9.7 million.
The fair market value of our long-term fixed interest rate Senior Notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as market interest rates fall and decrease as market interest rates rise. As of December 31, 2021, our fixed rate Senior Notes had a principal amount, fair value and book value of $3.45 billion, $3.92 billion and $3.42 billion, respectively, due in various fiscal years ranging from 2024 to 2050.
As of December 31, 2021, we do not have any outstanding floating rate debts that are subject to an increase in interest rates. As of December 31, 2021, if our credit ratings were downgraded to be below investment grade, the maximum potential increase to our annual commitment fee for the Revolving Credit Facility is estimated to be approximately $1 million.
Our equity investment in a publicly traded company is subject to market price risk, which we typically do not attempt to reduce or eliminate through hedging activities. As of December 31, 2021, the fair value of our investment in the marketable equity security, which begun publicly trading on the Tokyo Stock Exchange on April 5, 2021, was $21.0 million. Assuming a decline of 50% in market prices, the aggregate value of our investment in the marketable equity security could decrease by approximately $11 million, based on the value as of December 31, 2021.
See Note 5 “Marketable Securities” to our Condensed Consolidated Financial Statements in Part I, Item 1 and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional details and risks that may affect the value of the investments in our portfolio as of December 31, 2021.
As of December 31, 2021, we had net forward and option contracts to sell $74.7 million in foreign currency in order to hedge certain currency exposures (see Note 16 “Derivative Instruments and Hedging Activities” to our Condensed Consolidated Financial Statements for additional details). If we had entered into these contracts on December 31, 2021, the U.S. dollar equivalent would have been $64.4 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $77.3 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our results of operations or cash flows.

ITEM 4    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures and Related CEO and CFO Certifications
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) (“Disclosure Controls”) as of the end of the period covered by this Quarterly Report on Form 10-Q (this “Report”) required by Exchange Act Rules 13a-15(b) or 15d-15(b). The Disclosure Controls evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this Report, our Disclosure Controls were effective at a reasonable assurance level.
Attached as exhibits to this Report are certifications of the CEO and CFO, that are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
Definition of Disclosure Controls
Disclosure Controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”). To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our annual controls evaluation.
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
•we may be unable to attract, onboard and retain key personnel;
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
The COVID-19 pandemic has caused substantial global disruptions, including in the jurisdictions where we conduct business and may cause additional disruptions in the future, which are impossible to predict.  Local, regional and national authorities in numerous jurisdictions have implemented a variety of measures designed to slow the spread of the virus, including social distancing guidelines, quarantines, banning of non-essential travel and requiring the cessation of non-essential activities on the premises of businesses. While all of our global sites are currently operational, any local pandemic outbreaks or the advent of new variants could require us to temporarily curtail production levels or temporarily cease operations based on government mandates.
Despite the wide availability of COVID-19 vaccines in the United States and in other parts of the world, we are unable to predict how effective they will be in preventing the spread of COVID-19 (including its variant strains). In addition, although economic activity improved in recent months from the global reduction in economic activity in calendar year 2020 caused by the COVID-19 pandemic, the resumption of growth has caused us to experience new constraints in our supply chain as discussed below.
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
A majority of our annual revenues are derived from outside the United States, and we maintain significant operations outside the United States. We expect that these conditions will continue in the foreseeable future. Managing global operations and sites located throughout the world presents a number of challenges, including but not limited to:
•global trade issues and changes in and uncertainties with respect to trade policies, including the ability to obtain required import and export licenses, trade sanctions, tariffs and international trade disputes;
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
In addition, government controls, either by the United States or other countries, that restrict our business overseas or restrict our ability to import or export our products and services or increase the cost of our operations through the imposition of tariffs, new controls, outright bans, or otherwise, could harm our business. For example, Commerce has added numerous China-based entities to the U.S. Entity List, including Fujian Jinhua Integrated Circuit Company, Ltd., Huawei and Semiconductor Manufacturing International Corporation, restricting our ability to provide products and services to such entities without an export license. Even if we apply for licenses to sell our products or provide services to companies on Commerce’s U.S. Entity List, there can be no assurance that licenses will be granted. In addition, Commerce has imposed export licensing requirements on China-based customers engaged in military end uses or where Commerce has determined there is a risk of diversion to a military end use, as well as requiring our customers to obtain an export license when they use certain semiconductor capital equipment based on U.S. technology to manufacture products connected to Huawei or its affiliates. To date, these rules have not significantly impacted our operations, but we are continually monitoring their impact. If additional companies are added to Commerce’s U.S. Entity List, or other licensing requirements or restrictions are imposed, thereby limiting our ability to sell our products or services to other customers in China, our business could be significantly harmed. Similar actions by the U.S. government or another country could impact our ability to provide our products and services to existing and potential customers.
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
We are subject to various risks related to compliance with laws, rules and regulations enacted by legislative bodies and/or regulatory agencies in the countries in which we operate and with which we must comply, including environmental, safety, antitrust, anti-corruption/anti-bribery, unclaimed property, economic sanctions and export control regulations. We have policies and procedures designed to promote compliance with applicable law, but there can be no assurance our policies and procedures will prove completely effective in ensuring compliance by all our personnel, business partners and representatives, for whose misconduct we may under some circumstances be legally responsible. Our failure or inability to comply with existing or future laws, rules or regulations in the countries in which we operate could result in government investigations and/or enforcement actions, which could result in significant financial cost (including investigation expenses, defense costs, assessments and criminal or civil penalties), reputational harm and other consequences that may adversely affect our operating results, financial condition and ability to conduct our business. From time to time, we may receive inquiries, subpoenas, investigative demands or audit notices from governmental or regulatory bodies, or we may make voluntary disclosures, related to legal, regulatory or tax compliance matters, and these matters may result in significant financial cost (including investigation expenses, defense costs, assessments and criminal or civil penalties), reputational harm and other consequences that could materially and adversely affect our operating results and financial condition. In addition, we may be subject to new or amended laws, including laws that conflict with other applicable laws, which may impose compliance challenges and create the risk of non-compliance.
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
Our employees are vital to our success, and our key management, engineering and other employees are difficult to replace. We generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance on any of our employees. The expansion of high technology companies worldwide and the elevated demand for talent from the growth in the demand for semiconductors following the onset of the COVID-19 pandemic has increased demand and competition for qualified personnel. Competition for engineering and other technical personnel in many areas of the world in which we operate is especially intense due to the proliferation of technology companies worldwide. In addition, current or future immigration laws, policies or regulations may limit our ability to attract, hire and retain qualified personnel. If we are unable to attract, onboard and retain key personnel, or if we are not able to attract, assimilate, onboard and retain additional highly qualified employees to meet our current and future needs, our business and operations could be harmed.
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
In the conduct of our business, we collect, use, transmit and store data on information systems and networks, including systems and networks owned and maintained by KLA and/or by third-party providers. This data includes confidential information, transactional information and intellectual property belonging to us, our customers and our business partners, as well as personally identifiable information of individuals. Despite network security measures, our, our customers, suppliers and other third-party providers’ information systems and networks are susceptible to computer viruses, ransomware, cyber-related security breaches and similar disruptions from unauthorized intrusions, tampering, misuse, or criminal acts made directly against, or through our third-party providers in the supply chain, and against, our systems and networks, including phishing, or other events or developments that we may be unable to anticipate or fail to mitigate, which are subject to the inherent vulnerabilities of network security measures. We have experienced cyber-related attacks in the past, and are likely to experience cyber-related attacks in the future. Our security measures may also be breached due to employee errors, malfeasance, or otherwise. Third parties may also attempt to influence employees, users, suppliers or customers to disclose sensitive information in order to gain access to our, our customers’ or business partners’ data. Because the techniques used to obtain unauthorized access to the information systems change frequently, may not be recognized until launched against a target and are increasingly designed to circumvent controls, avoid detection and remove or obfuscate forensic artifacts, we may be unable to anticipate these techniques, implement adequate preventative measures, or adequately identify and investigate cybersecurity incidents.
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
We carry insurance that provides limited protection against the potential losses arising from a cybersecurity incident but it will not likely cover all such losses, and the losses it does not cover may be significant.
We rely upon certain critical information systems for our daily business operations. Our inability to use or access our information systems at critical points in time could unfavorably impact our business operations.
Our global operations are dependent upon certain information systems, including telecommunications, the internet, our corporate intranet, network communications, email and various computer hardware and software applications. System failures or malfunctions, such as difficulties with our customer relationship management system, could disrupt our operations and our ability to timely and accurately process and report key components of our financial results. Our enterprise resource planning (“ERP”) system is integral to our ability to accurately and efficiently maintain our books and records, record transactions, provide critical information to our management and prepare our financial statements. Any disruptions or difficulties that may occur in connection with our ERP system or other systems (whether in connection with the regular operation, periodic enhancements, modifications or upgrades of such systems or the integration of our acquired businesses into such systems, or due to cybersecurity events such as ransomware attacks) could adversely affect our ability to complete important business processes, such as the evaluation of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Any of these events could have an adverse effect on our business, operating results and financial condition.
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
If we are unable to successfully integrate and manage acquired businesses, if the costs associated with integrating the acquired business exceeds our expectations, or if acquired businesses perform poorly, then our business and financial results may suffer. It is possible that the businesses we have acquired, as well as businesses we may acquire in the future, may perform worse than expected or prove to be more difficult to integrate and manage than anticipated. In addition, we may face other risks associated with acquisition transactions that may lead to a material adverse effect on our business and financial results, including:
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
Our investment portfolio primarily consists of both corporate and government debt securities that are susceptible to changes in market interest rates and bond yields. As market interest rates and bond yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. An impairment of the fair market value of our investments, even if unrealized, must be reflected in our financial statements for the applicable period and may, therefore, have a material adverse effect on our results of operations for that period.
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
We earn profits in, and are therefore potentially subject to taxes in, the U.S. and numerous foreign jurisdictions, including Singapore, Israel and the Cayman Islands, the countries in which we earn the majority of our non-U.S. profits. Due to economic, political or other conditions, tax rates in those jurisdictions may be subject to significant change. A number of factors may adversely impact our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; changes in the tax rates imposed by those jurisdictions; expiration of tax holidays in certain jurisdictions that are not renewed; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including write-offs of acquired in-process R&D and impairment of goodwill in connection with acquisitions; changes in available tax credits; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws; changes in GAAP; and the repatriation of earnings from outside the U.S. for which we have not previously provided for U.S. taxes. A change in our effective tax rate can materially and adversely impact our results from operations.
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
The industries we serve, including the semiconductor, FPD and PCB industries, are constantly developing and changing over time. Many of the risks associated with operating in these industries are comparable to the risks faced by all technology companies, such as the uncertainty of future growth rates in the industries that we serve, pricing trends in the end-markets for consumer electronics and other products (which place a growing emphasis on our customers’ cost of ownership), changes in our customers’ capital spending patterns and, in general, an environment of constant change and development, including decreasing product and component dimensions; use of new materials; and increasingly complex device structures, applications and process steps. If we fail to appropriately adjust our cost structure and operations to adapt to any of these trends, or, with respect to technological advances, if we do not timely develop new technologies and products that successfully anticipate and address these changes, we could experience a material adverse effect on our business, financial condition and operating results.
In addition, we face a number of risks specific to ongoing changes in the semiconductor industry, as a significant majority of our sales are our process control and yield management products sold to semiconductor manufacturers. The trends our management monitors in operating our business include the following:
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
•The highly concentrated business environment also increases our exposure to risks related to the financial condition of each of our customers. For example, as a result of the challenging economic environment during fiscal year 2009, we were (and, in some cases, continue to be) exposed to additional risks related to the continued financial viability of certain of our customers. To the extent our customers experience liquidity issues in the future, we may be required to incur additional credit losses with respect to receivables owed to us by those customers. In addition, customers with liquidity issues may be forced to reduce purchases of our equipment, delay deliveries of our products, discontinue operations or may be acquired by one of our customers, and, in either case, such event would have the effect of further consolidating our customer base.
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
The timing, length and severity of the up-and-down cycles in the industries in which we serve are difficult to predict. The historically cyclical nature of the semiconductor industry in which we primarily operate is largely a function of our customers’ capital spending patterns and need for expanded manufacturing capacity, which, in turn, are affected by factors such as capacity utilization, consumer demand for products, inventory levels and our customers’ access to capital. Cyclicality affects our ability to accurately predict future revenue and, in some cases, future expense levels. During down cycles in our industry, the financial results of our customers may be negatively impacted, which could result not only in a decrease in, or cancellation or delay of, orders (which are generally subject to cancellation or delay by the customer with limited or no penalty) but also a weakening of their financial condition that could impair their ability to pay for our products or our ability to recognize revenue from certain customers. Our ability to recognize revenue from a particular customer may also be negatively impacted by the customer’s funding status, which could be weakened not only by adverse business conditions or inaccessibility to capital markets for any number of macroeconomic or company-specific reasons, but also by funding limitations imposed by the customer’s unique organizational structure. Any of these factors could negatively impact our business, operating results and financial condition.
When cyclical fluctuations result in lower than expected revenue levels, operating results may be adversely affected and cost reduction measures may be necessary for us to remain competitive and financially sound. During periods of declining revenues, we must be in a position to adjust our cost and expense structure to prevailing market conditions and to continue to motivate and retain our key employees. If we fail to respond, or if our attempts to respond fail to accomplish our intended results, our business could be seriously harmed. Furthermore, any workforce reductions and cost reduction actions that we adopt in response to down cycles may result in additional restructuring charges, disruptions in our operations and loss of key personnel. In addition, during periods of rapid growth, we must be able to increase manufacturing capacity and personnel to meet customer demand. We can provide no assurance that these objectives can be met in a timely manner in response to industry cycles. Each of these factors could adversely impact our operating results and financial condition.
Risks Related to Our Business Model and Capital Structure
If we do not develop and introduce new products and technologies in a timely manner in response to changing market conditions or customer requirements, our business could be seriously harmed.
Success in the industries in which we serve, including the semiconductor, FPD and PCB industries depends, in part, on the continual improvement of existing technologies and rapid innovation of new solutions. The primary driver of technology advancement in the semiconductor industry has been to shrink the lithography that prints the circuit design on semiconductor chips. That driver appears to be slowing, which may cause semiconductor manufacturers to delay investments in equipment, investigate more complex device architectures, use new materials and develop innovative fabrication processes. These and other evolving customer plans and needs require us to respond with continued development programs and cut back or discontinue older programs, which may no longer have industry-wide support. Technical innovations are inherently complex and require long development cycles and appropriate staffing of highly qualified employees. Our competitive advantage and future business success depend on our ability to accurately predict evolving industry standards, develop and introduce new products and solutions that successfully address changing customer needs, win market acceptance of these new products and solutions, and manufacture these new products in a timely and cost-effective manner. Our failure to accurately predict evolving industry standards and develop as well as offer competitive technology solutions in a timely manner with cost-effective products could result in loss of market share, unanticipated costs and inventory obsolescence, which would adversely impact our business, operating results and financial condition.
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
Our success is dependent, in part, on our technology and other proprietary rights. We own various United States and international patents and have additional pending patent applications relating to some of our products and technologies. The process of seeking patent protection is lengthy and expensive, and we cannot be certain that pending or future applications will actually result in issued patents or that issued patents will be of sufficient scope or strength to provide meaningful protection or commercial advantage to us. Other companies and individuals, including our larger competitors, may develop technologies and obtain patents relating to our business that are similar or superior to our technology or may design around the patents we own, which may adversely affect our business. In addition, we at times engage in collaborative technology development efforts with our customers and suppliers, and these collaborations may constitute a key component of certain of our ongoing technology and product R&D projects. The termination of any such collaboration, or delays caused by disputes or other unanticipated challenges that may arise in connection with any such collaboration, could significantly impair our R&D efforts, which could have a material adverse impact on our business and operations.
We also maintain trademarks on certain of our products and services and claim copyright protection for certain proprietary software and documentation. However, we can give no assurance that our trademarks and copyrights will be upheld or successfully deter infringement by third parties.
While patent, copyright and trademark protection for our intellectual property is important, we believe our future success in highly dynamic markets is most dependent upon the technical competence and creative skills of our personnel. We attempt to protect our trade secrets and other proprietary information through confidentiality and other agreements with our customers, suppliers, employees and consultants and through other security measures. We also maintain exclusive and non-exclusive licenses with third parties for strategic technology used in certain products. However, these employees, consultants and third parties may breach these agreements, and we may not have adequate remedies for wrongdoing. We also try to control access to and distribution of our technology and proprietary information. Despite our efforts, internal or external parties may attempt to copy, disclose, obtain or misappropriate our intellectual property or technology. In addition, former employees may seek employment with our customers, suppliers or competitors and there can be no assurance that the confidential nature of our proprietary information will be maintained in the course of such future employment. In addition, the laws of certain territories in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as do the laws of the United States. In any event, the extent to which we can protect our trade secrets through the use of confidentiality agreements is limited, and our success will depend to a significant extent on our ability to innovate ahead of our competitors.
Our future performance depends, in part, upon our ability to continue to compete successfully worldwide.
Our industry includes large manufacturers with substantial resources to support customers worldwide. Some of our competitors are diversified companies with greater financial resources and more extensive research, engineering, manufacturing, marketing, and customer service and support capabilities than we possess. We face competition from companies whose strategy is to provide a broad array of products and services, some of which compete with the products and services we offer. These competitors may bundle their products in a manner that may discourage customers from purchasing our products, including pricing such competitive tools significantly below our product offerings. In addition, we face competition from smaller emerging companies whose strategy is to provide a portion of the products and services that we offer, using innovative technology to sell products into specialized markets. The strength of our competitive positions in many of our existing markets is largely due to our leading technology, which is the result of continuing significant investments in product R&D. However, we may enter new markets, whether through acquisitions or new internal product development, in which competition is based primarily on product pricing, not technological superiority. Further, some new growth markets that emerge may not require leading technologies. Loss of competitive position in any of the markets we serve, or an inability to sell our products on favorable commercial terms in new markets we may enter, could negatively affect our prices, customer orders, revenues, gross margins and market share, any of which would negatively affect our operating results and financial condition.
Our business would be harmed if we do not receive parts sufficient in number and performance to meet our production requirements and product specifications in a timely and cost-effective manner.
We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply these materials. Generally, we do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers’ orders, we do not maintain an extensive inventory of materials for manufacturing. Through our business interruption planning, we seek to minimize the risk of production and service interruptions and/or shortages of key parts by, among other things, monitoring the financial stability of key suppliers, identifying (but not necessarily qualifying) possible alternative suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, certain key parts are available only from a single supplier or a limited group of suppliers. Also, key parts we obtain from some of our suppliers incorporate the suppliers’ proprietary intellectual property; in those cases, we are increasingly reliant on third parties for high-performance, high-technology components, which reduces the amount of control we have over the availability and protection of the technology and intellectual property that is used in our products. In addition, if certain of our key suppliers experience liquidity issues and are forced to discontinue operations, which is a heightened risk, especially during economic downturns, it could affect their ability to deliver parts and could result in delays for our products. Similarly, especially with respect to suppliers of high-technology components, our suppliers themselves have increasingly complex supply chains, and delays or disruptions at any stage of their supply chains may prevent us from obtaining parts in a timely manner and result in delays for our products. Our operating results and business may be adversely impacted if we are unable to obtain parts to meet our production requirements and product specifications, or if we are able to do so only on unfavorable terms. Furthermore, a supplier may discontinue production of a particular part for any number of reasons, including the supplier’s financial condition or business operational decisions, which would require us to purchase, in a single transaction, a large number of such discontinued parts in order to ensure that a continuous supply of such parts remains available to our customers. Such “end-of-life” parts purchases could result in significant expenditures by us in a particular period, and ultimately any unused parts may result in a significant inventory write-off, either of which could have an adverse impact on our financial condition and results of operations for the applicable periods. Refer to the Executive Summary in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for additional information on supply constraints related to the COVID-19 pandemic.
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
We have a leveraged capital structure.
As of December 31, 2021, we had $3.45 billion aggregate principal amount of senior, unsecured long-term notes. Additionally, we have commitments for an unfunded Revolving Credit Facility of $1.00 billion under the Credit Agreement. We may incur additional indebtedness in the future by accessing the unfunded portion of our Revolving Credit Facility and/or entering into new financing arrangements. For example, at the same time we announced our intention to acquire Orbotech, we also announced a new stock repurchase program authorizing the repurchase up to $3.00 billion of our common stock, a large portion of which may be financed with new indebtedness. Our ability to pay interest and repay the principal amount of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this Item 1A. There can be no assurance that we will be able to manage any of these risks successfully.
In certain circumstances involving a change of control followed by a downgrade of the rating of a series of our Senior Notes (as defined below) by at least two of Moody’s, S&P and Fitch, unless we have exercised our right to redeem the Senior Notes of such series, we will be required to make an offer to repurchase all or, at the holder’s option, any part, of each holder’s Senior Notes of that series pursuant to the offer described below (the “Change of Control Offer”). In the Change of Control Offer, we will be required to offer payment in cash equal to 101% of the aggregate principal amount of Senior Notes repurchased plus accrued and unpaid interest, if any, on the Senior Notes repurchased, up to, but not including, the date of repurchase. We cannot make any assurance that we will have sufficient financial resources at such time nor that we will be able to arrange financing to pay the repurchase price of that series of Senior Notes. Our ability to repurchase that series of Senior Notes in such event may be limited by law, by the indenture associated with that series of Senior Notes, or by the terms of other agreements to which we may be party at such time. If we fail to repurchase that series of Senior Notes as required by the terms of such Senior Notes, it would constitute an event of default under the indenture governing that series of Senior Notes which, in turn, may also constitute an event of default under our other obligations.
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
Furthermore, we occasionally enter into volume purchase agreements with our larger customers, and these agreements may provide for certain volume purchase incentives, such as credits toward future purchases. We believe that these arrangements are beneficial to our long-term business, as they are designed to encourage our customers to purchase larger volumes of our products. However, these arrangements could require us to recognize a reduced level of revenue for the products that are initially purchased, to account for the potential future credits or other volume purchase incentives. Our volume purchase agreements require significant estimation for the amounts to be accrued depending upon the estimate of volume of future purchases. As such, we are required to update our estimates of the accruals on a periodic basis. Until the earnings process is complete, our estimates could differ in comparison to actual results. As a result, these volume purchase arrangements, while expected to be beneficial to our business over time, could materially and adversely affect our results of operations in near-term periods, including the revenue we can recognize on product sales and, therefore, our gross margins.
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
Historically, we have recorded material restructuring charges related to our prior global workforce reductions, large excess inventory write-offs, and material impairment charges related to our goodwill and purchased intangible assets. Workforce changes can also temporarily reduce workforce productivity, which could be disruptive to our business and adversely affect our results of operations. In addition, we may not achieve or sustain the expected cost savings or other benefits of our restructuring plans, or do so within the expected time frame. If we again restructure our organization and business processes, implement additional cost-reduction actions or discontinue certain business operations, we may take additional, potentially material, restructuring charges related to, among other things, employee terminations or exit costs. We may also be required to write-off additional inventory if our product build plans or usage of service inventory decline. Also, as our lead times from suppliers increase (due to the increasing complexity of the parts and components they provide) and the lead times demanded by our customers decrease (due to the time pressures they face when introducing new products or technology or bringing new facilities into production), we may be compelled to increase our commitments, and, therefore, our risk exposure, to inventory purchases to meet our customers’ demands in a timely manner, and that inventory may need to be written-off if demand for the underlying product declines for any reason. Such additional write-offs could result in material charges.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended December 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2021 to October 31, 2021	293,656	$335.75	293,656	$1,594,728,108
November 1, 2021 to November 30, 2021	406,968	$408.36	406,968	$1,428,537,436
December 1, 2021 to December 31, 2021	403,419	$409.22	403,419	$1,263,450,608
Total	1,104,043	$389.36	1,104,043
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350^

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
^ Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA CORPORATION
(Registrant)

January 28, 2022	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

January 28, 2022	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

January 28, 2022	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)