Form 10-Q
period 2022-03-31
KLA CORP
filed 2022-04-29
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of April 18, 2022, there were 149,235,049 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
KLA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	March 31, 2022	June 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,415,172	$1,434,610
Marketable securities	1,162,724	1,059,912
Accounts receivable, net	1,618,867	1,305,479
Inventories	1,982,297	1,575,380
Other current assets	403,657	320,867
Total current assets	6,582,717	5,696,248
Land, property and equipment, net	808,874	663,027
Goodwill	2,314,471	2,011,172
Deferred income taxes	614,957	270,461
Purchased intangible assets, net	1,255,672	1,185,311
Other non-current assets	441,121	444,905
Total assets	$12,017,812	$10,271,124
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$424,128	$342,083
Deferred system revenue	428,723	295,192
Deferred service revenue	350,429	284,936
Short-term debt	—	20,000
Other current liabilities	1,625,703	1,161,016
Total current liabilities	2,828,983	2,103,227
Long-term debt	3,699,799	3,422,767
Deferred tax liabilities	660,816	650,623
Deferred service revenue	107,424	87,575
Other non-current liabilities	642,166	631,290
Total liabilities	7,939,188	6,895,482
Commitments and contingencies (Notes 9, 14 and 15)
Stockholders’ equity:
Common stock and capital in excess of par value	2,179,229	2,175,988
Retained earnings	1,972,611	1,277,123
Accumulated other comprehensive loss	(71,533)	(75,557)
Total KLA stockholders’ equity	4,080,307	3,377,554
Non-controlling interest in consolidated subsidiaries	(1,683)	(1,912)
Total stockholders’ equity	4,078,624	3,375,642
Total liabilities and stockholders’ equity	$12,017,812	$10,271,124
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except per share amounts)	2022	2021	2022	2021
Revenues:
Product	$1,800,659	$1,375,320	$5,326,316	$3,758,838
Service	488,017	428,453	1,398,828	1,234,425
Total revenues	2,288,676	1,803,773	6,725,144	4,993,263
Costs and expenses:
Costs of revenues	892,091	709,629	2,613,877	1,999,924
Research and development	285,189	238,957	808,373	687,059
Selling, general and administrative	216,489	183,040	623,229	537,580
Interest expense	39,978	39,092	116,142	117,358
Other expense (income), net	8,644	(7,348)	23,985	(269)
Income before income taxes	846,285	640,403	2,539,538	1,651,611
Provision for income taxes	115,625	73,233	22,876	207,316
Net income	730,660	567,170	2,516,662	1,444,295
Less: Net income (loss) attributable to non-controlling interest	88	(326)	229	(1,019)
Net income attributable to KLA	$730,572	$567,496	$2,516,433	$1,445,314
Net income per share attributable to KLA
Basic	$4.87	$3.69	$16.64	$9.36
Diluted	$4.83	$3.66	$16.52	$9.28
Weighted-average number of shares:
Basic	150,145	153,801	151,250	154,457
Diluted	151,186	155,159	152,346	155,789
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2022	2021	2022	2021
Net income	$730,660	$567,170	$2,516,662	$1,444,295
Other comprehensive income (loss):
Currency translation adjustments:
Cumulative currency translation adjustments	413	(2,079)	(3,733)	12,262
Income tax (provision) benefit	870	(417)	1,265	(1,607)
Net change related to currency translation adjustments	1,283	(2,496)	(2,468)	10,655
Cash flow hedges:
Net unrealized gains arising during the period	17,777	5,824	25,370	3,550
Reclassification adjustments for net (gains) losses included in net income	(992)	675	(3,122)	1,736
Income tax provision	(4,023)	(1,629)	(5,047)	(1,369)
Net change related to cash flow hedges	12,762	4,870	17,201	3,917
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	467	872	1,675	(2,626)
Available-for-sale securities:
Net unrealized losses arising during the period	(12,270)	(1,268)	(15,860)	(3,130)
Reclassification adjustments for net (gains) losses included in net income	88	(25)	90	(238)
Income tax benefit	2,616	278	3,386	723
Net change related to available-for-sale securities	(9,566)	(1,015)	(12,384)	(2,645)
Other comprehensive income	4,946	2,231	4,024	9,301
Less: Comprehensive income (loss) attributable to non-controlling interest	88	(326)	229	(1,019)
Total comprehensive income attributable to KLA	$735,518	$569,727	$2,520,457	$1,454,615
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholders’ Equity	Non- Controlling Interest	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2021	152,776	$2,175,988	$1,277,123	$(75,557)	$3,377,554	$(1,912)	$3,375,642
Net income attributable to KLA	—	—	1,068,417	—	1,068,417	—	1,068,417
Net income attributable to non-controlling interest	—	—	—	—	—	68	68
Other comprehensive loss	—	—	—	(2,487)	(2,487)	—	(2,487)
Net issuance under employee stock plans	160	(46,532)	—	—	(46,532)	—	(46,532)
Repurchase of common stock	(1,190)	(16,966)	(382,711)	—	(399,677)	—	(399,677)
Cash dividends ($1.05 per share) and dividend equivalents declared	—	—	(161,561)	—	(161,561)	—	(161,561)
Stock-based compensation expense	—	25,216	—	—	25,216	—	25,216
Balances as of September 30, 2021	151,746	2,137,706	1,801,268	(78,044)	3,860,930	(1,844)	3,859,086
Net income attributable to KLA	—	—	717,444	—	717,444	—	717,444
Net income attributable to non-controlling interest	—	—	—	—	—	73	73
Other comprehensive income	—	—	—	1,565	1,565	—	1,565
Net issuance under employee stock plans	205	31,157	—	—	31,157	—	31,157
Repurchase of common stock	(1,104)	(15,604)	(414,270)	—	(429,874)	—	(429,874)
Cash dividends ($1.05 per share) and dividend equivalents declared	—	—	(160,461)	—	(160,461)	—	(160,461)
Stock-based compensation expense	—	27,766	—	—	27,766	—	27,766
Balances as of December 31, 2021	150,847	2,181,025	1,943,981	(76,479)	4,048,527	(1,771)	4,046,756
Net income attributable to KLA	—	—	730,572	—	730,572	—	730,572
Net income attributable to non-controlling interest	—	—	—	—	—	88	88
Other comprehensive income	—	—	—	4,946	4,946	—	4,946
Net issuance under employee stock plans	67	(16,661)	—	—	(16,661)	—	(16,661)
Repurchase of common stock	(1,539)	(22,222)	(542,444)	—	(564,666)	—	(564,666)
Cash dividends ($1.05 per share) and dividend equivalents declared	—	—	(159,498)	—	(159,498)	—	(159,498)
Stock-based compensation expense	—	37,087	—	—	37,087	—	37,087
Balances as of March 31, 2022	149,375	$2,179,229	$1,972,611	$(71,533)	$4,080,307	$(1,683)	$4,078,624

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholders’ Equity	Non- Controlling Interest	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2020	155,461	$2,090,268	$654,930	$(79,774)	$2,665,424	$15,586	$2,681,010
Adoption of ASC 326	—	—	(5,530)	—	(5,530)	—	(5,530)
Net income attributable to KLA	—	—	420,567	—	420,567	—	420,567
Net loss attributable to non-controlling interest	—	—	—	—	—	(425)	(425)
Other comprehensive income	—	—	—	328	328	—	328
Net issuance under employee stock plans	172	(25,145)	—	—	(25,145)	—	(25,145)
Repurchase of common stock	(1,027)	(19,400)	(174,497)	—	(193,897)	—	(193,897)
Cash dividends ($0.90 per share) and dividend equivalents declared	—	—	(141,555)	—	(141,555)	—	(141,555)
Stock-based compensation expense	—	26,992	—	—	26,992	—	26,992
Balances as of September 30, 2020	154,606	2,072,715	753,915	(79,446)	2,747,184	15,161	2,762,345
Net income attributable to KLA	—	—	457,251	—	457,251	—	457,251
Net loss attributable to non-controlling interest	—	—	—	—	—	(268)	(268)
Other comprehensive income	—	—	—	6,742	6,742	—	6,742
Net issuance under employee stock plans	329	15,356	—	—	15,356	—	15,356
Repurchase of common stock	(774)	(10,477)	(167,015)	—	(177,492)	—	(177,492)
Cash dividends ($0.90 per share) and dividend equivalents declared	—	—	(140,455)	—	(140,455)	—	(140,455)
Stock-based compensation expense	—	26,596	—	—	26,596	231	26,827
Balances as of December 31, 2020	154,161	2,104,190	903,696	(72,704)	2,935,182	15,124	2,950,306
Net income attributable to KLA	—	—	567,496	—	567,496	—	567,496
Net loss attributable to non-controlling interest	—	—	—	—	—	(326)	(326)
Other comprehensive income	—	—	—	2,231	2,231	—	2,231
Net issuance under employee stock plans	104	(6,674)	—	—	(6,674)	—	(6,674)
Repurchase of common stock	(906)	(12,431)	(261,010)	—	(273,441)	—	(273,441)
Cash dividends ($0.90 per share) and dividend equivalents declared	—	—	(140,058)	—	(140,058)	—	(140,058)
Stock-based compensation expense	—	30,120	—	—	30,120	207	30,327
Net issuance on exercise of options by non-controlling interest	—	—	—	—	—	127	127
Disposal of non-controlling interest	—	—	—	—	—	(17,124)	(17,124)
Balances as of March 31, 2021	153,359	$2,115,205	$1,070,124	$(70,473)	$3,114,856	$(1,992)	$3,112,864
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$2,516,662	$1,444,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	262,496	248,688
Unrealized foreign exchange (gain) loss and other	14,669	(13,339)
Asset impairment charges	5,962	842
Stock-based compensation expense	90,069	84,146
Gain on sale of business	—	(4,422)
Deferred income taxes	(382,975)	(39,658)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	(318,271)	(101,134)
Inventories	(396,403)	(146,375)
Other assets	(23,729)	(32,480)
Accounts payable	82,376	30,952
Deferred system revenue	141,122	(3,775)
Deferred service revenue	81,216	10,076
Other liabilities	420,279	241,586
Net cash provided by operating activities	2,493,473	1,719,402
Cash flows from investing activities:
Proceeds from sale of assets	—	1,855
Proceeds from sale of business	—	16,833
Business acquisitions, net of cash acquired	(470,887)	—
Capital expenditures	(234,160)	(176,252)
Purchases of available-for-sale securities	(733,386)	(795,124)
Proceeds from sale of available-for-sale securities	67,505	125,774
Proceeds from maturity of available-for-sale securities	524,677	418,447
Purchases of trading securities	(101,342)	(83,866)
Proceeds from sale of trading securities	95,734	84,919
Proceeds from other investments	795	614
Net cash used in investing activities	(851,064)	(406,800)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	—	40,343
Proceeds from revolving credit facility	600,000	—
Repayment of debt	(345,000)	(70,000)
Common stock repurchases	(1,394,217)	(638,830)
Payment of dividends to stockholders	(480,926)	(420,086)
Issuance of common stock	36,912	26,356
Tax withholding payments related to vested and released restricted stock units	(68,948)	(42,819)
Contingent consideration payable and other, net	(1,100)	—
Net cash used in financing activities	(1,653,279)	(1,105,036)
Effect of exchange rate changes on cash and cash equivalents	(8,568)	10,175
Net (decrease) increase in cash and cash equivalents	(19,438)	217,741
Cash and cash equivalents at beginning of period	1,434,610	1,234,409
Cash and cash equivalents at end of period	$1,415,172	$1,452,150
Supplemental cash flow disclosures:
Income taxes paid	$355,176	$214,606
Interest paid	$116,791	$116,976
Non-cash activities:
Contingent consideration (receivable) payable - financing activities	$15,086	$(8,570)
Dividends payable - financing activities	$5,375	$4,857
Unsettled common stock repurchase - financing activities	$6,000	$6,000
Accrued purchases of land, property and equipment - investing activities	$22,305	$24,392
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
The results of operations for the three and nine months ended March 31, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2022.
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

	As of	As of
(Dollar amounts in thousands)	March 31, 2022	June 30, 2021	$ Change	% Change
Accounts receivable, net	$1,618,867	$1,305,479	$313,388	24%
Contract assets	$104,838	$91,052	$13,786	15%
Contract liabilities	$886,576	$667,703	$218,873	33%
Our payment terms and conditions vary by contract type, although the terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of product shipment, with the remainder payable within 30 days of acceptance.
The change in contract assets during the nine months ended March 31, 2022 was mainly due to $80.3 million of revenue recognized for which the payment is subject to conditions other than passage of time, partially offset by $66.9 million of contract assets reclassified to net accounts receivable as our right to consideration for these contract assets became unconditional. Contract assets are included in Other current assets on our Condensed Consolidated Balance Sheets.
The change in contract liabilities during the nine months ended March 31, 2022 was mainly due to an increase for the value of products and services billed to customers for which control of the products and service has not transferred to the customers, partially offset by the recognition in revenue of $495.8 million that was included in contract liabilities as of June 30, 2021. The change in contract liabilities during the nine months ended March 31, 2021 was mainly due to an increase for the value of products and services billed to customers for which control of the products and service has not transferred to the customers, partially offset by the recognition in revenue of $498.7 million that was included in contract liabilities as of June 30, 2020. Contract liabilities are included in current and non-current liabilities on our Condensed Consolidated Balance Sheets.

Remaining Performance Obligations
As of March 31, 2022, we had $10.55 billion of remaining performance obligations, which represents our obligation to deliver products and services, and consists primarily of sales orders where written customer requests have been received. We expect to recognize approximately 30% to 45% of these performance obligations as revenue beyond the next 12 months, but this estimate is subject to constant change depending upon supply chain constraints, customer slot change requests and potential elevated demand levels, which could require even longer lead times.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Besides the transfer listed in the table below, there were no other transfers between Level 1, Level 2 and Level 3 fair value measurements during the nine months ended March 31, 2022.
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
The fair values of deferred payments and contingent consideration payable, the majority of which were recorded in connection with business combinations, were classified as Level 3 and estimated using significant inputs that were not observable in the market. See Note 6 “Business Combinations and Dispositions” to our Condensed Consolidated Financial Statements for additional information.

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on our Condensed Consolidated Balance Sheets as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Little or No Market Activity Inputs
As of March 31, 2022 (In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Corporate debt securities	$858	$—	$858	$—
Money market funds and other	734,466	734,466	—	—
U.S. Treasury securities	1,500	—	1,500	—
Marketable securities:
Corporate debt securities	470,153	—	470,153	—
Municipal securities	65,703	—	65,703	—
Sovereign securities	6,000	—	6,000	—
U.S. Government agency securities	114,249	114,249	—	—
U.S. Treasury securities	347,318	332,298	15,020	—
Equity securities(1)	15,796	15,796	—	—
Total cash equivalents and marketable securities(2)	1,756,043	1,196,809	559,234	—
Other current assets:
Derivative assets	44,762	—	44,762	—
Other non-current assets:
Executive Deferred Savings Plan	260,634	199,933	60,701	—
Total financial assets(2)	$2,061,439	$1,396,742	$664,697	$—
Liabilities
Derivative liabilities	$(8,887)	$—	$(8,887)	$—
Deferred payments	(2,275)	—	—	(2,275)
Contingent consideration payable	(22,501)	—	—	(22,501)
Total financial liabilities	$(33,663)	$—	$(8,887)	$(24,776)
________________
(1) Transfer from Level 2 to Level 1 as the security specific restriction expired during the first quarter of the fiscal year ending June 30, 2022.
(2) Excludes cash of $551.6 million held in operating accounts and time deposits of $270.3 million (of which $126.8 million were cash equivalents) as of March 31, 2022.

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

NOTE 4 – FINANCIAL STATEMENT COMPONENTS
Condensed Consolidated Balance Sheets

	As of	As of
(In thousands)	March 31, 2022	June 30, 2021
Accounts receivable, net:
Accounts receivable, gross	$1,637,904	$1,323,515
Allowance for credit losses	(19,037)	(18,036)
	$1,618,867	$1,305,479
Inventories:
Customer service parts	$393,215	$349,743
Raw materials	900,069	595,151
Work-in-process	441,563	453,432
Finished goods	247,450	177,054
	$1,982,297	$1,575,380
Other current assets:
Contract assets	$104,838	$91,052
Deferred costs of revenues	90,584	59,953
Prepaid expenses	84,073	76,649
Prepaid income and other taxes	46,126	68,847
Other current assets	78,036	24,366
	$403,657	$320,867
Land, property and equipment, net:
Land	$67,857	$67,862
Buildings and leasehold improvements	631,467	458,605
Machinery and equipment	782,070	743,710
Office furniture and fixtures	42,617	32,856
Construction-in-process	156,315	182,320
	1,680,326	1,485,353
Less: accumulated depreciation	(871,452)	(822,326)
	$808,874	$663,027
Other non-current assets:
Executive Deferred Savings Plan(1)	$260,634	$266,199
Operating lease right of use assets	101,240	102,883
Other non-current assets	79,247	75,823
	$441,121	$444,905
Other current liabilities:
Customer credits and advances	$558,487	$250,784
Compensation and benefits	420,803	305,445
Executive Deferred Savings Plan(1)	262,907	268,028
Other accrued expenses	196,919	180,982
Income taxes payable	120,803	87,320
Interest payable	34,626	36,135
Operating lease liabilities	31,158	32,322
	$1,625,703	$1,161,016
Other non-current liabilities:
Income taxes payable	$346,516	$333,866
Pension liabilities	81,102	87,602
Operating lease liabilities	62,053	70,739
Other non-current liabilities	152,495	139,083
	$642,166	$631,290

________________
(1)We have a non-qualified deferred compensation plan (known as “Executive Deferred Savings Plan” or “EDSP”) under which certain employees and non-employee directors may defer a portion of their compensation. The expense (benefit) associated with changes in the EDSP liability included in selling, general and administrative (“SG&A”) expense was $(18.8) million and $5.7 million during the three months ended March 31, 2022 and 2021, respectively, and was $(7.8) million and $41.0 million during the nine months ended March 31, 2022 and 2021, respectively. The amount of net gains (losses) associated with changes in the EDSP assets included in SG&A expense was $(18.7) million and $5.8 million during the three months ended March 31, 2022 and 2021, respectively and was $(8.0) million and $41.3 million during the nine months ended March 31, 2022 and 2021, respectively. For additional details, refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) (“AOCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of March 31, 2022	$(35,031)	$(11,789)	$(2,891)	$(21,822)	$(71,533)

Balance as of June 30, 2021	$(32,563)	$595	$(20,092)	$(23,497)	$(75,557)
The effects on net income (loss) of amounts reclassified from AOCI to the Condensed Consolidated Statements of Operations for the indicated period were as follows (in thousands; amounts in parentheses indicate debits or reductions to earnings):

AOCI Components		Three Months Ended		Nine Months Ended
	Location in the Condensed Consolidated	March 31,		March 31,
	Statement of Operations	2022	2021	2022	2021
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$1,600	$(583)	$4,868	$(1,511)
	Costs of revenues and operating expenses	(329)	187	(909)	612
	Interest expense	(279)	(279)	(837)	(837)
	Net gains (losses) reclassified from AOCI	$992	$(675)	$3,122	$(1,736)
Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$(88)	$25	$(90)	$238

The amounts reclassified out of AOCI related to our defined benefit pension plans that were recognized as a component of net periodic cost for the three months ended March 31, 2022 and 2021 were $0.4 million and $0.3 million, respectively and for the nine months ended March 31, 2022 and 2021 were $1.1 million and $0.8 million, respectively. For additional details, refer to Note 13 “Employee Benefit Plans” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

NOTE 5 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of March 31, 2022 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$477,237	$18	$(6,244)	$471,011
Money market funds and other	734,466	—	—	734,466
Municipal securities	66,714	—	(1,011)	65,703
Sovereign securities	6,044	2	(46)	6,000
U.S. Government agency securities	115,223	38	(1,012)	114,249
U.S. Treasury securities	355,576	13	(6,771)	348,818
Equity securities(1)	3,211	12,585	—	15,796
Subtotal	1,758,471	12,656	(15,084)	1,756,043
Add: Time deposits(2)	270,290	—	—	270,290
Less: Cash equivalents	863,609	—	—	863,609
Marketable securities	$1,165,152	$12,656	$(15,084)	$1,162,724

As of June 30, 2021 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$468,192	$689	$(135)	$468,746
Money market funds and other	691,375	—	—	691,375
Municipal securities	70,155	106	(33)	70,228
Sovereign securities	3,045	7	—	3,052
U.S. Government agency securities	145,810	160	(49)	145,921
U.S. Treasury securities	233,052	129	(117)	233,064
Equity securities(1)	3,211	26,719	—	29,930
Subtotal	1,614,840	27,810	(334)	1,642,316
Add: Time deposits(2)	210,636	—	—	210,636
Less: Cash equivalents	793,040	—	—	793,040
Marketable securities	$1,032,436	$27,810	$(334)	$1,059,912
________________
(1) Unrealized gains on equity securities included in our portfolio include the initial fair value adjustment recorded upon a security becoming marketable.
(2) Time deposits excluded from fair value measurements.
Our investment portfolio includes both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of our unrealized losses are due to changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all of these investments upon maturity. As of March 31, 2022, we had 543 investments in a gross unrealized loss position. Our investments that were in a continuous loss position of 12 months or more, as well as the unrealized losses on those investments, were immaterial. The following table summarizes the fair value and gross unrealized losses of our investments that were in an unrealized loss position as of the date indicated below.

As of March 31, 2022 (In thousands)	Fair Value	Gross Unrealized Losses
Corporate debt securities	$439,540	$(6,244)
Sovereign securities	2,969	(46)
Municipal securities	65,352	(1,011)
U.S. Government agency securities	75,936	(1,012)
U.S. Treasury securities	333,334	(6,771)
Total	$917,131	$(15,084)

As of June 30, 2021 (In thousands)	Fair Value	Gross Unrealized Losses
Corporate debt securities	$161,012	$(135)
Municipal securities	21,605	(33)
U.S. Government agency securities	38,904	(49)
U.S. Treasury securities	117,761	(117)
Total	$339,282	$(334)
The contractual maturities of securities classified as available-for-sale, regardless of their classification on our Condensed Consolidated Balance Sheets, as of the date indicated below were as follows:

As of March 31, 2022 (In thousands)	Amortized Cost	Fair Value
Due within one year	$550,125	$560,500
Due after one year through three years	615,027	602,224
Total	$1,165,152	$1,162,724
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities for the three and nine months ended March 31, 2022 and 2021 were immaterial.
NOTE 6 - BUSINESS COMBINATIONS AND DISPOSITIONS
On February 28, 2022, we completed the acquisition of 100% of the outstanding shares of ECI Technology, Inc. (“ECI”), a privately held company, for aggregate purchase consideration of $431.5 million, paid in cash. ECI is a provider of chemical management systems for semiconductor, photovoltaic and printed circuit board industries. KLA acquired ECI to extend and enhance our portfolio of products and services.

Preliminary Purchase Price Allocation
The aggregate purchase consideration has been preliminarily allocated as follows (in thousands):

Total purchase consideration	$443,176
Less: cash acquired	(11,652)
Total purchase consideration, net of cash acquired	$431,524
Allocation
Accounts receivable	15,044
Inventory	13,552
Goodwill	271,783
Intangible assets	208,400
Other assets	5,188
Accrued officers' bonus	(23,889)
Other liabilities	(12,759)
Deferred tax liabilities	(45,795)
$431,524
The purchase price was allocated to tangible and identified intangible assets acquired and liabilities assumed based on their preliminary estimated fair values, which were determined using generally accepted valuation techniques based on estimates and assumptions made by management at the time of the acquisition. These estimates and assumptions are subject to change during the measurement period, which is not expected to exceed one year. The primary tasks that are required to be completed include validation of business-level forecasts and customer attrition rates expected to be derived from the acquisition, including any related tax impacts. Any adjustments to our preliminary purchase price allocation identified during the measurement period will be recognized in the period in which the adjustments are determined.
The operating results of ECI have been included in our Condensed Consolidated Financial Statements for the three and nine months ended March 31, 2022 from the acquisition date. The goodwill was primarily attributable to the assembled workforce of the acquired company and planned growth in new markets. The $271.8 million of goodwill was assigned to the Wafer Inspection and Patterning reporting unit, and the amount recognized was not deductible for tax purposes.
Intangible Assets
The estimated fair value and weighted average useful life of the acquired intangible assets are as follows:

(In thousands)	Fair Value	Weighted Average Useful Lives
Existing technology(1)	$117,900	8
Customer relationships(2)	52,400	7
Order backlog(3)	35,000	1.5
Trade name / trademark(4)	3,100	3
Total identified intangible assets	$208,400
_________________
(1)Existing technology was identified from the products of ECI and its fair value was determined using the Relief-from-Royalty method under the income approach, which estimates the cost savings generated by a company related to the ownership of an asset for which it would otherwise have had to pay royalties or license fees on revenues earned through the use of the asset. The discount rate used was determined at the time of measurement based on an analysis of the implied internal rate of return of the transaction, weighted average cost of capital and weighted average return on assets. The economic useful life was determined based on the technology cycle related to each developed technology, as well as the cash flows over the forecast period.
(2)Customer relationships represent the fair value of the existing relationships with ECI’s customers and its fair value was determined using the Multi-Period Excess Earning Method which involves isolating the net earnings attributable to the asset being measured based on present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. The economic useful life was determined based on historical customer turnover rates.
(3)Order backlog primarily relates to the dollar value of purchase arrangements with customers, effective as of a given point in time, that are based on mutually agreed terms which, in some cases, may still be subject to completion of written documentation and may be changed or cancelled by the customer, often without penalty. ECI’s backlog consists of these arrangements with assigned shipment dates expected, in most cases, within twelve months. The fair value was determined using the Multi-Period Excess Earning Method. The economic useful life is based on the time to fulfill the outstanding order backlog obligation.
(4)Trade name / trademark primarily relates to ECI’s name. The fair value was determined by applying the Relief-from-Royalty Method under the income approach. The economic useful life was determined based on the expected life of the trade names, trademarks and domain names.
We believe the amounts of purchased intangible assets recorded above represent the fair values and approximate the amounts a market participant would pay for these intangible assets as of the acquisition date.
Our statement of operations for the three and nine months ended March 31, 2022 included revenue of $8.1 million and a net loss of $0.4 million from ECI.
Other Fiscal 2022 Acquisitions
On July 1, 2021, we acquired Anchor Semiconductor Inc. (the “Anchor acquisition”), a privately-held company, primarily to expand our products and services offerings, for a total purchase consideration of $81.7 million, including a post-closing working capital adjustments, as well as the fair value of the promise to pay an additional consideration up to $35.0 million contingent on the achievement of certain revenue milestones. As of March 31, 2022, the estimated fair value of the additional consideration was $13.2 million, which was classified as a current liability on the Condensed Consolidated Balance Sheet. The total purchase consideration was allocated as follows: $31.7 million to identifiable intangible assets, $26.4 million to net tangible assets, $8.0 million to deferred tax liabilities, and $31.5 million to goodwill. The total purchase consideration is preliminary, and as additional information becomes available, we may further revise it during the remainder of the measurement period, which will not exceed 12 months from the closing of the acquisition. The $31.5 million of goodwill was assigned to the Wafer Inspection and Patterning reporting unit, and the amount recognized was not deductible for tax purposes. We have included the financial results of the acquisition in our Condensed Consolidated Financial Statements from the date of acquisition. These results were not material to our Condensed Consolidated Financial Statements.
As of March 31, 2022, we have $22.5 million of contingent consideration recorded for the Anchor acquisition and other acquisitions from the fiscal year ended June 30, 2019, of which $16.1 million is classified as a current liability and $6.4 million as a non-current liability on the Condensed Consolidated Balance Sheet.
For additional details, please refer to Note 6 “Business Combinations” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
Assets Held for Sale
In the third quarter of fiscal 2022, management committed to a plan to sell Orbograph Ltd. (“Orbograph”), a non-core business engaged in the development and marketing of character recognition solutions to banks, financial and other payment processing institutions and healthcare providers, of which we own approximately 94% as of March 31, 2022. We determined that all of the criteria for held-for-sale accounting were met and, consequently, we designated the net assets and liabilities of Orbograph, which is in our PCB, Display and Component Inspection segment, as held for sale. We expect to complete the sale in the next 12 months. In addition, based on available information, we determined that the carrying value of net assets held for sale did not exceed fair value less costs to sell; therefore, no impairment was recorded in the three months ended March 31, 2022.

As of March 31, 2022 the balances of Orbograph's net assets held for sale were as follows (in thousands):

Cash	$7,674
Trade and other receivables, net	20,109
Fixed assets	1,639
Intangible assets	18,588
Goodwill	42,622
Other long-term assets	1,665
Trade and other payables	(4,099)
Other liabilities	(7,776)
Minority interest	(540)
$79,882
NOTE 7 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in the current and prior quarters’ business combinations. We have four reportable segments and six operating segments. The operating segments are determined to be the same as reporting units. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements. The following table presents changes in goodwill carrying value during the nine months ended March 31, 2022(1):

(In thousands)	Wafer Inspection and Patterning	Global Service and Support (“GSS”)	Specialty Semiconductor Process	PCB and Display	Component Inspection	Total
Balance as of June 30, 2021	$416,860	$25,908	$681,858	$872,971	$13,575	$2,011,172
Acquired goodwill	303,324	—	—	—	—	303,324
Foreign currency adjustments	(25)	—	—	—	—	(25)
Balance as of March 31, 2022	$720,159	$25,908	$681,858	$872,971	$13,575	$2,314,471
_________________
(1)No goodwill was assigned to the Other reporting unit and, accordingly, it was excluded from the table above.
Goodwill is not subject to amortization but is tested for impairment annually during the third fiscal quarter, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing goodwill for impairment, we utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. When performing the qualitative assessment, we consider the following factors: stock price or market capitalization, changes in the industry and competitive environment, budget-to-actual revenue and profitability performance from the prior year and projected revenue and profitability trends for future years at our reporting units. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a quantitative assessment by comparing the carrying value of net assets to the fair value of the reporting units. If the fair value is determined to be less than the carrying value, the amount of impairment is computed as the excess of the carrying value over the estimated fair value, not to exceed the carrying value of goodwill. Any impairment charges could have a material adverse effect on our operating results and net asset value in the quarter in which we recognize the impairment charge.
We performed the required annual goodwill impairment testing for all reporting units as of February 28, 2022, and concluded that goodwill was not impaired. As a result of our qualitative assessment, we determined that it was not necessary to perform the quantitative assessment at this time. The next annual goodwill impairment assessment by reporting unit is scheduled to be performed in the third quarter of the fiscal year ending June 30, 2023.

Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of March 31, 2022			As of June 30, 2021
Category	Range of Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-8	$1,521,291	$623,834	$897,457	$1,382,612	$499,219	$883,393
Customer relationships	4-9	365,717	157,608	208,109	305,817	131,386	174,431
Trade name / Trademark	4-7	121,083	64,400	56,683	117,383	53,493	63,890
Order backlog and other	<1-9	87,836	52,807	35,029	50,403	49,962	441
Intangible assets subject to amortization		2,095,927	898,649	1,197,278	1,856,215	734,060	1,122,155
In-process research and development		64,456	6,062	58,394	63,256	100	63,156
Total		$2,160,383	$904,711	$1,255,672	$1,919,471	$734,160	$1,185,311

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
As of March 31, 2022, there were no impairment indicators for purchased intangible assets.
Amortization expense for purchased intangible assets for the periods indicated below was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2022	2021	2022	2021
Amortization expense - Costs of revenues	$42,586	$40,309	$124,834	$116,087
Amortization expense - SG&A	15,102	12,063	39,880	37,793
Amortization expense - Research and development	31	32	93	94
Total	$57,719	$52,404	$164,807	$153,974
Based on the purchased intangible assets gross carrying amount recorded as of March 31, 2022, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2022 (remaining three months)	$65,342
2023	259,649
2024	237,210
2025	220,908
2026	204,894
2027 and thereafter	209,275
Total	$1,197,278

NOTE 8 – DEBT
The following table summarizes our debt as of March 31, 2022 and June 30, 2021:

	As of March 31, 2022		As of June 30, 2021
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 4.650% Senior Notes due on November 1, 2024	$1,250,000	4.682%	$1,250,000	4.682%
Fixed-rate 5.650% Senior Notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Fixed-rate 4.100% Senior Notes due on March 15, 2029	800,000	4.159%	800,000	4.159%
Fixed-rate 5.000% Senior Notes due on March 15, 2049	400,000	5.047%	400,000	5.047%
Fixed-rate 3.300% Senior Notes due on March 1, 2050	750,000	3.302%	750,000	3.302%
Revolving Credit Facility	275,000	1.210%	—	—%
Fixed-rate 3.590% Note Payable due on February 20, 2022	—	—%	20,000	2.300%
Total	3,725,000		3,470,000
Unamortized discount/premium, net	(6,709)		(7,168)
Unamortized debt issuance costs	(18,492)		(20,065)
Total	$3,699,799		$3,442,767
Reported as:
Short-term debt	$—		$20,000
Long-term debt	3,699,799		3,422,767
Total	$3,699,799		$3,442,767
As of March 31, 2022, future minimum principal payments for our debt are as follows: $1.25 billion in fiscal year 2025 and $2.20 billion after fiscal year 2026.
Senior Notes and Debt Redemption
In February 2020, we issued $750.0 million aggregate principal amount of senior, unsecured long-term notes (the “2020 Senior Notes”). In March 2019 and November 2014, we issued $1.20 billion (the “2019 Senior Notes”) and $2.50 billion (the “2014 Senior Notes,” and, together with the 2019 Senior Notes and the 2020 Senior Notes, the “Senior Notes”), respectively, aggregate principal amount of senior, unsecured long-term notes. In each of the second quarters of fiscal 2018 and 2020, we repaid $250.0 million of the 2014 Senior Notes and in the third quarter of fiscal 2020 we repaid another $500.0 million of the 2014 Senior Notes using the proceeds from the issuance of the 2020 Senior Notes, bringing the outstanding aggregate principal amount of the 2014 Senior Notes to $1.50 billion as of March 31, 2022.
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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of March 31, 2022 and June 30, 2021 was $3.61 billion and $3.98 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of March 31, 2022, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.

Revolving Credit Facility
We have in place a Credit Agreement (the “Credit Agreement”) providing for a $1.00 billion unsecured Revolving Credit Facility (the “Revolving Credit Facility”) with a maturity date of November 30, 2023. During the first quarter of the fiscal year ending June 30, 2022, we borrowed $300.0 million from the Revolving Credit Facility, which was paid in full in the same quarter. During the quarter ended March 31, 2022, we borrowed $300.0 million from the Revolving Credit Facility, of which $25.0 million was repaid in the same quarter and $275.0 million of aggregate principal amount of borrowings remained outstanding at March 31, 2022.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the maturity date, at which time such Revolving Credit Facility will terminate, and all outstanding loans under such facility, together with all accrued and unpaid interest, must be repaid. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility will bear interest, at our option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to 175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to our credit rating. As of March 31, 2022, we elected to pay interest on the borrowed amount under the Revolving Credit Facility at LIBOR plus a spread of 100 bps, and we pay an annual commitment fee of 10 bps on the daily undrawn balance of the Revolving Credit Facility.
The Revolving Credit Facility requires us to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, we are required to maintain the maximum leverage ratio as described in the Credit Agreement, on a quarterly basis of 3.00 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of March 31, 2022, our maximum allowed leverage ratio was 3.00 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of March 31, 2022.
Notes Payable
In December 2020 we sold promissory notes to a financial institution, borrowing an aggregate principal amount of $40.0 million (“Notes Payable”). Of the aggregate amount borrowed, $20.0 million matured and was paid on February 20, 2021 and the balance of $20.0 million matured and was paid on February 22, 2022. The premium of $0.3 million from the sale of the Notes Payable was amortized over the life of the debt. The net proceeds from the sale of the Notes Payable were used for general corporate purposes.
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
Our existing leases do not contain significant restrictive provisions or residual value guarantees; however, certain leases contain provisions for the payment of maintenance, real estate taxes or insurance costs by us. Our leases have remaining lease terms ranging from less than one year to 15 years, including periods covered by options to extend the lease when it is reasonably certain that the option will be exercised.
Lease expense was $9.2 million and $27.5 million for the three and nine months ended March 31, 2022, respectively, and $9.7 million and $29.3 million for the three and nine months ended March 31, 2021, respectively. Expense related to short-term leases, which are not recorded on the Condensed Consolidated Balance Sheets, was not material for three and nine months ended March 31, 2022 and 2021. As of March 31, 2022 and June 30, 2021, the weighted-average remaining lease term was 4.5 years and 4.6 years, respectively, and the weighted-average discount rate for operating leases was 1.58% and 1.64%, respectively.

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended March 31,
In thousands	2022	2021
Operating cash outflows from operating leases	$28,680	$28,778
Right of use assets obtained in exchange for new operating lease liabilities	$20,698	$29,155
Maturities of lease liabilities as of March 31, 2022 were as follows:

Fiscal Year Ending June 30:	(In thousands)
2022 (remaining three months)	$9,270
2023	29,251
2024	19,231
2025	13,389
2026	10,027
2027 and thereafter	15,840
Total lease payments	97,008
Less imputed interest	(3,797)
Total	$93,211
As of March 31, 2022, the aggregate amount of future obligations for lease agreements that had not yet commenced was $22.1 million.
NOTE 10 – EQUITY, LONG-TERM INCENTIVE COMPENSATION PLANS AND NON-CONTROLLING INTEREST
Equity Incentive Program
As of March 31, 2022, 9.9 million shares remained available for issuance under our 2004 Equity Incentive Plan (the “2004 Plan”). For details of the 2004 Plan refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
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
As of March 31, 2022, there were 22,620 shares of our common stock underlying the outstanding assumed restricted stock units (“RSUs”) under the Assumed Equity Plans. For details on the Assumed Equity Plans refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

Equity Incentive Plans - General Information
The following table summarizes the combined activity under our equity incentive plans:

(In thousands)	Available For Grant(1) (2)
Balance as of June 30, 2021	10,253
RSUs granted(3)	(498)
RSUs granted adjustment(4)	39
RSUs canceled	75
Balance as of March 31, 2022	9,869
__________________
(1)The number of RSUs reflects the application of the award multiplier of 2.0x to calculate the impact of the award on the shares reserved under the 2004 Plan.
(2)No additional stock options, RSUs or other awards will be granted under the Assumed Equity Plans.
(3)Includes RSUs granted to senior management during the nine months ended March 31, 2022 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such RSUs that are deemed to have been earned) (“performance-based RSUs”). This line item includes all such performance-based RSUs granted during the nine months ended March 31, 2022 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.2 million shares for the nine months ended March 31, 2022 reflects the application of the multiplier described above).
(4)Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance-based vesting criteria during the nine months ended March 31, 2022.
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
The following table shows stock-based compensation expense for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2022	2021	2022	2021
Stock-based compensation expense by:
Costs of revenues	$6,543	$4,779	$14,475	$12,550
R&D	8,482	6,518	18,077	17,214
SG&A	22,062	19,030	57,517	54,382
Total stock-based compensation expense	$37,087	$30,327	$90,069	$84,146
Stock-based compensation capitalized as inventory as of March 31, 2022 and June 30, 2021 was $8.0 million on each date.

Restricted Stock Units
The following table shows the activity and weighted-average grant date fair values for RSUs during the nine months ended March 31, 2022:

	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding RSUs as of June 30, 2021(2)	1,710	$133.76
Granted(3)	249	$358.38
Granted adjustments	(19)	$118.47
Vested and released	(293)	$118.04
Withheld for taxes	(194)	$118.04
Forfeited	(42)	$141.90
Outstanding RSUs as of March 31, 2022(2)	1,411	$179.53
__________________
(1)Share numbers reflect actual shares subject to awarded RSUs.
(2)Includes performance-based RSUs.
(3)This line item includes performance-based RSUs granted during the nine months ended March 31, 2022 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.1 million shares for the nine months ended March 31, 2022).
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
The following table shows the weighted-average grant date fair value per unit for the RSUs granted, vested, and tax benefits realized by us in connection with vested and released RSUs for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except for weighted-average grant date fair value)	2022	2021	2022	2021
Weighted-average grant date fair value per unit	$388.03	$302.26	$358.38	$203.19
Grant date fair value of vested RSUs	$10,150	$14,436	$57,453	$65,005
Tax benefits realized by us in connection with vested and released RSUs	$3,993	$4,332	$17,914	$17,763
As of March 31, 2022, the unrecognized stock-based compensation expense balance related to RSUs was $162.0 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.2 years. The intrinsic value of outstanding RSUs as of March 31, 2022 was $516.7 million.
Cash-Based Long-Term Incentive Compensation
We have adopted a cash-based long-term incentive (“Cash LTI”) program (“Cash LTI Plan”) for many of our employees as part of our employee compensation program. Executives and non-employee members of the Board of Directors do not participate in the Cash LTI Plan. During the nine months ended March 31, 2022 and 2021, we approved Cash LTI awards of $15.7 million and $9.4 million, respectively. Cash LTI awards issued to employees under the Cash LTI Plan will vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date. During the three months ended March 31, 2022 and 2021 we recognized $21.6 million and $17.7 million, respectively, in compensation expense under the Cash LTI Plan. During the nine months ended March 31, 2022 and 2021, we recognized $65.6 million and $54.4 million, respectively, in compensation expense under the Cash LTI Plan. As of March 31, 2022, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $160.8 million. For details, refer to Note 10 “Equity, Long-Term

Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
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
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Stock purchase plan:
Expected stock price volatility	41.5%	42.1%	38.2%	47.0%
Risk-free interest rate	0.1%	0.1%	0.1%	0.4%
Dividend yield	1.0%	1.4%	1.2%	1.6%
Expected life (in years)	0.5	0.5	0.5	0.5
The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Total cash received from employees for the issuance of shares under the ESPP	$—	$—	$36,912	$26,356
Number of shares purchased by employees through the ESPP	—	—	139	161
Tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP	$488	$722	$1,686	$1,886
Weighted-average fair value per share based on Black-Scholes model	$107.45	$64.42	$94.91	$59.86
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which we estimate will be required to be issued under the ESPP during the forthcoming fiscal year. As of March 31, 2022, a total of 2.1 million shares were reserved and available for issuance under the ESPP.
Quarterly Cash Dividends
On March 1, 2022, we paid a quarterly cash dividend of $1.05 per share to stockholders of record as of the close of business on February 14, 2022. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended March 31, 2022 and 2021 was $159.0 million and 139.3 million, respectively. The total amount of regular quarterly cash dividends and dividend equivalents paid during the nine months ended March 31, 2022 and 2021 was $480.9 million and $420.1 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of March 31, 2022 and June 30, 2021 was $10.9 million and $10.3 million, respectively. These amounts will be paid upon vesting of the underlying RSUs.

Non-Controlling Interest
We have consolidated the results of Orbograph, in which we own approximately 94% of the outstanding equity interest as of March 31, 2022. Orbograph is engaged in the development and marketing of character recognition solutions to banks, financial and other payment processing institutions and healthcare providers. For information regarding the designation of Orbograph's net assets as held for sale during the quarter ended March 31, 2022, refer to Note 6 “Business Combinations and Dispositions” to our Condensed Consolidated Financial Statements.
During the fourth quarter of fiscal 2020, we entered into an Asset Purchase Agreement to sell certain core assets of Orbotech LT Solar, LLC (“OLTS”), which was engaged in the research, development and marketing of products for the deposition of thin film coating of various materials on crystalline silicon photovoltaic wafers for solar energy panels through plasma-enhanced chemical vapor deposition. The sale was completed in the first quarter of fiscal 2021 and the proceeds were not material. We consolidate the results of OLTS, which is considered a non-strategic business, of which we own 97% of the outstanding equity interest as of March 31, 2022.
NOTE 11 – STOCK REPURCHASE PROGRAM
Our Board of Directors has authorized a program that permits us to repurchase our common stock. As of June 30, 2021, there was an aggregate of approximately $93 million remaining available for repurchase under previous authorizations, and on July 29, 2021, the Board of Directors authorized an additional $2.00 billion. The intent of this program is to offset the dilution from our equity incentive plans, shares issued in connection with purchases under our ESPP, as well as to return excess cash to our stockholders. Subject to market conditions, applicable legal requirements and other factors, the repurchases were made in the open market in compliance with applicable securities laws, including the Securities Exchange Act of 1934 and the rules promulgated thereunder, such as Rule 10b-18 and, if pursuant to a written plan, Rule 10b5-1. This stock repurchase program has no expiration date and may be suspended at any time. As of March 31, 2022, an aggregate of $0.70 billion was available for repurchase under the stock repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2022	2021	2022	2021
Number of shares of common stock repurchased	1,539	906	3,833	2,707
Total cost of repurchases	$564,666	$273,441	$1,394,217	$644,830
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

The following table sets forth the computation of basic and diluted net income per share attributable to KLA:

(In thousands, except per share amounts)	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Numerator:
Net income attributable to KLA	$730,572	$567,496	$2,516,433	$1,445,314
Denominator:
Weighted-average shares - basic, excluding unvested RSUs	150,145	153,801	151,250	154,457
Effect of dilutive RSUs and options	1,041	1,358	1,096	1,332
Weighted-average shares - diluted	151,186	155,159	152,346	155,789
Basic net income per share attributable to KLA	$4.87	$3.69	$16.64	$9.36
Diluted net income per share attributable to KLA	$4.83	$3.66	$16.52	$9.28
Anti-dilutive securities excluded from the computation of diluted net income per share	10	—	9	—
NOTE 13 – INCOME TAXES
The following table provides details of income taxes:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollar amounts in thousands)	2022	2021	2022	2021
Income before income taxes	$846,285	$640,403	$2,539,538	$1,651,611
Provision for income taxes	$115,625	$73,233	$22,876	$207,316
Effective tax rate	13.7%	11.4%	0.9%	12.6%
Our effective tax rate is lower than the U.S. federal statutory rate during the three months ended March 31, 2022 primarily due to the proportion of earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate and the proportion of U.S. earnings eligible for the Foreign Derived Intangible Income deduction.
Our effective tax rate is lower than the U.S. federal statutory rate during the nine months ended March 31, 2022 primarily due to a non-recurring tax benefit resulting from the intra-entity transfers of certain intellectual property rights (“IP rights”). During the six months ended December 31, 2021, we completed intra-entity transfers of IP rights to one of our Singapore subsidiaries in order to better align the ownership of these rights with how our business operates. The transfers did not result in taxable gains; however, our Singapore subsidiary recognized deferred tax assets for the book and tax basis difference of the eligible transferred IP rights. As a result of these transactions, we recorded deferred tax assets and related tax benefits of $394.5 million, based on the fair value of the eligible IP rights transferred in September 2021. The tax-deductible amortization related to the eligible transferred IP rights will be recognized over 15 years as allowed under Singapore tax law.
In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to U.S. federal income tax examinations for all years beginning from the fiscal year ended June 30, 2018 and are under United States income tax examination for the fiscal years ended June 30, 2018, June 30, 2019 and June 30, 2020. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2017. We are also subject to examinations in other major foreign jurisdictions, including Singapore and Israel, for all years beginning from the calendar year ended December 31, 2012. We are under audit in Germany related to Orbotech for the calendar years ended December 31, 2013 to December 31, 2015.
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
In connection with the above, there was an ongoing criminal investigation in Israel against Orbotech, certain of its employees and a tax consultant. On April 11, 2018, Orbotech received a “suspect notification letter” (dated March 28, 2018) from the Tel Aviv District Attorney’s Office (Fiscal and Financial). In the letter, it was noted that the investigation file was transferred from the Assessment Investigation Officer to the District Attorney’s Office. The letter further stated that the District Attorney’s Office has not yet made a decision regarding submission of an indictment against Orbotech; and that if after studying the case, a decision is made to consider prosecuting Orbotech, Orbotech will receive an additional letter and, within 30 days, Orbotech may present its arguments to the District Attorney’s Office as to why it should not be indicted. On October 27, 2019, we received a request for additional information from the District Attorney’s Office. On March 23, 2022, Orbotech received a letter from the Assessment Investigation Officer that the investigation was closed due to lack of evidence. In addition, the Orbotech employees and its tax consultant also received letters in March 2022 noting the investigation against them had been closed.
In December 2020, Orbotech received an assessment from the ITA with respect to its fiscal years 2015 through 2018 (the “Second Assessment”) for an aggregate amount of tax, after offsetting all NOLs available through the end of 2018, of approximately NIS 227 million (equivalent to approximately $68 million which includes related interest and linkage differentials to the Israeli consumer price index as of the date of the issuance of the Second Assessment). We filed an objection to the Second Assessment with the ITA in March 2021. The objection moved the 2015-2018 audit to the second stage, in which the ITA will review the objections. The ITA has completed the second stage review for 2015 and 2016 of the Second Assessment and issued Tax Decrees to Orbotech on March 3, 2022 for 2015-2016 in the amount of approximately NIS 63 million (equivalent to approximately $19 million which includes related interest and linkage differentials to the Israeli consumer price index as of the date of the issuance of the Tax Decrees). These Tax Decrees replaced the Second Assessment for 2015 and 2016. The second stage review for fiscal 2017 and 2018 has not been completed. The Second Assessment for 2017 and 2018 remains at approximately NIS 114 million (equivalent to approximately $34 million which includes related interest and linkage differentials to the Israeli consumer price index as of the date of the issuance of the Second Assessment). We believe that our recorded unrecognized tax benefits are sufficient to cover the resolution of the Second Assessment.
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LC for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2022	2021	2022	2021
Receivables sold under factoring agreements	$63,094	$100,475	$210,130	$239,037
Proceeds from sales of LC	$74,267	$19,458	$115,433	$60,297
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
Purchase Commitments. We maintain commitments to purchase inventory from our suppliers as well as goods, services and other assets in the ordinary course of business. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecasted time-horizon can vary among different suppliers. Our estimate of our significant purchase commitments primarily for material, services, supplies and asset purchases is approximately $3.4 billion as of March 31, 2022, which are primarily due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash LTI Plan. As of March 31, 2022, we have committed $241.8 million for future payment obligations under our Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three- or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date.
Guarantees and Contingencies. We maintain guarantee arrangements available through various financial institutions for up to $87.5 million, of which $58.1 million had been issued as of March 31, 2022, primarily to fund guarantees to customs authorities for value-added tax and other operating requirements of our consolidated subsidiaries in Europe, Israel and Asia.
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
Since fiscal 2015, we have entered into three series of forward contracts to lock the benchmark interest rate on portions of our Senior Notes prior to issuance (“Rate Lock Agreements”). Upon issuance of the associated debt, the Rate Lock Agreements were settled and their fair values were recorded within AOCI, amortizing to interest expense over the lives of the associated debt. We recognized net expenses of $0.3 million and $0.8 million for the three and nine months ended March 31, 2022, respectively, and net expenses of $0.3 million and $0.8 million for the three and nine months ended March 31, 2021, respectively, for the amortization of the net of the Rate Lock Agreements, which increased the interest expense on a net basis. As of March 31, 2022, the aggregate unamortized portion of the fair value of the forward contracts for the Rate Lock Agreements was $28.2 million.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2022	2021	2022	2021
Derivatives Designated as Cash Flow Hedging Instruments:
Rate lock agreements:
Amounts included in the assessment of effectiveness	$10,069	$—	$10,069	$—
Foreign exchange contracts:
Amounts included in the assessment of effectiveness	$7,733	$5,878	$15,335	$3,696
Amounts excluded from the assessment of effectiveness	$(25)	$(54)	$(34)	$(146)
Derivatives Designated as Net Investment Hedging Instruments:
Foreign exchange contracts(1):	$1,850	$1,094	$1,386	$1,094
    __________________
(1)No amounts were reclassified from AOCI into earnings related to the sale of a subsidiary, as there were no such sales during the periods presented.

The locations and amounts of designated and non-designated derivatives’ gains and losses reported in the Condensed Consolidated Statements of Operations for the indicated periods were as follows:

	Three Months Ended March 31,				Three Months Ended March 31,
	2022				2021
(In thousands)	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$2,288,676	$1,393,769	$39,978	$8,644	$1,803,773	$1,131,626	$39,092	$(7,348)
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from AOCI to earnings	$—	$—	$(279)	$—	$—	$—	$(279)	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from AOCI to earnings	$1,711	$(329)	$—	$—	$(441)	$187	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(111)	$—	$—	$568	$(142)	$—	$—	$699
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$(2,802)	$—	$—	$—	$3,420

	Nine Months Ended March 31,				Nine Months Ended March 31,
	2022				2021
(In thousands)	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$6,725,144	$4,045,479	$116,142	$23,985	$4,993,263	$3,224,563	$117,358	$(269)
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from AOCI to earnings	$—	$—	$(837)	$—	$—	$—	$(837)	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from AOCI to earnings	$5,197	$(909)	$—	$—	$(1,091)	$612	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(329)	$—	$—	$1,883	$(420)	$—	$—	$699
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$4,261	$—	$—	$—	$483

The U.S. dollar equivalent of all outstanding notional amounts of foreign currency hedge contracts and rate lock agreements, with maximum remaining maturities of approximately eleven months as of the dates indicated below, were as follows:

	As of	As of
(In thousands)	March 31, 2022	June 30, 2021
Cash flow hedge contracts - foreign currency
Purchase	$133,194	$12,550
Sell	$193,447	$134,845
Net investment hedge contracts - foreign currency
Sell	$66,436	$66,848
Other foreign currency hedge contracts
Purchase	$713,497	$264,292
Sell	$482,401	$278,635
Rate lock agreements	$400,000	$—
The locations and fair value of our derivatives reported in our Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	As of	As of	Balance Sheet	As of	As of
	Location	March 31, 2022	June 30, 2021	Location	March 31, 2022	June 30, 2021
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Rate lock agreements	Other current assets	$10,242	$—	Other current liabilities	$(173)	$—
Foreign exchange contracts	Other current assets	15,221	3,940	Other current liabilities	(2,642)	272
Total derivatives designated as hedging instruments		25,463	3,940		(2,815)	272
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	19,299	4,312	Other current liabilities	(6,072)	2,535
Total derivatives not designated as hedging instruments		19,299	4,312		(6,072)	2,535
Total derivatives		$44,762	$8,252		$(8,887)	$2,807
The changes in AOCI, before taxes, related to derivatives for the indicated periods were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2022	2021	2022	2021
Beginning AOCI	$(20,831)	$(30,816)	$(25,830)	$(29,602)
Amount reclassified to earnings as net (gains) losses	(992)	675	(3,122)	1,736
Net change in unrealized gains (losses)	19,627	6,919	26,756	4,644
Ending AOCI	$(2,196)	$(23,222)	$(2,196)	$(23,222)

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

As of March 31, 2022				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$44,762	$—	$44,762	$(8,017)	$—	$36,745
Derivatives - Liabilities	$(8,887)	$—	$(8,887)	$8,017	$—	$(870)

As of June 30, 2021				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - Assets	$8,252	$—	$8,252	$(2,492)	$—	$5,760
Derivatives - Liabilities	$(2,807)	$—	$(2,807)	$2,492	$—	$(315)
NOTE 17– RELATED PARTY TRANSACTIONS
During the three and nine months ended March 31, 2022 and 2021, we purchased from, or sold to, several entities where one or more of our executive officers or members of our Board of Directors or their immediate family members were, during the periods presented, an executive officer or a board member of a subsidiary, or in the case of The Vanguard Group, Inc., together with its affiliates, beneficially owns more than 10% of our outstanding stock, including Ansys, Inc., Citrix Systems, Inc., HP Inc., Keysight Technologies, Inc., Advanced Micro Devices, Inc., and for the nine months ended March 31, 2021 Proofpoint, Inc. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2022	2021	2022	2021
Total revenues	$4,485	$417	$5,108	$1,055
Total purchases	$562	$545	$834	$1,116
Our receivable balances from these parties were $1.1 million and $1.1 million as of March 31, 2022 and June 30, 2021, respectively. Our payable balances to these parties were immaterial as of March 31, 2022 and June 30, 2021.
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

Semiconductor Process Control
The SPC segment offers a comprehensive portfolio of inspection, metrology and data analytics products, and related service, which helps integrated circuit (“IC”) manufacturers achieve target yield throughout the entire semiconductor fabrication process – from R&D to final volume production. Our differentiated products and services are designed to provide comprehensive solutions that help our customers accelerate development and production ramp cycles, achieve higher and more stable semiconductor die yields and improve their overall profitability. This reportable segment is composed of two operating segments, Wafer Inspection and Patterning and GSS.
Specialty Semiconductor Process
The Specialty Semiconductor Manufacturing segment develops and sells advanced vacuum deposition and etching process tools, which are used by a broad range of specialty semiconductor customers, including manufacturers of microelectromechanical systems, radio frequency communication chips and power semiconductors for automotive and industrial applications. This reportable segment is composed of one operating segment.
PCB, Display and Component Inspection
The PCB, Display and Component Inspection segment enables electronic device manufacturers to inspect, test and measure PCBs, flat panel displays and ICs to verify their quality, pattern the desired electronic circuitry on the relevant substrate and perform three-dimensional shaping of metalized circuits on multiple surfaces. This segment also engages in the development and marketing of character recognition solutions to banks, financial and other payment processing institutions and healthcare providers. This reportable segment is composed of two operating segments, PCB and Display and Component Inspection.
Other
The Other segment is composed of one operating segment. During the fourth quarter of fiscal 2020, we entered into an Asset Purchase Agreement to sell certain core assets of our non-strategic solar energy business, which accounted for the majority of our Other reportable segment. The sale was completed in the first quarter of fiscal 2021.
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
The following is a summary of results for each of our four reportable segments for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2022	2021	2022	2021
SPC:
Revenues	$1,979,295	$1,506,140	$5,810,580	$4,154,278
Segment gross profit	1,284,450	982,511	3,789,316	2,681,411
Specialty Semiconductor Process:
Revenues	117,253	91,724	332,020	271,264
Segment gross profit	61,521	51,720	176,516	152,819
PCB, Display and Component Inspection:
Revenues	192,533	205,202	583,318	565,646
Segment gross profit	93,298	100,311	270,096	275,064
Other:
Revenues	—	149	—	739
Segment gross profit	—	40	—	(68)
Totals:
Revenues for reportable segments	$2,289,081	$1,803,215	$6,725,918	$4,991,927
Segment gross profit	$1,439,269	$1,134,582	$4,235,928	$3,109,226

The following table reconciles total revenues for reportable segments to total revenues for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2022	2021	2022	2021
Total revenues for reportable segments	$2,289,081	$1,803,215	$6,725,918	$4,991,927
Corporate allocations and effects of changes in foreign currency exchange rates	(405)	558	(774)	1,336
Total revenues	$2,288,676	$1,803,773	$6,725,144	$4,993,263

The following table reconciles total segment gross profit to total income before income taxes for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2022	2021	2022	2021
Total segment gross profit	$1,439,269	$1,134,582	$4,235,928	$3,109,226
Acquisition-related charges, corporate allocations, and effects of changes in foreign currency exchange rates(1)	42,684	40,438	124,661	115,887
R&D	285,189	238,957	808,373	687,059
SG&A	216,489	183,040	623,229	537,580
Interest expense	39,978	39,092	116,142	117,358
Other expense (income), net	8,644	(7,348)	23,985	(269)
Income before income taxes	$846,285	$640,403	$2,539,538	$1,651,611
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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2022		2021		2022		2021
Revenues:
China	$709,502	31%	$353,393	20%	$1,939,195	29%	$1,221,639	24%
Taiwan	515,097	22%	401,797	22%	1,918,623	29%	1,151,683	23%
Korea	474,019	21%	557,514	31%	1,036,297	16%	1,094,979	22%
North America	219,267	10%	174,728	10%	668,601	10%	559,712	11%
Europe and Israel	164,246	7%	95,080	5%	426,881	6%	278,398	6%
Japan	132,829	6%	161,190	9%	504,278	7%	482,330	10%
Rest of Asia	73,716	3%	60,071	3%	231,269	3%	204,522	4%
Total	$2,288,676	100%	$1,803,773	100%	$6,725,144	100%	$4,993,263	100%

The following is a summary of revenues by major product categories for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2022		2021		2022		2021
Revenues:
Wafer Inspection	$919,072	40%	$714,990	40%	$2,910,616	43%	$1,921,571	38%
Patterning	610,821	27%	399,533	22%	1,559,197	23%	1,077,977	22%
Specialty Semiconductor Process	105,832	5%	76,852	4%	303,884	5%	222,857	4%
PCB, Display and Component Inspection	123,384	5%	141,539	8%	383,021	6%	377,990	8%
Services	488,017	21%	428,453	24%	1,398,828	21%	1,234,425	25%
Other	41,550	2%	42,406	2%	169,598	2%	158,443	3%
Total	$2,288,676	100%	$1,803,773	100%	$6,725,144	100%	$4,993,263	100%
Wafer Inspection and Patterning products are offered in the SPC segment. Services are offered in multiple segments. Other includes primarily refurbished systems, remanufactured legacy systems, and enhancements and upgrades for previous-generation products that are part of the SPC segment.
In the three months ended March 31, 2022, two customers accounted for approximately 17% and 16% of total revenues. In the three months ended March 31, 2021, two customers accounted for approximately 24% and 16% of total revenues. In the nine months ended March 31, 2022, two customers accounted for approximately 22% and 12% of total revenues. In the nine months ended March 31, 2021, two customers accounted for approximately 17% and 15% of total revenues. Two customers and one customer on an individual basis accounted for greater than 10% of net accounts receivable at March 31, 2022 and at June 30, 2021, respectively.
Land, property and equipment, net by geographic region as of the dates indicated below were as follows:

	As of	As of
(In thousands)	March 31, 2022	June 30, 2021
Land, property and equipment, net:
United States	$530,852	$447,359
Singapore	128,640	76,882
Israel	65,238	57,403
Europe	55,000	56,895
Rest of Asia	29,144	24,488
Total	$808,874	$663,027
NOTE 19 – RESTRUCTURING CHARGES
From time to time, management approves restructuring plans including workforce reductions in an effort to streamline operations.
Restructuring charges were zero and $2.9 million for the three months ended March 31, 2022 and 2021, respectively. Restructuring charges were $0.9 million and $11.1 million for the nine months ended March 31, 2022 and 2021, respectively. Restructuring charges for the three and nine months ended March 31, 2021, included $1.0 million and $3.0 million, respectively, of non-cash charges for accelerated depreciation related to certain right-of-use assets and fixed assets to be abandoned. As of March 31, 2022 and June 30, 2021, the accrual for restructuring charges was $3.1 million and $3.3 million, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continues,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include those regarding, among others: the future impacts of the COVID-19 pandemic; forecasts of the future results of our operations, including profitability; orders for our products and capital equipment generally; sales of semiconductors; the investments by our customers in advanced technologies and new materials; growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of order backlog; our future product shipments and product and service revenues; our future gross margins; our future research and development (“R&D”) expenses and selling, general and administrative (“SG&A”) expenses; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for R&D; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; our future effective income tax rate; our recognition of tax benefits; the effects of any audits or litigation; future payments of dividends to our stockholders; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments, cash generated from operations and the unfunded portion of our Revolving Credit Facility (as defined below) to meet our operating and working capital requirements, including debt service and payment thereof; future dividends, and stock repurchases; our compliance with the financial covenants under the Credit Agreement (as defined below) for our Revolving Credit Facility; the adoption of new accounting pronouncements; and our repayment of our outstanding indebtedness.
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
The pervasive and increasing needs for semiconductors in many consumer and industrial products, the rapid proliferation of new applications for more advanced semiconductor devices, and the increasing complexity associated with leading edge semiconductor manufacturing drives demand for our process control and yield management solutions, and this demand is expected to continue for the foreseeable future. At the same time, technology is transforming how we live and work, and the data driven economy is fundamentally changing how businesses operate and deliver value. This digital transformation is enabling secular demand drivers such as High-Performance Computing, Artificial Intelligence, Machine Learning, and rapid growth in new automotive electronics and 5G communications markets. Each trend is driving investments and innovation in advanced Logic and Memory semiconductor devices, as well as new and increasingly more complex advanced packaging and PCB technologies. The favorable end-market dynamics are driving our customers to make increased investments in our process control and yield management solutions as part of their overall capital investment plans. These trends also drive demand for our other products such as those used in PCB, FPD and Specialty Semiconductor manufacturing, where the increase in technology complexity is expected to continue and further accelerate as more devices become interconnected and dependent on other electronic devices. As a result of these factors, we saw a general strengthening of demand for our products throughout fiscal 2021 and fiscal 2022. We continue to focus on our close collaborative relationships with our customers, which allows us improved insight into customer demand to more efficiently manage our business, ranging from product development to balancing inventory levels, in order to meet their needs.
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
The following table sets forth some of our key quarterly unaudited financial information:

(In thousands, except net income per share)	Three Months Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Total revenues	$2,288,676	$2,352,630	$2,083,838	$1,925,471	$1,803,773
Costs of revenues	$892,091	$908,162	$813,624	$772,241	$709,629
Gross margin	61%	61%	61%	60%	61%
Net income attributable to KLA(1)	$730,572	$717,444	$1,068,417	$632,978	$567,496
Diluted net income per share attributable to KLA(2)	$4.83	$4.71	$6.96	$4.10	$3.66
__________________
(1)Our net income attributable to KLA increased to $730.6 million in the three months ended March 31, 2022 compared to the three months ended December 31, 2021 and the three months ended March 31, 2021. While revenues and costs of revenues decreased slightly from the quarter ended December 31, 2021 and operating expenses trended at a higher rate, the reduction in income taxes contributed to an increase in net income attributable to KLA. The increase from the third quarter of fiscal 2021 was primarily due to higher revenues partially offset by higher operating expenses. Refer to the sections below for further information.
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
While all of our global manufacturing sites are currently operational, any local pandemic outbreaks or advent of new variants could require us to temporarily curtail production levels or temporarily cease operations based on government mandates or due to outbreaks affecting our manufacturing employees. We remain committed to the health and safety of our employees, contractors, suppliers, customers and communities, and are following government policies and recommendations designed to slow the spread of COVID-19.
We are working with government authorities in the jurisdictions where we operate, and continue to monitor our operations in an effort to ensure we follow government requirements, relevant regulations, industry standards, and best practices to help safeguard our team members, while safely continuing operations to the extent possible at our sites across the globe.
We may take further actions or alter our business operations that we determine are in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities.

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

	Three Months Ended March 31,		Q3 FY22 vs. Q3 FY21
(Dollar amounts in thousands)	2022	2021
Revenues:
Product	$1,800,659	$1,375,320	$425,339	31%
Service	488,017	428,453	59,564	14%
Total revenues	$2,288,676	$1,803,773	$484,903	27%
Costs of revenues	$892,091	$709,629	$182,462	26%
Gross margin	61.0%	60.7%

	Nine Months Ended March 31,		Q3 FY22 YTD vs. Q3 FY21 YTD
(Dollar amounts in thousands)	2022	2021
Revenues:
Product	$5,326,316	$3,758,838	$1,567,478	42%
Service	1,398,828	1,234,425	164,403	13%
Total revenues	$6,725,144	$4,993,263	$1,731,881	35%
Costs of revenues	$2,613,877	$1,999,924	$613,953	31%
Gross margin	61.1%	59.9%

Product revenues during the three and nine months ended March 31, 2022 increased compared to the three and nine months ended March 31, 2021, respectively, primarily due to strong demand for many of our products, especially our inspection and metrology portfolios, as well as increases from continued growth in the advanced packaging and specialty semiconductor markets.
Service revenues during the three and nine months ended March 31, 2022 increased compared to the three and nine months ended March 31, 2021, primarily due to an increase in our installed base.
Revenues by segment(1)

	Three Months Ended March 31,		Q3 FY22 vs. Q3 FY21
(Dollar amounts in thousands)	2022	2021
Revenues:
SPC	$1,979,295	$1,506,140	$473,155	31%
Specialty Semiconductor Process	117,253	91,724	25,529	28%
PCB, Display and Component Inspection	192,533	205,202	(12,669)	(6)%
Other	—	149	(149)	(100)%
Total revenues for reportable segments	$2,289,081	$1,803,215	$485,866	27%

	Nine Months Ended March 31,		Q3 FY22 YTD vs. Q3 FY21 YTD
(Dollar amounts in thousands)	2022	2021
Revenues:
SPC	$5,810,580	$4,154,278	$1,656,302	40%
Specialty Semiconductor Process	332,020	271,264	60,756	22%
PCB, Display and Component Inspection	583,318	565,646	17,672	3%
Other	—	739	(739)	(100)%
Total revenues for reportable segments	$6,725,918	$4,991,927	$1,733,991	35%
__________
(1)Segment revenues exclude corporate allocations and the effects of changes in foreign currency exchange rates. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements.
Revenues from our SPC segment during the three and nine months ended March 31, 2022 increased compared to the three and nine months ended March 31, 2021, respectively, primarily due to strong demand for many of our products especially from our inspection and metrology portfolios. Revenues in the Specialty Semiconductor Process segment during the three and nine months ended March 31, 2022 increased compared to the three and nine months ended March 31, 2021, respectively, primarily due to continued growth in advanced packaging and specialty semiconductor markets. Revenues in the PCB, Display and Component Inspection segment during the three months ended March 31, 2022 decreased compared to the three months ended March 31, 2021, primarily due to recent COVID-19 driven lockdowns in the Asia Pacific region and delays of certain projects in the mobile application sector. Revenues in the PCB, Display and Component Inspection segment during the nine months ended March 31, 2022 increased compared to the nine months ended March 31, 2021, primarily due to recovery in the flat panel display market after softer demand and oversupply in fiscal 2021.

Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollar amounts in thousands)	2022		2021		2022		2021
China	$709,502	31%	$353,393	20%	$1,939,195	29%	$1,221,639	24%
Taiwan	515,097	22%	401,797	22%	1,918,623	29%	1,151,683	23%
Korea	474,019	21%	557,514	31%	1,036,297	16%	1,094,979	22%
North America	219,267	10%	174,728	10%	668,601	10%	559,712	11%
Europe and Israel	164,246	7%	95,080	5%	426,881	6%	278,398	6%
Japan	132,829	6%	161,190	9%	504,278	7%	482,330	10%
Rest of Asia	73,716	3%	60,071	3%	231,269	3%	204,522	4%
Total	$2,288,676	100%	$1,803,773	100%	$6,725,144	100%	$4,993,263	100%
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
The following table summarizes the major factors that contributed to the changes in gross margin:

	Gross Margin
	Three Months Ended	Nine Months Ended
March 31, 2021	60.7%	59.9%
Revenue volume of products and services	1.8%	2.5%
Mix of products and services sold	1.0%	0.3%
Manufacturing labor, overhead and efficiencies	(0.5)%	(0.3)%
Other service and manufacturing costs	(2.0)%	(1.3)%
March 31, 2022	61.0%	61.1%
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
The increase in our gross margin during the comparative periods presented is primarily due to a higher revenue volume of products and services sold and a more profitable mix, partially offset by an increase in service and manufacturing costs, including higher shipping costs.

Segment gross profit(1)

	Three Months Ended March 31,		Q3 FY22 vs. Q3 FY21
(Dollar amounts in thousands)	2022	2021
Segment gross profit:
SPC	$1,284,450	$982,511	$301,939	31%
Specialty Semiconductor Process	61,521	51,720	9,801	19%
PCB, Display and Component Inspection	93,298	100,311	(7,013)	(7)%
Other	—	40	(40)	(100)%
	$1,439,269	$1,134,582	$304,687	27%

	Nine Months Ended March 31,		Q3 FY22 YTD vs. Q3 FY21 YTD
(Dollar amounts in thousands)	2022	2021
Segment gross profit:
SPC	$3,789,316	$2,681,411	$1,107,905	41%
Specialty Semiconductor Process	176,516	152,819	23,697	16%
PCB, Display and Component Inspection	270,096	275,064	(4,968)	(2)%
Other	—	(68)	68	100%
	$4,235,928	$3,109,226	$1,126,702	36%
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
Gross profit in the SPC segment during the three and nine months ended March 31, 2022 increased compared to the three and nine months ended March 31, 2021, respectively, primarily due to a higher revenue volume of products and services sold, partially offset by an increase in other service and manufacturing costs including higher shipping costs. Gross profit in the Specialty Semiconductor Process segment during the three and nine months ended March 31, 2022 increased compared to the three and nine months ended March 31, 2021, respectively, primarily due to higher revenue volume, partially offset by a less favorable mix of products and services sold as well as an increase in other service and manufacturing costs. Gross profit in the PCB, Display and Component Inspection segment during the three and nine months ended March 31, 2022 decreased compared to the three and nine months ended March 31, 2021 primarily due to a less favorable mix of products and services sold, as well as an increase in other service and manufacturing costs.
Research and Development
R&D expenses may fluctuate with product development phases and project timing as well as our R&D efforts. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs and other expenses.

(Dollar amounts in thousands)	Three Months Ended March 31,		Q3 FY22 vs. Q3 FY21
	2022	2021
R&D expenses	$285,189	$238,957	$46,232	19%
R&D expenses as a percentage of total revenues	12%	13%
R&D expenses during the three months ended March 31, 2022 increased compared to the three months ended March 31, 2021 primarily due to an increase in employee-related expenses of $40.4 million as a result of additional engineering headcount as well as higher employee compensation and benefit costs, and an increase in engineering project material costs of $3.1 million.

	Nine Months Ended March 31,		Q3 FY22 YTD vs. Q3 FY21 YTD
(Dollar amounts in thousands)	2022	2021
R&D expenses	$808,373	$687,059	$121,314	18%
R&D expenses as a percentage of total revenues	12%	14%
R&D expenses during the nine months ended March 31, 2022 increased compared to the nine months ended March 31, 2021 primarily due to an increase in employee-related expenses of $110.6 million as a result of additional engineering headcount as well as higher employee compensation and benefit costs, an in-process R&D write-off of $6.0 million, and an increase in consulting costs of $6.0 million, partially offset by a decrease in engineering project material costs of $7.4 million.
Our future operating results will depend significantly on our ability to produce products and provide services that have a competitive advantage in our marketplace. To do this, we believe we must continue to make substantial and focused investments in our R&D. We remain committed to product development in new and emerging technologies.
Selling, General and Administrative

	Three Months Ended March 31,		Q3 FY22 vs. Q3 FY21
(Dollar amounts in thousands)	2022	2021
SG&A expenses	$216,489	$183,040	$33,449	18%
SG&A expenses as a percentage of total revenues	9%	10%
SG&A expenses during the three months ended March 31, 2022 increased compared to the three months ended March 31, 2021 primarily due to increases in the following: employee-related expenses of $9.6 million as a result of additional headcount as well as higher employee compensation and benefit costs, depreciation expense of $8.6 million, facilities-related expense of $5.0 million, consulting costs of $3.9 million and promotional expense of $2.7 million.

	Nine Months Ended March 31,		Q3 FY22 YTD vs. Q3 FY21 YTD
(Dollar amounts in thousands)	2022	2021
SG&A expenses	$623,229	$537,580	$85,649	16%
SG&A expenses as a percentage of total revenues	9%	11%
SG&A expenses during the nine months ended March 31, 2022 increased compared to the nine months ended March 31, 2021 primarily due to increases in the following: employee-related expenses of $42.3 million as a result of additional headcount as well as higher employee compensation and benefit costs, depreciation expense of $11.3 million, consulting costs of $9.8 million, facilities-related expense of $8.7 million and promotional expense of $6.2 million.
Restructuring Charges
Restructuring charges were zero and $2.9 million for the three months ended March 31, 2022 and 2021, respectively. Restructuring charges were $0.9 million and $11.1 million for the nine months ended March 31, 2022 and 2021, respectively. Restructuring charges for the three and nine months ended March 31, 2021, included $1.0 million and $3.0 million, respectively, of non-cash charges for accelerated depreciation related to certain right-of-use assets and fixed assets to be abandoned. As of March 31, 2022, the accrual for restructuring charges was $3.1 million.
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

(Dollar amounts in thousands)	Three Months Ended March 31,		Q3 FY22 vs. Q3 FY21
	2022	2021
Interest expense	$39,978	$39,092	$886	2%
Other expense (income), net	8,644	(7,348)	15,992	218%
Interest expense as a percentage of total revenues	2%	2%
Other expense (income), net as a percentage of total revenues	< 1%	< 1%
Interest expense during the three months ended March 31, 2022 was relatively unchanged compared to the three months ended March 31, 2021.
Other expense (income), net during the three months ended March 31, 2022 increased compared to the three months ended March 31, 2021 primarily due to the following: a fair value loss of $5.2 million from an equity security in the third quarter of fiscal 2022; a $4.4 million gain recorded in the third quarter of the prior fiscal year due to the sale of our interest in PixCell; and the write-off of a $2.5 million cumulative translation loss, previously recorded in AOCI on the consolidated balance sheet, upon substantial completion of the liquidation of a foreign subsidiary in the third quarter of the current fiscal year.

(Dollar amounts in thousands)	Nine Months Ended March 31,		Q3 FY22 YTD vs. Q3 FY21 YTD
	2022	2021
Interest expense	$116,142	$117,358	$(1,216)	(1)%
Other expense (income), net	23,985	(269)	24,254	9,016%
Interest expense as a percentage of total revenues	2%	2%
Other expense (income), net as a percentage of total revenues	< 1%	< 1%
Interest expense during the nine months ended March 31, 2022 was relatively unchanged compared to the nine months ended March 31, 2021.
Other expense (income), net during the nine months ended March 31, 2022 increased compared to the nine months ended March 31, 2021 primarily due to the following: a fair value loss of $14.1 million from an equity security in the current fiscal year; a $4.4 million gain recorded in the prior fiscal year due to the sale of our interest in PixCell; and the write-off of a $2.5 million cumulative translation loss, previously recorded in AOCI on the consolidated balance sheet, upon substantial completion of the liquidation of a foreign subsidiary in the current fiscal year.
Provision for Income Taxes
The following table provides details of income taxes:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollar amounts in thousands)	2022	2021	2022	2021
Income before income taxes	$846,285	$640,403	$2,539,538	$1,651,611
Provision (benefit) for income taxes	115,625	73,233	22,876	207,316
Effective tax rate	13.7%	11.4%	0.9%	12.6%
The effective tax rate during the three months ended March 31, 2022 was higher compared to the three months ended March 31, 2021 primarily due to the impact of the following items:
•Tax expense increased by $8.3 million during the three months ended March 31, 2022 relating to a decrease in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate; and
•Tax expense increased by $5.3 million during the three months ended March 31, 2022 relating to a non-deductible decrease in the value of the assets held within our Executive Deferred Savings Plan;
•Tax expense increased by $2.2 million during the three months ended March 31, 2022 relating to the Foreign Derived Intangible Income deduction; partially offset by
•Tax expense decreased by $1.3 million during the three months ended March 31, 2022 relating to the Global Intangible Low-Taxed Income.

The effective tax rate during the nine months ended March 31, 2022 was lower compared to the nine months ended March 31, 2021 primarily due to the impact of the following items:
•Tax expense decreased by $394.5 million during the nine months ended March 31, 2022 relating to a non-recurring tax benefit resulting from the intra-entity transfers of certain intellectual property rights (“IP rights”). During the three months ended September 30, 2021, we completed intra-entity transfers of IP rights to one of our Singapore subsidiaries in order to better align the ownership of these rights with how our business operates. The transfers did not result in taxable gains; however, our Singapore subsidiary recognized deferred tax assets for the book and tax basis difference of the eligible transferred IP rights; and
•Tax expense decreased by $69.1 million during the nine months ended March 31, 2022 relating to an internal restructuring reducing the deferred tax liability on unremitted earnings; partially offset by
•Tax expense increased by $163.7 million during the nine months ended March 31, 2022 relating to a non-recurring tax expense resulting from a new Israel tax law enacted on November 15, 2021. The new Israel tax law limits our ability to maintain our previous assertion that certain historical earnings of our subsidiaries were permanently reinvested in Israel. Given this, we recorded a deferred tax liability and related tax expense of $163.7 million during the three months ended December 31, 2021 for the future Israel income tax due upon repatriation of these historical earnings in accordance with the new Israel tax law.
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
Liquidity and Capital Resources

	As of	As of
(Dollar amounts in thousands)	March 31, 2022	June 30, 2021
Cash and cash equivalents	$1,415,172	$1,434,610
Marketable securities	1,162,724	1,059,912
Total cash, cash equivalents and marketable securities	$2,577,896	$2,494,522
Percentage of total assets	21%	24%

	Nine Months Ended March 31,
(In thousands)	2022	2021
Cash flows:
Net cash provided by operating activities	$2,493,473	$1,719,402
Net cash used in investing activities	(851,064)	(406,800)
Net cash used in financing activities	(1,653,279)	(1,105,036)
Effect of exchange rate changes on cash and cash equivalents	(8,568)	10,175
Net (decrease) increase in cash and cash equivalents	$(19,438)	$217,741
Cash, Cash Equivalents and Marketable Securities
As of March 31, 2022, our cash, cash equivalents and marketable securities totaled $2.58 billion, which represents an increase of $83.4 million from June 30, 2021. The increase is due to net cash provided by operating activities of $2.49 billion, net proceeds from our revolving credit facility of $275.0 million and stock issuance of $36.9 million, partially offset by stock repurchases of $1.39 billion, cash used for payment of dividends and dividend equivalents of $480.9 million, $470.9 million in net cash paid for acquisitions, capital expenditures of $234.2 million, and net purchases of available for sale and trading securities of $146.8 million.
As of March 31, 2022, $1.16 billion of our $2.58 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to indefinitely reinvest $747.4 million of the cash, cash equivalents and marketable securities held by our foreign subsidiaries for which we assert that earnings are permanently reinvested. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay state and foreign taxes of approximately 1% - 22% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued state and foreign tax on the remaining cash of $409.4 million of the $1.16 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Cash Dividends
During the three months ended March 31, 2022, our Board of Directors declared a regular quarterly cash dividend of $1.05 per share on our outstanding common stock, which was paid on March 1, 2022 to our stockholders of record as of the close of business on February 14, 2022. During the same period in fiscal year ended June 30, 2021, our Board of Directors declared and paid a regular quarterly cash dividend of $0.90 per share on our outstanding common stock. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended March 31, 2022 and 2021 was $159.0 million and $139.3 million, respectively. The total amount of regular quarterly cash dividends and dividend equivalents paid during the nine months ended March 31, 2022 and 2021 was $480.9 million and $420.1 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of March 31, 2022 and June 30, 2021 was $10.9 million and $10.3 million, respectively. These amounts will be paid upon vesting of the underlying unvested RSUs as described in Note 10 “Equity, Long-term Incentive Compensation Plans and Non-Controlling Interest” to our Condensed Consolidated Financial Statements.
Stock Repurchases
The shares repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the nine months ended March 31, 2022 and 2021. The stock repurchase program is intended, in part, to offset the dilution from our equity incentive plans, shares issued in connection with purchases under our Employee Stock Purchase Program as well as to return excess cash to our shareholders.
Cash Flows from Operating Activities
Historically, we have financed our liquidity requirements through cash generated from our operations. Net cash provided by operating activities during the nine months ended March 31, 2022 was $2.49 billion compared to $1.72 billion during the nine months ended March 31, 2021. This increase of $774.1 million resulted primarily from the following:
•An increase in collections of approximately $1.9 billion mainly driven by higher shipments and prepayments during the nine months ended March 31, 2022; partially offset by
•An increase in accounts payable payments of approximately $769 million during the nine months ended March 31, 2022;
•An increase in employee-related payments of approximately $215 million during the nine months ended March 31, 2022;
•An increase in income tax payments of approximately $135 million during the nine months ended March 31, 2022; and
•An increase in other tax payments of approximately $5 million during the nine months ended March 31, 2022.
Cash Flows from Investing Activities
Net cash used in investing activities during the nine months ended March 31, 2022 was $851.1 million compared to $406.8 million during the nine months ended March 31, 2021. This increase in cash used was mainly due to increases in cash paid for business acquisition of $470.9 million and cash paid to purchase fixed assets of $57.9 million, partially offset by a decrease in net purchases of available for sale and trading securities of $103.0 million.
Cash Flows from Financing Activities
Net cash used in financing activities during the nine months ended March 31, 2022 was $1.65 billion compared to cash used in financing activities of $1.11 billion during the nine months ended March 31, 2021. This increase was mainly due to increases in cash used for common stock repurchases of $755.4 million and cash paid for dividends and dividend equivalents of $60.8 million, partially offset by an increase in net debt receipts of $284.7 million.
Senior Notes
We have senior unsecured notes in the aggregate principal amount of $3.45 billion outstanding as of March 31, 2022. In February 2020, we issued $750.0 million (“2020 Senior Notes”) aggregate principal amount of senior, unsecured long-term notes under which the proceeds were used to redeem $500.0 million of Senior Notes due 2021, including associated redemption premiums, accrued interest and other fees and expenses, to repay borrowings of $200.0 million under the Revolving Credit Facility and for other general corporate purposes. In March 2019 and November 2014, we issued $1.20 billion (the “2019 Senior Notes”) and $2.50 billion (the “2014 Senior Notes” and together with the 2019 Senior Notes and the 2020 Senior Notes, the “Senior Notes”), respectively, aggregate principal amount of senior, unsecured long-term notes. See Note 8 “Debt” to our Condensed Consolidated Financial Statements for additional discussion of existing debt. We may seek to refinance our existing debt and may incur additional indebtedness depending on our capital requirements and the availability of financing.
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
As of March 31, 2022, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility
We have a Credit Agreement (the “Credit Agreement”) providing for a $1.00 billion unsecured Revolving Credit Facility (the “Revolving Credit Facility”), with a maturity date of November 30, 2023. During the first quarter of the fiscal year ending June 30, 2021, we made a principal payment of $50.0 million on the Revolving Credit Facility which brought the balance under the Revolving Credit Facility to zero. During the first quarter of the fiscal year ending June 30, 2022, we borrowed $300.0 million from the Revolving Credit Facility, which was paid in full in the same quarter. During the quarter ended March 31, 2022, we borrowed $300.0 million from the Revolving Credit Facility, of which $25.0 million was repaid in the same quarter and $275.0 million of aggregate principal amount of borrowings remained outstanding as of March 31, 2022.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the maturity date, at which time such Revolving Credit Facility will terminate, and all outstanding loans under such facility, together with all accrued and unpaid interest, must be repaid. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility will bear interest, at our option, at either: (i) the Alternative Base Rate (“ABR”) plus a spread, which ranges from 0 bps to 75 bps, or (ii) the London Interbank Offered Rate (“LIBOR”) plus a spread, which ranges from 100 bps to 175 bps. The spreads under ABR and LIBOR are subject to adjustment in conjunction with credit rating downgrades or upgrades. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 10 bps to 25 bps, subject to an adjustment in conjunction with changes to our credit rating. As of March 31, 2022, we elected to pay interest on the borrowed amount under the Revolving Credit Facility at LIBOR plus a spread of 100 bps, and we pay an annual commitment fee of 10 bps on the daily undrawn balance of the Revolving Credit Facility.
The Revolving Credit Facility requires us to maintain an interest expense coverage ratio as described in the Credit Agreement, on a quarterly basis, covering the trailing four consecutive fiscal quarters of no less than 3.50 to 1.00. In addition, we are required to maintain the maximum leverage ratio as described in the Credit Agreement, on a quarterly basis of 3.00 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to a maximum of 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of March 31, 2022, our maximum allowed leverage ratio was 3.00 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of March 31, 2022 (the interest expense coverage ratio was 24.79 to 1.00 and the leverage ratio was 0.96 to 1.00). Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2022.

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
Working Capital
Working capital was $3.75 billion as of March 31, 2022, which represents an increase of $160.7 million compared to our working capital of $3.59 billion as of June 30, 2021. As of March 31, 2022, our principal sources of liquidity consisted of $2.58 billion of cash, cash equivalents and marketable securities. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions and other factors such as uncertainty in the global and regional economies and the semiconductor, semiconductor-related and electronic device industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and availability under our Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.
In March 2022, Fitch upgraded our senior unsecured credit rating from BBB+ to A-. Our credit ratings as of March 31, 2022 are summarized below:

Rating Agency	Rating
Fitch	A-
Moody’s	A2
Standard & Poor’s	BBB+
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, material acquisitions and changes in our business strategy.
Off-Balance Sheet Arrangements
As of March 31, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial position, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 15 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements for information related to indemnification obligations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of March 31, 2022. Actual results may differ materially.
As of March 31, 2022, we had an investment portfolio of fixed income securities of $1.0 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of March 31, 2022, the fair value of the portfolio would have declined by $9.5 million.
The fair market value of our long-term fixed interest rate Senior Notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as market interest rates fall and decrease as market interest rates rise. As of March 31, 2022, our fixed rate Senior Notes had a principal amount, fair value and book value of $3.45 billion, $3.61 billion and $3.42 billion, respectively, due in various fiscal years ranging from 2024 to 2050.
As of March 31, 2022, we had outstanding $275.0 million aggregate principal amount of borrowings under our Revolving Credit Facility. We elected to pay interest on the borrowed amount at the London Interbank Offered Rate (“LIBOR”) plus a spread. The spread ranges from 100 bps to 175 bps based on the adjusted credit rating. The fair value of the borrowings under the Revolving Credit Facility is subject to interest rate risk only to the extent of the fixed spread portion of the interest rates, which does not fluctuate with changes in interest rates. As of March 31, 2022, if LIBOR-based interest rates increased by 100 bps, the change would increase our annual interest expense by approximately $2.4 million as it relates to our borrowings under the Revolving Credit Facility. Additionally, as of March 31, 2022, if our credit ratings were downgraded to be below investment grade, the maximum potential increase to our annual commitment fee for the Revolving Credit Facility is estimated to be approximately $1 million.
Our equity investment in a publicly traded company is subject to market price risk, which we typically do not attempt to reduce or eliminate through hedging activities. As of March 31, 2022, the fair value of our investment in the marketable equity security, which begun publicly trading on the Tokyo Stock Exchange on April 5, 2021, was $15.8 million. Assuming a decline of 50% in market prices, the aggregate value of our investment in the marketable equity security could decrease by approximately $8 million, based on the value as of March 31, 2022.
See Note 5 “Marketable Securities” to our Condensed Consolidated Financial Statements in Part I, Item 1 and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional details and risks that may affect the value of the investments in our portfolio as of March 31, 2022.
As of March 31, 2022, we had net forward and option contracts to sell $104.4 million in foreign currency in order to hedge certain currency exposures (see Note 16 “Derivative Instruments and Hedging Activities” to our Condensed Consolidated Financial Statements for additional details). If we had entered into these contracts on March 31, 2022, the U.S. dollar equivalent would have been $130.2 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $93.1 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our results of operations or cash flows.

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
The COVID-19 pandemic has caused substantial global disruptions, including in the jurisdictions where we conduct business and may cause additional disruptions in the future, which are impossible to predict.  Local, regional and national authorities in numerous jurisdictions have implemented a variety of measures designed to slow the spread of the virus, including social distancing guidelines, quarantines, banning of non-essential travel and requiring the cessation of non-essential activities on the premises of businesses. In 2022, the Chinese government implemented lockdowns in two of its larger economic hubs, Shenzhen and Shanghai. The lockdown in Shanghai continues to persist. Lockdowns in major economic hubs such as Shenzhen and Shanghai have led to additional supply chain challenges and could cause delays in the delivery of goods in or around impacted areas, which could both harm our ability to obtain components for our products in a timely manner, delay the delivery of our products in and around those areas, or delay installation of our products in those areas. Any delays in delivering or installing our products could adversely impact the timing of our revenue recognition. While all of our global manufacturing sites are currently operational, any local pandemic outbreaks or the advent of new variants could require us to temporarily curtail production levels or temporarily cease operations based on government mandates.
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

•increased costs or inability to acquire components necessary for the manufacture of our products due to reduced availability or rising inflation;
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
•political instability, natural disasters, legal or regulatory changes, acts of war such as Russia's invasion of Ukraine or terrorism in regions where we, our customers or our suppliers have operations or where we or they do business;
•rising inflation and fluctuations in interest and currency exchange rates may adversely impact our ability to compete on price with local providers or the value of revenues we generate from our international business. Although we attempt to manage some of our near-term currency risks through the use of hedging instruments, there can be no assurance that such efforts will be adequate;
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
Demand for our products is ultimately driven by the global demand for electronic devices by consumers and businesses. Economic uncertainty frequently leads to reduced consumer and business spending, and can cause our customers to decrease, cancel or delay their equipment and service orders. The tightening of credit markets, rising interest rates and concerns regarding the availability of credit can make it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. Reduced demand, combined with delays in our customers’ ability to obtain financing (or the unavailability of such financing), has at times in the past adversely affected our product and service sales and revenues and therefore has harmed our business and operating results, and our operating results and financial condition may again be adversely impacted if economic conditions decline from their current levels.
In addition, a decline in the condition of the global financial markets could adversely impact the market values or liquidity of our investments. Our investment portfolio includes corporate and government securities, money market funds and other types of debt and equity investments. Although we believe our portfolio continues to be comprised of sound investments due to the quality and (where applicable) credit ratings of such investments, a decline in the capital and financial markets or rising interest rates would adversely impact the market value of our investments and their liquidity. If the market value of such investments were to decline, or if we were to have to sell some of our investments under illiquid market conditions, we may be required to recognize an impairment charge on such investments or a loss on such sales, either of which could have an adverse effect on our financial condition and operating results.
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
We are subject to various risks related to compliance with laws, rules and regulations enacted by legislative bodies and/or regulatory agencies in the countries in which we operate and with which we must comply, including environmental, safety, antitrust, anti-corruption/anti-bribery, unclaimed property, economic sanctions and export control regulations. We have policies and procedures designed to promote compliance with applicable law, but there can be no assurance our policies and procedures will prove completely effective in ensuring compliance by all our personnel, business partners and representatives, for whose misconduct we may under some circumstances be legally responsible. Our failure or inability to comply with existing or future laws, rules or regulations in the countries in which we operate could result in government investigations and/or enforcement actions, which could result in significant financial cost (including investigation expenses, defense costs, assessments and criminal or civil penalties), reputational harm and other consequences that may adversely affect our operating results, financial condition and ability to conduct our business. For instance, in response to Russia's invasion of Ukraine, the United States, European Union and other countries imposed sanctions against Russia, Belarus and certain other regions, entities and individuals, and may impose additional sanctions, export controls or other measures. The imposition of sanctions, export controls and other measures could adversely impact our business including preventing us from performing existing contracts, recognizing revenue, pursuing new business opportunities or receiving payment for products already supplied or services already performed with customers.

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
We outsource a number of services, including our transportation, information systems management and logistics management of spare parts and certain accounting and procurement functions, to domestic and overseas third-party service providers. While outsourcing arrangements may lower our cost of operations, they also reduce our direct control over the services rendered. It is uncertain what effect such diminished control will have on the quality or quantity of products delivered or services rendered, on our ability to quickly respond to changing market conditions, or on our ability to ensure compliance with all applicable domestic and foreign laws and regulations. In addition, many of these outsourced service providers, including certain hosted software applications that we use for confidential data storage, employ cloud computing technology for such storage. These providers’ cloud computing systems may be susceptible to “cyber incidents,” such as intentional cyber-attacks aimed at theft of sensitive data or inadvertent cyber-security compromises, which are outside of our control. If we do not effectively develop and manage our outsourcing strategies, if required export and other governmental approvals are not timely obtained, if our third-party service providers pass on the cost of inflation to us or do not perform as anticipated, or do not adequately protect our data from cyber-related security breaches, or if there are delays or difficulties in enhancing business processes, we may experience operational difficulties (such as limitations on our ability to ship products), increased costs, manufacturing or service interruptions or delays, loss of intellectual property rights or other sensitive data, quality and compliance issues, and challenges in managing our product inventory or recording and reporting financial and management information, any of which could materially and adversely affect our business, financial condition and results of operations.
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

We have significant manufacturing operations in the United States, Singapore, Israel, Germany, United Kingdom, Italy and China. In addition, our business is international in nature, with our sales, service and administrative personnel and our customers and suppliers located in numerous countries throughout the world. Operations at our manufacturing facilities and our assembly subcontractors and those of our suppliers, as well as our other operations and those of our customers, are subject to disruption for a variety of reasons, including work stoppages, acts of war such as Russia's invasion of Ukraine, terrorism, health epidemics and pandemics, fire, earthquake, volcanic eruptions, energy shortages or power blackouts, flooding or other natural disasters. Such disruption could cause delays in, among other things, shipments of products to our customers, our ability to perform services requested by our customers, the ability of our suppliers to supply us components for our products in a timely manner, or the timely installation and acceptance of our products at customer sites. We cannot provide any assurance that alternate means of conducting our operations (whether through alternate production capacity or service providers or otherwise) would be available if a major disruption were to occur or that, if such alternate means were available, they could be obtained on favorable terms.
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
The industries we serve, including the semiconductor, FPD and PCB industries, are constantly developing and changing over time. Many of the risks associated with operating in these industries are comparable to the risks faced by all technology companies, such as the uncertainty of future growth rates in the industries that we serve, pricing trends in the end-markets for consumer electronics and other products (which place a growing emphasis on our customers’ cost of ownership), rising inflation in the supply chain and interest rates, changes in our customers’ capital spending patterns and, in general, an environment of constant change and development, including decreasing product and component dimensions; use of new materials; and increasingly complex device structures, applications and process steps. If we fail to appropriately adjust our cost structure and operations to adapt to any of these trends, or, with respect to technological advances, if we do not timely develop new technologies and products that successfully anticipate and address these changes, we could experience a material adverse effect on our business, financial condition and operating results.
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
•As a result of this consolidation, the customers that survive the consolidation represent a greater portion of our sales and, consequently, have greater commercial negotiating leverage. Many of our large customers have more aggressive policies regarding engaging alternative, second-source suppliers for the products we offer and, in addition, may seek and, on occasion, receive pricing, payment, intellectual property-related or other commercial terms that may have an adverse impact on our business and we may not be able to pass on the cost of inflation to our customers. Any of these changes could negatively impact our prices, customer orders, revenues and gross margins.
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
The timing, length and severity of the up-and-down cycles in the industries in which we serve are difficult to predict. The historically cyclical nature of the semiconductor industry in which we primarily operate is largely a function of our customers’ capital spending patterns and need for expanded manufacturing capacity, which, in turn, are affected by factors such as capacity utilization, consumer demand for products, inventory levels and our customers’ access to capital. Cyclicality affects our ability to accurately predict future revenue and, in some cases, future expense levels. During down cycles in our industry, the financial results of our customers may be negatively impacted, which could result not only in a decrease in, or cancellation or delay of, orders (which are generally subject to cancellation or delay by the customer with limited or no penalty) but also a weakening of their financial condition that could impair their ability to pay for our products or our ability to recognize revenue from certain customers. Our ability to recognize revenue from a particular customer may also be negatively impacted by the customer’s funding status, which could be weakened not only by rising interest rates, adverse business conditions or inaccessibility to capital markets for any number of macroeconomic or company-specific reasons, but also by funding limitations imposed by the customer’s unique organizational structure. Any of these factors could negatively impact our business, operating results and financial condition.

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

The growth that we have experienced over the past few years has resulted in higher levels of backlog, or remaining performance obligations (“RPO”). The supply chain disruptions caused by the ongoing pandemic as well as favorable market trends have led to customers agreeing to purchase equipment from us with lead times that are longer than our historical experience. As the lead times for delivery of our equipment get longer, the risk increases that customers may choose to change their equipment orders due to the evolution of the customer's technological, production or market needs. This could result in order modifications, rescheduling or even cancellations that may not be communicated to us in a timely manner, causing RPO to remain elevated until agreed with the customer.
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
We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply these materials. Generally, we do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers’ orders, we do not maintain an extensive inventory of materials for manufacturing. Through our business interruption planning, we seek to minimize the risk of production and service interruptions and/or shortages of key parts by, among other things, monitoring the financial stability of key suppliers, identifying (but not necessarily qualifying) possible alternative suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, certain key parts are available only from a single supplier or a limited group of suppliers. Also, key parts we obtain from some of our suppliers incorporate the suppliers’ proprietary intellectual property; in those cases, we are increasingly reliant on third parties for high-performance, high-technology components, which reduces the amount of control we have over the availability and protection of the technology and intellectual property that is used in our products. In addition, if certain of our key suppliers experience liquidity issues and are forced to discontinue operations, which is a heightened risk, especially during economic downturns, it could affect their ability to deliver parts and could result in delays for our products. Similarly, especially with respect to suppliers of high-technology components, our suppliers themselves have increasingly complex supply chains, and delays or disruptions at any stage of their supply chains may prevent us from obtaining parts in a timely manner and result in delays for our products, or our suppliers might pass on the cost of inflation to us while we are unable to adjust pricing with our own customers. Our operating results and business may be adversely impacted if we are unable to obtain parts to meet our production requirements and product specifications, or if we are able to do so only on unfavorable terms. Furthermore, a supplier may discontinue production of a particular part for any number of reasons, including the supplier’s financial condition or business operational decisions, which would require us to purchase, in a single transaction, a large number of such discontinued parts in order to ensure that a continuous supply of such parts remains available to our customers. Such “end-of-life” parts purchases could result in significant expenditures by us in a particular period, and ultimately any unused parts may result in a significant inventory write-off, either of which could have an adverse impact on our financial condition and results of operations for the applicable periods. Refer to the Executive Summary in Part I, Item 2 “Management’s Discussion and

Analysis of Financial Condition and Results of Operations,” for additional information on supply constraints related to the COVID-19 pandemic.
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
We have a leveraged capital structure.
As of March 31, 2022, we had $3.73 billion aggregate principal amount of senior, unsecured long-term notes. Additionally, we have commitments for an unfunded Revolving Credit Facility of $725.0 million under the Credit Agreement. We may incur additional indebtedness in the future by accessing the unfunded portion of our Revolving Credit Facility and/or entering into new financing arrangements. For example, at the same time we announced our intention to acquire Orbotech, we also announced a new stock repurchase program authorizing the repurchase up to $3.00 billion of our common stock, a large portion of which may be financed with new indebtedness. Our ability to pay interest and repay the principal amount of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this Item 1A. There can be no assurance that we will be able to manage any of these risks successfully.
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
Borrowings under our Revolving Credit Facility bear interest at a floating rate, and an increase in interest rates, particularly in the current environment of rising interest rates, would require us to pay additional interest on any borrowings, which may have an adverse effect on the value and liquidity of our debt and the market price of our common stock could decline. The interest rate under our Revolving Credit Facility is also subject to an adjustment in conjunction with our credit rating downgrades or upgrades. Additionally, under our Revolving Credit Facility, we are required to comply with affirmative and negative covenants, which include the maintenance of certain financial ratios, the details of which can be found in Note 8 “Debt” to our Condensed Consolidated Financial Statements.
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

In addition, in our commercial agreements, from time to time in the normal course of business, we indemnify third parties with whom we enter into contractual relationships, including customers, suppliers and lessors, with respect to certain matters. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, third-party claims that our products, when used for their intended purposes, infringe the intellectual property rights of such third parties, or other claims made against certain parties. We may be compelled to enter into or accrue for probable settlements of alleged indemnification obligations, or we may be subject to potential liability arising from our customers’ involvements in legal disputes. In addition, notwithstanding the provisions related to limitations on our liability that we seek to include in our business agreements, the counterparties to such agreements may dispute our interpretation or application of such provisions, and a court of law may not interpret or apply such provisions in our favor, any of which could result in an obligation for us to pay material damages to third parties and engage in costly legal proceedings. It is difficult to determine the maximum potential amount of liability under any indemnification obligations, whether or not asserted, due to our limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in any particular claim. Our business, financial condition and results of operations in a reported fiscal period could be materially and adversely affected if we expend significant amounts in defending or settling any purported claims, regardless of their merit or outcomes.
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
In addition, we may in limited circumstances enter into agreements that contain customer-specific commitments on pricing, tool reliability, spare parts stocking levels, response time and other commitments and we may be unable to adjust pricing with our customers despite rising inflation in our supply chain. Furthermore, we may give these customers limited audit or inspection rights to enable them to confirm that we are complying with these commitments. If a customer elects to exercise its audit or inspection rights, we may be required to expend significant resources to support the audit or inspection, as well as to defend or settle any dispute with a customer that could potentially arise out of such audit or inspection. To date, we have made no significant accruals in our Condensed Consolidated Financial Statements for this contingency. While we have not in the past incurred significant expenses for resolving disputes regarding these types of commitments, we cannot make any assurance that we will not incur any such liabilities in the future. Our business, financial condition and results of operations in a reported fiscal period could be materially and adversely affected if we expend significant amounts in supporting an audit or inspection, or defending or settling any purported claims, regardless of their merit or outcomes.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2022 to January 31, 2022	349,971	$404.29	349,971	$1,121,962,204
February 1, 2022 to February 28, 2022	569,288	$371.49	569,288	$910,480,425
March 1, 2022 to March 31, 2022	619,805	$341.55	619,805	$698,784,257
Total	1,539,064	$366.89	1,539,064
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

10.1	Calendar Year 2022 Executive Incentive Plan*+

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350^

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

KLA CORPORATION
(Registrant)

April 29, 2022	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

April 29, 2022	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 29, 2022	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)