Form 10-Q
period 2022-09-30
KLA CORP
filed 2022-10-28
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of October 17, 2022, there were 141,718,327 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
KLA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,819,280	$1,584,908
Marketable securities	1,134,240	1,123,100
Accounts receivable, net	1,857,320	1,811,877
Inventories	2,408,325	2,146,889
Other current assets	424,774	502,137
Total current assets	7,643,939	7,168,911
Land, property and equipment, net	913,002	849,929
Goodwill	2,278,827	2,320,049
Deferred income taxes	662,408	579,173
Purchased intangible assets, net	1,131,445	1,194,414
Other non-current assets	494,031	484,612
Total assets	$13,123,652	$12,597,088
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$479,707	$443,338
Deferred system revenue	440,477	500,969
Deferred service revenue	362,832	381,737
Other current liabilities	1,856,348	1,545,039
Total current liabilities	3,139,364	2,871,083
Long-term debt	6,312,749	6,660,718
Deferred tax liabilities	557,832	658,937
Deferred service revenue	129,861	124,618
Other non-current liabilities	881,772	882,642
Total liabilities	11,021,578	11,197,998
Commitments and contingencies (Notes 9, 14 and 15)
Stockholders’ equity:
Common stock and capital in excess of par value	1,041,948	1,061,940
Retained earnings	1,118,967	366,882
Accumulated other comprehensive loss	(58,841)	(27,471)
Total KLA stockholders’ equity	2,102,074	1,401,351
Non-controlling interest in consolidated subsidiaries	—	(2,261)
Total stockholders’ equity	2,102,074	1,399,090
Total liabilities and stockholders’ equity	$13,123,652	$12,597,088
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
(In thousands, except per share amounts)	2022	2021
Revenues:
Product	$2,195,609	$1,629,888
Service	528,815	453,950
Total revenues	2,724,424	2,083,838
Costs and expenses:
Costs of revenues	1,041,226	813,624
Research and development	318,515	258,153
Selling, general and administrative	253,980	193,261
Interest expense	74,395	38,312
Loss on extinguishment of debt	13,286	—
Other expense (income), net	(47,006)	14,140
Income before income taxes	1,070,028	766,348
Provision (benefit) for income taxes	43,963	(302,137)
Net income	1,026,065	1,068,485
Less: Net loss attributable to non-controlling interest	74	68
Net income attributable to KLA	$1,025,991	$1,068,417
Net income per share attributable to KLA
Basic	$7.23	$7.01
Diluted	$7.20	$6.96
Weighted-average number of shares:
Basic	141,829	152,330
Diluted	142,563	153,410
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,
(In thousands)	2022	2021
Net income	$1,026,065	$1,068,485
Other comprehensive income (loss):
Currency translation adjustments:
Cumulative currency translation adjustments	(19,712)	(2,755)
Income tax benefit	—	317
Net change related to currency translation adjustments	(19,712)	(2,438)
Cash flow hedges:
Net unrealized gains arising during the period	1,768	852
Reclassification adjustments for net gains included in net income	(10,175)	(1,218)
Income tax (provision) benefit	1,188	(61)
Net change related to cash flow hedges	(7,219)	(427)
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	891	628
Available-for-sale securities:
Net unrealized losses arising during the period	(6,964)	(317)
Reclassification adjustments for net (gains) losses included in net income	174	(1)
Income tax benefit	1,460	68
Net change related to available-for-sale securities	(5,330)	(250)
Other comprehensive loss	(31,370)	(2,487)
Less: Comprehensive loss attributable to non-controlling interest	74	68
Total comprehensive income attributable to KLA	$994,621	$1,065,930
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholders’ Equity	Non- Controlling Interest	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2022	141,804	$1,061,940	$366,882	$(27,471)	$1,401,351	$(2,261)	$1,399,090
Net income attributable to KLA	—	—	1,025,991	—	1,025,991	—	1,025,991
Net income attributable to non-controlling interest	—	—	—	—	—	74	74
Other comprehensive loss	—	—	—	(31,370)	(31,370)	—	(31,370)
Net issuance under employee stock plans	171	(54,950)	—	—	(54,950)	—	(54,950)
Repurchase of common stock	(257)	(1,926)	(87,690)	—	(89,616)	—	(89,616)
Cash dividends ($1.30 per share) and dividend equivalents declared	—	—	(186,216)	—	(186,216)	—	(186,216)
Stock-based compensation expense	—	34,982	—	—	34,982	—	34,982
Purchase of non-controlling interest	—	1,902	—	—	1,902	(6,196)	(4,294)
Disposal of non-controlling interest	—	—	—	—	—	8,383	8,383
Balances as of September 30, 2022	141,718	$1,041,948	$1,118,967	$(58,841)	$2,102,074	$—	$2,102,074

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholders’ Equity	Non- Controlling Interest	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2021	152,776	$2,175,988	$1,277,123	$(75,557)	$3,377,554	$(1,912)	$3,375,642
Net income attributable to KLA	—	—	1,068,417	—	1,068,417	—	1,068,417
Net income attributable to non-controlling interest	—	—	—	—	—	68	68
Other comprehensive loss	—	—	—	(2,487)	(2,487)	—	(2,487)
Net issuance under employee stock plans	160	(46,532)	—	—	(46,532)	—	(46,532)
Repurchase of common stock	(1,190)	(16,966)	(382,711)	—	(399,677)	—	(399,677)
Cash dividends ($1.05 per share) and dividend equivalents declared	—	—	(161,561)	—	(161,561)	—	(161,561)
Stock-based compensation expense	—	25,216	—	—	25,216	—	25,216
Balances as of September 30, 2021	151,746	$2,137,706	$1,801,268	$(78,044)	$3,860,930	$(1,844)	$3,859,086
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$1,026,065	$1,068,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,938	84,824
Loss on extinguishment of debt	13,286	—
Unrealized foreign exchange loss and other	1,783	15,639
Asset impairment charges	9,156	5,962
Disposal of non-controlling interest	8,270	—
Stock-based compensation expense	34,982	25,216
Gain on sale of business	(29,687)	—
Deferred income taxes	(156,226)	(427,970)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	(55,073)	(180,354)
Inventories	(265,530)	(138,189)
Other assets	45,637	4,673
Accounts payable	36,472	41,868
Deferred system revenue	(60,492)	33,469
Deferred service revenue	(12,411)	4,912
Other liabilities	313,375	325,262
Net cash provided by operating activities	1,011,545	863,797
Cash flows from investing activities:
Net proceeds from sale of business	75,358	—
Business acquisitions, net of cash acquired	(27,144)	(37,986)
Capital expenditures	(84,352)	(68,955)
Purchases of available-for-sale securities	(256,793)	(264,000)
Proceeds from sale of available-for-sale securities	26,608	14,954
Proceeds from maturity of available-for-sale securities	211,465	178,414
Purchases of trading securities	(19,512)	(22,896)
Proceeds from sale of trading securities	19,875	25,163
Proceeds from other investments	1,020	—
Net cash used in investing activities	(53,475)	(175,306)
Cash flows from financing activities:
Payment of debt issuance costs	(6,515)	—
Proceeds from revolving credit facility	300,000	300,000
Repayment of debt	(662,250)	(300,000)
Common stock repurchases	(89,846)	(399,677)
Payment of dividends to stockholders	(187,984)	(162,821)
Issuance of common stock	115	—
Tax withholding payments related to vested and released restricted stock units	(54,952)	(46,532)
Purchase of non-controlling interest	(4,295)	—
Net cash used in financing activities	(705,727)	(609,030)
Effect of exchange rate changes on cash and cash equivalents	(17,971)	(4,507)
Net increase in cash and cash equivalents	234,372	74,954
Cash and cash equivalents at beginning of period	1,584,908	1,434,610
Cash and cash equivalents at end of period	$1,819,280	$1,509,564
Supplemental cash flow disclosures:
Income taxes paid, net	$101,061	$57,532
Interest paid	$44,216	$39,717
Non-cash activities:
Contingent consideration payable - financing activities	$145	$12,810
Dividends payable - financing activities	$1,942	$1,783
Unsettled common stock repurchase - financing activities	$—	$5,999
Accrued purchases of land, property and equipment - investing activities	$34,027	$22,962
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation. For purposes of this report, “KLA,” the “Company,” “we,” “our,” “us” or similar references mean KLA Corporation and its majority-owned subsidiaries unless the context requires otherwise. The Condensed Consolidated Financial Statements have been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.
The unaudited interim Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of June 30, 2022 was derived from the Company’s audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 but does not include all disclosures required by GAAP for audited financial statements. The unaudited interim Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations, comprehensive income, stockholders’ equity and cash flows for the periods indicated. These Condensed Consolidated Financial Statements and notes, however, should be read in conjunction with Item 8 “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
The Condensed Consolidated Financial Statements include the accounts of KLA and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The results of operations for the three months ended September 30, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2023.
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
Significant Accounting Policies. There have been no material changes to our significant accounting policies summarized in Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
Recent Accounting Pronouncements
Recently Adopted
None

Updates Not Yet Effective
In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires companies to apply revenue guidance to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination at carrying value. Under the current business combination guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. This update is effective for us in the first quarter of our fiscal year ending June 30, 2024, and should be applied on a prospective basis. Early adoption is permitted. The impact of adopting this update will depend on the magnitude of contract assets and contract liabilities acquired in future acquisitions.

NOTE 2 – REVENUE
Contract Balances
The following table represents the opening and closing balances of accounts receivable, net, contract assets and contract liabilities as of the indicated dates.

	As of	As of
(Dollar amounts in thousands)	September 30, 2022	June 30, 2022	$ Change	% Change
Accounts receivable, net	$1,857,320	$1,811,877	$45,443	3%
Contract assets	$114,086	$114,747	$(661)	(1)%
Contract liabilities	$933,170	$1,007,324	$(74,154)	(7)%
Our payment terms and conditions vary by contract type, although the terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of product shipment, with the remainder payable within 30 days of acceptance.
The change in contract assets during the three months ended September 30, 2022 was mainly due to $49.6 million of contract assets reclassified to net accounts receivable as our right to consideration for these contract assets became unconditional, largely offset by $49.3 million of revenue recognized for which the payment is subject to conditions other than passage of time. Contract assets are included in other current assets on our Condensed Consolidated Balance Sheets.
The change in contract liabilities during the three months ended September 30, 2022 was mainly due to the recognition in revenue of $489.5 million that was included in contract liabilities as of June 30, 2022, partially offset by an increase in the value of products and services billed to customers for which control of the products and services has not transferred to the customers. The change in contract liabilities during the three months ended September 30, 2021 was mainly due to an increase in the value of products and services billed to customers for which control of the products and services has not transferred to the customers, partially offset by the recognition in revenue of $303.0 million that was included in contract liabilities as of June 30, 2021. Contract liabilities are included in current and non-current liabilities on our Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

As of September 30, 2022, we had $13.65 billion of remaining performance obligations, which represents our obligation to deliver products and services, and primarily consists of sales orders where written customer requests have been received. This amount excludes contract liabilities of $0.93 billion as described above. We expect to recognize approximately 45% to 55% of these performance obligations as revenue beyond the next 12 months, but this estimate is subject to constant change depending upon supply chain constraints, customer slot change requests and potential elevated demand levels, which could require even longer lead times. In October 2022, the U.S. government issued new regulations to control U.S. semiconductor and high-performance computing technology (including wafer fab equipment) and related support by U.S. persons to the People’s Republic of China (“China”). The regulations impose export license requirements effectively on all KLA products and services to customers located in China that fabricate certain advanced logic, NAND and DRAM integrated circuits (“IC”). KLA is also restricted from providing certain U.S. origin tools, software and technology to certain wafer fab equipment manufacturers and maskshops located in China, absent an export license. These regulations are complex, and we are working on assessing their potential impact. We are taking appropriate measures to comply with these regulations and are applying for export licenses, when required, to avoid disruption to our customers’ operations. While some export licenses have been obtained by us or our customers, there can be no assurance that export licenses applied for by either us or our customers will be granted.
Refer to Note 18 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements for information related to revenues by geographic region as well as significant product and service offerings.
NOTE 3 – FAIR VALUE MEASUREMENTS
Our financial assets and liabilities are measured and recorded at fair value, except for our debt and certain equity investments in privately held companies. Equity investments without a readily available fair value are accounted for using the measurement alternative. The measurement alternative is calculated as cost minus impairment, if any, plus or minus changes resulting from observable price changes. See Note 8 “Debt” to our Condensed Consolidated Financial Statements for disclosure of the fair value of our Senior Notes, as defined in that Note.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers between Level 1, Level 2 and Level 3 fair value measurements during the three months ended September 30, 2022.
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

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on our Condensed Consolidated Balance Sheets as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Little or No Market Activity Inputs
As of September 30, 2022 (In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds and other	$1,050,327	$1,050,327	$—	$—
U.S. Treasury securities	4,992	—	4,992	—
Marketable securities:
Corporate debt securities	465,354	—	465,354	—
Municipal securities	48,971	—	48,971	—
Sovereign securities	5,979	—	5,979	—
U.S. Government agency securities	76,702	76,702	—	—
U.S. Treasury securities	427,226	408,477	18,749	—
Equity securities	13,086	13,086	—	—
Total cash equivalents and marketable securities(1)	2,092,637	1,548,592	544,045	—
Other current assets:
Derivative assets	44,989	—	44,989	—
Other non-current assets:
Executive Deferred Savings Plan	213,824	167,944	45,880	—
Total financial assets(1)	$2,351,450	$1,716,536	$634,914	$—
Liabilities
Derivative liabilities	$(43,087)	$—	$(43,087)	$—
Deferred payments	(2,425)	—	—	(2,425)
Contingent consideration payable	(23,820)	—	—	(23,820)
Total financial liabilities	$(69,332)	$—	$(43,087)	$(26,245)
________________
(1) Excludes cash of $591.1 million held in operating accounts and time deposits of $269.8 million (of which $172.8 million were cash equivalents) as of September 30, 2022.

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on our Condensed Consolidated Balance Sheets as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Little or No Market Activity Inputs
As of June 30, 2022 (In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Corporate debt securities	$922	$—	$922	$—
Money market funds and other	948,027	948,027	—	—
U.S. Treasury securities	22,485	—	22,485	—
Marketable securities:
Corporate debt securities	472,047	—	472,047	—
Municipal securities	60,724	—	60,724	—
Sovereign securities	5,990	—	5,990	—
U.S. Government agency securities	91,116	91,116	—	—
U.S. Treasury securities	348,026	344,559	3,467	—
Equity securities	11,035	11,035	—	—
Total cash equivalents and marketable securities(1)	1,960,372	1,394,737	565,635	—
Other current assets:
Derivative assets	40,311	—	40,311	—
Other non-current assets:
Executive Deferred Savings Plan	224,188	176,928	47,260	—
Total financial assets(1)	$2,224,871	$1,571,665	$653,206	$—
Liabilities
Derivative liabilities	$(34,315)	$—	$(34,315)	$—
Deferred payments	(2,350)	—	—	(2,350)
Contingent consideration payable	(23,674)	—	—	(23,674)
Total financial liabilities	$(60,339)	$—	$(34,315)	$(26,024)
________________
(1) Excludes cash of $472.8 million held in operating accounts and time deposits of $274.9 million (of which $140.7 million were cash equivalents) as of June 30, 2022.

NOTE 4 – FINANCIAL STATEMENT COMPONENTS
Condensed Consolidated Balance Sheets

	As of	As of
(In thousands)	September 30, 2022	June 30, 2022
Accounts receivable, net:
Accounts receivable, gross	$1,884,328	$1,832,508
Allowance for credit losses	(27,008)	(20,631)
	$1,857,320	$1,811,877
Inventories:
Customer service parts	$422,983	$402,121
Raw materials	1,183,244	1,042,916
Work-in-process	527,359	451,782
Finished goods	274,739	250,070
	$2,408,325	$2,146,889
Other current assets:
Deferred costs of revenues	$117,341	$124,487
Contract assets	114,086	114,747
Prepaid expenses	100,027	108,942
Prepaid income and other taxes	31,009	89,713
Other current assets	62,311	64,248
	$424,774	$502,137
Land, property and equipment, net:
Land	$72,288	$67,846
Buildings and leasehold improvements	728,948	712,751
Machinery and equipment	805,466	819,191
Office furniture and fixtures	46,213	44,957
Construction-in-process	150,974	110,079
	1,803,889	1,754,824
Less: accumulated depreciation	(890,887)	(904,895)
	$913,002	$849,929
Other non-current assets:
Executive Deferred Savings Plan(1)	$213,824	$224,188
Operating lease right of use assets	125,986	126,444
Other non-current assets	154,221	133,980
	$494,031	$484,612
Other current liabilities:
Customer credits and advances	$579,767	$515,118
Compensation and benefits	441,671	351,924
Income taxes payable	278,400	126,964
Other accrued expenses	245,476	253,265
Executive Deferred Savings Plan(1)	215,193	225,867
Interest payable	65,140	39,683
Operating lease liabilities	30,701	32,218
	$1,856,348	$1,545,039
Other non-current liabilities:
Customer credits and advances	$304,396	$204,914
Income taxes payable	300,461	367,052
Operating lease liabilities	79,789	81,369
Pension liabilities	73,426	78,525
Other non-current liabilities	123,700	150,782
	$881,772	$882,642

________________
(1)We have a non-qualified deferred compensation plan (known as “Executive Deferred Savings Plan” or “EDSP”) under which certain employees and non-employee directors may defer a portion of their compensation. The benefit associated with changes in the EDSP liability included in selling, general and administrative (“SG&A”) expense was $10.3 million and $1.0 million during the three months ended September 30, 2022 and 2021, respectively. The amount of net losses associated with changes in the EDSP assets included in SG&A expense was $10.3 million and $1.1 million during the three months ended September 30, 2022 and 2021, respectively. For additional details, refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) (“AOCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of September 30, 2022	$(63,598)	$(20,816)	$49,617	$(24,044)	$(58,841)

Balance as of June 30, 2022	$(43,886)	$(15,486)	$56,836	$(24,935)	$(27,471)
The effects on net income of amounts reclassified from AOCI to the Condensed Consolidated Statements of Operations for the indicated periods were as follows (in thousands; amounts in parentheses indicate debits or reductions to earnings):

AOCI Components		Three Months Ended
		September 30,
	Location in the Condensed Consolidated Statement of Operations	2022	2021
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$14,605	$1,729
	Costs of revenues and operating expenses	(5,367)	(232)
	Interest expense	937	(279)
	Net gains reclassified from AOCI	$10,175	$1,218
Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$(174)	$1

The amount reclassified out of AOCI related to our defined benefit pension plans that was recognized as a component of net periodic cost for the three months ended September 30, 2022 and 2021 was $0.4 million in both periods. For additional details, refer to Note 13 “Employee Benefit Plans” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

NOTE 5 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of September 30, 2022 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$476,396	$9	$(11,051)	$465,354
Money market funds and other	1,050,327	—	—	1,050,327
Municipal securities	50,374	—	(1,403)	48,971
Sovereign securities	6,034	—	(55)	5,979
U.S. Government agency securities	78,138	17	(1,453)	76,702
U.S. Treasury securities	444,801	9	(12,592)	432,218
Equity securities(1)	3,211	9,875	—	13,086
Subtotal	2,109,281	9,910	(26,554)	2,092,637
Add: Time deposits(2)	269,755	—	—	269,755
Less: Cash equivalents	1,228,151	1	—	1,228,152
Marketable securities	$1,150,885	$9,909	$(26,554)	$1,134,240

As of June 30, 2022 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$481,881	$3	$(8,915)	$472,969
Money market funds and other	948,027	—	—	948,027
Municipal securities	61,973	—	(1,249)	60,724
Sovereign securities	6,041	2	(53)	5,990
U.S. Government agency securities	92,273	26	(1,183)	91,116
U.S. Treasury securities	378,871	18	(8,378)	370,511
Equity securities(1)	3,211	7,824	—	11,035
Subtotal	1,972,277	7,873	(19,778)	1,960,372
Add: Time deposits(2)	274,873	—	—	274,873
Less: Cash equivalents	1,112,146	—	(1)	1,112,145
Marketable securities	$1,135,004	$7,873	$(19,777)	$1,123,100
________________
(1) Unrealized gains on equity securities included in our portfolio include the initial fair value adjustment recorded upon a security becoming marketable.
(2) Time deposits excluded from fair value measurements.
Our investment portfolio includes both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of our unrealized losses are due to changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all these investments upon maturity. As of September 30, 2022, we had 536 investments in a gross unrealized loss position. The following table summarizes the fair value and gross unrealized losses of our investments that were in an unrealized loss position as of the dates indicated below.

As of September 30, 2022	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$405,334	$(9,419)	$51,452	$(1,632)	$456,786	$(11,051)
Municipal securities	33,165	(857)	15,505	(546)	48,670	(1,403)
Sovereign securities	4,019	(12)	1,960	(43)	5,979	(55)
U.S. Government agency securities	25,363	(322)	29,225	(1,131)	54,588	(1,453)
U.S. Treasury securities	310,815	(9,310)	107,359	(3,282)	418,174	(12,592)
Total	$778,696	$(19,920)	$205,501	$(6,634)	$984,197	$(26,554)

As of June 30, 2022 (In thousands)	Fair Value(1)	Gross Unrealized Losses(1)
Corporate debt securities	$458,699	$(8,915)
Municipal securities	58,722	(1,249)
Sovereign securities	2,963	(53)
U.S. Government agency securities	60,285	(1,183)
U.S. Treasury securities	336,819	(8,378)
Total	$917,488	$(19,778)
________________
(1) As of June 30, 2022, our investments that were in a continuous loss position of 12 months or more, as well as the unrealized losses on those investments, were immaterial.
The contractual maturities of securities classified as available-for-sale, regardless of their classification on our Condensed Consolidated Balance Sheets, as of the date indicated below were as follows:

As of September 30, 2022 (In thousands)	Amortized Cost	Fair Value
Due within one year	$601,307	$602,657
Due after one year through three years	549,578	531,583
Total	$1,150,885	$1,134,240
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities for the three months ended September 30, 2022 and 2021 were immaterial.
NOTE 6 - BUSINESS COMBINATIONS AND DISPOSITIONS
Business Combinations
On August 9, 2022, we acquired a privately held company, primarily to secure the supply of materials for existing products, for aggregate purchase consideration of $32.7 million, payable in cash. The purchase consideration was allocated as follows: $30.0 million to identifiable intangible assets, $2.3 million to net tangible assets, $6.5 million to deferred tax liabilities and $6.8 million to goodwill. The purchase consideration allocation is preliminary, and as additional information becomes available, we may further revise it during the remainder of the measurement period, which will not exceed 12 months from the closing of the acquisition. The goodwill was assigned to the Wafer Inspection and Patterning reporting unit.
On May 1, 2022, we acquired the outstanding shares of a privately held company for total purchase consideration of $8.6 million, paid in cash. We allocated the purchase price to the tangible and identified intangible assets acquired and liabilities assumed based on their preliminary estimated fair values, and residual goodwill was allocated to the Wafer Inspection and Patterning reporting unit.
On February 28, 2022, we completed the acquisition of 100% of the outstanding shares of ECI Technology, Inc. (“ECI”), a privately held company, for aggregate purchase consideration of $431.5 million, paid in cash, including a post-closing adjustment in the quarter ended September 30, 2022. KLA acquired ECI to extend and enhance our portfolio of products and services. The purchase consideration was allocated as follows: $208.4 million to identifiable intangible assets, $2.9 million to net tangible liabilities, $40.5 million to deferred tax liabilities, and $266.4 million to goodwill. The purchase consideration is preliminary, and as additional information becomes available, we may further revise it during the remainder of the measurement period, which will not exceed 12 months from the closing of the acquisition. The goodwill was assigned to the Wafer Inspection and Patterning reporting unit.
We have included the financial results of the acquisitions in our Condensed Consolidated Financial Statements from their respective acquisition dates, and these results were not material to our Condensed Consolidated Financial Statements. The goodwill recorded as a result of the above acquisitions was not deductible for tax purposes.
As of September 30, 2022, we had $23.8 million of contingent consideration recorded for the acquisitions completed during fiscal years ended June 30, 2022 and 2019, of which $17.1 million is classified as a current liability and $6.7 million as a non-current liability on the Condensed Consolidated Balance Sheet.
Business Dispositions
As of June 30, 2022, we owned approximately 94% of the outstanding equity interest in Orbograph Ltd. (“Orbograph”), a non-core business engaged in the development and marketing of character recognition solutions to banks, financial and other payment processing institutions and healthcare providers. On August 9, 2022, we acquired the non-controlling interest in Orbograph. On August 11, 2022, we sold our entire interest in Orbograph to a portfolio company of a private equity firm for total consideration of $110.0 million and net cash proceeds from the transaction of $75.4 million. We recognized a pre-tax gain from the sale of $29.7 million, which was recorded as part of other expense (income), net. Included in the sale were $26.5 million in tangible assets, $30.5 million in liabilities and $61.2 million in goodwill and intangible assets.
For additional details of business combinations and assets held for sale, refer to Note 6 “Business Combinations and Dispositions” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
NOTE 7 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in business combinations. We have three reportable segments and five operating segments. The operating segments are determined to be the same as reporting units. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements. The following table presents changes in goodwill carrying value during the three months ended September 30, 2022:

(In thousands)	Wafer Inspection and Patterning	Global Service and Support (“GSS”)	Specialty Semiconductor Process	PCB and Display	Component Inspection	Total
Balance as of June 30, 2022	$725,737	$25,908	$681,858	$872,971	$13,575	$2,320,049
Acquired goodwill	6,776	—	—	—	—	6,776
Goodwill disposal from sale of business (1)	—	—	—	(42,622)	—	(42,622)
Goodwill adjustments	(5,337)	—	—	—	—	(5,337)
Foreign currency adjustments	(39)	—	—	—	—	(39)
Balance as of September 30, 2022	$727,137	$25,908	$681,858	$830,349	$13,575	$2,278,827
(1)    Refer to the “Business Dispositions” section of Note 6 “Business Combinations and Dispositions” for more information on the sale of Orbograph.
Goodwill is not subject to amortization but is tested for impairment annually during the third fiscal quarter, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
As of September 30, 2022, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the annual assessment performed in the third quarter of the fiscal year ended June 30, 2022. There was no goodwill impairment as a result of that assessment. For additional details, refer to Note 7, “Goodwill and Purchased Intangible Assets” to our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of September 30, 2022			As of June 30, 2022
Category	Range of Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-8	$1,536,826	$705,476	$831,350	$1,523,691	$668,175	$855,516
Customer relationships	4-9	358,567	175,260	183,307	366,567	167,819	198,748
Trade name / Trademark	4-7	116,583	67,487	49,096	121,083	68,194	52,889
Order backlog and other	<1-9	85,836	64,248	21,588	87,836	58,970	28,866
Intangible assets subject to amortization(1)		2,097,812	1,012,471	1,085,341	2,099,177	963,158	1,136,019
In-process research and development		61,322	15,218	46,104	64,457	6,062	58,395
Total		$2,159,134	$1,027,689	$1,131,445	$2,163,634	$969,220	$1,194,414
(1)    The disposition of Orbograph during the three months ended September 30, 2022, resulted in a decrease in the gross amount of intangible assets subject to amortization of $34.5 million, a decrease in accumulated amortization of $15.9 million, and a decrease in the net amount of $18.6 million. Refer to the “Business Dispositions” section of Note 6 “Business Combinations and Dispositions” for more information on the sale of Orbograph.
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
During the three months ended September 30, 2022, there was an abandonment of an in-process research and development project that resulted in a write off of $9.2 million. As of September 30, 2022, there were no impairment indicators for purchased intangible assets.
Amortization expense for purchased intangible assets for the periods indicated below was as follows:

	Three Months Ended September 30,
(In thousands)	2022	2021
Amortization expense - Costs of revenues	$45,066	$41,124
Amortization expense - SG&A	20,128	12,389
Amortization expense - Research and development	31	31
Total	$65,225	$53,544
Based on the purchased intangible assets gross carrying amount recorded as of September 30, 2022, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2023 (remaining nine months)	$195,393
2024	238,575
2025	222,123
2026	206,211
2027	129,630
2028 and thereafter	93,409
Total	$1,085,341

NOTE 8 – DEBT
The following table summarizes our debt as of September 30, 2022 and June 30, 2022:

	As of September 30, 2022		As of June 30, 2022
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 4.650% Senior Notes due on November 1, 2024	$750,000	4.682%	$1,250,000	4.682%
Fixed-rate 5.650% Senior Notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Fixed-rate 4.100% Senior Notes due on March 15, 2029	800,000	4.159%	800,000	4.159%
Fixed-rate 5.000% Senior Notes due on March 15, 2049	400,000	5.047%	400,000	5.047%
Fixed-rate 3.300% Senior Notes due on March 1, 2050	750,000	3.302%	750,000	3.302%
Fixed-rate 4.650% Senior Notes due on July 15, 2032	1,000,000	4.657%	1,000,000	4.657%
Fixed-rate 4.950% Senior Notes due on July 15, 2052	1,200,000	5.009%	1,200,000	5.009%
Fixed-rate 5.250% Senior Notes due on July 15, 2062	800,000	5.259%	800,000	5.259%
Revolving Credit Facility	425,000	4.409%	275,000	2.258%
Total	6,375,000		6,725,000
Unamortized discount/premium, net	(18,720)		(19,304)
Unamortized debt issuance costs	(43,531)		(44,978)
Total	$6,312,749		$6,660,718
Reported as:
Long-term debt	$6,312,749		$6,660,718
Total	$6,312,749		$6,660,718
Senior Notes and Debt Redemption
In June 2022, we issued $3.00 billion aggregate principal amount of senior, unsecured notes (the “2022 Senior Notes”) as follows: $1.00 billion of 4.650% senior, unsecured notes due July 15, 2032; $1.20 billion of 4.950% senior, unsecured notes due July 15, 2052; and $800.0 million of 5.250% senior, unsecured notes due July 15, 2062. A portion of the net proceeds of the 2022 Senior Notes was used to complete a tender offer in July 2022 for $500.0 million of our Senior Notes due November 1, 2024 including associated redemption premiums, accrued interest and other fees and expenses. The transaction resulted in pre-tax net loss on extinguishment of debt of $13.3 million for the three months ended September 30, 2022. The remainder of the net proceeds were used for share repurchases and for general corporate purposes.
Prior to June 2022, the following aggregate principal amounts of senior, unsecured long-term notes were issued in the following periods: $750.0 million in February 2020 (the “2020 Senior Notes”), $1.20 billion in March 2019 (the “2019 Senior Notes”) and $2.50 billion in November 2014 (the “2014 Senior Notes”). These along with the 2022 Senior Notes are collectively referred to as the “Senior Notes.”
The original discounts on the Senior Notes are being amortized over the life of the debt. Interest is payable as follows: semi-annually on January 15 and July 15 of each year for the 2022 Senior Notes; semi-annually on March 1 and September 1 of each year for the 2020 Senior Notes; semi-annually on March 15 and September 15 of each year for the 2019 Senior Notes; and semi-annually on May 1 and November 1 of each year for the 2014 Senior Notes. The relevant indentures for the Senior Notes (collectively, the “Indenture”) include covenants that limit our ability to grant liens on our facilities and enter into sale and leaseback transactions.
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

Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of September 30, 2022 and June 30, 2022 was $5.44 billion and $6.39 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of September 30, 2022, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility
As of March 31, 2022, we had in place a Credit Agreement (“Prior Credit Agreement”) providing for a $1.00 billion five-year unsecured Revolving Credit Facility with a maturity date of November 30, 2023 (“Prior Revolving Credit Facility”). In the fourth quarter of fiscal 2022, we replaced the Prior Credit Agreement and Prior Revolving Credit Facility with a renegotiated Credit Facility (“Credit Agreement”) and renegotiated unsecured Revolving Credit Facility (“Revolving Credit Facility”) having a maturity date of June 8, 2027 that allows us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. During the quarter ended September 30, 2022, we borrowed $300.0 million from the Revolving Credit Facility and repaid $150.0 million, leaving $425.0 million aggregate principal amount of borrowings outstanding at September 30, 2022.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the maturity date, at which time we may exercise two one-year extension options with the consent of the lenders. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility can be made as Term Secured Overnight Financing Rate (“SOFR”) Loans or Alternate Base Rate (“ABR”) Loans, at the Company’s option. In the event that Term SOFR is unavailable, any Term SOFR elections will be converted to Daily Simple SOFR, as long as it is available. Each Term SOFR Loan will bear interest at a rate per annum equal to the applicable Adjusted Term SOFR rate, which is equal to the applicable Term SOFR rate plus 10 bps that shall not be less than zero, plus a spread ranging from 75 bps to 125 bps, as determined by the Company’s credit ratings at the time. Each ABR Loan will bear interest at a rate per annum equal to the ABR plus a spread ranging from 0 bps to 25 bps, as determined by the Company’s credit ratings at the time. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 4.5 bps to 12.5 bps, subject to an adjustment in conjunction with changes to our credit rating. The applicable interest rates and commitment fees are also subject to adjustment based on the Company’s performance against certain environmental sustainability key performance indicators related to greenhouse gas emissions and renewable electricity usage. As of September 30, 2022, the all-in interest rate of the $425.0 million outstanding Term SOFR loans reflected the applicable Adjusted Term SOFR rate plus a spread of 100 bps and the applicable commitment fee on the daily undrawn balance of the Revolving Credit Facility was 9 bps.
Under the Credit Agreement, the maximum leverage ratio on a quarterly basis is 3.50 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of September 30, 2022, our maximum allowed leverage ratio was 3.50 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of September 30, 2022.
For additional details, refer to Note 8 “Debt” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
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
Lease expense was $9.4 million and $9.1 million for the three months ended September 30, 2022 and 2021, respectively. Expense related to short-term leases, which are not recorded on the Condensed Consolidated Balance Sheets, was not material for the three months ended September 30, 2022 and 2021. As of September 30, 2022 and June 30, 2022, the weighted-average remaining lease term was 4.8 years for both periods, and the weighted-average discount rate for operating leases was 2.30% and 2.18%, respectively.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30,
In thousands	2022	2021
Operating cash outflows from operating leases	$9,627	$9,485
Right of use assets obtained in exchange for new operating lease liabilities	$9,220	$5,955
Maturities of lease liabilities as of September 30, 2022 were as follows:

Fiscal Year Ending June 30:	(In thousands)
2023 (remaining nine months)	$25,807
2024	27,028
2025	21,023
2026	16,200
2027	11,987
2028 and thereafter	15,499
Total lease payments	117,544
Less imputed interest	(7,054)
Total	$110,490
As of September 30, 2022, we did not have material leases that had not yet commenced.
NOTE 10 – EQUITY, LONG-TERM INCENTIVE COMPENSATION PLANS AND NON-CONTROLLING INTEREST
Equity Incentive Program
As of September 30, 2022, 8.4 million shares remained available for issuance under our 2004 Equity Incentive Plan (the “2004 Plan”). For details of the 2004 Plan refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
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
As of September 30, 2022, there were 19,947 shares of our common stock underlying the outstanding assumed restricted stock units (“RSUs”) under the Assumed Equity Plans. For details on the Assumed Equity Plans, refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Equity Incentive Plans - General Information
The following table summarizes the combined activity under our equity incentive plans:

(In thousands)	Available For Grant(1) (2)
Balance as of June 30, 2022	9,242
RSUs granted(3)	(883)
RSUs canceled	66
Balance as of September 30, 2022	8,425
__________________
(1)The number of RSUs reflects the application of the award multiplier of 2.0x to calculate the impact of the award on the shares reserved under the 2004 Plan.
(2)No additional stock options, RSUs or other awards will be granted under the Assumed Equity Plans.
(3)Includes RSUs granted to senior management during the three months ended September 30, 2022 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such RSUs that are deemed to have been earned) (“performance-based RSUs”). This line item includes all such performance-based RSUs granted during the three months ended September 30, 2022 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.6 million shares for the three months ended September 30, 2022 reflects the application of the multiplier described above).

The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. For RSUs granted without “dividend equivalent” rights, fair value is calculated using the closing price of our common stock on the grant date, adjusted to exclude the present value of dividends which are not accrued on those RSUs. The fair value for RSUs granted with “dividend equivalent” rights is determined using the closing price of our common stock on the grant date. Compensation expense for RSUs with performance-based metrics is calculated based upon expected achievement of the metrics specified in the grant, or when a grant contains a market condition, the grant date fair value using a Monte Carlo simulation.
The following table shows stock-based compensation expense for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2022	2021
Stock-based compensation expense by:
Costs of revenues	$5,589	$3,838
R&D	8,356	4,694
SG&A	21,037	16,684
Total stock-based compensation expense	$34,982	$25,216
Stock-based compensation capitalized as inventory as of September 30, 2022 and June 30, 2022 was $9.7 million and $8.6 million, respectively.

Restricted Stock Units
The following table shows the activity and weighted-average grant date fair values for RSUs during the three months ended September 30, 2022:

	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding RSUs as of June 30, 2022(2)	1,593	$218.03
Granted(3)	441	$397.40
Vested and released	(171)	$159.44
Withheld for taxes	(141)	$159.44
Forfeited	(34)	$139.31
Outstanding RSUs as of September 30, 2022(2)	1,688	$277.30
__________________
(1)Share numbers reflect actual shares subject to awarded RSUs.
(2)Includes performance-based RSUs.
(3)This line item includes performance-based RSUs granted during the three months ended September 30, 2022 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.3 million shares for the three months ended September 30, 2022).
The RSUs granted by us generally vest as follows: with respect to awards with only service-based vesting criteria, over periods ranging from two to four years; with respect to awards with both performance-based and service-based vesting criteria, over periods ranging from three to four years; and with respect to awards with both market-based and service-based vesting criteria, in three equal installments on the third, fourth and fifth anniversaries of the grant date, in each case subject to the recipient remaining employed by us as of the applicable vesting date. The RSUs granted to the independent members of the Board of Directors vest annually.
The following table shows the weighted-average grant date fair value per unit for the RSUs granted, vested, and tax benefits realized by us in connection with vested and released RSUs for the indicated periods:

	Three Months Ended September 30,
(In thousands, except for weighted-average grant date fair value)	2022	2021
Weighted-average grant date fair value per unit	$397.40	$353.71
Grant date fair value of vested RSUs	$49,906	$36,740
Tax benefits realized by us in connection with vested and released RSUs	$10,543	$9,008
As of September 30, 2022, the unrecognized stock-based compensation expense balance related to RSUs was $342.8 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.7 years. The intrinsic value of outstanding RSUs as of September 30, 2022 was $510.8 million.
Cash-Based Long-Term Incentive Compensation
We have adopted a cash-based long-term incentive (“Cash LTI”) program (“Cash LTI Plan”) for many of our employees as part of our employee compensation program. Executives and non-employee members of the Board of Directors do not participate in the Cash LTI Plan. During the three months ended September 30, 2022 and 2021, we approved Cash LTI awards of $0.1 million and $6.6 million, respectively. Cash LTI awards issued to employees under the Cash LTI Plan will vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date. During the three months ended September 30, 2022 and 2021, we recognized $19.5 million and $21.8 million, respectively, in compensation expense under the Cash LTI Plan. As of September 30, 2022, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $150.0 million. For details, refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

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
The offering period (or length of the look-back period) under the ESPP has a duration of six months, and the purchase price with respect to each offering period, until otherwise amended, is equal to 85% of the lesser of (i) the fair market value of our common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of our common stock on the purchase date. We estimate the fair value of purchase rights under the ESPP using a Black-Scholes model.
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended September 30,
	2022	2021
Stock purchase plan:
Expected stock price volatility	41.6%	34.9%
Risk-free interest rate	1.1%	0.1%
Dividend yield	1.8%	1.4%
Expected life (in years)	0.5	0.5
The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three Months Ended September 30,
	2022	2021
Number of shares purchased by employees through the ESPP	—	—
Tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP	$562	$967
Weighted-average fair value per share based on Black-Scholes model	$73.31	$71.82
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which we estimate will be required to be issued under the ESPP during the forthcoming fiscal year. As of September 30, 2022, a total of 2.2 million shares were reserved and available for issuance under the ESPP.
Quarterly Cash Dividends
On September 1, 2022, we paid a quarterly cash dividend of $1.30 per share to stockholders of record as of the close of business on August 15, 2022. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended September 30, 2022 and 2021 was $188.0 million and $162.8 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of September 30, 2022 and June 30, 2022 was $9.4 million and $11.2 million, respectively. These amounts will be paid upon vesting of the underlying RSUs.
Non-Controlling Interest
As of June 30, 2022, we owned approximately 94% of the outstanding equity interest in Orbograph, a non-core business engaged in the development and marketing of character recognition solutions to banks, financial and other payment processing institutions and healthcare providers. For details regarding the sale of Orbograph in the quarter ended September 30, 2022, refer to Note 6 “Business Combinations and Dispositions” to our Condensed Consolidated Financial Statements.

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
On June 23, 2022, the Company executed accelerated share repurchase agreements (“ASR Agreements”) with two financial institutions to repurchase shares of our common stock in exchange for an upfront payment of $3.00 billion. The Company received initial deliveries totaling approximately 6.5 million shares in the fourth quarter of fiscal 2022, which represented 70% of the prepayment amount at the then prevailing market price of the Company’s shares of stock. The value of the shares yet to be delivered to the Company for the remainder of the upfront payment of $0.90 billion was recorded as an unsettled forward contract, classified within stockholders’ equity. The delivery of any remaining shares would occur at the final settlement of the transactions under the ASR Agreements, which is scheduled for the second quarter of fiscal 2023. The total number of shares received under the ASR Agreements will be based on the volume-weighted average prices of the Company’s stock during the term of the ASR Agreements, less an agreed-upon discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. No shares were returned to us under the ASR Agreements in the quarter ended September 30, 2022.
Under the authoritative guidance, share repurchases are recognized as a reduction to retained earnings to the extent available, with any excess recognized as a reduction of capital in excess of par value.
As of September 30, 2022, an aggregate of $3.14 billion was available for repurchase under the stock repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three Months Ended September 30,
(In thousands)	2022	2021
Number of shares of common stock repurchased	257	1,190
Total cost of repurchases	$89,616	$399,677
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

The following table sets forth the computation of basic and diluted net income per share attributable to KLA:

(In thousands, except per share amounts)	Three Months Ended September 30,
	2022	2021
Numerator:
Net income attributable to KLA	$1,025,991	$1,068,417
Denominator:
Weighted-average shares - basic, excluding unvested RSUs	141,829	152,330
Effect of dilutive RSUs and options	734	1,080
Weighted-average shares - diluted	142,563	153,410
Basic net income per share attributable to KLA	$7.23	$7.01
Diluted net income per share attributable to KLA	$7.20	$6.96
Anti-dilutive securities excluded from the computation of diluted net income per share	205	135
NOTE 13 – INCOME TAXES
The following table provides details of income taxes:

	Three Months Ended September 30,
(Dollar amounts in thousands)	2022	2021
Income before income taxes	$1,070,028	$766,348
Provision (benefit) for income taxes	$43,963	$(302,137)
Effective tax rate	4.1%	(39.4)%
Our effective tax rate is lower than the U.S. federal statutory rate during the three months ended September 30, 2022 primarily due to a non-recurring tax benefit resulting from a decrease in our unrecognized tax benefits from the settlement of income tax examinations and a decrease in our deferred tax liabilities on unremitted earnings and unrealized gains.
In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to U.S. federal income tax examinations for all years beginning from the fiscal year ended June 30, 2018 and are under United States income tax examination for the fiscal years ended June 30, 2018, June 30, 2019 and June 30, 2020. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2018. We are also subject to examinations in other major foreign jurisdictions, including Singapore and Israel, for all years beginning from the calendar year ended December 31, 2013. We are under audit in Germany related to Orbotech for the calendar years ended December 31, 2013 to December 31, 2015.
It is possible that certain examinations may be concluded in the next 12 months. The timing and resolution of income tax examinations is uncertain. Given the uncertainty around the timing of the resolution of these ongoing examinations, we are unable to estimate the full range of possible adjustments to our unrecognized tax benefits within the next 12 months.
In August 2022, Orbotech executed a settlement agreement with the Israel Tax Authority (“ITA”) in resolution of tax examinations for fiscal years 2012 through 2014 and 2015 through 2018. The settlement agreement included a payment of approximately $25.7 million, including interest, to the ITA. Approximately $5.7 million of this payment may be refunded if and when the Israel Innovation Authority agrees to the amount of R&D expenses eligible for deduction during the above referenced years. In addition, Orbotech agreed to make an election in the current year to pay $16.2 million to the ITA related to previous “tax exempt” earnings under the historical Approved or Beneficial Enterprises regimes. The current year election to pay tax on the previous exempt earnings was made under the Temporary Order issued in the Israel Budget, which allows for a reduced tax rate on such earnings. Orbotech currently has no ongoing ITA examinations. Orbotech is subject to income tax examination in Israel for all years beginning from the calendar year ended December 31, 2019.
Legislative Developments
President Biden signed into law the CHIPS and Science Act of 2022 (“CHIPS Act,” where “CHIPS” stands for Creating Helpful Incentives to Produce Semiconductors) on August 9, 2022. The CHIPS Act provides for various incentives and tax credits among other items including the Advanced Manufacturing Investment Credit (“AMIC”) which equals 25% of qualified investments in an advanced manufacturing facility that is placed in service after December 31, 2022.
President Biden also signed into law the Inflation Reduction Act of 2022 (“IRA”) on August 16, 2022. The IRA has several new provisions including a 15% corporate alternative minimum tax (“CAMT”) for certain large corporations that have at least an average of $1.0 billion of adjusted financial statement income over a consecutive three-tax-year period. The CAMT will be effective for us in the first quarter of our fiscal year ending June 30, 2024.
The IRA also introduced a 1% excise tax imposed on certain stock repurchases by publicly traded companies made after December 31, 2022. We will record the excise tax as part of the cost basis of any treasury stock repurchased after December 31, 2022.
We are currently evaluating the applicability and impact of the CHIPS Act and the IRA on our Condensed Consolidated Financial Statements including our future cash flows.
NOTE 14 – LITIGATION AND OTHER LEGAL MATTERS
We are named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of our business. Actions filed against us include commercial, intellectual property (“IP”), customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. In general, legal proceedings and claims, regardless of their merit, and associated internal investigations (especially those relating to IP or confidential information disputes) are often expensive to prosecute, defend or conduct and may divert management’s attention and other Company resources. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome. We believe the amounts provided in our Condensed Consolidated Financial Statements are adequate in light of the probable and estimated liabilities. However, because such matters are subject to many uncertainties and the ultimate outcomes are not predictable, there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in our Condensed Consolidated Financial Statements or will not have a material adverse effect on our results of operations, financial condition or cash flows.
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LC for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2022	2021
Receivables sold under factoring agreements	$104,247	$67,118
Proceeds from sales of LC	$24,651	$21,673
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
Purchase Commitments. We maintain commitments to purchase inventory from our suppliers as well as goods, services and other assets in the ordinary course of business. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed between the parties. This forecasted time-horizon can vary among different suppliers. Our estimate of our significant purchase commitments primarily for material, services, supplies and asset purchases is approximately $3.8 billion as of September 30, 2022, a majority of which are due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash LTI Plan. As of September 30, 2022, we have committed $188.8 million for future payment obligations under our Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-

third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three- or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date.
Guarantees and Contingencies. We maintain guarantee arrangements available through various financial institutions for up to $93.0 million, of which $59.7 million had been issued as of September 30, 2022, primarily to fund guarantees to customs authorities for value-added tax and other operating requirements of our consolidated subsidiaries in Europe, Israel and Asia.
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
We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which we customarily agree to hold the other party harmless against losses arising therefrom, or provide customers with other remedies to protect against, bodily injury or damage to personal property caused by our products, non-compliance with our product performance specifications, infringement by our products of third-party IP rights and a breach of warranties, representations and covenants related to matters such as title to assets sold, validity of certain IP rights, non-infringement of third-party rights, and certain income tax-related matters. In each of these circumstances, payment by us is typically subject to the other party making a claim to and cooperating with us pursuant to the procedures specified in the particular contract. This usually allows us to challenge the other party’s claims or, in case of breach of IP representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, our obligations under these agreements may be limited in terms of amounts, activity (typically at our option to replace or correct the products or terminate the agreement with a refund to the other party), and duration. In some instances, we may have recourse against third parties and/or insurance covering certain payments made by us.
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
Our foreign subsidiaries operate and sell our products in various global markets. As a result, we are exposed to risks relating to changes in foreign currency exchange rates. We utilize foreign exchange contracts to hedge against future movements in foreign currency exchange rates that affect certain existing and forecasted foreign currency denominated sales and purchase transactions, such as the Japanese yen, the euro and the pound sterling. We routinely hedge our exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. These foreign exchange contracts, designated as cash flow hedges, generally have maturities of less than 18 months. Cash flow hedges are evaluated for effectiveness monthly, based on changes in total fair value of the derivatives. If a financial counterparty to any of our hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material losses.
Since fiscal 2015, we have entered into four sets of forward contracts to hedge the benchmark interest rate on portions of our Senior Notes prior to issuance (“Rate Lock Agreements”). Upon issuance of the associated debt, the Rate Lock Agreements were settled and their fair values were recorded within AOCI. The resulting gains and losses from these transactions are amortized to interest expense over the lives of the associated debt. We recognized a net gain of $0.9 million in the three months ended September 30, 2022, for the amortization of the net of the Rate Lock Agreements that had been recognized in AOCI, which decreased the interest expense on a net basis. We recognized net expense of $0.3 million in the three months ended September 30, 2021, for the amortization of the net of the Rate Lock Agreements that had been recognized in AOCI, which increased the interest expense on a net basis. As of September 30, 2022, the aggregate unamortized portion of the fair value of the forward contracts for the Rate Lock Agreements was a $53.9 million net gain.
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

	Three Months Ended September 30,
(In thousands)	2022	2021
Derivatives Designated as Cash Flow Hedging Instruments:
Rate lock agreements:
Amounts included in the assessment of effectiveness	$937	$—
Foreign exchange contracts:
Amounts included in the assessment of effectiveness	$816	$853
Amounts excluded from the assessment of effectiveness	$15	$(1)
Derivatives Designated as Net Investment Hedging Instruments:
Foreign exchange contracts(1):	$3,679	$650
    __________________
(1)No amounts were reclassified from AOCI into earnings related to the sale of a subsidiary, as there were no such sales during the periods presented.

The locations and amounts of designated and non-designated derivatives’ gains and losses reported in the Condensed Consolidated Statements of Operations for the indicated periods were as follows:

	Three Months Ended September 30,				Three Months Ended September 30,
	2022				2021
(In thousands)	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$2,724,424	$1,613,721	$74,395	$(47,006)	$2,083,838	$1,265,038	$38,312	$14,140
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from AOCI to earnings	$—	$—	$937	$—	$—	$—	$(279)	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from AOCI to earnings	$14,915	$(5,367)	$—	$—	$1,843	$(232)	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(310)	$—	$—	$455	$(114)	$—	$—	$657
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$14,374	$—	$—	$—	$1,069
The U.S. dollar equivalent of all outstanding notional amounts of foreign currency hedge contracts with maximum remaining maturities of approximately 11 months as of the dates indicated below, were as follows:

	As of	As of
(In thousands)	September 30, 2022	June 30, 2022
Cash flow hedge contracts - foreign currency
Purchase	$122,528	$124,641
Sell	$207,905	$176,259
Net investment hedge contracts - foreign currency
Purchase	$66,516	$—
Sell	$66,436	$66,436
Other foreign currency hedge contracts
Purchase	$475,015	$565,586
Sell	$435,525	$389,368

The locations and fair value of our derivatives reported in our Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	As of	As of	Balance Sheet	As of	As of
	Location	September 30, 2022	June 30, 2022	Location	September 30, 2022	June 30, 2022
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	21,176	20,595	Other current liabilities	(12,989)	8,406
Total derivatives designated as hedging instruments		21,176	20,595		(12,989)	8,406
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	23,813	19,716	Other current liabilities	(30,098)	25,909
Total derivatives not designated as hedging instruments		23,813	19,716		(30,098)	25,909
Total derivatives		$44,989	$40,311		$(43,087)	$34,315
The changes in AOCI, before taxes, related to derivatives for the indicated periods were as follows:

	Three Months Ended September 30,
(In thousands)	2022	2021
Beginning AOCI	$77,018	$(25,830)
Amount reclassified to earnings as net (gains) losses	(10,175)	(1,218)
Net change in unrealized gains (losses)	5,447	1,502
Ending AOCI	$72,290	$(25,546)
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

As of September 30, 2022				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$44,989	$—	$44,989	$(27,133)	$—	$17,856
Derivatives - liabilities	$(43,087)	$—	$(43,087)	$27,133	$—	$(15,954)

As of June 30, 2022				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$40,311	$—	$40,311	$(12,291)	$—	$28,020
Derivatives - liabilities	$(34,315)	$—	$(34,315)	$12,291	$—	$(22,024)

NOTE 17– RELATED PARTY TRANSACTIONS
During the three months ended September 30, 2022 and 2021, we purchased from, or sold to, several entities where one or more of our executive officers or members of our Board of Directors or their immediate family members were, during the periods presented, an executive officer or a board member of a subsidiary, including Citrix Systems, Inc., HP Inc., Keysight Technologies, Inc., Advanced Micro Devices, Inc. and Ansys, Inc. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three Months Ended September 30,
(In thousands)	2022	2021
Total revenues	$757	$79
Total purchases	$245	$359
Our receivable balances from these parties were $1.5 million and $1.1 million as of September 30, 2022 and June 30, 2022, respectively. Our payable balances to these parties were immaterial as of September 30, 2022 and June 30, 2022.
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
We have three reportable segments: Semiconductor Process Control; Specialty Semiconductor Process; and Printed Circuit Board (“PCB”), Display and Component Inspection. The reportable segments are determined based on several factors including, but not limited to, customer base, homogeneity of products, technology, delivery channels and similar economic characteristics. Prior to July 1, 2022, we had a fourth segment, Other, but core assets were sold and there are no longer operations.
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

The following is a summary of results for each of our three reportable segments for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2022	2021
Semiconductor Process Control:
Revenues	$2,397,759	$1,779,083
Segment gross profit	1,576,982	1,161,929
Specialty Semiconductor Process:
Revenues	127,867	102,029
Segment gross profit	67,040	54,721
PCB, Display and Component Inspection:
Revenues	200,745	202,808
Segment gross profit	85,674	94,476
Totals:
Revenues for reportable segments	$2,726,371	$2,083,920
Segment gross profit	$1,729,696	$1,311,126

The following table reconciles total revenues for reportable segments to total revenues for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2022	2021
Total revenues for reportable segments	$2,726,371	$2,083,920
Corporate allocations and effects of changes in foreign currency exchange rates	(1,947)	(82)
Total revenues	$2,724,424	$2,083,838

The following table reconciles total segment gross profit to total income before income taxes for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2022	2021
Total segment gross profit	$1,729,696	$1,311,126
Acquisition-related charges, corporate allocations, and effects of changes in foreign currency exchange rates(1)	46,498	40,912
R&D	318,515	258,153
SG&A	253,980	193,261
Interest expense	74,395	38,312
Loss on extinguishment of debt	13,286	—
Other expense (income), net	(47,006)	14,140
Income before income taxes	$1,070,028	$766,348
__________________
(1)Acquisition-related charges primarily include amortization of intangible assets, amortization of inventory fair value adjustments and other acquisition-related costs classified or presented as part of costs of revenues.
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

The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended September 30,
	2022		2021
Revenues:
China	$839,661	31%	$685,156	33%
Taiwan	748,334	27%	627,084	30%
Korea	407,462	15%	239,183	12%
North America	233,754	9%	177,740	9%
Japan	217,709	8%	175,167	8%
Europe and Israel	164,073	6%	87,440	4%
Rest of Asia	113,431	4%	92,068	4%
Total	$2,724,424	100%	$2,083,838	100%
The following is a summary of revenues by major product categories for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended September 30,
	2022		2021
Revenues:
Wafer Inspection	$1,102,542	41%	$887,512	43%
Patterning	733,370	27%	439,591	21%
Specialty Semiconductor Process	114,444	4%	93,120	4%
PCB, Display and Component Inspection	134,443	5%	137,887	7%
Services	528,815	19%	453,950	22%
Other	110,810	4%	71,778	3%
Total	$2,724,424	100%	$2,083,838	100%
Wafer Inspection and Patterning products are offered in the Semiconductor Process Control segment. Services are offered in multiple segments. Other includes primarily refurbished systems, remanufactured legacy systems, and enhancements and upgrades for previous-generation products that are part of the Semiconductor Process Control segment.
In the three months ended September 30, 2022, two customers accounted for approximately 20% and 11% of total revenues, respectively. In the three months ended September 30, 2021, one customer accounted for approximately 24% of total revenues. Two customers and one customer on an individual basis accounted for greater than 10% of net accounts receivable at September 30, 2022 and at June 30, 2022, respectively.
Land, property and equipment, net by geographic region as of the dates indicated below were as follows:

	As of	As of
(In thousands)	September 30, 2022	June 30, 2022
Land, property and equipment, net:
United States	$596,069	$547,454
Singapore	148,789	146,057
Israel	73,965	72,791
Europe	62,404	55,370
Rest of Asia	31,775	28,257
Total	$913,002	$849,929
NOTE 19 – RESTRUCTURING CHARGES
From time to time, management approves restructuring plans including workforce reductions in an effort to streamline operations.

Restructuring charges were $16.2 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively. The fiscal year 2023 charges include one-time transaction bonuses triggered by the sale of Orbograph. As of September 30, 2022 and June 30, 2022, the accrual for restructuring charges was $5.4 million and $2.1 million, respectively.

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
•Economic, political and social conditions in the countries in which we, our customers and our suppliers operate, including rising inflation and interest rates, Russia’s invasion of Ukraine, and global trade policies;
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
•Our ability or the ability of our customers to obtain licenses for the sale of certain products or provision of certain services to customers in the People’s Republic of China (“China”), pursuant to regulations recently issued (the “New BIS Rules”) by the Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce (“Commerce”), which could impact our business, financial condition and results of operations;
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
•Our ability to identify suitable acquisition targets and successfully integrate and manage acquired businesses; and
•Unexpected delays, difficulties and expenses in executing against our environmental, climate, inclusion and diversity or other ESG targets, goals and commitments.
For a more detailed discussion of these and other risk factors that might cause or contribute to differences from the forward-looking statements in this report, see Part II, Item 1A, “Risk Factors” in this report as well as Part I, Item 1, “Business” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2022. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”). You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation and do not intend to update the forward-looking statements in this report after the date hereof.
EXECUTIVE SUMMARY
We are a leading supplier of process control and yield management solutions and services for the semiconductor and related electronics industries. Our broad portfolio of inspection and metrology products, and related service, software and other offerings, support R&D and manufacturing of integrated circuits (“IC”), wafers and reticles. Our products, services and expertise are used by our customers to measure, detect, analyze and resolve critical and nanometric level product defects, helping them to manage manufacturing process challenges and to obtain higher finish product yields at lower cost. We also offer advanced technology solutions to address various manufacturing needs of printed circuit boards (“PCB”), flat panel displays (“FPD”), Specialty Semiconductor Devices and other electronic components, including advanced packaging, light-emitting diodes (“LED”), power devices, compound semiconductor, and data storage industries, as well as general materials research.
Our semiconductor customers generally operate in one or both of the major semiconductor device manufacturing markets: memory and foundry/logic. The pervasive and increasing needs for semiconductors in many consumer and industrial products, the rapid proliferation of new applications for more advanced semiconductor devices, and the increasing complexity associated with leading edge semiconductor manufacturing drives demand for our process control and yield management solutions. Other demand trends include the growth of end-market drivers such as artificial intelligence (“AI”), the deployment of 5G telecommunications technology and associated high-end mobile devices, the electrification and digitalization of the automotive industry, the revival of personal computer (“PC”) demand and associated innovations to support remote work, virtual collaboration, remote learning and entertainment, and the growth of the IoT. The favorable end market dynamics are driving our customers to make increased investments in our process control and yield management solutions as part of their overall capital investment plans. These trends also drive demand for our other products such as those used in the PCB, FPD and Specialty Semiconductor manufacturing, where the increase in technology complexity is expected to continue and further accelerate as more devices become interconnected and dependent on other electronic devices. As a result of these factors, we saw a general strengthening of demand for our products over the last few years. While demand for our products remains strong and we continue to invest in technological innovation, the recent macro-economic uncertainty, expectations of a slowing global economy and resulting impact on consumer demand is a development we are monitoring closely. Some of our customers, particularly in the PC and mobile device end markets, are experiencing market softening in the past few months, and we have seen memory pricing in those markets weaken as well. As a result, some customers have started to postpone capacity expansion plans. Any push out or cancellation of deliveries by our customers could cause earnings volatility, due to increases in risk of inventory related charges as well as the timing of revenue recognition.

We are organized into three reportable segments. Prior to July 1, 2022, we had a fourth segment, Other, but core assets were sold and there are no longer operations. The remaining three segments are as follows:
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
A majority of our revenues are derived from outside the U.S., and include geographic regions such as China, Taiwan, Korea, Japan, Europe and Israel, and Rest of Asia. China is emerging as a major region for manufacturing of logic and memory chips, adding to its role as the world’s largest consumer of ICs. Additionally, a significant portion of global FPD and PCB manufacturing has migrated to China. Government initiatives are propelling China to expand its domestic manufacturing capacity and attracting investment from semiconductor manufacturers from Taiwan, Korea, Japan and the U.S. Although China is currently seen as an important long-term growth region for the semiconductor and electronics capital equipment sector, Commerce has adopted regulations and added certain China-based entities to the U.S. Entity List, restricting our ability to provide products and services to such entities without a license. In addition, Commerce has imposed export licensing requirements on China-based customers engaged in military end uses, as well as requiring our customers to obtain an export license when they use certain semiconductor capital equipment based on U.S. technology to manufacture products connected to Huawei or its affiliates.
In addition, in October 2022, the BIS issued the New BIS Rules to control the export of U.S. semiconductor and high-performance computing technology (including wafer fab equipment) and to control the provision of support by U.S. persons to China. The New BIS Rules impose export license requirements effectively on all KLA products and services to customers located in China that fabricate:
a.Non-planar integrated circuits (“ICs”) (e.g., FinFet or GaaFeT) or 14/16nm and below logic ICs;
b.NAND ICs at 128 layers and above; and
c.DRAM ICs using a “production” technology node of 18 nanometer half-pitch or less.
KLA is also restricted from providing certain U.S. origin tools, software and technology to certain wafer fab equipment manufacturers and maskshops located in China, absent an export license. We are taking appropriate measures to comply with them and are applying for export licenses, when required, to avoid disruption to our customers’ operations. While some export licenses have been obtained by us or our customers, there can be no assurance that export licenses applied for by either us or our customers will be granted.
The New BIS Rules are complex, and we are working on assessing the their full impact on KLA. The new rules have not significantly impacted our operations to date, but the possible negative effects on our future business of export licenses not being granted could be material and could result in a substantial reduction to our remaining performance obligations (“RPO”) or require us to return substantial deposits received from customers in China for future purchase orders. We are still assessing the aggregate potential impact of the existing regulations and New BIS Rules on our financial results and operations, although our preliminary assessment indicates a potential combined gross direct impact on revenue, based on existing backlog, in the range of approximately $500 million to $900 million in calendar year 2023. However, this estimate does not take into account the likelihood of system reallocation of products to other customers where supply is meaningfully below demand for those products. See Part II, Item 1A, “Risk Factors” in this report for more information regarding how such actions by the U.S. government or another country could significantly impact our ability to provide our products and services to existing and potential customers, especially in China, and adversely affect our business, financial condition and results of operations.

The following table sets forth some of our key quarterly unaudited financial information:

(In thousands, except net income per share)	Three Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Total revenues	$2,724,424	$2,486,739	$2,288,676	$2,352,630	$2,083,838
Costs of revenues	$1,041,226	$978,564	$892,091	$908,162	$813,624
Gross margin	62%	61%	61%	61%	61%
Net income attributable to KLA(1)	$1,025,991	$805,374	$730,572	$717,444	$1,068,417
Diluted net income per share attributable to KLA(2)	$7.20	$5.40	$4.83	$4.71	$6.96
__________________
(1)Our net income attributable to KLA increased to $1,026.0 million in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase from the first quarter of fiscal 2022 was primarily due to higher revenues partially offset by higher operating expenses as well as a lower income tax benefit. Refer to the sections below for further information.
(2)Diluted net income per share is computed independently for each of the quarters presented based on the weighted-average fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly diluted net income per share information may not equal annual (or other multiple-quarter calculations of) diluted net income per share.
Impact of COVID-19
Events surrounding the ongoing COVID-19 pandemic had resulted in a reduction in economic activity across the globe in calendar year 2020 and early 2021. Vaccinations and pandemic containment measures have now created an environment that is driving economic growth and higher levels of inflation, even as the pace of economic recovery remains uneven in various geographies. On one hand, the semiconductor and capital equipment industry has experienced multiple growth drivers, including acceleration of the pace of virtual engagement and digitization driven by COVID-19 related travel restrictions and quarantines. On the other hand, the war in Ukraine and resumption of growth has caused us to experience new constraints and challenges. Supply chain lead times are extended and shortages have sometimes required us to plan further ahead and increase our purchase commitments to secure critical components on a timely basis. We continue to monitor our supply chain and work with our suppliers to identify and mitigate potential gaps to ensure continuity of supply.
While all of our global manufacturing sites are currently operational, any local pandemic outbreaks or introduction of new variants have required and could in the future require us to temporarily curtail production levels or temporarily cease operations based on government mandates or due to outbreaks affecting our manufacturing employees. We remain committed to the health and safety of our employees, contractors, suppliers, customers and communities, and are following government policies and recommendations designed to slow the spread of COVID-19.
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
There have been no material changes in our critical accounting estimates and policies since our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Refer to Note 1 “Basis of Presentation” to our Condensed Consolidated Financial Statements for additional details. In addition, please refer to “Management’s Discussion and Analysis of Financial Condition

and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2022 for a complete description of our critical accounting policies and estimates.
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

	Three Months Ended September 30,		Q1 FY23 vs. Q1 FY22
(Dollar amounts in thousands)	2022	2021
Revenues:
Product	$2,195,609	$1,629,888	$565,721	35%
Service	528,815	453,950	74,865	16%
Total revenues	$2,724,424	$2,083,838	$640,586	31%
Costs of revenues	$1,041,226	$813,624	$227,602	28%
Gross margin	61.8%	61.0%
Product revenues during the three months ended September 30, 2022 increased compared to the three months ended September 30, 2021 primarily due to strong demand for many of our products, especially our metrology and inspection portfolios, as well as increases from continued growth in the advanced packaging and specialty semiconductor markets.
Service revenues during the three months ended September 30, 2022 increased compared to the three months ended September 30, 2021 primarily due to an increase in our installed base.
Revenues by segment(1)

	Three Months Ended September 30,		Q1 FY23 vs. Q1 FY22
(Dollar amounts in thousands)	2022	2021
Revenues:
Semiconductor Process Control	$2,397,759	$1,779,083	$618,676	35%
Specialty Semiconductor Process	127,867	102,029	25,838	25%
PCB, Display and Component Inspection	200,745	202,808	(2,063)	(1)%
Total revenues for reportable segments	$2,726,371	$2,083,920	$642,451	31%

__________
(1)Segment revenues exclude corporate allocations and the effects of changes in foreign currency exchange rates. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements.

Revenues from our Semiconductor Process Control segment during the three months ended September 30, 2022 increased compared to the three months ended September 30, 2021 primarily due to strong demand for many of our products especially from our metrology and inspection portfolios. Revenues in the Specialty Semiconductor Process segment during the three months ended September 30, 2022 increased compared to the three months ended September 30, 2021 primarily due to continued growth in the specialty semiconductor market. Revenues in the PCB, Display and Component Inspection segment during the three months ended September 30, 2022 remained relatively flat compared to the three months ended September 30, 2021.
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

	Three Months Ended September 30,
(Dollar amounts in thousands)	2022		2021
China	$839,661	31%	$685,156	33%
Taiwan	748,334	27%	627,084	30%
Korea	407,462	15%	239,183	12%
North America	233,754	9%	177,740	9%
Japan	217,709	8%	175,167	8%
Europe and Israel	164,073	6%	87,440	4%
Rest of Asia	113,431	4%	92,068	4%
Total	$2,724,424	100%	$2,083,838	100%
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
The following table summarizes the major factors that contributed to the changes in gross margin:

Gross Margin
Three Months Ended
September 30, 2021	61.0%
Revenue volume of products and services	0.7%
Mix of products and services sold	1.9%
Manufacturing labor, overhead and efficiencies	(0.2)%
Other service and manufacturing costs	(1.6)%
September 30, 2022	61.8%
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
The increase in our gross margin during the comparative periods presented is primarily due to a more profitable mix and a higher revenue volume of products and services sold, partially offset by an increase in service and manufacturing costs including higher shipping costs.

Segment gross profit(1)

	Three Months Ended September 30,		Q1 FY23 vs. Q1 FY22
(Dollar amounts in thousands)	2022	2021
Segment gross profit:
Semiconductor Process Control	$1,576,982	$1,161,929	$415,053	36%
Specialty Semiconductor Process	67,040	54,721	12,319	23%
PCB, Display and Component Inspection	85,674	94,476	(8,802)	(9)%
	$1,729,696	$1,311,126	$418,570	32%
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
Gross profit in the Semiconductor Process Control segment during the three months ended September 30, 2022 increased compared to the three months ended September 30, 2021 primarily due to a higher revenue volume of products and services sold, partially offset by an increase in other service and manufacturing costs. Gross profit in the Specialty Semiconductor Process segment during the three months ended September 30, 2022 increased compared to the three months ended September 30, 2021 primarily due to a higher revenue volume, partially offset by a less favorable mix of products and services sold as well as an increase in other service and manufacturing costs. Gross profit in the PCB, Display and Component Inspection segment during the three months ended September 30, 2022 decreased compared to the three months ended September 30, 2021 primarily due to a lower revenue volume of products and services sold and an increase in other service and manufacturing costs, partially offset by a more favorable mix of products and services sold.
Research and Development
R&D expenses may fluctuate with product development phases and project timing as well as our R&D efforts. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs and other expenses.

(Dollar amounts in thousands)	Three Months Ended September 30,		Q1 FY23 vs. Q1 FY22
	2022	2021
R&D expenses	$318,515	$258,153	$60,362	23%
R&D expenses as a percentage of total revenues	12%	12%
R&D expenses during the three months ended September 30, 2022 increased compared to the three months ended September 30, 2021 primarily due to an increase in employee-related expenses of $32.1 million as a result of additional engineering headcount contributing to higher employee compensation and benefit costs, an increase in engineering project material costs of $20.2 million and increased depreciation expense of $5.5 million.
Our future operating results will depend significantly on our ability to produce products and provide services that have a competitive advantage in our marketplace. To do this, we believe we must continue to make substantial and focused investments in our R&D. We remain committed to product development in new and emerging technologies.
Selling, General and Administrative

	Three Months Ended September 30,		Q1 FY23 vs. Q1 FY22
(Dollar amounts in thousands)	2022	2021
SG&A expenses	$253,980	$193,261	$60,719	31%
SG&A expenses as a percentage of total revenues	9%	9%

SG&A expenses during the three months ended September 30, 2022 increased compared to the three months ended September 30, 2021 primarily due to $16.8 million of compensation-related expense from the sale of Orbograph Ltd. (“Orbograph”) along with increases in the following: depreciation expense of $11.3 million, facilities-related expense of $9.0 million, employee travel expenses of $6.6 million, allowance for credit losses of $6.4 million and consulting costs of $4.6 million.
Restructuring Charges
Restructuring charges were $16.2 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the accrual for restructuring charges was $5.4 million.
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

(Dollar amounts in thousands)	Three Months Ended September 30,		Q1 FY23 vs. Q1 FY22
	2022	2021
Interest expense	$74,395	$38,312	$36,083	94%
Other expense (income), net	(47,006)	14,140	(61,146)	(432)%
Interest expense as a percentage of total revenues	3%	2%
Other expense (income), net as a percentage of total revenues	(2)%	< 1%
Interest expense during the three months ended September 30, 2022 increased compared to the three months ended September 30, 2021 primarily due to additional interest expense on the $3.0 billion Senior Notes issued in June 2022.
Other expense (income), net during the three months ended September 30, 2022 decreased compared to the three months ended September 30, 2021 primarily due to the following: a gain of $29.7 million from the sale of our interest in Orbograph to a private equity firm, a higher net fair value gain of $13.3 million from an equity security compared to the prior fiscal year, and decreases in accruals related to uncertain tax positions of $10.4 million.
Loss on Extinguishment of Debt
For the three months ended September 30, 2022, loss on extinguishment of debt reflected a pre-tax net loss of $13.3 million associated with the redemption of $500.0 million of the Senior Notes due 2024, including associated redemption premiums, accrued interest and other fees and expenses. We had no loss on extinguishment of debt in the three months ended September 30, 2021.
Provision for Income Taxes
The following table provides details of income taxes:

	Three Months Ended September 30,
(Dollar amounts in thousands)	2022	2021
Income before income taxes	$1,070,028	$766,348
Provision (benefit) for income taxes	43,963	(302,137)
Effective tax rate	4.1%	(39.4)%
The effective tax rate during the three months ended September 30, 2022 was higher compared to the three months ended September 30, 2021 primarily due to the impact of the following items:
•Tax expense decreased by $394.5 million during the three months ended September 30, 2021 relating to a non-recurring tax benefit resulting from the intra-entity transfers of certain intellectual property (“IP”) rights. During the three months ended September 30, 2021, we completed intra-entity transfers of IP rights to one of our Singapore subsidiaries in order to better align the ownership of these rights with how our business operates. The transfers did not result in taxable gains; however, our Singapore subsidiary recognized deferred tax assets for the book and tax basis difference of the eligible transferred IP rights; and
•Tax expense increased by $11.7 million during the three months ended September 30, 2022 relating to the sale of an Orbotech Ltd. subsidiary; partially offset by
•Tax expense decreased by $31.8 million during the three months ended September 31, 2022 relating to a decrease in our unrecognized tax benefits from the settlement of income tax examinations; and
•Tax expense decreased by $62 million during the three months ended September 31, 2022 relating to a decrease in our deferred tax liabilities on unremitted earnings and unrealized gains.
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
Liquidity and Capital Resources

	As of	As of
(Dollar amounts in thousands)	September 30, 2022	June 30, 2022
Cash and cash equivalents	$1,819,280	$1,584,908
Marketable securities	1,134,240	1,123,100
Total cash, cash equivalents and marketable securities	$2,953,520	$2,708,008
Percentage of total assets	23%	21%

	Three Months Ended September 30,
(In thousands)	2022	2021
Cash flows:
Net cash provided by operating activities	$1,011,545	$863,797
Net cash used in investing activities	(53,475)	(175,306)
Net cash used in financing activities	(705,727)	(609,030)
Effect of exchange rate changes on cash and cash equivalents	(17,971)	(4,507)
Net increase in cash and cash equivalents	$234,372	$74,954
Cash, Cash Equivalents and Marketable Securities
As of September 30, 2022, our cash, cash equivalents and marketable securities totaled $2.95 billion, which represents an increase of $245.5 million from June 30, 2022. The increase is due to net cash provided by operating activities of $1.01 billion and net proceeds from the sale of a business of $75.4 million, partially offset by net repayments of debt of $368.8 million, cash used for payment of dividends and dividend equivalents of $188.0 million, stock repurchases of $89.8 million, capital expenditures of $84.4 million and $55.0 million of tax withholding payments related to vested and released restricted stock units (“RSU”).
As of September 30, 2022, $1.24 billion of our $2.95 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to indefinitely reinvest $88.5 million of the cash, cash equivalents and marketable securities held by our foreign subsidiaries for which we assert that earnings are permanently reinvested. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay state and foreign taxes of approximately 1% - 22% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued state and foreign tax on the remaining cash of $1.15 billion of the $1.24 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Cash Dividends
During the three months ended September 30, 2022, our Board of Directors declared a regular quarterly cash dividend of

$1.30 per share on our outstanding common stock, which was paid on September 1, 2022 to our stockholders of record as of the close of business on August 15, 2022. During the same period in fiscal year ended June 30, 2022, our Board of Directors declared and paid a regular quarterly cash dividend of $1.05 per share on our outstanding common stock. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended September 30, 2022 and 2021 was $188.0 million and $162.8 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of September 30, 2022 and June 30, 2022 was $9.4 million and $11.2 million, respectively. These amounts will be paid upon vesting of the underlying unvested RSUs as described in Note 10 “Equity, Long-term Incentive Compensation Plans and Non-Controlling Interest” to our Condensed Consolidated Financial Statements.
Stock Repurchases
The shares repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the three months ended September 30, 2022 and 2021. The stock repurchase program is intended, in part, to mitigate the potential dilutive impact related to our equity incentive plans and shares issued in connection with our Employee Stock Purchase Program as well as to return excess cash to our stockholders.
Cash Flows Provided by Operating Activities
Historically, we have financed our liquidity requirements through cash generated from our operations. Net cash provided by operating activities during the three months ended September 30, 2022 was $1.01 billion compared to $0.86 billion during the three months ended September 30, 2021. This increase of $147.7 million resulted primarily from the following:
•An increase in collections of approximately $605 million mainly driven by higher shipments and prepayments during the three months ended September 30, 2022; partially offset by
•An increase in accounts payable payments of approximately $298 million during the three months ended September 30, 2022;
•An increase in employee-related payments of approximately $105 million during the three months ended September 30, 2022;
•An increase in income tax payments of approximately $44 million during the three months ended September 30, 2022; and
•An increase in other tax payments of approximately $31 million during the three months ended September 30, 2022.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the three months ended September 30, 2022 was $53.5 million compared to $175.3 million during the three months ended September 30, 2021. This decrease in cash used was mainly due to an increase in proceeds from the sale of a business of $75.4 million and a decrease in net purchases of available-for-sale and trading securities of $50.0 million.
Cash Flows Used in Financing Activities
Net cash used in financing activities during the three months ended September 30, 2022 was $0.71 billion compared to net cash used in financing activities of $0.61 billion during the three months ended September 30, 2021. This increase was mainly due to increases in repayment of debt of $362.3 million and cash paid for dividends and dividend equivalents of $25.2 million, partially offset by a decrease in cash used for common stock repurchases of $309.8 million.
Senior Notes
In June 2022, we issued $3.00 billion aggregate principal amount of senior, unsecured notes (the “2022 Senior Notes”) as follows: $1.00 billion of 4.650% senior, unsecured notes due July 15, 2032; $1.20 billion of 4.950% senior, unsecured notes due July 15, 2052; and $800.0 million of 5.250% senior, unsecured notes due July 15, 2062. A portion of the net proceeds of the 2022 Senior Notes was used to complete a tender offer in July 2022 for $500.0 million of our 2014 Senior Notes, as defined below, including associated redemption premiums, accrued interest and other fees and expenses. The transaction resulted in pre-tax net loss on extinguishment of debt of $13.3 million for the three months ended September 30, 2022. The remainder of the net proceeds were used for share repurchases and for general corporate purposes.
Prior to June 2022, the following aggregate principal amounts of senior, unsecured long-term notes were issued in the following periods: $750.0 million in February 2020 (the “2020 Senior Notes”), $1.20 billion in March 2019 (the “2019 Senior Notes”) and $2.50 billion in November 2014 (the “2014 Senior Notes”). These, along with the 2022 Senior Notes, are collectively referred to as the “Senior Notes.”

The original discounts on the Senior Notes are being amortized over the life of the debt. Interest is payable as follows: semi-annually on January 15 and July 15 of each year for the 2022 Senior Notes; semi-annually on March 1 and September 1 of each year for the 2020 Senior Notes; semi-annually on March 15 and September 15 of each year for the 2019 Senior Notes; and semi-annually on May 1 and November 1 of each year for the 2014 Senior Notes. The relevant indentures for the Senior Notes (collectively, the “Indenture”) include covenants that limit our ability to grant liens on our facilities and enter into sale and leaseback transactions.
In certain circumstances involving a change of control followed by a downgrade of the rating of a series of Senior Notes by at least two of Moody’s Investors Service (“Moody’s”), S&P Global Ratings (“S&P”) and Fitch Inc. (“Fitch”), unless we have exercised our rights to redeem the Senior Notes of such series, we will be required to make an offer to repurchase all or, at the holder’s option, any part of each holder’s Senior Notes of that series pursuant to the offer (the “Change of Control Offer”). In the Change of Control Offer, we will be required to offer payment in cash equal to 101% of the aggregate principal amount of Senior Notes repurchased plus accrued and unpaid interest, if any, on the Senior Notes repurchased, up to, but not including, the date of repurchase.
As of September 30, 2022, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility
We have in place a Credit Agreement (“Credit Agreement”) for an unsecured Revolving Credit Facility (“Revolving Credit Facility”) with a maturity date of June 8, 2027 that allows us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. In the first quarter of fiscal 2023, we borrowed $300.0 million and repaid $150.0 million, leaving $425.0 million aggregate principal amount outstanding at September 30, 2022.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the maturity date, at which time we may exercise two one-year extension options with the consent of the lenders. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility can be made as Term Secured Overnight Financing Rate (“SOFR”) Loans or Alternate Base Rate (“ABR”) Loans, at the Company’s option. In the event that Term SOFR is unavailable, any Term SOFR elections will be converted to Daily Simple SOFR, as long as it is available. Each Term SOFR Loan will bear interest at a rate per annum equal to the applicable Adjusted Term SOFR rate, which is equal to the applicable Term SOFR rate plus 10 bps that shall not be less than zero, plus a spread ranging from 75 bps to 125 bps, as determined by the Company’s credit ratings at the time. Each ABR Loan will bear interest at a rate per annum equal to the ABR plus a spread ranging from 0 bps to 25 bps, as determined by the Company’s credit ratings at the time. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 4.5 bps to 12.5 bps, subject to an adjustment in conjunction with changes to our credit rating. The applicable interest rates and commitment fees are also subject to adjustment based on the Company’s performance against certain environmental sustainability key performance indicators related to greenhouse gas (“GHG”) emissions and renewable electricity usage. As of September 30, 2022, the all-in interest rate of the $425.0 million outstanding Term SOFR loans reflected the applicable Adjusted Term SOFR plus a spread of 100 bps and the applicable commitment fee on the daily undrawn balance of the Revolving Credit Facility was 9 bps.
Under the Credit Agreement, the maximum leverage ratio, on a quarterly basis, is 3.50 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of September 30, 2022, our maximum allowed leverage ratio was 3.50 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of September 30, 2022 (the leverage ratio was 1.41 to 1.00). Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2023.
Material Cash Requirements
There have been no material changes outside the ordinary course of business to our material cash requirements as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. For additional details regarding our debt and commitments, refer to Note 8 “Debt” and Note 15 “Commitments and Contingencies,” respectively, to our Condensed Consolidated Financial Statements. For additional details regarding our material cash requirements, refer to our Annual Report Form on 10-K for the fiscal year ended June 30, 2022.

Working Capital
Working capital was $4.50 billion as of September 30, 2022, which represents an increase of $206.7 million compared to our working capital of $4.30 billion as of June 30, 2022. As of September 30, 2022, our principal sources of liquidity consisted of $2.95 billion of cash, cash equivalents and marketable securities. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions, and other factors such as uncertainty in the global and regional economies and the semiconductor, semiconductor-related and electronic device industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and our $1.50 billion Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.
Our credit ratings as of September 30, 2022 are summarized below:

Rating Agency	Rating
Fitch	A-
Moody’s	A2
Standard & Poor’s	A-
In June 2022, S&P upgraded our senior unsecured credit rating from BBB+ to A-. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, material acquisitions and changes in our business strategy.
Off-Balance Sheet Arrangements
As of September 30, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial position, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 15 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements for information related to indemnification obligations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of September 30, 2022. Actual results may differ materially.
As of September 30, 2022, we had an investment portfolio of fixed income securities of $1.05 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of September 30, 2022, the fair value of the portfolio would have declined by $9.8 million.
The fair market value of our long-term fixed interest rate Senior Notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as market interest rates fall and decrease as market interest rates rise. As of September 30, 2022, our fixed rate Senior Notes had a principal amount, fair value and book value of $5.95 billion, $5.44 billion and $5.89 billion, respectively, due in various fiscal years ranging from 2025 to 2063.
As of September 30, 2022, we had outstanding $425.0 million aggregate principal amount of borrowings under our Revolving Credit Facility. Each Term SOFR Loan will bear interest at a rate per annum equal to the applicable Adjusted Term SOFR, which is equal to the applicable Term SOFR plus 10 bps that shall not be less than zero, plus a spread ranging from 75 bps to 125 bps, as determined by the Company’s credit ratings at the time. The fair value of the borrowings under the Revolving Credit Facility is subject to interest rate and credit risk due to the timing of the rate resets and changes in the market’s assessment of risk of default, respectively. As of September 30, 2022, if the SOFR-based interest rate increased by 100 bps, the change would increase our annual interest expense by approximately $4 million as it relates to our borrowings under the Revolving Credit Facility. Pursuant to the terms of the Credit Agreement, we are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility at a rate that ranges from 4.5 bps to 12.5 bps, depending upon the Company’s then prevailing credit rating. As of September 30, 2022 the annual commitment fee was 9 bps. Additionally, as of September 30, 2022, if our credit ratings were downgraded to be below investment grade, the maximum potential increase to our annual commitment fee for the Revolving Credit Facility, using the highest range of the ranges discussed above, is estimated to be approximately $1 million.
Our equity investment in a publicly traded company is subject to market price risk, which we typically do not attempt to reduce or eliminate through hedging activities. As of September 30, 2022, the fair value of our investment in the marketable equity security, which began publicly trading on the Tokyo Stock Exchange on April 5, 2021, was $13.1 million. Assuming a decline of 50% in market prices, the aggregate value of our investment in the marketable equity security could decrease by approximately $7 million, based on the value as of September 30, 2022.
See Note 5 “Marketable Securities” to our Condensed Consolidated Financial Statements in Part I, Item 1 and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional details and risks that may affect the value of the investments in our portfolio as of September 30, 2022.
As of September 30, 2022, we had net forward and option contracts to sell $45.8 million in foreign currency in order to hedge certain currency exposures (see Note 16 “Derivative Instruments and Hedging Activities” to our Condensed Consolidated Financial Statements for additional details). If we had entered into these contracts on September 30, 2022, the U.S. dollar equivalent would have been $43.9 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $85.4 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our results of operations or cash flows.

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
Definition of Disclosure Controls
Disclosure Controls are controls and procedures designed to reasonably ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our annual controls evaluation.
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
•IP disputes can be expensive and could result in an inability to sell our products in certain jurisdictions;
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
•We may fail to comply with the covenants in our Revolving Credit Facility and Senior Notes, which could impair our ability to borrow needed funds, or require us to repay debt sooner than we planned;
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
Risks Related to the COVID-19 Pandemic
The current COVID-19 pandemic and potential aftereffects could materially harm our business, financial condition and results of operations.
The COVID-19 pandemic has caused substantial global disruptions, including in the jurisdictions where we conduct business and may cause additional disruptions in the future, which are impossible to predict. Local, regional and national authorities in numerous jurisdictions have implemented a variety of measures designed to slow the spread of the virus, including social distancing guidelines, quarantines, banning of non-essential travel and requiring the cessation of non-essential activities on the premises of businesses. In 2022, the Chinese government implemented lockdowns in two of its larger economic hubs, Shenzhen and Shanghai. Lockdowns in major economic hubs could cause delays in the delivery of goods in or around impacted areas, which could both harm our ability to obtain components for our products in a timely manner, delay the delivery of our products in and around those areas, delay installation of our products in those areas or affect customer acceptance processes due to resource mobility restrictions. Any delays in delivering or installing our products could adversely impact the timing of our revenue recognition. While all of our global manufacturing sites are currently operational, any local pandemic outbreaks or the introduction of new variants could require us to temporarily curtail production levels or temporarily cease operations based on government mandates.
Despite the wide availability of COVID-19 vaccines in the U.S. and other parts of the world, we are unable to predict how effective they will continue to be in preventing the spread of COVID-19 (including its variant strains). In addition, although there has been improvement in the global economy since the severe effects of the COVID-19 pandemic at its onset, many macroeconomic variables remain dynamic and we continue to experience constraints in our supply chain as discussed below.
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
A majority of our annual revenues are derived from outside the U.S., and we maintain significant operations outside the U.S. We expect these conditions to continue in the foreseeable future. Managing global operations and sites located throughout the world presents a number of challenges, including but not limited to:
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
•Ineffective or inadequate legal protection of IP rights in certain countries;
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
•Required refunds for customer prepayments resulting from our inability to ship to certain jurisdictions, especially for customers in China as described in more detail below. If we are required to make such refunds, our cash flows could be negatively affected;
•Longer payment cycles and difficulties in collecting accounts receivable outside of the U.S.;

•Difficulties in managing foreign distributors (including monitoring and ensuring our distributors’ compliance with applicable laws); and
•Inadequate protection or enforcement of our IP and other legal rights in foreign jurisdictions.
Any of the factors above could have a significant negative impact on our business and results of operations.
Over the past several years, there have been a variety of rules and regulations issued by Commerce and BIS that have had an impact on our ability to sell certain products and provide certain services to certain customers in China. These rules and regulations may significantly harm our business in future periods, unless we are able to obtain required licenses.
Over the past several years, the U.S. government has tightened export controls for commodities, software, and technology (collectively, “items”) destined to China. These China restrictions have included, for example, restrictions on exporting certain items to military end users and for military end uses, the addition of numerous entities to the U.S. Entity List (a list of parties that are generally ineligible to receive U.S.-regulated items without prior licensing from BIS), and the creation of new licensing requirements that apply to the export, re-export, and transfer of certain foreign-made items that are the direct product of U.S. origin technology and which are destined to Huawei and its affiliates.
Most recently, Commerce and BIS published the New BIS Rules that introduce new and novel restrictions related to semiconductor, semiconductor manufacturing, supercomputer, and advanced computing items and end uses. These new rules impose restrictions on our ability to sell, ship, and support certain equipment and otherwise conduct business with certain counterparties, primarily including China-based companies involved in semiconductor manufacturing.
The New BIS Rules are complex, and we are working on assessing their full impact. The rules remain open for public comment until December 12, 2022, and could be revised in response to those comments. Likewise, BIS may issue guidance clarifying the scope of the rules. Such revisions or guidance could change the impact of the rule for our business.
While we are taking appropriate measures to comply with all current export control laws and regulations applicable to our business (including the New BIS Rules) and are applying for export licenses, when required, in an effort to avoid disruption to our customers’ operations, there can be no assurance that export licenses applied for by either us or our customers will be granted. To the extent BIS does issue licenses to us or to our customers, such licenses may have a short duration or require us to satisfy various conditions.
If pending and future license applications are not granted, the potential impact could be material and could harm our RPO or require us to return substantial deposits received from customers in China for existing purchase orders. In addition, we may lose revenue in future periods related to anticipated sales to customers in China, unless we are able to replace their orders with other customer orders for which either a license has been obtained or is not required.
Our revenue from sales of products and provision of services to customers in China was 29%, 26% and 26% respectively over the last three fiscal years. If we are unable to obtain required authorizations to support sales and service customers in China and/or if additional restrictions are imposed that further limit our ability to sell our products or provide services to customers in China, our business could be significantly harmed.
We are exposed to risks associated with a weakening in the condition of the financial markets and the global economy.
Demand for our products is ultimately driven by the global demand for electronic devices by consumers and businesses. Economic uncertainty frequently leads to reduced consumer and business spending, and can cause our customers to decrease, cancel or delay their equipment and service orders. The tightening of credit markets, rising interest rates and concerns regarding the availability of credit can make it more difficult for our customers to raise capital, whether debt or equity, to finance their purchases of capital equipment, including the products we sell. Reduced demand, combined with delays in our customers’ ability to obtain financing (or the unavailability of such financing), has, at times in the past, adversely affected our product and service sales and revenues and, therefore, has harmed our business and operating results, and our operating results and financial condition may again be adversely impacted if economic conditions decline from their current levels.
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
We might be involved in claims or disputes related to IP or other confidential information that may be costly to resolve, prevent us from selling or using the challenged technology and seriously harm our operating results and financial condition.
As is typical in the industries in which we serve, from time to time we have received communications from other parties asserting the existence of patent rights, copyrights, trademark rights or other IP rights which they believe cover certain of our products, processes, technologies or information. In addition, we occasionally receive notification from customers who believe that we owe them indemnification or other obligations related to IP claims made against such customers by third parties. With respect to IP infringement disputes, our customary practice is to evaluate such infringement assertions and to consider whether to seek licenses where appropriate. However, there can be no assurance that licenses will be granted or, if granted, will be on acceptable terms or that costly litigation or other administrative proceedings will not occur. The inability to obtain necessary licenses or other rights on reasonable terms could seriously harm our results of operations and financial condition. Furthermore, we may potentially be subject to claims by customers, suppliers or other business partners, or by governmental law enforcement agencies, related to our receipt, distribution and/or use of third-party IP or confidential information. Legal proceedings and claims, regardless of their merit, and associated internal investigations with respect to IP or confidential information disputes are often expensive to prosecute, defend or conduct; may divert management’s attention and other Company resources; and/or may result in restrictions on our ability to sell our products, settlements on significantly adverse terms or adverse judgments for damages, injunctive relief, penalties and fines, any of which could have a significant negative effect on our business, results of operations and financial condition. There can be no assurance regarding the outcome of future legal proceedings, claims or investigations. The instigation of legal proceedings or claims, our inability to favorably resolve or settle such proceedings or claims, or the determination of any adverse findings against us or any of our employees in connection with such proceedings or claims could materially and adversely affect our business, financial condition and results of operations, as well as our business reputation.
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

Additionally, we are subject to various domestic and international environmental laws and regulations, including those that control and restrict the use, transportation, emission, discharge, storage, and disposal of certain chemicals, gases and other substances. Any failure to comply with applicable environmental laws, regulations or requirements may subject us to a range of consequences, including fines, suspension of certain of our business activities, limitations on our ability to sell our products, obligations to remediate environmental contamination, and criminal and civil liabilities or other sanctions. Some of these laws impose strict liability for certain releases, which may require us to incur costs regardless of fault or the legality of actions at the time of release. In addition, changes in environmental laws and regulations (including any relating to climate change and GHG emissions) could require us, or others in our value chain, to install additional equipment, alter operations to incorporate new technologies or processes, or revise process inputs, among other things, which may cause us to incur significant costs or otherwise adversely impact our business performance. Various agencies and governmental bodies have expressed particular interest in promulgating rules relating to climate change. For example, in March 2022, the SEC published a proposed rule that would require companies to provide significantly expanded climate-related disclosures in their Form 10-K, which may require us to incur significant additional costs to comply and impose increased oversight obligations on our management and Board of Directors. We also face increasing complexity in our manufacturing, product design and procurement operations as we adjust to new and prospective requirements relating to the composition of our products, including restrictions on lead and other substances and requirements to track the sources, production methods, or provenance of certain metals and other materials. The cost of complying, or failing to comply, with these and other regulatory requirements or contractual obligations could adversely affect our operating results, financial condition and ability to conduct our business.
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
Certain investors, capital providers, shareholder advocacy groups, other market participants, customers and other stakeholder groups have focused increasingly on companies’ ESG initiatives, including those regarding climate change, human rights and inclusion and diversity, among others. This may result in increased costs, changes in demand for certain types of products, enhanced compliance or disclosure obligations and costs, or other adverse impacts on our business, financial condition or results of operations.
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
Although we may participate in various voluntary frameworks and certification programs, or establish voluntary ESG initiatives, to improve the ESG profile of our operations and product offerings, we cannot guarantee that such efforts will have the intended results. For example, in August 2022, we announced new targets to reduce our Scope 1 and 2 emissions by 50% from our 2021 baseline to 2030 and achieve net zero Scope 1 and 2 emissions by 2050. Our estimates concerning the timing and cost of implementing this and other goals are subject to risks and uncertainties, some of which are outside of our control. Any failure, or perceived failure, to successfully achieve our voluntary goals, or the manner in which we achieve some or any portion of our goals, could adversely impact our reputation or, to the extent related to sustainability-linked capital sources, financial condition and results of operations. Our ESG efforts may also include the adoption, or expansion, of certain ESG practices or policies, which may require us to expend additional resources to implement or to forego certain business opportunities to the extent others in our value chain do not meet pertinent requirements of such policies. By contrast, any failure, or perceived failure, to conform to such policies could have an adverse impact on our reputation and business activities. Our performance may be subject to greater scrutiny as a result of our announcement of any goals or policies and the publication of our performance against the same. Moreover, despite the voluntary nature of such efforts, we may receive pressure from external sources, such as lenders, investors or other groups, to adopt more aggressive climate or other ESG-related initiatives; however, we may not agree that such initiatives will be appropriate for our business, and we may not be able to implement such initiatives because of potential costs or technical or operational obstacles. In addition, we note that certain ESG matters are becoming less “voluntary” as regulators, including the SEC, begin proposing and adopting regulations regarding ESG matters, including, but not limited to, climate change-related matters. To the extent we are subject to increased regulatory requirements, we could become subject to increased compliance-related costs and risks, including potential enforcement and litigation. Such ESG matters may also impact our suppliers and customers, which may compound or cause new impacts on our business, financial condition or results of operations.
We depend on key personnel to manage our business effectively, and if we are unable to attract, retain and motivate our key employees, our sales and product development could be harmed.
Our employees are vital to our success, and our key management, engineering and other employees are difficult to replace. We generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance for any of our employees. The expansion of high technology companies worldwide and the elevated demand for talent from the growth in the demand for semiconductors following the onset of the COVID-19 pandemic has increased demand and competition for qualified personnel. Competition for engineering and other technical personnel in many areas of the world in which we operate is especially intense due to the proliferation of technology companies worldwide. In addition, current or future immigration laws, policies or regulations may limit our ability to attract, hire and retain qualified personnel. If we are unable to attract, onboard and retain key personnel, or if we are not able to attract, assimilate, onboard and retain additional highly qualified employees to meet our current and future needs, our business and operations could be harmed.
We outsource a number of services to third-party service providers, which decreases our control over the performance of these functions. Disruptions or delays at our third-party service providers could adversely impact our operations.
We outsource a number of services, including our transportation, information systems management and logistics management of spare parts and certain accounting and procurement functions, to domestic and overseas third-party service providers. While outsourcing arrangements may lower our cost of operations, they also reduce our direct control over the services rendered. It is uncertain what effect such diminished control will have on the quality or quantity of products delivered or services rendered, on our ability to quickly respond to changing market conditions, or on our ability to ensure compliance with all applicable domestic and foreign laws and regulations. In addition, many of these outsourced service providers, including certain hosted software applications that we use for confidential data storage, employ cloud computing technology for such storage. These providers’ cloud computing systems may be susceptible to “cyber incidents,” such as intentional cyber-attacks aimed at theft of sensitive data or inadvertent cyber-security compromises, which are outside of our control. If we do not effectively develop and manage our outsourcing strategies, if required export and other governmental approvals are not timely obtained, if our third-party service providers pass on the cost of inflation to us or do not perform as anticipated, or do not adequately protect our data from cyber-related security breaches, or if there are delays or difficulties in enhancing business processes, we may experience operational difficulties (such as limitations on our ability to ship products), increased costs, manufacturing or service interruptions or delays, loss of IP rights or other sensitive data, quality and compliance issues, and challenges in managing our product inventory or recording and reporting financial and management information, any of which could materially and adversely affect our business, financial condition and results of operations.
We depend on secure information technology for our business and are exposed to risks related to cybersecurity threats and cyber incidents affecting our, our customers’, suppliers’ and other service providers’ systems and networks.
In the conduct of our business, we collect, use, transmit and store data on information systems and networks, including systems and networks owned and maintained by KLA and/or by third-party providers. This data includes confidential information, transactional information and IP belonging to us, our customers and our business partners, as well as personally identifiable information of individuals. Despite network security and other measures, our, our customers’, suppliers’ and other third-party providers’ information systems and networks are susceptible to computer viruses, ransomware, cyber-related security breaches and similar disruptions from unauthorized intrusions, tampering, misuse, or criminal acts made directly against, or through our third-party providers in the supply chain, and against, our systems and networks, including phishing, or other events or developments that we may be unable to anticipate or fail to mitigate, including but not limited to vulnerabilities or misconfigurations in information systems, networks, software or hardware. We have experienced cyber-related attacks in the past, and are likely to experience cyber-related attacks in the future. Our security measures may also be breached due to employee errors, malfeasance, or otherwise. Third parties may also attempt to influence employees, users, suppliers or customers to disclose sensitive information in order to gain access to our, our customers’ or business partners’ data. Because the techniques used to obtain unauthorized access to the information systems change frequently, may not be recognized until launched against a target and are increasingly designed to circumvent controls, avoid detection and remove or obfuscate forensic artifacts, we may be unable to anticipate these techniques, implement adequate preventative measures, or adequately identify, investigate and recover from cybersecurity incidents.
Any cybersecurity incident or occurrence could impact our business directly, or indirectly by impacting third parties in the supply chain, in many potential ways: disruptions to operations; misappropriation, corruption or theft of confidential information, including IP and other critical data, of KLA, our customers or other business partners; misappropriation of funds and Company assets; reduced value of our investments in research, development and engineering; litigation with, or payment of damages to, third parties; reputational damage; costs to comply with regulatory inquiries or actions; data privacy issues; costs to rebuild our information systems and networks; and increased cybersecurity protection and remediation costs. Cybersecurity incidents affecting our customers could result in substantial delays in our ability to ship to those customers or install our products, which could result in delays in revenue recognition or the cancellation of orders, and cybersecurity incidents affecting our suppliers could result in substantial delays in our ability to obtain necessary components for our products from those suppliers, which could hamper our ability to ship our products to our customers, harming our results of operations.
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
In addition to our efforts to develop new technologies from internal sources, part of our growth strategy is to pursue acquisitions and acquire new technologies from external sources. As part of this effort, in February 2019, we announced that we had consummated our acquisition of Orbotech Ltd. We may also enter into definitive agreements for and consummate acquisitions of, or significant investments in, businesses with complementary products, services and/or technologies. There can be no assurance that we will find suitable acquisition candidates, that we can close such acquisitions or that acquisitions we complete will be successful. In addition, we may use equity to finance future acquisitions, which would increase our number of shares outstanding and be dilutive to current stockholders.
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
•We may have to write off goodwill or other intangible assets; and
•We may incur unforeseen obligations or liabilities in connection with acquisitions including, but not limited to, cybersecurity risks associated with integrating our networks or systems with those of acquired entities.
At times, we may also enter into strategic alliances with customers, suppliers or other business partners with respect to development of technology and IP. These alliances typically require significant investments of capital and exchange of proprietary, highly sensitive information. The success of these alliances depends on various factors over which we may have limited or no control and requires ongoing and effective cooperation with our strategic partners. Mergers and acquisitions and strategic alliances are inherently subject to significant risks, and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and operating results.
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
We have some exposure to fluctuations in foreign currency exchange rates, primarily the Japanese Yen, the euro and the pound sterling. We have international subsidiaries that operate and sell our products globally. In addition, an increasing proportion of our manufacturing activities are conducted outside of the U.S., and many of the costs associated with such activities are denominated in foreign currencies. We routinely hedge our exposures to certain foreign currencies with certain financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations, but these hedges may be inadequate to protect us from currency exchange rate fluctuations. To the extent that these hedges are inadequate, or if there are significant currency exchange rate fluctuations in currencies for which we do not have hedges in place, our reported financial results or the way we conduct our business could be adversely affected. Furthermore, if a financial counterparty to our hedges experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material financial losses.
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
•As a result of this consolidation, the customers that survive the consolidation represent a greater portion of our sales and, consequently, have greater commercial negotiating leverage. Many of our large customers have more aggressive policies regarding engaging alternative, second-source suppliers for the products we offer and, in addition, may seek and, on occasion, receive pricing, payment, IP-related or other commercial terms that may have an adverse impact on our business and we may not be able to pass on the cost of inflation to our customers. Any of these changes could negatively impact our prices, customer orders, revenues and gross margins.
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
The growth that we have experienced over the past few years has resulted in higher levels of backlog, or RPO. The supply chain disruptions caused by the ongoing pandemic as well as favorable market trends have led to customers agreeing to purchase equipment from us with lead times that are longer than our historical experience. As the lead times for delivery of our equipment get longer, the risk increases that customers may choose to change their equipment orders due to the evolution of the customer’s technological, production or market needs. This could result in order modifications, rescheduling or even cancellations that may not be communicated to us in a timely manner, causing RPO to remain elevated until agreed with the customer. Customer communication delays for orders already placed could affect our ability to respond quickly in weakening demand environments, which could harm our results of operations.
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
We must continue to make significant investments in R&D in order to enhance the performance, features and functionality of our products, to keep pace with competitive products and to satisfy customer demands. Substantial R&D costs typically are incurred before we confirm the technical feasibility and commercial viability of a new product, and not all development activities result in commercially viable products. There can be no assurance that revenues from future products or product enhancements will be sufficient to recover the development costs associated with such products or enhancements. In addition, we cannot be sure that these products or enhancements will receive market acceptance nor that we will be able to sell these products at prices that are favorable to us. Our business will be seriously harmed if we are unable to sell our products at favorable prices or if the market in which we operate does not accept our products.
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
While patent, copyright and trademark protection for our IP is important, we believe our future success in highly dynamic markets is most dependent upon the technical competence and creative skills of our personnel. We attempt to protect our trade secrets and other proprietary information through confidentiality and other agreements with our customers, suppliers, employees and consultants and through other security measures. We also maintain exclusive and non-exclusive licenses with third parties for strategic technology used in certain products. However, these employees, consultants and third parties may breach these agreements, and we may not have adequate remedies for wrongdoing. We also try to control access to and distribution of our technology and proprietary information. Despite our efforts, internal or external parties may attempt to copy, disclose, obtain or misappropriate our IP or technology. In addition, former employees may seek employment with our customers, suppliers or competitors and there can be no assurance that the confidential nature of our proprietary information will be maintained in the course of such future employment. In addition, the laws of certain territories in which we develop, manufacture or sell our products may not protect our IP rights to the same extent as the laws of the U.S. In any event, the extent to which we can protect our trade secrets through the use of confidentiality agreements is limited, and our success will depend to a significant extent on our ability to innovate ahead of our competitors.
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
We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply these materials. Generally, we do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers’ orders, we do not maintain an extensive inventory of materials for manufacturing. Through our business interruption planning, we seek to minimize the risk of production and service interruptions and/or shortages of key parts by, among other things, monitoring the financial stability of key suppliers, identifying (but not necessarily qualifying) possible alternative suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, certain key parts are available only from a single supplier or a limited group of suppliers. Also, key parts we obtain from some of our suppliers incorporate the suppliers’ proprietary IP; in those cases, we are increasingly reliant on third parties for high-performance, high-technology components, which reduces the amount of control we have over the availability and protection of the technology and IP that is used in our products. In addition, if certain of our key suppliers experience liquidity issues and are forced to discontinue operations, which is a heightened risk, especially during economic downturns, it could affect their ability to deliver parts and could result in delays for our products. Similarly, especially with respect to suppliers of high-technology components, our suppliers themselves have increasingly complex supply chains, and delays or disruptions at any stage of their supply chains may prevent us from obtaining parts in a timely manner and result in delays for our products, or our suppliers might pass on the cost of inflation to us while we are unable to adjust pricing with our own customers. Our operating results and business may be adversely impacted if we are unable to obtain parts to meet our production requirements and product specifications, or if we are able to do so only on unfavorable terms. Furthermore, a supplier may discontinue production of a particular part for any number of reasons, including the supplier’s financial condition or business operational decisions, which would require us to purchase, in a single transaction, a large number of such discontinued parts in order to ensure that a continuous supply of such parts remains available to our customers. Such “end-of-life” parts purchases could result in significant expenditures by us in a particular period, and, ultimately, any unused parts may result in a significant inventory write-off, either of which could have an adverse impact on our financial condition and results of operations for the applicable periods. Refer to the Executive Summary in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on supply constraints related to the COVID-19 pandemic.
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
We have a leveraged capital structure.
As of September 30, 2022, we had $6.38 billion aggregate principal amount of outstanding indebtedness, consisting of $5.95 billion aggregate principal amount of senior, unsecured long-term notes, of which $3.00 billion were issued in the fourth quarter of fiscal 2022. We have a Credit Agreement and a Revolving Credit Facility with a maturity date of June 8, 2027 with two one-year extension options that allows us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. As of September 30, 2022, we had an aggregate principal amount of $425.0 million outstanding under our Revolving Credit Facility. We may incur additional indebtedness in the future by accessing the unfunded portion of our Revolving Credit Facility and/or entering into new financing arrangements. We also announced a stock repurchase program, under which the remaining available for repurchases was $3.14 billion as of September 30, 2022. A large portion of the remaining repurchases may be financed with new indebtedness. Our ability to pay interest and repay the principal amount of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this Item 1A. There can be no assurance that we will be able to manage any of these risks successfully.
In certain circumstances involving a change of control followed by a downgrade of the rating of a series of our Senior Notes by at least two of Moody’s, S&P and Fitch, unless we have exercised our rights to redeem the Senior Notes of such series, we will be required to make an offer to repurchase all or, at the holder’s option, any part, of each holder’s Senior Notes of that series pursuant to the offer. At that time, we will be required to offer payment in cash equal to 101% of the aggregate principal amount of Senior Notes repurchased plus accrued and unpaid interest, if any, on the Senior Notes repurchased, up to, but not including, the date of repurchase. We cannot make any assurance that we will have sufficient financial resources at such time, nor that we will be able to arrange financing to pay the repurchase price of that series of Senior Notes. Our ability to repurchase that series of Senior Notes in such event may be limited by law, by the relevant indenture associated with that series of Senior Notes, or by the terms of other agreements to which we may be a party at such time. If we fail to repurchase that series of Senior Notes as required by the terms of such Senior Notes, it would constitute an event of default under the relevant indenture governing that series of Senior Notes which, in turn, may also constitute an event of default under our other obligations.
Borrowings under our Revolving Credit Facility bear interest at a floating rate, and an increase in interest rates, particularly in the current environment of rising interest rates, would require us to pay additional interest on any borrowings, which may have an adverse effect on the value and liquidity of our debt and the market price of our common stock could decline. The interest rate under our Revolving Credit Facility is also subject to (i) an adjustment in conjunction with our credit rating downgrades or upgrades and (ii) an adjustment based on our performance against certain sustainability key performance indicators related to GHG emissions and renewable electricity usage. Additionally, under our Revolving Credit Facility, we are required to comply with affirmative and negative covenants, which include the maintenance of certain financial ratios, the details of which can be found in Note 8 “Debt” to our Condensed Consolidated Financial Statements.
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
In addition, in our commercial agreements, from time to time in the normal course of business, we indemnify third parties with whom we enter into contractual relationships, including customers, suppliers and lessors, with respect to certain matters. We have agreed, under certain conditions, to hold these third parties harmless against specified losses, such as those arising from a breach of representations or covenants, third-party claims that our products, when used for their intended purposes, infringe the IP rights of such third parties, or other claims made against certain parties. We may be compelled to enter into or accrue for probable settlements of alleged indemnification obligations, or we may be subject to potential liability arising from our customers’ involvements in legal disputes. In addition, notwithstanding the provisions related to limitations on our liability that we seek to include in our business agreements, the counterparties to such agreements may dispute our interpretation or application of such provisions, and a court of law may not interpret or apply such provisions in our favor, any of which could result in an obligation for us to pay material damages to third parties and engage in costly legal proceedings. It is difficult to determine the maximum potential amount of liability under any indemnification obligations, whether or not asserted, due to our limited history of prior indemnification claims and the unique facts and circumstances that are likely to be involved in any particular claim. Our business, financial condition and results of operations in a reported fiscal period could be materially and adversely affected if we expend significant amounts in defending or settling any purported claims, regardless of their merit or outcomes.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended September 30, 2022(3):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
July 1, 2022 to July 31, 2022	—	$—	$3,232,594,651
August 1, 2022 to August 31, 2022	110,781	$357.84	$3,192,952,413
September 1, 2022 to September 30, 2022	146,374	$341.41	$3,142,979,081
Total	257,155
__________________
(1)Our Board of Directors has authorized a program that permits us to repurchase our common stock, including a $6.00 billion increase approved by the Board in June 2022. As of September 30, 2022, approximately $3.14 billion remained available for repurchases under our repurchase program. All shares in the table were purchased pursuant to our publicly announced repurchase program.
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
(3)On June 23, 2022, the Company executed ASR Agreements with two financial institutions to repurchase shares of our common stock in exchange for an upfront payment of $3.00 billion. The Company received initial deliveries totaling approximately 6.5 million shares on June 24, 2022, which represented 70% of the prepayment amount at the then prevailing market price of the Company’s shares of stock. The delivery of any remaining shares would occur at the final settlement of the transactions under the ASR Agreements, which is scheduled for the second quarter of fiscal 2023 as set forth in the ASR Agreements. The total number of shares received under the ASR Agreements will be based on the volume-weighted average prices of the Company’s stock during the term of the ASR Agreements, less an agreed-upon discount and subject to adjustments pursuant to the terms and conditions of the ASR Agreements. There were no shares returned to us under the ASR Agreements this quarter.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

10.1	Form of Restricted Stock Unit Award Notification and Agreement (Special Awards)*+

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350^

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Denotes a management contract, plan or arrangement.
+ Certain portions of this document that constitute confidential information have been redacted in accordance with Item 601(b)(10) of Regulation S-K.
^ Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA CORPORATION
(Registrant)

October 28, 2022	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

October 28, 2022	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 28, 2022	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)