Form 10-Q
period 2022-12-31
KLA CORP
filed 2023-01-27
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of January 17, 2023, there were 138,479,764 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
KLA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	December 31, 2022	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,571,477	$1,584,908
Marketable securities	1,294,873	1,123,100
Accounts receivable, net	2,282,925	1,811,877
Inventories	2,535,375	2,146,889
Other current assets	447,932	502,137
Total current assets	8,132,582	7,168,911
Land, property and equipment, net	964,813	849,929
Goodwill	2,278,809	2,320,049
Deferred income taxes	765,046	579,173
Purchased intangible assets, net	1,065,091	1,194,414
Other non-current assets	522,733	484,612
Total assets	$13,729,074	$12,597,088
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$530,407	$443,338
Deferred system revenue	535,556	500,969
Deferred service revenue	372,555	381,737
Other current liabilities	2,043,983	1,545,039
Total current liabilities	3,482,501	2,871,083
Long-term debt	6,113,745	6,660,718
Deferred tax liabilities	559,346	658,937
Deferred service revenue	162,768	124,618
Other non-current liabilities	807,454	882,642
Total liabilities	11,125,814	11,197,998
Commitments and contingencies (Notes 9, 14 and 15)
Stockholders’ equity:
Common stock and capital in excess of par value	1,982,360	1,061,940
Retained earnings	670,002	366,882
Accumulated other comprehensive loss	(49,102)	(27,471)
Total KLA stockholders’ equity	2,603,260	1,401,351
Non-controlling interest in consolidated subsidiaries	—	(2,261)
Total stockholders’ equity	2,603,260	1,399,090
Total liabilities and stockholders’ equity	$13,729,074	$12,597,088
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except per share amounts)	2022	2021	2022	2021
Revenues:
Product	$2,463,408	$1,895,769	$4,659,017	$3,525,657
Service	520,479	456,861	1,049,294	910,811
Total revenues	2,983,887	2,352,630	5,708,311	4,436,468
Costs and expenses:
Costs of revenues	1,208,786	908,162	2,250,012	1,721,786
Research and development	332,826	265,031	651,341	523,184
Selling, general and administrative	243,096	213,479	497,076	406,740
Interest expense	74,280	37,852	148,675	76,164
Loss on extinguishment of debt	—	—	13,286	—
Other expense (income), net	(18,074)	1,201	(65,080)	15,341
Income before income taxes	1,142,973	926,905	2,213,001	1,693,253
Provision (benefit) for income taxes	164,178	209,388	208,141	(92,749)
Net income	978,795	717,517	2,004,860	1,786,002
Less: Net income attributable to non-controlling interest	—	73	74	141
Net income attributable to KLA	$978,795	$717,444	$2,004,786	$1,785,861
Net income per share attributable to KLA
Basic	$6.93	$4.74	$14.16	$11.77
Diluted	$6.89	$4.71	$14.09	$11.68
Weighted-average number of shares:
Basic	141,299	151,251	141,564	151,791
Diluted	141,966	152,331	142,268	152,886
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2022	2021	2022	2021
Net income	$978,795	$717,517	$2,004,860	$1,786,002
Other comprehensive income (loss):
Currency translation adjustments:
Cumulative currency translation adjustments	7,462	(1,391)	(12,250)	(4,146)
Income tax benefit	279	78	279	395
Net change related to currency translation adjustments	7,741	(1,313)	(11,971)	(3,751)
Cash flow hedges:
Net unrealized gains arising during the period	8,239	6,741	10,007	7,593
Reclassification adjustments for net gains included in net income	(12,961)	(912)	(23,136)	(2,130)
Income tax (provision) benefit	3,275	(963)	4,463	(1,024)
Net change related to cash flow hedges	(1,447)	4,866	(8,666)	4,439
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	(416)	580	475	1,208
Available-for-sale securities:
Net unrealized gains (losses) arising during the period	4,511	(3,273)	(2,453)	(3,590)
Reclassification adjustments for net losses included in net income	407	3	581	2
Income tax benefit	(1,057)	702	403	770
Net change related to available-for-sale securities	3,861	(2,568)	(1,469)	(2,818)
Other comprehensive income (loss)	9,739	1,565	(21,631)	(922)
Less: Comprehensive income attributable to non-controlling interest	—	73	74	141
Total comprehensive income attributable to KLA	$988,534	$719,009	$1,983,155	$1,784,939
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholders’ Equity	Non- Controlling Interest	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2022	141,804	$1,061,940	$366,882	$(27,471)	$1,401,351	$(2,261)	$1,399,090
Net income attributable to KLA	—	—	1,025,991	—	1,025,991	—	1,025,991
Net income attributable to non-controlling interest	—	—	—	—	—	74	74
Other comprehensive loss	—	—	—	(31,370)	(31,370)	—	(31,370)
Net issuance under employee stock plans	171	(54,950)	—	—	(54,950)	—	(54,950)
Repurchase of common stock	(257)	(1,926)	(87,690)	—	(89,616)	—	(89,616)
Cash dividends ($1.30 per share) and dividend equivalents declared	—	—	(186,216)	—	(186,216)	—	(186,216)
Stock-based compensation expense	—	34,982	—	—	34,982	—	34,982
Purchase of non-controlling interest	—	1,902	—	—	1,902	(6,196)	(4,294)
Disposal of non-controlling interest	—	—	—	—	—	8,383	8,383
Balances as of September 30, 2022	141,718	1,041,948	1,118,967	$(58,841)	$2,102,074	$—	$2,102,074
Net income attributable to KLA	—	—	978,795	—	978,795	—	978,795
Other comprehensive income	—	—	—	9,739	9,739		9,739
Net issuance under employee stock plans	170	31,196	—	—	31,196	—	31,196
Repurchase of common stock	(3,429)	870,811	(1,241,793)	—	(370,982)	—	(370,982)
Cash dividends ($1.30 per share) and dividend equivalents declared	—	—	(185,967)	—	(185,967)	—	(185,967)
Stock-based compensation expense	—	38,405	—	—	38,405	—	38,405
Balances as of December 31, 2022	138,459	$1,982,360	$670,002	$(49,102)	$2,603,260	$—	$2,603,260

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholders’ Equity	Non- Controlling Interest	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2021	152,776	$2,175,988	$1,277,123	$(75,557)	$3,377,554	$(1,912)	$3,375,642
Net income attributable to KLA	—	—	1,068,417	—	1,068,417	—	1,068,417
Net income attributable to non-controlling interest	—	—	—	—	—	68	68
Other comprehensive loss	—	—	—	(2,487)	(2,487)	—	(2,487)
Net issuance under employee stock plans	160	(46,532)	—	—	(46,532)	—	(46,532)
Repurchase of common stock	(1,190)	(16,966)	(382,711)	—	(399,677)	—	(399,677)
Cash dividends ($1.05 per share) and dividend equivalents declared	—	—	(161,561)	—	(161,561)	—	(161,561)
Stock-based compensation expense	—	25,216	—	—	25,216	—	25,216
Balances as of September 30, 2021	151,746	2,137,706	1,801,268	(78,044)	3,860,930	(1,844)	3,859,086
Net income attributable to KLA	—	—	717,444	—	717,444	—	717,444
Net income attributable to non-controlling interest	—	—	—	—	—	73	73
Other comprehensive income	—	—	—	1,565	1,565	—	1,565
Net issuance under employee stock plans	205	31,157	—	—	31,157	—	31,157
Repurchase of common stock	(1,104)	(15,604)	(414,270)	—	(429,874)	—	(429,874)
Cash dividends ($1.05 per share) and dividend equivalents declared	—	—	(160,461)	—	(160,461)	—	(160,461)
Stock-based compensation expense	—	27,766	—	—	27,766	—	27,766
Balances as of December 31, 2021	150,847	$2,181,025	$1,943,981	$(76,479)	$4,048,527	$(1,771)	$4,046,756
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$2,004,860	$1,786,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	205,446	170,369
Loss on extinguishment of debt	13,286	—
Unrealized foreign exchange (gain) loss and other	(18,896)	21,728
Asset impairment charges	9,905	5,962
Disposal of non-controlling interest	8,270	—
Stock-based compensation expense	73,387	52,982
Gain on sale of business	(29,687)	—
Deferred income taxes	(255,116)	(371,228)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	(495,720)	(444,685)
Inventories	(393,177)	(239,890)
Other assets	30,546	2,243
Accounts payable	80,789	40,579
Deferred system revenue	34,587	145,856
Deferred service revenue	30,219	33,468
Other liabilities	401,136	471,209
Net cash provided by operating activities	1,699,835	1,674,595
Cash flows from investing activities:
Net proceeds from sale of business	75,358	—
Business acquisitions, net of cash acquired	(27,144)	(37,986)
Capital expenditures	(177,994)	(133,856)
Purchases of available-for-sale securities	(558,165)	(525,840)
Proceeds from sale of available-for-sale securities	36,755	40,792
Proceeds from maturity of available-for-sale securities	353,391	372,953
Purchases of trading securities	(37,583)	(58,342)
Proceeds from sale of trading securities	39,482	59,914
Proceeds from other investments	1,020	795
Net cash used in investing activities	(294,880)	(281,570)
Cash flows from financing activities:
Payment of debt issuance costs	(6,515)	—
Proceeds from revolving credit facility	300,000	300,000
Repayment of debt	(862,250)	(300,000)
Common stock repurchases	(444,853)	(829,551)
Payment of dividends to stockholders	(372,192)	(321,950)
Issuance of common stock	33,908	36,912
Tax withholding payments related to vested and released restricted stock units	(57,550)	(52,287)
Contingent consideration payable and other, net	(2,500)	—
Purchase of non-controlling interest	(4,295)	—
Net cash used in financing activities	(1,416,247)	(1,166,876)
Effect of exchange rate changes on cash and cash equivalents	(2,139)	(3,702)
Net increase (decrease) in cash and cash equivalents	(13,431)	222,447
Cash and cash equivalents at beginning of period	1,584,908	1,434,610
Cash and cash equivalents at end of period	$1,571,477	$1,657,057
Supplemental cash flow disclosures:
Income taxes paid, net	$394,464	$226,943
Interest paid	$73,851	$76,771
Non-cash activities:
Contingent consideration payable - financing activities	$(1,774)	$14,663
Dividends payable - financing activities	$3,941	$3,737
Unsettled common stock repurchase - financing activities	$15,975	$5,999
Accrued purchases of land, property and equipment - investing activities	$30,590	$18,504
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
The results of operations for the six months ended December 31, 2022 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2023.
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

	As of	As of
(Dollar amounts in thousands)	December 31, 2022	June 30, 2022	$ Change	% Change
Accounts receivable, net	$2,282,925	$1,811,877	$471,048	26%
Contract assets	$119,734	$114,747	$4,987	4%
Contract liabilities	$1,070,879	$1,007,324	$63,555	6%
Our payment terms and conditions vary by contract type, although the terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of product shipment, with the remainder payable within 30 days of acceptance.
The change in contract assets during the six months ended December 31, 2022 was mainly due to $84.1 million of revenue recognized for which the payment is subject to conditions other than passage of time, largely offset by $79.3 million of contract assets reclassified to net accounts receivable as our right to consideration for these contract assets became unconditional. Contract assets are included in other current assets on our Condensed Consolidated Balance Sheets.
The change in contract liabilities during the six months ended December 31, 2022 was mainly due to an increase in the value of products and services billed to customers for which control of the products and services has not transferred to the customers, partially offset by recognition in revenue of $656.5 million that was included in contract liabilities as of June 30, 2022. The change in contract liabilities during the six months ended December 31, 2021 was mainly due to an increase in the value of products and services billed to customers for which control of the products and services has not transferred to the customers, partially offset by the recognition in revenue of $424.4 million that was included in contract liabilities as of June 30, 2021. Contract liabilities are included in current and non-current liabilities on our Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

As of December 31, 2022, we had $12.54 billion of remaining performance obligations, which represents our obligation to deliver products and services, and primarily consists of sales orders where written customer requests have been received. This amount excludes contract liabilities of $1.07 billion as described above. We expect to recognize approximately 45% to 55% of these performance obligations as revenue beyond the next 12 months, but this estimate is subject to constant change depending upon supply chain constraints, customer slot change requests and potential elevated demand levels, which could require even longer lead times. In October 2022, the U.S. government issued new regulations that imposed new export licensing requirements for certain U.S. semiconductor and high-performance computing technology (including wafer fab equipment), for the use of such technology for certain end uses in the People’s Republic of China (“China”), and for the provision of support by U.S. Persons to certain advanced integrated circuit (“IC”) fabs located in China. The regulations impose export license requirements effectively on all KLA products and services to customers located in China that fabricate certain advanced logic, NAND and DRAM ICs. KLA is also restricted from providing certain U.S. origin tools, software and technology to certain wafer fab equipment manufacturers and maskshops located in China, absent an export license. These regulations are complex, and we continue to assess their potential impact. We are taking appropriate measures to comply with these regulations and are applying for export licenses, when required, to avoid disruption to our customers’ operations. While some export licenses have been obtained by us or our customers, there can be no assurance that export licenses applied for by either us or our customers will be granted.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers between Level 1, Level 2 and Level 3 fair value measurements during the six months ended December 31, 2022.
The types of instruments valued based on quoted market prices in active markets include money market funds, certain U.S. Treasury securities, U.S. Government agency securities and equity securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.
The types of instruments valued based on other observable inputs include corporate debt securities, sovereign securities, municipal securities and certain U.S. Treasury securities. The market inputs used to value these instruments generally consist of market yields, reported trades and broker/dealer quotes. Such instruments are generally classified within Level 2 of the fair value hierarchy.
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

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on our Condensed Consolidated Balance Sheets as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Little or No Market Activity Inputs
As of December 31, 2022 (In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds and other	$839,867	$839,867	$—	$—
Marketable securities:
Corporate debt securities	484,293	—	484,293	—
Municipal securities	37,793	—	37,793	—
Sovereign securities	6,004	—	6,004	—
U.S. Government agency securities	87,522	87,522	—	—
U.S. Treasury securities	440,403	410,713	29,690	—
Equity securities	19,324	19,324	—	—
Total cash equivalents and marketable securities(1)	1,915,206	1,357,426	557,780	—
Other current assets:
Derivative assets	19,474	—	19,474	—
Other non-current assets:
Executive Deferred Savings Plan	223,235	176,792	46,443	—
Total financial assets(1)	$2,157,915	$1,534,218	$623,697	$—
Liabilities
Derivative liabilities	$(26,912)	$—	$(26,912)	$—
Contingent consideration payable	(21,900)	—	—	(21,900)
Total financial liabilities	$(48,812)	$—	$(26,912)	$(21,900)
________________
(1) Excludes cash of $610.1 million held in operating accounts and time deposits of $341.0 million (of which $121.5 million were cash equivalents) as of December 31, 2022.

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

NOTE 4 – FINANCIAL STATEMENT COMPONENTS
Condensed Consolidated Balance Sheets

	As of	As of
(In thousands)	December 31, 2022	June 30, 2022
Accounts receivable, net:
Accounts receivable, gross	$2,317,402	$1,832,508
Allowance for credit losses	(34,477)	(20,631)
	$2,282,925	$1,811,877
Inventories:
Customer service parts	$453,124	$402,121
Raw materials	1,418,136	1,042,916
Work-in-process	477,588	451,782
Finished goods	186,527	250,070
	$2,535,375	$2,146,889
Other current assets:
Prepaid expenses	$130,624	$108,942
Contract assets	119,734	114,747
Deferred costs of revenues	112,026	124,487
Prepaid income and other taxes	32,555	89,713
Other current assets	52,993	64,248
	$447,932	$502,137
Land, property and equipment, net:
Land	$72,285	$67,846
Buildings and leasehold improvements	774,698	712,751
Machinery and equipment	944,703	819,191
Office furniture and fixtures	53,429	44,957
Construction-in-process	159,551	110,079
	2,004,666	1,754,824
Less: accumulated depreciation	(1,039,853)	(904,895)
	$964,813	$849,929
Other non-current assets:
Executive Deferred Savings Plan(1)	$223,235	$224,188
Operating lease right of use assets	131,920	126,444
Other non-current assets	167,578	133,980
	$522,733	$484,612
Other current liabilities:
Customer credits and advances	$628,522	$515,118
Compensation and benefits	501,894	351,924
Other accrued expenses	322,187	253,265
Executive Deferred Savings Plan(1)	225,254	225,867
Income taxes payable	225,011	126,964
Interest payable	109,524	39,683
Operating lease liabilities	31,591	32,218
	$2,043,983	$1,545,039
Other non-current liabilities:
Income taxes payable	$309,293	$367,052
Customer credits and advances	216,000	204,914
Operating lease liabilities	81,020	81,369
Pension liabilities	76,542	78,525
Other non-current liabilities	124,599	150,782
	$807,454	$882,642

________________
(1)We have a non-qualified deferred compensation plan (known as “Executive Deferred Savings Plan” or “EDSP”) under which certain employees and non-employee directors may defer a portion of their compensation. The expense associated with changes in the EDSP liability included in selling, general and administrative (“SG&A”) expense was $11.9 million and $12.0 million in the three months ended December 31, 2022 and 2021, respectively, and was $1.6 million and $11.0 million during the six months ended December 31, 2022 and 2021, respectively. The amount of net gains associated with changes in the EDSP assets included in SG&A expense was $11.9 million and $11.8 million in the three months ended December 31, 2022 and 2021, respectively, and was $1.6 million and $10.7 million during the six months ended December 31, 2022 and 2021, respectively. For additional details, refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) (“AOCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of December 31, 2022	$(55,857)	$(16,955)	$48,170	$(24,460)	$(49,102)

Balance as of June 30, 2022	$(43,886)	$(15,486)	$56,836	$(24,935)	$(27,471)
The effects on net income of amounts reclassified from AOCI to the Condensed Consolidated Statements of Operations for the indicated periods were as follows (in thousands; amounts in parentheses indicate debits or reductions to earnings):

AOCI Components		Three Months Ended		Six Months Ended
	Location in the Condensed Consolidated Statement of Operations	December 31,		December 31,
		2022	2021	2022	2021
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$15,928	$1,539	$30,533	$3,268
	Costs of revenues and operating expenses	(3,904)	(348)	(9,271)	(580)
	Interest expense	937	(279)	1,874	(558)
	Net gains reclassified from AOCI	$12,961	$912	$23,136	$2,130
Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$(407)	$(3)	$(581)	$(2)

The amount reclassified out of AOCI related to our defined benefit pension plans that was recognized as a component of net periodic cost for the three months ended December 31, 2022 and 2021 was $0.4 million in both periods, and for the six months ended December 31, 2022 and 2021 was $0.8 million and $0.7 million, respectively. For additional details, refer to Note 13 “Employee Benefit Plans” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

NOTE 5 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of December 31, 2022 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$492,548	$133	$(8,388)	$484,293
Money market funds and other	839,867	—	—	839,867
Municipal securities	38,909	—	(1,116)	37,793
Sovereign securities	6,034	—	(30)	6,004
U.S. Government agency securities	88,752	8	(1,238)	87,522
U.S. Treasury securities	451,374	43	(11,014)	440,403
Equity securities(1)	3,211	16,113	—	19,324
Subtotal	1,920,695	16,297	(21,786)	1,915,206
Add: Time deposits(2)	341,003	—	—	341,003
Less: Cash equivalents	961,336	—	—	961,336
Marketable securities	$1,300,362	$16,297	$(21,786)	$1,294,873

As of June 30, 2022 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$481,881	$3	$(8,915)	$472,969
Money market funds and other	948,027	—	—	948,027
Municipal securities	61,973	—	(1,249)	60,724
Sovereign securities	6,041	2	(53)	5,990
U.S. Government agency securities	92,273	26	(1,183)	91,116
U.S. Treasury securities	378,871	18	(8,378)	370,511
Equity securities(1)	3,211	7,824	—	11,035
Subtotal	1,972,277	7,873	(19,778)	1,960,372
Add: Time deposits(2)	274,873	—	—	274,873
Less: Cash equivalents	1,112,146	—	(1)	1,112,145
Marketable securities	$1,135,004	$7,873	$(19,777)	$1,123,100
________________
(1) Unrealized gains on equity securities included in our portfolio include the initial fair value adjustment recorded upon a security becoming marketable.
(2) Time deposits excluded from fair value measurements.
Our investment portfolio includes both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of our unrealized losses are due to changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all these investments upon maturity. As of December 31, 2022, we had 509 investments in a gross unrealized loss position. The following table summarizes the fair value and gross unrealized losses of our investments that were in an unrealized loss position as of the dates indicated below.

As of December 31, 2022	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$226,806	$(3,852)	$216,074	$(4,536)	$442,880	$(8,388)
Municipal securities	6,879	(183)	30,914	(933)	37,793	(1,116)
Sovereign securities	1,006	(3)	1,974	(27)	2,980	(30)
U.S. Government agency securities	30,398	(140)	36,268	(1,098)	66,666	(1,238)
U.S. Treasury securities	216,402	(5,024)	197,099	(5,990)	413,501	(11,014)
Total	$481,491	$(9,202)	$482,329	$(12,584)	$963,820	$(21,786)

As of June 30, 2022 (In thousands)	Fair Value(1)	Gross Unrealized Losses(1)
Corporate debt securities	$458,699	$(8,915)
Municipal securities	58,722	(1,249)
Sovereign securities	2,963	(53)
U.S. Government agency securities	60,285	(1,183)
U.S. Treasury securities	336,819	(8,378)
Total	$917,488	$(19,778)
________________
(1) As of June 30, 2022, our investments that were in a continuous loss position of 12 months or more, as well as the unrealized losses on those investments, were immaterial.
The contractual maturities of securities classified as available-for-sale, regardless of their classification on our Condensed Consolidated Balance Sheets, as of the date indicated below were as follows:

As of December 31, 2022 (In thousands)	Amortized Cost	Fair Value
Due within one year	$810,100	$816,047
Due after one year through three years	490,262	478,826
Total	$1,300,362	$1,294,873
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities for the three and six months ended December 31, 2022 and 2021 were immaterial.
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
On May 1, 2022, we acquired the outstanding shares of a privately held company for total purchase consideration of $8.6 million, paid in cash. We allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimated fair values, and residual goodwill was allocated to the Wafer Inspection and Patterning reporting unit.
On February 28, 2022, we completed the acquisition of 100% of the outstanding shares of ECI Technology, Inc. (“ECI”), a privately held company, for aggregate purchase consideration of $431.5 million, paid in cash, including a post-closing adjustment in the quarter ended September 30, 2022. KLA acquired ECI to extend and enhance our portfolio of products and services. The purchase consideration was allocated as follows: $208.4 million to identifiable intangible assets, $2.9 million to net tangible liabilities, $40.5 million to deferred tax liabilities and $266.4 million to goodwill. The purchase consideration allocation is preliminary, and as additional information becomes available, we may further revise it during the remainder of the measurement period, which will not exceed 12 months from the closing of the acquisition. The goodwill was assigned to the Wafer Inspection and Patterning reporting unit.
We have included the financial results of the acquisitions in our Condensed Consolidated Financial Statements from their respective acquisition dates, and these results were not material to our Condensed Consolidated Financial Statements. The goodwill recorded as a result of the above acquisitions was not deductible for tax purposes.
As of December 31, 2022, we had $21.9 million of contingent consideration recorded for the acquisitions completed during fiscal years ended June 30, 2022 and 2019, of which $18.0 million is classified as a current liability and $3.9 million as a non-current liability on the Condensed Consolidated Balance Sheet.
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
NOTE 7 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in business combinations. We have three reportable segments and five operating segments. The operating segments are determined to be the same as reporting units. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements. The following table presents changes in goodwill carrying value during the six months ended December 31, 2022:

(In thousands)	Wafer Inspection and Patterning	Global Service and Support (“GSS”)	Specialty Semiconductor Process	Printed Circuit Board (“PCB”) and Display	Component Inspection	Total
Balance as of June 30, 2022	$725,737	$25,908	$681,858	$872,971	$13,575	$2,320,049
Acquired goodwill	6,776	—	—	—	—	6,776
Goodwill disposal from sale of business (1)	—	—	—	(42,622)	—	(42,622)
Goodwill adjustments	(5,337)	—	—	—	—	(5,337)
Foreign currency adjustments	(57)	—	—	—	—	(57)
Balance as of December 31, 2022	$727,119	$25,908	$681,858	$830,349	$13,575	$2,278,809
(1) Refer to the “Business Dispositions” section of Note 6 “Business Combinations and Dispositions” for more information on the sale of Orbograph.
Goodwill is not subject to amortization but is tested for impairment annually during the third fiscal quarter, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We completed the required annual testing of goodwill for impairment for all reporting units as of February 28, 2022 and concluded there was no goodwill impairment as a result of that assessment.
There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the annual assessment performed in the third quarter of the fiscal year ended June 30, 2022.

Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of December 31, 2022			As of June 30, 2022
Category	Range of Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-8	$1,536,826	$750,923	$785,903	$1,523,691	$668,175	$855,516
Customer relationships	4-9	358,567	185,462	173,105	366,567	167,819	198,748
Trade name / Trademark	4-7	116,583	71,281	45,302	121,083	68,194	52,889
Order backlog and other	<1-9	85,836	70,411	15,425	87,836	58,970	28,866
Intangible assets subject to amortization(1)		2,097,812	1,078,077	1,019,735	2,099,177	963,158	1,136,019
In-process research and development		61,322	15,966	45,356	64,457	6,062	58,395
Total		$2,159,134	$1,094,043	$1,065,091	$2,163,634	$969,220	$1,194,414
(1) The disposition of Orbograph during the three months ended September 30, 2022 resulted in a decrease in the gross amount of intangible assets subject to amortization of $34.5 million, a decrease in accumulated amortization of $15.9 million, and a decrease in the net amount of $18.6 million. Refer to the “Business Dispositions” section of Note 6 “Business Combinations and Dispositions” for more information on the sale of Orbograph.
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
As of December 31, 2022, there were no impairment indicators for purchased intangible assets.
Amortization expense for purchased intangible assets for the periods indicated below was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2022	2021	2022	2021
Amortization expense - Costs of revenues	$45,446	$41,124	$90,512	$82,248
Amortization expense - SG&A	20,128	12,389	40,256	24,778
Amortization expense - Research and development	31	31	62	62
Total	$65,605	$53,544	$130,830	$107,088
Based on the purchased intangible assets gross carrying amount recorded as of December 31, 2022, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2023 (remaining six months)	$129,787
2024	238,575
2025	222,123
2026	206,211
2027	129,630
2028 and thereafter	93,409
Total	$1,019,735

NOTE 8 – DEBT
The following table summarizes our debt as of December 31, 2022 and June 30, 2022:

	As of December 31, 2022		As of June 30, 2022
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 4.650% Senior Notes due on November 1, 2024	$750,000	4.682%	$1,250,000	4.682%
Fixed-rate 5.650% Senior Notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Fixed-rate 4.100% Senior Notes due on March 15, 2029	800,000	4.159%	800,000	4.159%
Fixed-rate 5.000% Senior Notes due on March 15, 2049	400,000	5.047%	400,000	5.047%
Fixed-rate 3.300% Senior Notes due on March 1, 2050	750,000	3.302%	750,000	3.302%
Fixed-rate 4.650% Senior Notes due on July 15, 2032	1,000,000	4.657%	1,000,000	4.657%
Fixed-rate 4.950% Senior Notes due on July 15, 2052	1,200,000	5.009%	1,200,000	5.009%
Fixed-rate 5.250% Senior Notes due on July 15, 2062	800,000	5.259%	800,000	5.259%
Revolving Credit Facility	225,000	5.423%	275,000	2.258%
Total	6,175,000		6,725,000
Unamortized discount/premium, net	(18,429)		(19,304)
Unamortized debt issuance costs	(42,826)		(44,978)
Total	$6,113,745		$6,660,718
Reported as:
Long-term debt	$6,113,745		$6,660,718
Total	$6,113,745		$6,660,718
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

Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of December 31, 2022 and June 30, 2022 was $5.58 billion and $6.39 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of December 31, 2022, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility
As of December 31, 2022, we have in place a renegotiated Credit Facility (“Credit Agreement”) and unsecured Revolving Credit Facility (“Revolving Credit Facility”) having a maturity date of June 8, 2027 that allows us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. During the six months ended December 31, 2022, we borrowed $300.0 million from the Revolving Credit Facility and repaid $350.0 million. As of December 31, 2022, we had outstanding $225.0 million aggregate principal amount of borrowings.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the maturity date, at which time we may exercise two one-year extension options with the consent of the lenders. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility can be made as Term Secured Overnight Financing Rate (“SOFR”) Loans or Alternate Base Rate (“ABR”) Loans, at the Company’s option. In the event that Term SOFR is unavailable, any Term SOFR elections will be converted to Daily Simple SOFR, if available. Each Term SOFR Loan will bear interest at a rate per annum equal to the applicable Adjusted Term SOFR rate, which is equal to the applicable Term SOFR rate plus 10 bps that shall not be less than zero, plus a spread ranging from 75 bps to 125 bps, as determined by the Company’s credit ratings at the time. Each ABR Loan will bear interest at a rate per annum equal to the ABR plus a spread ranging from 0 bps to 25 bps, as determined by the Company’s credit ratings at the time. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 4.5 bps to 12.5 bps, subject to an adjustment in conjunction with changes to our credit rating. The applicable interest rates and commitment fees are also subject to adjustment based on the Company’s performance against certain environmental sustainability key performance indicators related to greenhouse gas emissions and renewable electricity usage. As of December 31, 2022, the all-in interest rate of the $225.0 million outstanding Term SOFR loans reflected the applicable Adjusted Term SOFR rate plus a spread of 100 bps and the applicable commitment fee on the daily undrawn balance of the Revolving Credit Facility was 9 bps.
Under the Credit Agreement, the maximum leverage ratio on a quarterly basis is 3.50 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of December 31, 2022, our maximum allowed leverage ratio was 3.50 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of December 31, 2022.
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
Lease expense was $9.6 million and $19.1 million for the three and six months ended December 31, 2022, respectively, and $9.1 million and $18.3 million for the three and six months ended December 31, 2021, respectively. Expense related to short-term leases, which are not recorded on the Condensed Consolidated Balance Sheets, was not material for the three and six months ended December 31, 2022 and 2021. As of December 31, 2022 and June 30, 2022, the weighted-average remaining lease term was 4.6 and 4.8 years, respectively, and the weighted-average discount rate for operating leases was 2.46% and 2.18%, respectively.
Supplemental cash flow information related to leases was as follows:

	Six Months Ended December 31,
In thousands	2022	2021
Operating cash outflows from operating leases	$19,363	$19,050
Right of use assets obtained in exchange for new operating lease liabilities	$18,760	$11,389
Maturities of lease liabilities as of December 31, 2022 were as follows:

Fiscal Year Ending June 30:	(In thousands)
2023 (remaining six months)	$18,598
2024	30,471
2025	23,729
2026	17,984
2027	13,366
2028 and thereafter	15,733
Total lease payments	119,881
Less imputed interest	(7,270)
Total	$112,611
As of December 31, 2022, we did not have material leases that had not yet commenced.
NOTE 10 – EQUITY, LONG-TERM INCENTIVE COMPENSATION PLANS AND NON-CONTROLLING INTEREST
Equity Incentive Program
As of December 31, 2022, 8.4 million shares remained available for issuance under our 2004 Equity Incentive Plan (the “2004 Plan”). For details of the 2004 Plan refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
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
As of December 31, 2022, there were no shares of our common stock underlying the outstanding assumed restricted stock units (“RSUs”) under the Assumed Equity Plans. For details on the Assumed Equity Plans, refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Equity Incentive Plans - General Information
The following table summarizes the combined activity under our equity incentive plans:

(In thousands)	Available For Grant(1) (2)
Balance as of June 30, 2022	9,242
RSUs granted(3)	(971)
RSUs canceled	80
Balance as of December 31, 2022	8,351
__________________
(1)The number of RSUs reflects the application of the award multiplier of 2.0x to calculate the impact of the award on the shares reserved under the 2004 Plan.
(2)No additional stock options, RSUs or other awards will be granted under the Assumed Equity Plans.
(3)Includes RSUs granted to senior management during the six months ended December 31, 2022 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such RSUs that are deemed to have been earned) (“performance-based RSUs”). This line item includes all such performance-based RSUs granted during the six months ended December 31, 2022 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.6 million shares for the six months ended December 31, 2022 reflects the application of the multiplier described above).
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
The following table shows stock-based compensation expense for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2022	2021	2022	2021
Stock-based compensation expense by:
Costs of revenues	$6,004	$4,094	$11,593	$7,932
R&D	8,792	4,901	17,148	9,595
SG&A	23,609	18,771	44,646	35,455
Total stock-based compensation expense	$38,405	$27,766	$73,387	$52,982
Stock-based compensation capitalized as inventory as of December 31, 2022 and June 30, 2022 was $11.7 million and $8.6 million, respectively.

Restricted Stock Units
The following table shows the activity and weighted-average grant date fair values for RSUs during the six months ended December 31, 2022:

	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding RSUs as of June 30, 2022(2)	1,593	$218.03
Granted(3)	485	$389.71
Vested and released	(207)	$162.71
Withheld for taxes	(148)	$162.71
Forfeited	(41)	$165.56
Outstanding RSUs as of December 31, 2022(2)	1,682	$280.49
__________________
(1)Share numbers reflect actual shares subject to awarded RSUs.
(2)Includes performance-based RSUs.
(3)This line item includes performance-based RSUs granted during the six months ended December 31, 2022 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.3 million shares for the six months ended December 31, 2022).
The RSUs granted by us generally vest as follows: (i) with respect to awards with only service-based vesting criteria, over periods ranging from two to four years; (ii) with respect to awards with both performance-based and service-based vesting criteria, over periods ranging from three to four years; and (iii) with respect to awards with both market-based and service-based vesting criteria, in three equal installments on the third, fourth and fifth anniversaries of the grant date, in each case subject to the recipient remaining employed by us as of the applicable vesting date. The RSUs granted to the independent members of the Board of Directors vest annually.
The following table shows the weighted-average grant date fair value per unit for the RSUs granted, vested, and tax benefits realized by us in connection with vested and released RSUs for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except for weighted-average grant date fair value)	2022	2021	2022	2021
Weighted-average grant date fair value per unit	$312.42	$393.67	$389.71	$356.39
Grant date fair value of vested RSUs	$8,029	$10,563	$57,935	$47,303
Tax benefits realized by us in connection with vested and released RSUs	$2,308	$4,913	$12,851	$13,921
As of December 31, 2022, the unrecognized stock-based compensation expense balance related to RSUs was $321.6 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.5 years. The intrinsic value of outstanding RSUs as of December 31, 2022 was $634.0 million.
Cash-Based Long-Term Incentive Compensation
We have adopted a cash-based long-term incentive (“Cash LTI”) program (“Cash LTI Plan”) for many of our employees as part of our employee compensation program. Executives and non-employee members of the Board of Directors do not participate in the Cash LTI Plan. During the six months ended December 31, 2022 and 2021, we approved Cash LTI awards of $0.1 million and $12.9 million, respectively. Cash LTI awards issued to employees under the Cash LTI Plan will vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three- or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date. During the three months ended December 31, 2022 and 2021, we recognized $19.4 million and $22.2 million, respectively, in compensation expense under the Cash LTI Plan. During the six months ended December 31, 2022 and 2021, we recognized $38.9 million and $44.0 million, respectively, in compensation expense under the Cash LTI Plan. As of December 31, 2022, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $131.0 million. For details, refer to Note 10

“Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
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
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Stock purchase plan:
Expected stock price volatility	41.6%	34.9%	41.6%	34.9%
Risk-free interest rate	1.1%	0.1%	1.1%	0.1%
Dividend yield	1.8%	1.4%	1.8%	1.4%
Expected life (in years)	0.5	0.5	0.5	0.5
The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Total cash received from employees for the issuance of shares under the ESPP	$33,793	$36,912	$33,793	$36,912
Number of shares purchased by employees through the ESPP	134	139	134	139
Tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP	$362	$231	$924	$1,198
Weighted-average fair value per share based on Black-Scholes model	$73.31	$71.82	$73.31	$71.82
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which we estimate will be required to be issued under the ESPP during the forthcoming fiscal year. As of December 31, 2022, a total of 2.1 million shares were reserved and available for issuance under the ESPP.
Quarterly Cash Dividends
On December 1, 2022, we paid a quarterly cash dividend of $1.30 per share to stockholders of record as of the close of business on November 15, 2022. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended December 31, 2022 and 2021 was $184.2 million and $159.1 million, respectively. The total amount of regular quarterly cash dividends and dividend equivalents paid during the six months ended December 31, 2022 and 2021 was $372.2 million and $322.0 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of December 31, 2022 and June 30, 2022 was $11.2 million on each date. These amounts will be paid upon vesting of the underlying RSUs.

Non-Controlling Interest
As of June 30, 2022, we owned approximately 94% of the outstanding equity interest in Orbograph, a non-core business engaged in the development and marketing of character recognition solutions to banks, financial and other payment processing institutions and healthcare providers. On August 11, 2022, we sold our interest in Orbograph; for further details, refer to Note 6 “Business Combinations and Dispositions” to our Condensed Consolidated Financial Statements.
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
On June 23, 2022, the Company executed accelerated share repurchase agreements (“ASR Agreements”) with two financial institutions to repurchase shares of our common stock in exchange for an upfront payment of $3.00 billion. The Company received initial deliveries totaling approximately 6.5 million shares of common stock in the fourth quarter of fiscal 2022, which represented 70% of the prepayment amount at the then-prevailing market price of the Company’s shares of common stock. The value of the shares to be delivered to the Company for the remainder of the upfront payment of $0.90 billion was recorded at that time as an unsettled forward contract, classified within stockholders’ equity. The total number of shares received under the ASR Agreements was based upon the volume weighted-average price of our common stock during the repurchase period, less an agreed-upon discount. Final settlement of the ASR Agreements occurred during the three months ended December 31, 2022, resulting in the delivery of 2.4 million additional shares, which yielded an average share price of $333.88 for the transaction.
Under the authoritative guidance, share repurchases are recognized as a reduction to retained earnings to the extent available, with any excess recognized as a reduction of capital in excess of par value.
As of December 31, 2022, an aggregate of $2.77 billion was available for repurchase under the stock repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2022	2021	2022	2021
Number of shares of common stock repurchased	3,429	1,104	3,686	2,294
Total cost of repurchases	$370,982	$429,874	$460,598	$829,551
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

The following table sets forth the computation of basic and diluted net income per share attributable to KLA:

(In thousands, except per share amounts)	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Numerator:
Net income attributable to KLA	$978,795	$717,444	$2,004,786	$1,785,861
Denominator:
Weighted-average shares - basic, excluding unvested RSUs	141,299	151,251	141,564	151,791
Effect of dilutive RSUs and options	667	1,080	704	1,095
Weighted-average shares - diluted	141,966	152,331	142,268	152,886
Basic net income per share attributable to KLA	$6.93	$4.74	$14.16	$11.77
Diluted net income per share attributable to KLA	$6.89	$4.71	$14.09	$11.68
Anti-dilutive securities excluded from the computation of diluted net income per share	331	—	271	5
NOTE 13 – INCOME TAXES
The following table provides details of income taxes:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollar amounts in thousands)	2022	2021	2022	2021
Income before income taxes	$1,142,973	$926,905	$2,213,001	$1,693,253
Provision (benefit) for income taxes	$164,178	$209,388	$208,141	$(92,749)
Effective tax rate	14.4%	22.6%	9.4%	(5.5)%
Our effective tax rate is lower than the U.S. federal statutory rate during the three months ended December 31, 2022 primarily due to the proportion of earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate and the proportion of U.S. earnings eligible for the Foreign Derived Intangible Income deduction.
Our effective tax rate is lower than the U.S. federal statutory rate during the six months ended December 31, 2022 primarily due to a non-recurring tax benefit resulting from a decrease in our unrecognized tax benefits from the settlement of income tax examinations and a decrease in our deferred tax liabilities on unremitted earnings and unrealized gains.
In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to U.S. federal income tax examinations for all years beginning from the fiscal year ended June 30, 2018 and are under United States income tax examination for the fiscal years ended June 30, 2018, June 30, 2019 and June 30, 2020. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2018. We are also subject to examinations in other major foreign jurisdictions, including Singapore and Israel, for all years beginning from the calendar year ended December 31, 2017.
It is possible that certain examinations may be concluded in the next 12 months. The timing and resolution of income tax examinations are uncertain. Given the uncertainty around the timing of the resolution of these ongoing examinations, we are unable to estimate the full range of possible adjustments to our unrecognized tax benefits within the next 12 months.
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

Legislative Developments
President Biden signed into law the CHIPS and Science Act of 2022 (“CHIPS Act,” where “CHIPS” stands for Creating Helpful Incentives to Produce Semiconductors) on August 9, 2022. The CHIPS Act provides for various incentives and tax credits among other items, including the Advanced Manufacturing Investment Credit (“AMIC”) which equals 25% of qualified investments in an advanced manufacturing facility that is placed in service after December 31, 2022.
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
NOTE 14 – LITIGATION AND OTHER LEGAL MATTERS
We are named from time to time as a party to lawsuits and other types of legal proceedings and claims in the normal course of our business. Actions filed against us include commercial, intellectual property (“IP”), customer, and labor and employment related claims, including complaints of alleged wrongful termination and potential class action lawsuits regarding alleged violations of federal and state wage and hour and other laws. In general, legal proceedings and claims, regardless of their merit, and associated internal investigations (especially those relating to IP or confidential information disputes) are often expensive to prosecute, defend or conduct, and may divert management’s attention and other Company resources. Moreover, the results of legal proceedings are difficult to predict, and the costs incurred in litigation can be substantial, regardless of outcome. We believe the amounts provided in our Condensed Consolidated Financial Statements are adequate in light of the probable and estimated liabilities. However, because such matters are subject to many uncertainties and the ultimate outcomes are not predictable, there can be no assurances that the actual amounts required to satisfy alleged liabilities from the matters described above will not exceed the amounts reflected in our Condensed Consolidated Financial Statements or will not have a material adverse effect on our results of operations, financial condition or cash flows.
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LC for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2022	2021	2022	2021
Receivables sold under factoring agreements	$77,212	$79,918	$181,459	$147,036
Proceeds from sales of LC	$44,596	$19,493	$69,247	$41,166
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
Purchase Commitments. We maintain commitments to purchase inventory from our suppliers as well as goods, services and other assets in the ordinary course of business. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed between the parties. This forecasted time-horizon can vary among different suppliers. Our estimate of our significant purchase commitments primarily for material, services, supplies and asset purchases is approximately $3.2 billion as of December 31, 2022, a majority of which are due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

Cash LTI Plan. As of December 31, 2022, we have committed $186.7 million for future payment obligations under our Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three- or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date.
Guarantees and Contingencies. We maintain guarantee arrangements available through various financial institutions for up to $83.4 million, of which $52.3 million had been issued as of December 31, 2022, primarily to fund guarantees to customs authorities for value-added tax and other operating requirements of our consolidated subsidiaries in Europe, Israel and Asia.
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
NOTE 16 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The authoritative guidance requires companies to recognize all derivative instruments, including foreign exchange contracts and rate lock agreements (collectively “derivatives”), as either assets or liabilities at fair value on the Condensed Consolidated Balance Sheets. In accordance with the accounting guidance, we designate foreign currency forward transactions and options contracts and interest rate forward transactions as cash flow hedges. In accordance with the accounting guidance, we also designate certain foreign currency exchange contracts as net investment hedge transactions intended to mitigate the variability of the value of certain investments in foreign subsidiaries.

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
Since fiscal 2015, we have entered into four sets of forward contracts to hedge the benchmark interest rate on portions of our Senior Notes prior to issuance (“Rate Lock Agreements”). Upon issuance of the associated debt, the Rate Lock Agreements were settled and their fair values were recorded within AOCI. The resulting gains and losses from these transactions are amortized to interest expense over the lives of the associated debt. We recognized a net gain of $0.9 million and $1.9 million in the three and six months ended December 31, 2022, respectively, for the amortization of the net of the Rate Lock Agreements that had been recognized in AOCI, which decreased the interest expense on a net basis. We recognized net expenses of $0.3 million and $0.6 million in the three and six months ended December 31, 2021, respectively, for the amortization of the net of the Rate Lock Agreements that had been recognized in AOCI, which increased the interest expense on a net basis. As of December 31, 2022, the aggregate unamortized portion of the fair value of the forward contracts for the Rate Lock Agreements was a $52.9 million net gain.
For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gains or losses is reported in AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. For derivative contracts executed after adopting the new accounting guidance in fiscal 2019, the election to include time value for the assessment of effectiveness is made on all forward contracts designated as cash flow hedges. The change in fair value of the derivative is recorded in AOCI until the hedged item is recognized in earnings. The assessment of effectiveness of options contracts designated as cash flow hedges exclude time value. The initial value of the component excluded from the assessment of effectiveness is recognized in earnings over the life of the derivative contract. Any differences between changes in the fair value of the excluded components and the amounts recognized in earnings are recorded in AOCI.
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

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2022	2021	2022	2021
Derivatives Designated as Cash Flow Hedging Instruments:
Rate lock agreements:
Amounts included in the assessment of effectiveness	$(937)	$—	$—	$—
Foreign exchange contracts:
Amounts included in the assessment of effectiveness	$9,896	$6,749	$10,712	$7,602
Amounts excluded from the assessment of effectiveness	$(720)	$(8)	$(705)	$(9)
Derivatives Designated as Net Investment Hedging Instruments:
Foreign exchange contracts(1):	$(1,847)	$(293)	$1,832	$357
    __________________

(1)No amounts were reclassified from AOCI into earnings related to the sale of a subsidiary, as there were no such sales during the periods presented.
The locations and amounts of designated and non-designated derivatives’ gains and losses reported in the Condensed Consolidated Statements of Operations for the indicated periods were as follows:

	Three Months Ended December 31,				Three Months Ended December 31,
	2022				2021
(In thousands)	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$2,983,887	$1,784,708	$74,280	$(18,074)	$2,352,630	$1,386,672	$37,852	$1,201
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from AOCI to earnings	$—	$—	$937	$—	$—	$—	$(279)	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from AOCI to earnings	$16,361	$(3,904)	$—	$—	$1,643	$(348)	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(433)	$—	$—	$455	$(104)	$—	$—	$658
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$(8,081)	$—	$—	$—	$5,994

	Six Months Ended December 31,				Six Months Ended December 31,
	2022				2021
(In thousands)	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$5,708,311	$3,398,429	$148,675	$(65,080)	$4,436,468	$2,651,710	$76,164	$15,341
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from AOCI to earnings	$—	$—	$1,874	$—	$—	$—	$(558)	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from AOCI to earnings	$31,276	$(9,271)	$—	$—	$3,486	$(580)	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(743)	$—	$—	$910	$(218)	$—	$—	$1,315
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$6,293	$—	$—	$—	$7,063

The U.S. dollar equivalent of all outstanding notional amounts of foreign currency hedge contracts with maximum remaining maturities of approximately 12 months as of the dates indicated below, were as follows:

	As of	As of
(In thousands)	December 31, 2022	June 30, 2022
Cash flow hedge contracts - foreign currency
Purchase	$196,825	$124,641
Sell	$156,841	$176,259
Net investment hedge contracts - foreign currency
Sell	$66,436	$66,436
Other foreign currency hedge contracts
Purchase	$517,063	$565,586
Sell	$371,668	$389,368
The locations and fair value of our derivatives reported in our Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	As of	As of	Balance Sheet	As of	As of
	Location	December 31, 2022	June 30, 2022	Location	December 31, 2022	June 30, 2022
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$17,957	$20,595	Other current liabilities	$(6,313)	$8,406
Total derivatives designated as hedging instruments		17,957	20,595		(6,313)	8,406
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	1,517	19,716	Other current liabilities	(20,599)	25,909
Total derivatives not designated as hedging instruments		1,517	19,716		(20,599)	25,909
Total derivatives		$19,474	$40,311		$(26,912)	$34,315
The changes in AOCI, before taxes, related to derivatives for the indicated periods were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2022	2021	2022	2021
Beginning AOCI	$72,290	$(25,546)	$77,018	$(25,830)
Amount reclassified to earnings as net (gains) losses	(12,961)	(912)	(23,136)	(2,130)
Net change in unrealized gains (losses)	6,392	5,627	11,839	7,129
Ending AOCI	$65,721	$(20,831)	$65,721	$(20,831)

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

As of December 31, 2022				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$19,474	$—	$19,474	$(19,474)	$—	$—
Derivatives - liabilities	$(26,912)	$—	$(26,912)	$19,474	$—	$(7,438)

As of June 30, 2022				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$40,311	$—	$40,311	$(12,291)	$—	$28,020
Derivatives - liabilities	$(34,315)	$—	$(34,315)	$12,291	$—	$(22,024)
NOTE 17– RELATED PARTY TRANSACTIONS
During the three and six months ended December 31, 2022 and 2021, we purchased from, or sold to, several entities where one or more of our executive officers or members of our Board of Directors or their immediate family members were, during the periods presented, an executive officer or a board member of a subsidiary, including Citrix Systems, Inc., HP Inc., Keysight Technologies, Inc., Advanced Micro Devices, Inc., Microchip Technology Incorporated, Splunk Inc. and Ansys, Inc. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2022	2021	2022	2021
Total revenues	$11,042	$264	$11,799	$623
Total purchases	$3,035	$193	$3,280	$272
Our receivable balances from these parties were $4.3 million and $1.1 million as of December 31, 2022 and June 30, 2022, respectively. Our payable balances to these parties were immaterial as of December 31, 2022 and June 30, 2022.
NOTE 18 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION
Accounting Standards Codification 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer.
We have three reportable segments: Semiconductor Process Control; Specialty Semiconductor Process; and PCB, Display and Component Inspection. The reportable segments are determined based on several factors including, but not limited to, customer base, homogeneity of products, technology, delivery channels and similar economic characteristics. Prior to July 1, 2022, we had a fourth segment, Other, but core assets were sold and there are no longer operations.

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
Specialty Semiconductor Process
The Specialty Semiconductor Manufacturing segment develops and sells advanced vacuum deposition and etching process tools, which are used by a broad range of specialty semiconductor customers, including manufacturers of microelectromechanical systems (“MEMS”), radio frequency (“RF”) communication chips and power semiconductors for automotive and industrial applications. This reportable segment is composed of one operating segment.
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
The following is a summary of results for each of our three reportable segments for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2022	2021	2022	2021
Semiconductor Process Control:
Revenues	$2,657,395	$2,052,202	$5,055,154	$3,831,285
Segment gross profit	1,678,037	1,342,937	3,255,019	2,504,866
Specialty Semiconductor Process:
Revenues	158,085	112,738	285,952	214,767
Segment gross profit	84,040	60,274	151,080	114,995
PCB, Display and Component Inspection:
Revenues	169,959	187,977	370,704	390,785
Segment gross profit	53,864	82,322	139,538	176,798
Totals:
Revenues for reportable segments	$2,985,439	$2,352,917	$5,711,810	$4,436,837
Segment gross profit	$1,815,941	$1,485,533	$3,545,637	$2,796,659

The following table reconciles total revenues for reportable segments to total revenues for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2022	2021	2022	2021
Total revenues for reportable segments	$2,985,439	$2,352,917	$5,711,810	$4,436,837
Corporate allocations and effects of changes in foreign currency exchange rates	(1,552)	(287)	(3,499)	(369)
Total revenues	$2,983,887	$2,352,630	$5,708,311	$4,436,468

The following table reconciles total segment gross profit to total income before income taxes for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2022	2021	2022	2021
Total segment gross profit	$1,815,941	$1,485,533	$3,545,637	$2,796,659
Acquisition-related charges, corporate allocations, and effects of changes in foreign currency exchange rates(1)	40,840	41,065	87,338	81,977
R&D	332,826	265,031	651,341	523,184
SG&A	243,096	213,479	497,076	406,740
Interest expense	74,280	37,852	148,675	76,164
Loss on extinguishment of debt	—	—	13,286	—
Other expense (income), net	(18,074)	1,201	(65,080)	15,341
Income before income taxes	$1,142,973	$926,905	$2,213,001	$1,693,253
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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2022		2021		2022		2021
Revenues:
Taiwan	$768,999	26%	$776,442	33%	$1,517,333	27%	$1,403,526	31%
China	681,701	23%	544,537	23%	1,521,362	27%	1,229,693	28%
Korea	590,936	20%	323,095	14%	998,398	17%	562,278	13%
North America	366,641	12%	271,594	12%	600,395	10%	449,334	10%
Japan	269,746	9%	196,282	8%	487,455	9%	371,449	8%
Europe and Israel	169,614	5%	175,195	7%	333,687	6%	262,635	6%
Rest of Asia	136,250	5%	65,485	3%	249,681	4%	157,553	4%
Total	$2,983,887	100%	$2,352,630	100%	$5,708,311	100%	$4,436,468	100%
The following is a summary of revenues by major product categories for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2022		2021		2022		2021
Revenues:
Wafer Inspection	$1,256,540	42%	$1,104,032	48%	$2,359,082	41%	$1,991,544	45%
Patterning	861,262	29%	508,785	22%	1,594,632	28%	948,376	21%
Specialty Semiconductor Process	145,542	5%	104,932	4%	259,986	5%	198,052	4%
PCB, Display and Component Inspection	108,644	4%	121,750	5%	243,087	4%	259,637	6%
Services	520,479	17%	456,861	19%	1,049,294	18%	910,811	21%
Other	91,420	3%	56,270	2%	202,230	4%	128,048	3%
Total	$2,983,887	100%	$2,352,630	100%	$5,708,311	100%	$4,436,468	100%

Wafer Inspection and Patterning products are offered in the Semiconductor Process Control segment. Services are offered in multiple segments. Other includes primarily refurbished systems, remanufactured legacy systems, and enhancements and upgrades for previous-generation products that are part of the Semiconductor Process Control segment.
In the three months ended December 31, 2022, two customers accounted for approximately 20% and 11% of total revenues, respectively. In the three months ended December 31, 2021, two customers accounted for approximately 26% and 10% of total revenues, respectively. In the six months ended December 31, 2022, two customers accounted for approximately 21% and 14% of total revenues, respectively. In the six months ended December 31, 2021, one customer accounted for approximately 25% of total revenues. Three customers and one customer on an individual basis accounted for greater than 10% of net accounts receivable at December 31, 2022 and at June 30, 2022, respectively.
Land, property and equipment, net by geographic region as of the dates indicated below were as follows:

	As of	As of
(In thousands)	December 31, 2022	June 30, 2022
Land, property and equipment, net:
United States	$629,076	$547,454
Singapore	154,655	146,057
Israel	88,404	72,791
Europe	55,621	55,370
Rest of Asia	37,057	28,257
Total	$964,813	$849,929
NOTE 19 – RESTRUCTURING CHARGES
From time to time, management approves restructuring plans including workforce reductions in an effort to streamline operations.
Restructuring charges were $0.6 million and $0.5 million for the three months ended December 31, 2022 and 2021, respectively. Restructuring charges were $16.8 million and $0.9 million for the six months ended December 31, 2022 and 2021, respectively. The fiscal year 2023 charges include one-time transaction bonuses triggered by the sale of Orbograph. As of December 31, 2022 and June 30, 2022, the accrual for restructuring charges was $5.3 million and $2.1 million, respectively.

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
Our semiconductor customers generally operate in one or both of the major semiconductor device manufacturing markets: memory and foundry/logic. The pervasive and increasing needs for semiconductors in many consumer and industrial products, the rapid proliferation of new applications for more advanced semiconductor devices, and the increasing complexity associated with leading edge semiconductor manufacturing drives demand for our process control and yield management solutions. Continuing advancement of technology spurred by the economic, power and performance benefits of being at the leading edge, increasing involvement in legacy nodes as semiconductor content increases, and innovation and growth of new enabling technologies are fueling long-term growth for the semiconductor equipment industry. As we begin 2023, the macro-driven slowdown is having an impact on semiconductor device demand as the semiconductor industry rebalances its supply chain and inventory levels. As a result, some of our customers are adjusting their capacity expansion-focused capital expenditure plans for calendar 2023 to reflect this lower end demand. While we continue to invest in technological innovation, we are focusing on moderating our spending levels to reflect the changing environment. Push out or cancellation of deliveries to our customers could cause earnings volatility, due to the timing of revenue recognition as well as increased risk of inventory-related charges.
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
•PCB, Display and Component Inspection: a range of inspection, testing and measurement, and direct imaging for patterning products used by manufacturers of PCBs, FPDs, advanced packaging, microelectromechanical systems (“MEMS”) and other electronic components.
A majority of our revenues are derived from outside the U.S., and include geographic regions such as China, Taiwan, Korea, Japan, Europe and Israel, and Rest of Asia. China is emerging as a major region for manufacturing of logic and memory chips, adding to its role as the world’s largest consumer of ICs. Additionally, a significant portion of global FPD and PCB manufacturing has migrated to China. Chinese government initiatives are propelling China to expand its domestic manufacturing capacity and attracting investment from semiconductor manufacturers from Taiwan, Korea, Japan and the U.S. Although China is currently seen as an important long-term growth region for the semiconductor and electronics capital equipment sector, Commerce has adopted regulations and added certain China-based entities to the U.S. Entity List (a list of parties that are generally ineligible to receive U.S.-regulated items without prior licensing from BIS), restricting our ability to provide products and services to such entities without a license. In addition, Commerce has imposed export licensing requirements on China-based customers that are military end users or engaged in military end uses, as well as requiring our customers to obtain an export license when they use certain semiconductor capital equipment based on U.S. technology to manufacture products connected to certain entities on the U.S. Entity List.
In addition, in October 2022, BIS issued the New BIS Rules that imposed new export licensing requirements for certain U.S. semiconductor and high-performance computing technology (including wafer fab equipment), for the use of such technology for certain end uses in China, and for the provision of support by U.S. Persons to certain advanced IC fabs located in China. In particular, the New BIS Rules impose export license requirements effectively on all KLA products and services to customers located in China that fabricate:
a.Non-planar ICs (e.g., FinFet or GaaFeT) or 14/16nm and below logic ICs;
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
The New BIS Rules are complex, and we are working on assessing their full impact on KLA. The new rules have not significantly impacted our operations to date, but the possible negative effects on our future business of export licenses not being granted could be material and could result in a substantial reduction to our remaining performance obligations (“RPO”) or require us to return substantial deposits received from customers in China for future purchase orders. We are still assessing the aggregate potential impact of the existing regulations and New BIS Rules on our financial results and operations. There is a likelihood of system reallocation of products to other customers where supply is meaningfully below demand for those products. See Part II, Item 1A, “Risk Factors” in this report for more information regarding how such actions by the U.S. government or another country could significantly impact our ability to provide our products and services to existing and potential customers, especially in China, and adversely affect our business, financial condition and results of operations.

The following table sets forth some of our key quarterly unaudited financial information:

(In thousands, except net income per share)	Three Months Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Total revenues	$2,983,887	$2,724,424	$2,486,739	$2,288,676	$2,352,630
Costs of revenues	$1,208,786	$1,041,226	$978,564	$892,091	$908,162
Gross margin	59.5%	61.8%	60.6%	61.0%	61.4%
Net income attributable to KLA(1)	$978,795	$1,025,991	$805,374	$730,572	$717,444
Diluted net income per share attributable to KLA(2)	$6.89	$7.20	$5.40	$4.83	$4.71
__________________
(1)Our net income attributable to KLA increased to $978.8 million in the three months ended December 31, 2022 compared to the three months ended December 31, 2021, which was primarily due to 27% higher revenues partially offset by increased operating expenses of 20%. Refer to the sections below for further information.
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

	Three Months Ended December 31,		Q2 FY23 vs. Q2 FY22
(Dollar amounts in thousands)	2022	2021
Revenues:
Product	$2,463,408	$1,895,769	$567,639	30%
Service	520,479	456,861	63,618	14%
Total revenues	$2,983,887	$2,352,630	$631,257	27%
Costs of revenues	$1,208,786	$908,162	$300,624	33%
Gross margin	59.5%	61.4%

	Six Months Ended December 31,		Q2 FY23 YTD vs. Q2 FY22 YTD
(Dollar amounts in thousands)	2022	2021
Revenues:
Product	$4,659,017	$3,525,657	$1,133,360	32%
Service	1,049,294	910,811	138,483	15%
Total revenues	$5,708,311	$4,436,468	$1,271,843	29%
Costs of revenues	$2,250,012	$1,721,786	$528,226	31%
Gross margin	60.6%	61.2%
Product revenues during the three and six months ended December 31, 2022 increased compared to the three and six months ended December 31, 2021 primarily due to strong demand for many of our products, especially our inspection and metrology portfolios, as well as increases from continued growth in the specialty semiconductor markets.
Service revenues during the three and six months ended December 31, 2022 increased compared to the three and six months ended December 31, 2021 primarily due to an increase in our installed base.

Revenues by segment(1)

	Three Months Ended December 31,		Q2 FY23 vs. Q2 FY22
(Dollar amounts in thousands)	2022	2021
Revenues:
Semiconductor Process Control	$2,657,395	$2,052,202	$605,193	29%
Specialty Semiconductor Process	158,085	112,738	45,347	40%
PCB, Display and Component Inspection	169,959	187,977	(18,018)	(10)%
Total revenues for reportable segments	$2,985,439	$2,352,917	$632,522	27%

	Six Months Ended December 31,		Q2 FY23 YTD vs. Q2 FY22 YTD
(Dollar amounts in thousands)	2022	2021
Revenues:
Semiconductor Process Control	$5,055,154	$3,831,285	$1,223,869	32%
Specialty Semiconductor Process	285,952	214,767	71,185	33%
PCB, Display and Component Inspection	370,704	390,785	(20,081)	(5)%
Total revenues for reportable segments	$5,711,810	$4,436,837	$1,274,973	29%
__________
(1)Segment revenues exclude corporate allocations and the effects of changes in foreign currency exchange rates. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements.
Revenues from our Semiconductor Process Control segment during the three and six months ended December 31, 2022 increased compared to the three and six months ended December 31, 2021 primarily due to strong demand for many of our products, especially from our inspection and metrology portfolios. Revenues in the Specialty Semiconductor Process segment during the three and six months ended December 31, 2022 increased compared to the three and six months ended December 31, 2021 primarily due to continued growth in the specialty semiconductor market. Revenues in the PCB, Display and Component Inspection segment during the three and six months ended December 31, 2022 decreased compared to the three and six months ended December 31, 2021 primarily due to market softening.
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollar amounts in thousands)	2022		2021		2022		2021
Taiwan	$768,999	26%	776,442	33%	$1,517,333	27%	$1,403,526	31%
China	681,701	23%	$544,537	23%	1,521,362	27%	1,229,693	28%
Korea	590,936	20%	323,095	14%	998,398	17%	562,278	13%
North America	366,641	12%	271,594	12%	600,395	10%	449,334	10%
Japan	269,746	9%	196,282	8%	487,455	9%	371,449	8%
Europe and Israel	169,614	5%	175,195	7%	333,687	6%	262,635	6%
Rest of Asia	136,250	5%	65,485	3%	249,681	4%	157,553	4%
Total	$2,983,887	100%	$2,352,630	100%	$5,708,311	100%	$4,436,468	100%
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

The following table summarizes the major factors that contributed to the changes in gross margin:

	Gross Margin
	Three Months Ended	Six Months Ended
December 31, 2021	61.4%	61.2%
Revenue volume of products and services	1.6%	1.8%
Mix of products and services sold	—%	0.3%
Manufacturing labor, overhead and efficiencies	0.4%	0.1%
Other service and manufacturing costs	(3.9)%	(2.8)%
December 31, 2022	59.5%	60.6%
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
The decrease in our gross margin during the three and six months ended December 31, 2022 compared to the three and six months ended December 31, 2021 is primarily due to increases in other service and manufacturing costs, partially offset by a higher revenue volume of products and services sold.
Segment gross profit(1)

	Three Months Ended December 31,		Q2 FY23 vs. Q2 FY22
(Dollar amounts in thousands)	2022	2021
Segment gross profit:
Semiconductor Process Control	$1,678,037	$1,342,937	$335,100	25%
Specialty Semiconductor Process	84,040	60,274	23,766	39%
PCB, Display and Component Inspection	53,864	82,322	(28,458)	(35)%
	$1,815,941	$1,485,533	$330,408	22%

	Six Months Ended December 31,		Q2 FY23 YTD vs. Q2 FY22 YTD
(Dollar amounts in thousands)	2022	2021
Segment gross profit:
Semiconductor Process Control	$3,255,019	$2,504,866	$750,153	30%
Specialty Semiconductor Process	151,080	114,995	36,085	31%
PCB, Display and Component Inspection	139,538	176,798	(37,260)	(21)%
Total revenues for reportable segments	$3,545,637	$2,796,659	$748,978	27%
________________
(1)    Segment gross profit is calculated as segment revenues less segment costs of revenues and excludes corporate allocations, amortization of intangible assets, inventory fair value adjustments, acquisition related costs and the effects of changes in foreign currency exchange rates. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements.
Gross profit in the Semiconductor Process Control segment during the three and six months ended December 31, 2022 increased compared to the three and six months ended December 31, 2021 primarily due to a higher revenue volume of products and services sold, partially offset by an increase in other service and manufacturing costs. Gross profit in the Specialty Semiconductor Process segment during the three and six months ended December 31, 2022 increased compared to the three and six months ended December 31, 2021 primarily due to a higher revenue volume, partially offset by a less favorable mix of products and services sold as well as an increase in other service and manufacturing costs. Gross profit in the PCB, Display and Component Inspection segment during the three and six months ended December 31, 2022 decreased compared to the three and six months ended December 31, 2021 primarily due to a lower revenue volume of products and services sold and an increase in other service and manufacturing costs, partially offset by a more favorable mix of products and services sold.
Research and Development
R&D expenses may fluctuate with product development phases and project timing as well as our R&D efforts. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs and other expenses.

(Dollar amounts in thousands)	Three Months Ended December 31,		Q2 FY23 vs. Q2 FY22
	2022	2021
R&D expenses	$332,826	$265,031	$67,795	26%
R&D expenses as a percentage of total revenues	11%	11%
R&D expenses during the three months ended December 31, 2022 increased compared to the three months ended December 31, 2021 primarily due to an increase in engineering project material costs of $39.1 million, an increase in employee-related expenses of $17.6 million as a result of additional engineering headcount contributing to higher employee compensation and benefit costs, and an increase in depreciation expense of $5.4 million.

	Six Months Ended December 31,		Q2 FY23 YTD vs. Q2 FY22 YTD
(Dollar amounts in thousands)	2022	2021
R&D expenses	$651,341	$523,184	$128,157	24%
R&D expenses as a percentage of total revenues	11%	12%
R&D expenses during the six months ended December 31, 2022 increased compared to the six months ended December 31, 2021 primarily due to an increase in engineering project material costs of $59.4 million, an increase in employee-related expenses of $49.7 million as a result of additional engineering headcount contributing to higher employee compensation and benefit costs, and an increase in depreciation expense of $10.8 million.
Our future operating results will depend significantly on our ability to produce products and provide services that have a competitive advantage in our marketplace. To do this, we believe we must continue to make substantial and focused investments in our R&D. We remain committed to product development in new and emerging technologies.
Selling, General and Administrative

	Three Months Ended December 31,		Q2 FY23 vs. Q2 FY22
(Dollar amounts in thousands)	2022	2021
SG&A expenses	$243,096	$213,479	$29,617	14%
SG&A expenses as a percentage of total revenues	8%	9%
SG&A expenses during the three months ended December 31, 2022 increased compared to the three months ended December 31, 2021 primarily due to increases in the following areas: depreciation expense of $11.4 million, facilities-related expense of $8.3 million, allowance for credit losses of $7.8 million, employee travel expenses of $6.2 million, consulting costs of $3.5 million, and partially offset by a decrease in employee related expenses of $12.5 million.

	Six Months Ended December 31,		Q2 FY23 YTD vs. Q2 FY22 YTD
(Dollar amounts in thousands)	2022	2021
SG&A expenses	$497,076	$406,740	$90,336	22%
SG&A expenses as a percentage of total revenues	9%	9%
SG&A expenses during the six months ended December 31, 2022 increased compared to the six months ended December 31, 2021 primarily due to $16.8 million of compensation-related expense from the sale of Orbograph Ltd. (“Orbograph”) along with increases in the following: depreciation expense of $22.7 million, facilities-related expense of $17.5 million, allowances for credit losses of $14.3 million, employee travel expenses of $12.9 million, consulting costs of $8.1 million, and partially offset by a decrease in employee related expenses of $15.5 million.

Restructuring Charges
Restructuring charges were $0.6 million and $0.5 million for the three months ended December 31, 2022 and 2021, respectively. Restructuring charges were $16.8 million and $0.9 million for the six months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the accrual for restructuring charges was $5.3 million.
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

(Dollar amounts in thousands)	Three Months Ended December 31,		Q2 FY23 vs. Q2 FY22
	2022	2021
Interest expense	$74,280	$37,852	$36,428	96%
Other expense (income), net	(18,074)	1,201	(19,275)	(1,605)%
Interest expense as a percentage of total revenues	2%	2%
Other expense (income), net as a percentage of total revenues	< 1%	< 1%
Interest expense during the three months ended December 31, 2022 increased compared to the three months ended December 31, 2021 primarily due to additional interest expense on the $3.0 billion Senior Notes issued in June 2022.
The change in other expense (income), net during the three months ended December 31, 2022 compared to the three months ended December 31, 2021 was primarily due to an increase of $14.6 million of interest income due to higher interest rates.

(Dollar amounts in thousands)	Six Months Ended December 31,		Q2 FY23 YTD vs. Q2 FY22 YTD
	2022	2021
Interest expense	$148,675	$76,164	$72,511	95%
Other expense (income), net	(65,080)	15,341	(80,421)	(524)%
Interest expense as a percentage of total revenues	3%	2%
Other expense (income), net as a percentage of total revenues	(1)%	< 1%
Interest expense during the six months ended December 31, 2022 increased compared to the six months ended December 31, 2021 primarily due to additional interest expense on the $3.0 billion Senior Notes issued in June 2022.
The change in other expense (income), net during the six months ended December 31, 2022 compared to the six months ended December 31, 2021 was primarily due to the following: a gain of $29.7 million from the sale of our interest in Orbograph to a private equity firm, higher interest income of $22.2 million due to higher interest rates, a higher fair value net gain of $17.2 million from an equity security compared to the prior fiscal year, and decreases in accruals related to uncertain tax positions of $13.1 million.
Loss on Extinguishment of Debt
For the three months ended December 31, 2022, we had no loss on extinguishment of debt. For the six months ended December 31, 2022, loss on extinguishment of debt reflected a pre-tax net loss of $13.3 million associated with the redemption of $500.0 million of the Senior Notes due 2024, including associated redemption premiums, accrued interest and other fees and expenses. We had no loss on extinguishment of debt in the three and six months ended December 31, 2021.

Provision for Income Taxes
The following table provides details of income taxes:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollar amounts in thousands)	2022	2021	2022	2021
Income before income taxes	$1,142,973	$926,905	$2,213,001	$1,693,253
Provision (benefit) for income taxes	164,178	209,388	208,141	(92,749)
Effective tax rate	14.4%	22.6%	9.4%	(5.5)%

The effective tax rate during the three months ended December 31, 2022 was lower compared to the three months ended December 31, 2021 primarily due to the impact of the following items that occurred in the three months ended December 31, 2021:
•Tax expense increased by $163.7 million relating to a non-recurring tax expense resulting from a new Israel tax law enacted on November 15, 2021. The new Israel tax law limits our ability to maintain our previous representation that the historical earnings were permanently reinvested in Israel. We recorded deferred tax liability and related tax expense of $163.7 million in accordance with the new Israel tax law; partially offset by
•Tax expense decreased by $69.1 million relating to an internal restructuring reducing the deferred tax liability on unremitted earnings.
The effective tax rate during the six months ended December 31, 2022 was higher compared to the six months ended December 31, 2021 primarily due to the impact of the following items that occurred during the six months ended December 31, 2021:
•Tax expense decreased by $394.5 million relating to a non-recurring tax benefit resulting from the intra-entity transfers of certain intellectual property (“IP”) rights. During the six months ended December 31, 2021, we completed intra-entity transfers of IP rights to one of our Singapore subsidiaries in order to better align the ownership of these rights with how our business operates. The transfers did not result in taxable gains; however, our Singapore subsidiary recognized deferred tax assets for the book and tax basis difference of the eligible transferred IP rights; and
•Tax expense decreased by $69.1 million relating to an internal restructuring reducing the deferred tax liability on unremitted earnings; partially offset by
•Tax expense increased by $163.7 million relating to a non-recurring tax expense resulting from a new Israel tax law enacted on November 15, 2021. The new Israel tax law limits our ability to maintain our previous representation that the historical earnings were permanently reinvested in Israel. We recorded deferred tax liability and related tax expense of $163.7 million in accordance with the new Israel tax law.
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

Liquidity and Capital Resources

	As of	As of
(Dollar amounts in thousands)	December 31, 2022	June 30, 2022
Cash and cash equivalents	$1,571,477	$1,584,908
Marketable securities	1,294,873	1,123,100
Total cash, cash equivalents and marketable securities	$2,866,350	$2,708,008
Percentage of total assets	21%	21%

	Six Months Ended December 31,
(In thousands)	2022	2021
Cash flows:
Net cash provided by operating activities	$1,699,835	$1,674,595
Net cash used in investing activities	(294,880)	(281,570)
Net cash used in financing activities	(1,416,247)	(1,166,876)
Effect of exchange rate changes on cash and cash equivalents	(2,139)	(3,702)
Net increase in cash and cash equivalents	$(13,431)	$222,447
Cash, Cash Equivalents and Marketable Securities
As of December 31, 2022, our cash, cash equivalents and marketable securities totaled $2.87 billion, which represents an increase of $158.3 million from June 30, 2022. The increase is due to net cash provided by operating activities of $1.70 billion and net proceeds from the sale of a business of $75.4 million, partially offset by net repayments of debt of $568.8 million, stock repurchases of $444.9 million, cash used for payment of dividends and dividend equivalents of $372.2 million, capital expenditures of $178.0 million and $57.6 million of tax withholding payments related to vested and released restricted stock units (“RSU”).
As of December 31, 2022, $1.18 billion of our $2.87 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to indefinitely reinvest $79.0 million of the cash, cash equivalents and marketable securities held by our foreign subsidiaries for which we assert that earnings are permanently reinvested. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay state and foreign taxes of approximately 1% - 22% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued state and foreign tax on the remaining cash of $1.10 billion of the $1.18 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Cash Dividends
During the three months ended December 31, 2022, our Board of Directors declared a regular quarterly cash dividend of $1.30 per share on our outstanding common stock, which was paid on December 1, 2022 to our stockholders of record as of the close of business on November 15, 2022. During the same period in fiscal year ended June 30, 2022, our Board of Directors declared and paid a regular quarterly cash dividend of $1.05 per share on our outstanding common stock. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended December 31, 2022 and 2021 was $184.2 million and $159.1 million, respectively. The total amount of regular quarterly cash dividends and dividend equivalents paid during the six months ended December 31, 2022 and 2021 was $372.2 million and $322.0 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of December 31, 2022 and June 30, 2022 was $11.2 million on each date. These amounts will be paid upon vesting of the underlying unvested RSUs as described in Note 10 “Equity, Long-term Incentive Compensation Plans and Non-Controlling Interest” to our Condensed Consolidated Financial Statements.
Stock Repurchases
The shares of common stock repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the six months ended December 31, 2022 and 2021. The stock repurchase program is intended, in part, to mitigate the potential dilutive impact related to our equity incentive plans and shares issued in connection with our Employee Stock Purchase Program as well as to return excess cash to our stockholders.

Cash Flows Provided by Operating Activities
Historically, we have financed our liquidity requirements through cash generated from our operations. Net cash provided by operating activities during the six months ended December 31, 2022 was $1.70 billion compared to $1.67 billion during the six months ended December 31, 2021. This increase of $25.2 million resulted primarily from the following:
•An increase in collections of approximately $964 million mainly driven by higher shipments and prepayments; and
•An increase in interest income of approximately $22 million; partially offset by
•An increase in accounts payable payments of approximately $578 million;
•An increase in employee-related payments of approximately $168 million;
•An increase in income tax payments of approximately $168 million; and
•An increase in other tax payments of approximately $53 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the six months ended December 31, 2022 was $294.9 million compared to $281.6 million during the six months ended December 31, 2021. This increase in cash used was mainly due to an increase in net purchases of available-for-sale and trading securities of $55.6 million and an increase in capital expenditures of $44.1 million, partially offset by an increase in proceeds from the sale of a business of $75.4 million and a decrease in cash used in business acquisitions of $10.9 million.
Cash Flows Used in Financing Activities
Net cash used in financing activities during the six months ended December 31, 2022 was $1.42 billion compared to net cash used in financing activities of $1.17 billion during the six months ended December 31, 2021. This increase was mainly due to increases in repayment of debt of $562.3 million and cash paid for dividends and dividend equivalents of $50.2 million, partially offset by a decrease in cash used for common stock repurchases of $384.7 million.
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
As of December 31, 2022, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.

Revolving Credit Facility
We have in place a Credit Agreement (“Credit Agreement”) for an unsecured Revolving Credit Facility (“Revolving Credit Facility”) with a maturity date of June 8, 2027 that allows us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. During the six months ended December 31, 2022, we borrowed $300.0 million and repaid $350.0 million. As of December 31, 2022, we had $225.0 million aggregate principal amount of borrowings.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the maturity date, at which time we may exercise two one-year extension options with the consent of the lenders. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility can be made as Term Secured Overnight Financing Rate (“SOFR”) Loans or Alternate Base Rate (“ABR”) Loans, at the Company’s option. In the event that Term SOFR is unavailable, any Term SOFR elections will be converted to Daily Simple SOFR, if available. Each Term SOFR Loan will bear interest at a rate per annum equal to the applicable Adjusted Term SOFR rate, which is equal to the applicable Term SOFR rate plus 10 bps that shall not be less than zero, plus a spread ranging from 75 bps to 125 bps, as determined by the Company’s credit ratings at the time. Each ABR Loan will bear interest at a rate per annum equal to the ABR plus a spread ranging from 0 bps to 25 bps, as determined by the Company’s credit ratings at the time. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 4.5 bps to 12.5 bps, subject to an adjustment in conjunction with changes to our credit rating. The applicable interest rates and commitment fees are also subject to adjustment based on the Company’s performance against certain environmental sustainability key performance indicators related to greenhouse gas (“GHG”) emissions and renewable electricity usage. As of December 31, 2022, the all-in interest rate of the $225.0 million outstanding Term SOFR loans reflected the applicable Adjusted Term SOFR plus a spread of 100 bps and the applicable commitment fee on the daily undrawn balance of the Revolving Credit Facility was 9 bps.
Under the Credit Agreement, the maximum leverage ratio, on a quarterly basis, is 3.50 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of December 31, 2022, our maximum allowed leverage ratio was 3.50 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of December 31, 2022 (the leverage ratio was 1.28 to 1.00). Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2023.
Material Cash Requirements
While demand for our products remains strong and we continue to invest in technological innovation, the recent slowdown in consumer demand and expectations of a slowing global economy are having an impact on semiconductor demand. As a result, customers are postponing capacity expansion plans and setting lower capital expenditure budgets for 2023. Accordingly, we have seen a decrease in our estimate of our significant purchase commitments. For additional details regarding our debt and commitments, refer to Note 8 “Debt” and Note 15 “Commitments and Contingencies,” respectively, to our Condensed Consolidated Financial Statements. For additional details regarding our material cash requirements, refer to our Annual Report Form on 10-K for the fiscal year ended June 30, 2022.
Working Capital
Working capital was $4.65 billion as of December 31, 2022, which represents an increase of $352.3 million compared to our working capital of $4.30 billion as of June 30, 2022. As of December 31, 2022, our principal sources of liquidity consisted of $2.87 billion of cash, cash equivalents and marketable securities. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions, and other factors such as uncertainty in the global and regional economies and the semiconductor, semiconductor-related and electronic device industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and our $1.50 billion Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.

Our credit ratings as of December 31, 2022 are summarized below:

Rating Agency	Rating
Fitch	A-
Moody’s	A2
S&P	A-
In June 2022, S&P upgraded our senior unsecured credit rating from BBB+ to A-. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, material acquisitions and changes in our business strategy.
Off-Balance Sheet Arrangements
As of December 31, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial position, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. Refer to Note 15 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements for information related to indemnification obligations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2022. Actual results may differ materially.
As of December 31, 2022, we had an investment portfolio of fixed income securities of $1.06 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of December 31, 2022, the fair value of the portfolio would have declined by $9.4 million.
The fair market value of our long-term fixed interest rate Senior Notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as market interest rates fall and decrease as market interest rates rise. As of December 31, 2022, our fixed rate Senior Notes had a principal amount, fair value and book value of $5.95 billion, $5.58 billion and $5.89 billion, respectively, due in various fiscal years ranging from 2025 to 2063.
As of December 31, 2022, we had outstanding $225.0 million aggregate principal amount of borrowings under our Revolving Credit Facility. Each Term SOFR Loan will bear interest at a rate per annum equal to the applicable Adjusted Term SOFR, which is equal to the applicable Term SOFR plus 10 bps that shall not be less than zero, plus a spread ranging from 75 bps to 125 bps, as determined by the Company’s credit ratings at the time. The fair value of the borrowings under the Revolving Credit Facility is subject to interest rate and credit risk due to the timing of the rate resets and changes in the market’s assessment of risk of default, respectively. As of December 31, 2022, if the SOFR-based interest rate increased by 100 bps, the change would increase our annual interest expense by approximately $2 million as it relates to our borrowings under the Revolving Credit Facility. Pursuant to the terms of the Credit Agreement, we are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility at a rate that ranges from 4.5 bps to 12.5 bps, depending upon the Company’s then-prevailing credit rating. As of December 31, 2022, the annual commitment fee was 9 bps. Additionally, as of December 31, 2022, if our credit ratings were downgraded to be below investment grade, the maximum potential increase to our annual commitment fee for the Revolving Credit Facility, using the highest range of the ranges discussed above, is estimated to be approximately $1 million.
Our equity investment in a publicly traded company is subject to market price risk, which we typically do not attempt to reduce or eliminate through hedging activities. As of December 31, 2022, the fair value of our investment in the marketable equity security, which began publicly trading on the Tokyo Stock Exchange on April 5, 2021, was $19.3 million. Assuming a decline of 50% in market prices, the aggregate value of our investment in the marketable equity security could decrease by approximately $10 million, based on the value as of December 31, 2022.
See Note 5 “Marketable Securities” to our Condensed Consolidated Financial Statements in Part I, Item 1 and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional details and risks that may affect the value of the investments in our portfolio as of December 31, 2022.
As of December 31, 2022, we had net forward and option contracts to buy $118.9 million in foreign currency in order to hedge certain currency exposures (see Note 16 “Derivative Instruments and Hedging Activities” to our Condensed Consolidated Financial Statements for additional details). If we had entered into these contracts on December 31, 2022, the U.S. dollar equivalent would have been $111.5 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $93.1 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our results of operations or cash flows.

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
Despite the wide availability of COVID-19 vaccines in the U.S. and other parts of the world, we are unable to predict how effective they will continue to be in preventing the spread of COVID-19 (including its variant strains). In addition, although there has been improvement in the global economy since the severe effects of the COVID-19 pandemic at its onset, many macroeconomic variables remain dynamic and we continue to experience constraints in our supply chain, as discussed below.
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
A majority of our annual revenues are derived from outside the U.S., and we maintain significant operations outside the U.S. We expect these conditions to continue in the foreseeable future. Managing global operations and sites located throughout the world presents a number of challenges, including, but not limited to:
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
•Political instability, geopolitical tensions, natural disasters, legal or regulatory changes, acts of war such as Russia’s invasion of Ukraine or terrorism in regions where we, our customers or our suppliers have operations or where we or they do business;
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
•Required refunds for customer prepayments resulting from our inability to ship to certain jurisdictions, especially for customers in China, as described in more detail below. If we are required to make such refunds, our cash flows could be negatively affected;
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
The New BIS Rules are complex, and we are working on assessing their full impact. The rules could be revised in response to public comments. Likewise, BIS may issue guidance clarifying the scope of the rules. Such revisions or guidance could change the impact of the rule for our business.
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
In the conduct of our business, we collect, use, transmit and store data on information systems and networks, including systems and networks owned and maintained by KLA and/or by third-party providers. This data includes confidential information, transactional information and IP belonging to us, our customers and our business partners, as well as personally identifiable information of individuals. Despite network security and other measures, our, our customers’, suppliers’ and other third-party providers’ information systems and networks are susceptible to computer viruses, ransomware, cyber-related security breaches and similar disruptions from unauthorized intrusions, tampering, misuse, or criminal acts made directly against, or through our third-party providers in the supply chain, and against our systems and networks, including phishing, or other events or developments that we may be unable to anticipate or fail to mitigate, including, but not limited to, vulnerabilities or misconfigurations in information systems, networks, software or hardware. In addition, insider actors, malicious or otherwise, could misappropriate our, our customers’ or business partners’ data, tamper with our products or otherwise cause disruptions to our business operations. We have experienced cyber-related attacks in the past, and are likely to experience cyber-related attacks in the future. Our security measures may also be breached due to employee errors, malfeasance, or otherwise. Third parties may also attempt to influence employees, users, suppliers or customers to disclose sensitive information in order to gain access to our, our customers’ or business partners’ data. Because the techniques used to obtain unauthorized access to the information systems change frequently, may not be recognized until launched against a target and are increasingly designed to circumvent controls, avoid detection and remove or obfuscate forensic artifacts, we may be unable to anticipate these techniques, implement adequate preventative measures, or adequately identify, investigate and recover from cybersecurity incidents.
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
•We may have difficulty implementing a cohesive framework of controls, procedures and policies appropriate for a larger, U.S.-based public company at companies that, prior to acquisition, may not have as robust controls, procedures and policies, particularly with respect to the effectiveness of cyber and information security practices and incident response plans, compliance with data privacy and protection and other laws and regulations, and compliance with U.S.-based economic policies and sanctions which may not have previously been applicable to the acquired company’s operations;
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
We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war. If international political instability or geopolitical tensions continue or increase, our business and results of operations could be harmed.
The threat of terrorism targeted at, or acts of war in, the regions of the world in which we do business increases the uncertainty in our markets. Any act of terrorism or war that affects the economy or the industries we serve could adversely affect our business. Increased international political instability or geopolitical tensions in various parts of the world, disruption in air transportation and further enhanced security measures as a result of terrorist attacks may hinder our ability to do business and may increase our costs of operations. We maintain significant operations in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and a state of hostility varying in degree and intensity has led to security and economic challenges for Israel. In addition, some of our employees in Israel are obligated to perform annual reserve duty in the Israel Defense Forces, and may be called to active military duty in emergency circumstances. We cannot assess the impact that emergency conditions in Israel in the future may have on our business, operations, financial condition or results of operations, but it could be material. Instability in any region could directly impact our ability to operate our business (or our customers’ ability to operate their businesses), cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs, and cause international currency markets to fluctuate. Instability in the region could also have the same effects on our suppliers and their ability to timely deliver their products. If international political instability and geopolitical tensions continue or increase in any region in which we do business, our business and results of operations could be harmed. We are predominantly uninsured for losses and interruptions caused by terrorist acts and acts of war.
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
In addition, the market price for our common stock is volatile and has fluctuated significantly during recent years. The trading price of our common stock could continue to be highly volatile and fluctuate widely in response to various factors, including, without limitation, conditions in the semiconductor industry and other industries in which we operate, fluctuations in the global economy or capital markets, our operating results or other performance metrics, or adverse consequences experienced by us as a result of any of the risks described elsewhere in this Item 1A. Volatility in the market price of our common stock could cause an investor in our common stock to experience a loss on the value of their investment in us and could also adversely impact our ability to raise capital through the sale of our common stock or to use our common stock as consideration to acquire other companies.
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
The industries we serve, including the semiconductor, FPD and PCB industries, are constantly developing and changing. Many of the risks associated with operating in these industries are comparable to the risks faced by all technology companies, such as the uncertainty of future growth rates in the industries that we serve, pricing trends in the end-markets for consumer electronics and other products (which place a growing emphasis on our customers’ cost of ownership), rising inflation in the supply chain and interest rates, changes in our customers’ capital spending patterns and, in general, an environment of constant change and development, including decreasing product and component dimensions, use of new materials, and increasingly complex device structures, applications and process steps. If we fail to appropriately adjust our cost structure and operations to adapt to any of these trends, or, with respect to technological advances, if we do not timely develop new technologies and products that successfully anticipate and address these changes, we could experience a material adverse effect on our business, financial condition and operating results.
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
Our customer base, particularly in the semiconductor industry, historically has been highly concentrated due to corporate consolidation, acquisitions and business closures. In this environment, orders from a relatively limited number of manufacturers have accounted for, and are expected to continue to account for, a substantial portion of our sales. This increasing concentration exposes our business, financial condition and operating results to a number of risks, including the following:
•The mix and type of customers, and sales to any single customer, may vary significantly from quarter to quarter and from year to year, which expose our business and operating results to increased volatility tied to individual customers.
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
We have a leveraged capital structure.
As of December 31, 2022, we had $6.18 billion aggregate principal amount of outstanding indebtedness, consisting of $5.95 billion aggregate principal amount of senior, unsecured long-term notes, of which $3.00 billion were issued in the fourth quarter of fiscal 2022. We have a Credit Agreement and a Revolving Credit Facility with a maturity date of June 8, 2027 with two one-year extension options that allows us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. As of December 31, 2022, we had an aggregate principal amount of $225.0 million outstanding under our Revolving Credit Facility. We may incur additional indebtedness in the future by accessing the unfunded portion of our Revolving Credit Facility and/or entering into new financing arrangements. We also announced a stock repurchase program, under which the remaining available for repurchases was $2.77 billion as of December 31, 2022. A large portion of the remaining repurchases may be financed with new indebtedness. Our ability to pay interest and repay the principal amount of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this Item 1A. There can be no assurance that we will be able to manage any of these risks successfully.
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
In connection with the settlement of certain government actions and other legal proceedings related to our historical stock option practices, we have explicitly agreed, as a condition to such settlements, that we will comply with certain laws, such as the books and records provisions of the federal securities laws. If we were to violate any such law, we might not only be subject to the significant penalties applicable to such violation, but our past settlements may also be impacted by such violation, which could give rise to additional government actions or other legal proceedings. Any such additional actions or proceedings may require us to expend significant management time and incur significant accounting, legal and other expenses, and may divert attention and resources from the operation of our business. These expenditures and diversions, as well as an adverse resolution of any such action or proceeding, could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
October 1, 2022 to October 31, 2022	—	$—	—	$3,142,979,081
November 1, 2022 to November 30, 2022	497,047	$359.74	497,047	$2,964,170,763
December 1, 2022 to December 31, 2022
Open market purchases	496,249	$387.25	496,249
Accelerated share repurchases(3)	2,436,145	(3)	2,436,145
Total	3,429,441		3,429,441	$2,771,997,096
__________________
(1)Our Board of Directors has authorized a program that permits us to repurchase our common stock, including a $6.00 billion increase approved by the Board in June 2022. As of December 31, 2022, approximately $2.77 billion remained available for repurchases under our repurchase program. All shares in the table were purchased pursuant to our publicly announced repurchase program.
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
(3)On June 23, 2022, the Company executed ASR Agreements with two financial institutions to repurchase shares of our common stock in exchange for an upfront payment of $3.00 billion. The Company received initial deliveries totaling approximately 6.5 million shares on June 24, 2022, which represented 70% of the prepayment amount at the then-prevailing market price of the Company’s shares of stock. The total number of shares received under the ASR Agreements was based upon the volume weighted-average price of our common stock during the repurchase period, less an agreed-upon discount. Final settlement of the ASR Agreements occurred during the three months ended December 31, 2022, resulting in the delivery of 2.4 million additional shares, which yielded an average share price of $333.88 for the transaction.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date

3.1	Amended and Restated By-Laws	8-K	No. 000-09992	3.1	November 4, 2022

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350^

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
^ Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA CORPORATION
(Registrant)

January 27, 2023	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

January 27, 2023	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

January 27, 2023	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)