Form 10-Q
period 2023-03-31
KLA CORP
filed 2023-04-28
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of April 17, 2023, there were 137,198,902 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
KLA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	March 31, 2023	June 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,568,513	$1,584,908
Marketable securities	1,321,696	1,123,100
Accounts receivable, net	1,940,067	1,811,877
Inventories	2,749,743	2,146,889
Other current assets	438,731	502,137
Total current assets	8,018,750	7,168,911
Land, property and equipment, net	984,271	849,929
Goodwill	2,278,817	2,320,049
Deferred income taxes	783,843	579,173
Purchased intangible assets, net	999,958	1,194,414
Other non-current assets	617,910	484,612
Total assets	$13,683,549	$12,597,088
LIABILITIES, NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$410,885	$443,338
Deferred system revenue	533,791	500,969
Deferred service revenue	364,394	381,737
Other current liabilities	2,109,451	1,545,039
Total current liabilities	3,418,521	2,871,083
Long-term debt	5,889,740	6,660,718
Deferred tax liabilities	514,269	658,937
Deferred service revenue	176,260	124,618
Other non-current liabilities	1,001,978	882,642
Total liabilities	11,000,768	11,197,998
Commitments and contingencies (Notes 9, 14 and 15)
Stockholders’ equity:
Common stock and capital in excess of par value	1,996,773	1,061,940
Retained earnings	721,299	366,882
Accumulated other comprehensive loss	(35,291)	(27,471)
Total KLA stockholders’ equity	2,682,781	1,401,351
Non-controlling interest in consolidated subsidiaries	—	(2,261)
Total stockholders’ equity	2,682,781	1,399,090
Total liabilities and stockholders’ equity	$13,683,549	$12,597,088
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except per share amounts)	2023	2022	2023	2022
Revenues:
Product	$1,903,484	$1,800,659	$6,562,501	$5,326,316
Service	529,124	488,017	1,578,418	1,398,828
Total revenues	2,432,608	2,288,676	8,140,919	6,725,144
Costs and expenses:
Costs of revenues	1,005,346	892,091	3,255,358	2,613,877
Research and development	328,276	285,189	979,617	808,373
Selling, general and administrative	238,393	216,489	735,469	623,229
Interest expense	74,774	39,978	223,449	116,142
Loss on extinguishment of debt	—	—	13,286	—
Other expense (income), net	(14,864)	8,644	(79,944)	23,985
Income before income taxes	800,683	846,285	3,013,684	2,539,538
Provision for income taxes	102,846	115,625	310,987	22,876
Net income	697,837	730,660	2,702,697	2,516,662
Less: Net income attributable to non-controlling interest	—	88	74	229
Net income attributable to KLA	$697,837	$730,572	$2,702,623	$2,516,433
Net income per share attributable to KLA
Basic	$5.06	$4.87	$19.26	$16.64
Diluted	$5.03	$4.83	$19.16	$16.52
Weighted-average number of shares:
Basic	137,865	150,145	140,349	151,250
Diluted	138,645	151,186	141,073	152,346
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Net income	$697,837	$730,660	$2,702,697	$2,516,662
Other comprehensive income (loss):
Currency translation adjustments:
Cumulative currency translation adjustments	4,235	413	(8,015)	(3,733)
Income tax (provision) benefit	(15)	870	264	1,265
Net change related to currency translation adjustments	4,220	1,283	(7,751)	(2,468)
Cash flow hedges:
Net unrealized gains arising during the period	6,660	17,777	16,667	25,370
Reclassification adjustments for net gains included in net income	(2,824)	(992)	(25,960)	(3,122)
Income tax (provision) benefit	(352)	(4,023)	4,111	(5,047)
Net change related to cash flow hedges	3,484	12,762	(5,182)	17,201
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	86	467	561	1,675
Available-for-sale securities:
Net unrealized gains (losses) arising during the period	7,422	(12,270)	4,969	(15,860)
Reclassification adjustments for net losses included in net income	250	88	831	90
Income tax (provision) benefit	(1,651)	2,616	(1,248)	3,386
Net change related to available-for-sale securities	6,021	(9,566)	4,552	(12,384)
Other comprehensive income (loss)	13,811	4,946	(7,820)	4,024
Less: Comprehensive income attributable to non-controlling interest	—	88	74	229
Total comprehensive income attributable to KLA	$711,648	$735,518	$2,694,803	$2,520,457
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholders’ Equity	Non- Controlling Interest	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2022	141,804	$1,061,940	$366,882	$(27,471)	$1,401,351	$(2,261)	$1,399,090
Net income attributable to KLA	—	—	1,025,991	—	1,025,991	—	1,025,991
Net income attributable to non-controlling interest	—	—	—	—	—	74	74
Other comprehensive loss	—	—	—	(31,370)	(31,370)	—	(31,370)
Net issuance under employee stock plans	171	(54,950)	—	—	(54,950)	—	(54,950)
Repurchase of common stock	(257)	(1,926)	(87,690)	—	(89,616)	—	(89,616)
Cash dividends ($1.30 per share) and dividend equivalents declared	—	—	(186,216)	—	(186,216)	—	(186,216)
Stock-based compensation expense	—	34,982	—	—	34,982	—	34,982
Purchase of non-controlling interest	—	1,902	—	—	1,902	(6,196)	(4,294)
Disposal of non-controlling interest	—	—	—	—	—	8,383	8,383
Balances as of September 30, 2022	141,718	1,041,948	1,118,967	(58,841)	2,102,074	—	2,102,074
Net income	—	—	978,795	—	978,795	—	978,795
Other comprehensive income	—	—	—	9,739	9,739		9,739
Net issuance under employee stock plans	170	31,196	—	—	31,196	—	31,196
Repurchase of common stock	(3,429)	870,811	(1,241,793)	—	(370,982)	—	(370,982)
Cash dividends ($1.30 per share) and dividend equivalents declared	—	—	(185,967)	—	(185,967)	—	(185,967)
Stock-based compensation expense	—	38,405	—	—	38,405	—	38,405
Balances as of December 31, 2022	138,459	1,982,360	670,002	(49,102)	2,603,260	—	2,603,260
Net income	—	—	697,837	—	697,837	—	697,837
Other comprehensive income	—	—	—	13,811	13,811	—	13,811
Net issuance under employee stock plans	57	(16,154)	—	—	(16,154)	—	(16,154)
Repurchase of common stock	(1,227)	(17,563)	(465,149)	—	(482,712)	—	(482,712)
Cash dividends ($1.30 per share) and dividend equivalents declared	—	—	(181,391)	—	(181,391)	—	(181,391)
Stock-based compensation expense	—	48,130	—	—	48,130	—	48,130
Balances as of March 31, 2023	137,289	$1,996,773	$721,299	$(35,291)	$2,682,781	$—	$2,682,781

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholders’ Equity	Non- Controlling Interest	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2021	152,776	$2,175,988	$1,277,123	$(75,557)	$3,377,554	$(1,912)	$3,375,642
Net income attributable to KLA	—	—	1,068,417	—	1,068,417	—	1,068,417
Net income attributable to non-controlling interest	—	—	—	—	—	68	68
Other comprehensive loss	—	—	—	(2,487)	(2,487)	—	(2,487)
Net issuance under employee stock plans	160	(46,532)	—	—	(46,532)	—	(46,532)
Repurchase of common stock	(1,190)	(16,966)	(382,711)	—	(399,677)	—	(399,677)
Cash dividends ($1.05 per share) and dividend equivalents declared	—	—	(161,561)	—	(161,561)	—	(161,561)
Stock-based compensation expense	—	25,216	—	—	25,216	—	25,216
Balances as of September 30, 2021	151,746	2,137,706	1,801,268	(78,044)	3,860,930	(1,844)	3,859,086
Net income attributable to KLA	—	—	717,444	—	717,444	—	717,444
Net income attributable to non-controlling interest	—	—	—	—	—	73	73
Other comprehensive income	—	—	—	1,565	1,565	—	1,565
Net issuance under employee stock plans	205	31,157	—	—	31,157	—	31,157
Repurchase of common stock	(1,104)	(15,604)	(414,270)	—	(429,874)	—	(429,874)
Cash dividends ($1.05 per share) and dividend equivalents declared	—	—	(160,461)	—	(160,461)	—	(160,461)
Stock-based compensation expense	—	27,766	—	—	27,766	—	27,766
Balances as of December 31, 2021	150,847	2,181,025	1,943,981	(76,479)	4,048,527	(1,771)	4,046,756
Net income attributable to KLA	—	—	730,572	—	730,572	—	730,572
Net income attributable to non-controlling interest	—	—	—	—	—	88	88
Other comprehensive income	—	—	—	4,946	4,946	—	4,946
Net issuance under employee stock plans	67	(16,661)		—	(16,661)	—	(16,661)
Repurchase of common stock	(1,539)	(22,222)	(542,444)	—	(564,666)	—	(564,666)
Cash dividends ($1.05 per share) and dividend equivalents declared			(159,498)	—	(159,498)	—	(159,498)
Stock-based compensation expense	—	37,087	—	—	37,087	—	37,087
Balances as of March 31, 2022	149,375	$2,179,229	$1,972,611	$(71,533)	$4,080,307	$(1,683)	$4,078,624
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$2,702,697	$2,516,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	310,300	262,496
Loss on extinguishment of debt	13,286	—
Unrealized foreign exchange (gain) loss and other	(35,427)	14,669
Asset impairment charges	9,905	5,962
Disposal of non-controlling interest	8,270	—
Stock-based compensation expense	121,517	90,069
Gain on sale of business	(29,687)	—
Deferred income taxes	(321,712)	(382,975)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	(153,630)	(318,271)
Inventories	(604,393)	(396,403)
Other assets	(30,427)	(23,729)
Accounts payable	(38,817)	82,376
Deferred system revenue	32,822	141,122
Deferred service revenue	35,551	81,216
Other liabilities	690,435	420,279
Net cash provided by operating activities	2,710,690	2,493,473
Cash flows from investing activities:
Net proceeds from sale of business	75,358	—
Business acquisitions, net of cash acquired	(27,144)	(470,887)
Capital expenditures	(262,908)	(234,160)
Purchases of available-for-sale securities	(960,837)	(733,386)
Proceeds from sale of available-for-sale securities	74,541	67,505
Proceeds from maturity of available-for-sale securities	699,363	524,677
Purchases of trading securities	(77,759)	(101,342)
Proceeds from sale of trading securities	70,279	95,734
Proceeds from other investments	1,020	795
Net cash used in investing activities	(408,087)	(851,064)
Cash flows from financing activities:
Payment of debt issuance costs	(6,515)	—
Proceeds from revolving credit facility	300,000	600,000
Repayment of debt	(1,087,250)	(345,000)
Common stock repurchases	(923,039)	(1,394,217)
Payment of dividends to stockholders	(553,046)	(480,926)
Issuance of common stock	33,908	36,912
Tax withholding payments related to vested and released restricted stock units	(73,704)	(68,948)
Contingent consideration payable and other, net	(5,027)	(1,100)
Purchase of non-controlling interest	(4,295)	—
Net cash used in financing activities	(2,318,968)	(1,653,279)
Effect of exchange rate changes on cash and cash equivalents	(30)	(8,568)
Net decrease in cash and cash equivalents	(16,395)	(19,438)
Cash and cash equivalents at beginning of period	1,584,908	1,434,610
Cash and cash equivalents at end of period	$1,568,513	$1,415,172
Supplemental cash flow disclosures:
Income taxes paid, net	$451,243	$355,176
Interest paid	$198,906	$116,791
Non-cash activities:
Contingent consideration payable - financing activities	$(1,849)	$15,086
Dividends payable - financing activities	$5,856	$5,375
Unsettled common stock repurchase - financing activities	$15,943	$6,000
Accrued purchases of land, property and equipment - investing activities	$14,390	$22,305
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
The results of operations for the three and nine months ended March 31, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2023.
Management Estimates. The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets and liabilities (and related disclosure of contingent assets and liabilities) at the dates of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Significant Accounting Policies. There have been no material changes to our significant accounting policies summarized in Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
Recent Accounting Pronouncements
Recently Adopted
There have been no recently adopted updates.

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

	As of	As of
(Dollar amounts in thousands)	March 31, 2023	June 30, 2022	$ Change	% Change
Accounts receivable, net	$1,940,067	$1,811,877	$128,190	7%
Contract assets	$125,019	$114,747	$10,272	9%
Contract liabilities	$1,074,445	$1,007,324	$67,121	7%
Our payment terms and conditions vary by contract type, although the terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of product shipment, with the remainder payable within 30 days of acceptance.
The change in contract assets during the nine months ended March 31, 2023 was mainly due to $96.9 million of revenue recognized for which the payment is subject to conditions other than passage of time, largely offset by $86.9 million of contract assets reclassified to net accounts receivable as our right to consideration for these contract assets became unconditional. Contract assets are included in other current assets on our Condensed Consolidated Balance Sheets.
The change in contract liabilities during the nine months ended March 31, 2023 was mainly due to an increase in the value of products and services billed to customers for which control of the products and services has not transferred to the customers, partially offset by recognition in revenue of $753.1 million that was included in contract liabilities as of June 30, 2022. The change in contract liabilities during the nine months ended March 31, 2022 was mainly due to an increase in the value of products and services billed to customers for which control of the products and services has not transferred to the customers, partially offset by the recognition in revenue of $495.8 million that was included in contract liabilities as of June 30, 2021. Contract liabilities are included in current and non-current liabilities on our Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

As of March 31, 2023, we had $11.94 billion of remaining performance obligations, which represents our obligation to deliver products and services, and primarily consists of sales orders where written customer requests have been received. This amount includes customer deposits of $919.2 million and excludes contract liabilities of $1.07 billion as described above. We expect to recognize approximately 45% to 55% of these performance obligations as revenue beyond the next 12 months, but this estimate is subject to constant change depending upon supply chain constraints, customer slot change requests and potential elevated demand levels, which could require even longer lead times. In October 2022, the U.S. government issued new regulations that imposed new export licensing requirements for certain U.S. semiconductor and high-performance computing technology (including wafer fab equipment), for the use of such technology for certain end uses in the People’s Republic of China (“China”), and for the provision of support by U.S. Persons to certain advanced integrated circuit (“IC”) fabs located in China. The regulations impose export license requirements effectively on all KLA products and services to customers located in China that fabricate certain advanced logic, NAND and DRAM ICs. KLA is also restricted from providing certain U.S. origin tools, software and technology to certain wafer fab equipment manufacturers and maskshops located in China, absent an export license. We are taking appropriate measures to comply with these regulations and are applying for export licenses, when required, to avoid disruption to our customers’ operations. While some export licenses have been obtained by us or our customers, there can be no assurance that export licenses applied for by either us or our customers will be granted.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers between Level 1, Level 2 and Level 3 fair value measurements during the nine months ended March 31, 2023.
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

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on our Condensed Consolidated Balance Sheets as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Little or No Market Activity Inputs
As of March 31, 2023 (In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Corporate debt securities	$1,063	$—	$1,063	$—
Money market funds and other	1,080,003	1,080,003	—	—
Marketable securities:
Corporate debt securities	460,142	—	460,142	—
Municipal securities	35,884	—	35,884	—
Sovereign securities	5,016	—	5,016	—
U.S. Government agency securities	117,370	117,370	—	—
U.S. Treasury securities	424,723	389,126	35,597	—
Equity securities	19,839	19,839	—	—
Total cash equivalents and marketable securities(1)	2,144,040	1,606,338	537,702	—
Other current assets:
Derivative assets	20,291	—	20,291	—
Other non-current assets:
Executive Deferred Savings Plan	245,090	192,854	52,236	—
Total financial assets(1)	$2,409,421	$1,799,192	$610,229	$—
Liabilities
Derivative liabilities	$(13,196)	$—	$(13,196)	$—
Contingent consideration payable	(19,299)	—	—	(19,299)
Total financial liabilities	$(32,495)	$—	$(13,196)	$(19,299)
________________
(1) Excludes cash of $315.5 million held in operating accounts and time deposits of $430.7 million (of which $172.0 million were cash equivalents) as of March 31, 2023.

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

NOTE 4 – FINANCIAL STATEMENT COMPONENTS
Condensed Consolidated Balance Sheets

	As of	As of
(In thousands)	March 31, 2023	June 30, 2022
Accounts receivable, net:
Accounts receivable, gross	$1,973,188	$1,832,508
Allowance for credit losses	(33,121)	(20,631)
	$1,940,067	$1,811,877
Inventories:
Customer service parts	$492,681	$402,121
Raw materials	1,503,024	1,042,916
Work-in-process	575,084	451,782
Finished goods	178,954	250,070
	$2,749,743	$2,146,889
Other current assets:
Contract assets	$125,019	$114,747
Prepaid expenses	113,228	108,942
Deferred costs of revenues	112,074	124,487
Prepaid income and other taxes	37,834	89,713
Other current assets	50,576	64,248
	$438,731	$502,137
Land, property and equipment, net:
Land	$72,286	$67,846
Buildings and leasehold improvements	810,173	712,751
Machinery and equipment	970,525	819,191
Office furniture and fixtures	57,554	44,957
Construction-in-process	147,932	110,079
	2,058,470	1,754,824
Less: accumulated depreciation	(1,074,199)	(904,895)
	$984,271	$849,929
Other non-current assets:
Executive Deferred Savings Plan(1)	$245,090	$224,188
Operating lease right of use assets	201,014	126,444
Other non-current assets	171,806	133,980
	$617,910	$484,612
Other current liabilities:
Customer deposits	$575,466	$394,016
Compensation and benefits	445,828	351,924
Income taxes payable	313,317	126,964
Executive Deferred Savings Plan(1)	245,734	225,867
Interest payable	56,049	39,683
Operating lease liabilities	33,522	32,218
Other liabilities and accrued expenses	439,535	374,367
	$2,109,451	$1,545,039
Other non-current liabilities:
Customer deposits	$343,691	$204,914
Income taxes payable	317,263	367,052
Operating lease liabilities	137,811	81,369
Pension liabilities	75,716	78,525
Other non-current liabilities	127,497	150,782
	$1,001,978	$882,642

________________
(1)We have a non-qualified deferred compensation plan (known as “Executive Deferred Savings Plan” or “EDSP”) under which certain employees and non-employee directors may defer a portion of their compensation. The expense (benefit) associated with changes in the EDSP liability included in selling, general and administrative (“SG&A”) expense was $13.1 million and $(18.8) million in the three months ended March 31, 2023 and 2022, respectively, and was $14.7 million and $(7.8) million during the nine months ended March 31, 2023 and 2022, respectively. The amount of net gains (losses) associated with changes in the EDSP assets included in SG&A expense was $13.1 million and $(18.7) million in the three months ended March 31, 2023 and 2022, respectively, and was $14.7 million and $(8.0) million during the nine months ended March 31, 2023 and 2022, respectively. For additional details, refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) (“AOCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of March 31, 2023	$(51,637)	$(10,934)	$51,654	$(24,374)	$(35,291)

Balance as of June 30, 2022	$(43,886)	$(15,486)	$56,836	$(24,935)	$(27,471)
The effects on net income of amounts reclassified from AOCI to the Condensed Consolidated Statements of Operations for the indicated periods were as follows (in thousands; amounts in parentheses indicate debits or reductions to earnings):

AOCI Components		Three Months Ended		Nine Months Ended
	Location in the Condensed Consolidated Statement of Operations	March 31,		March 31,
		2023	2022	2023	2022
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$1,421	$1,600	$31,954	$4,868
	Costs of revenues and operating expenses	467	(329)	(8,804)	(909)
	Interest expense	936	(279)	2,810	(837)
	Net gains reclassified from AOCI	$2,824	$992	$25,960	$3,122
Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$(250)	$(88)	$(831)	$(90)

The amount reclassified out of AOCI related to our defined benefit pension plans that was recognized as a component of net periodic cost for the three months ended March 31, 2023 and 2022 was $0.4 million in both periods, and for the nine months ended March 31, 2023 and 2022 was $1.2 million and $1.1 million, respectively. For additional details, refer to Note 13 “Employee Benefit Plans” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

NOTE 5 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of March 31, 2023 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$466,754	$473	$(6,022)	$461,205
Money market funds and other	1,080,003	—	—	1,080,003
Municipal securities	36,660	—	(776)	35,884
Sovereign securities	5,021	—	(5)	5,016
U.S. Government agency securities	118,073	127	(830)	117,370
U.S. Treasury securities	431,619	466	(7,362)	424,723
Equity securities(1)	3,211	16,628	—	19,839
Subtotal	2,141,341	17,694	(14,995)	2,144,040
Add: Time deposits(2)	430,719	—	—	430,719
Less: Cash equivalents	1,253,063	—	—	1,253,063
Marketable securities	$1,318,997	$17,694	$(14,995)	$1,321,696

As of June 30, 2022 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$481,881	$3	$(8,915)	$472,969
Money market funds and other	948,027	—	—	948,027
Municipal securities	61,973	—	(1,249)	60,724
Sovereign securities	6,041	2	(53)	5,990
U.S. Government agency securities	92,273	26	(1,183)	91,116
U.S. Treasury securities	378,871	18	(8,378)	370,511
Equity securities(1)	3,211	7,824	—	11,035
Subtotal	1,972,277	7,873	(19,778)	1,960,372
Add: Time deposits(2)	274,873	—	—	274,873
Less: Cash equivalents	1,112,146	—	(1)	1,112,145
Marketable securities	$1,135,004	$7,873	$(19,777)	$1,123,100
________________
(1) Unrealized gains on equity securities included in our portfolio include the initial fair value adjustment recorded upon a security becoming marketable.
(2) Time deposits excluded from fair value measurements.
Our investment portfolio includes both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of our unrealized losses are due to changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all these investments upon maturity. As of March 31, 2023, we had 440 investments in a gross unrealized loss position. The following table summarizes the fair value and gross unrealized losses of our investments that were in an unrealized loss position as of the dates indicated below.

As of March 31, 2023	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$163,334	$(1,687)	$221,831	$(4,335)	$385,165	$(6,022)
Municipal securities	8,711	(69)	27,173	(707)	35,884	(776)
Sovereign securities	3,019	—	1,997	(5)	5,016	(5)
U.S. Government agency securities	38,897	(125)	34,650	(705)	73,547	(830)
U.S. Treasury securities	137,766	(1,945)	206,896	(5,417)	344,662	(7,362)
Total	$351,727	$(3,826)	$492,547	$(11,169)	$844,274	$(14,995)

As of June 30, 2022 (In thousands)	Fair Value(1)	Gross Unrealized Losses(1)
Corporate debt securities	$458,699	$(8,915)
Municipal securities	58,722	(1,249)
Sovereign securities	2,963	(53)
U.S. Government agency securities	60,285	(1,183)
U.S. Treasury securities	336,819	(8,378)
Total	$917,488	$(19,778)
________________
(1) As of June 30, 2022, our investments that were in a continuous loss position of 12 months or more, as well as the unrealized losses on those investments, were immaterial.
The contractual maturities of securities classified as available-for-sale, regardless of their classification on our Condensed Consolidated Balance Sheets, as of the date indicated below were as follows:

As of March 31, 2023 (In thousands)	Amortized Cost	Fair Value
Due within one year	$836,765	$845,394
Due after one year through three years	482,232	476,302
Total	$1,318,997	$1,321,696
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities for the three and nine months ended March 31, 2023 and 2022 were immaterial.
NOTE 6 - BUSINESS COMBINATIONS AND DISPOSITIONS
Business Combinations
On August 9, 2022, we acquired a privately held company, primarily to secure the supply of materials for existing products, for aggregate purchase consideration of $32.7 million, payable in cash. We allocated the purchase consideration as follows: $30.0 million to identifiable intangible assets, $2.3 million to net tangible assets, $6.5 million to deferred tax liabilities and $6.8 million to goodwill. The purchase consideration allocation is preliminary, and as additional information becomes available, we may further revise it during the remainder of the measurement period, which will not exceed 12 months from the closing of the acquisition. The goodwill was assigned to the Wafer Inspection and Patterning reporting unit.
On May 1, 2022, we acquired the outstanding shares of a privately held company for total purchase consideration of $8.6 million, paid in cash. We allocated the purchase consideration to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values, and residual goodwill was allocated to the Wafer Inspection and Patterning reporting unit.
On February 28, 2022, we completed the acquisition of 100% of the outstanding shares of ECI Technology, Inc. (“ECI”), a privately held company, for aggregate purchase consideration of $431.5 million, paid in cash, including a post-closing adjustment in the quarter ended September 30, 2022. KLA acquired ECI to extend and enhance our portfolio of products and services. We allocated the purchase consideration as follows: $208.4 million to identifiable intangible assets, $2.9 million to net tangible liabilities, $40.5 million to deferred tax liabilities and $266.4 million to goodwill. The goodwill was assigned to the Wafer Inspection and Patterning reporting unit.
We have included the financial results of the acquisitions in our Condensed Consolidated Financial Statements from their respective acquisition dates, and these results were not material to our Condensed Consolidated Financial Statements. The goodwill recorded as a result of the above acquisitions was not deductible for tax purposes.
As of March 31, 2023, we had $19.3 million of contingent consideration recorded for the acquisitions completed during fiscal years ended June 30, 2022 and 2019, all of which is classified as a current liability on the Condensed Consolidated Balance Sheet.
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
NOTE 7 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in business combinations. We have three reportable segments and five operating segments. The operating segments are determined to be the same as reporting units. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements. The following table presents changes in goodwill carrying value during the nine months ended March 31, 2023:

(In thousands)	Wafer Inspection and Patterning	Global Service and Support (“GSS”)	Specialty Semiconductor Process	Printed Circuit Board (“PCB”) and Display	Component Inspection	Total
Balance as of June 30, 2022	$725,737	$25,908	$681,858	$872,971	$13,575	$2,320,049
Acquired goodwill	6,776	—	—	—	—	6,776
Goodwill disposal from sale of business (1)	—	—	—	(42,622)	—	(42,622)
Goodwill adjustments	(5,337)	—	—	—	—	(5,337)
Foreign currency adjustments	(49)	—	—	—	—	(49)
Balance as of March 31, 2023	$727,127	$25,908	$681,858	$830,349	$13,575	$2,278,817
(1) Refer to the “Business Dispositions” section of Note 6 “Business Combinations and Dispositions” for more information on the sale of Orbograph.
Goodwill is not subject to amortization but is tested for impairment annually during the third fiscal quarter, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing goodwill for impairment, we utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. When performing the qualitative assessment, we consider the following factors: stock price or market capitalization, changes in the industry and competitive environment, budget-to-actual revenue and profitability performance from the prior year and projected revenue and profitability trends for future years at our reporting units. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a quantitative assessment by comparing the carrying value to the fair value of the reporting units. If the fair value is determined to be less than the carrying value, the amount of impairment is computed as the excess of the carrying value over the estimated fair value, not to exceed the carrying value of goodwill. Any impairment charges could have a material adverse effect on our operating results and net asset value in the quarter in which we recognize the impairment charge.

We performed the required annual goodwill impairment testing for all reporting units as of February 28, 2023, and concluded that goodwill was not impaired. As a result of our qualitative assessment, we determined that it was not necessary to perform the quantitative assessment. The next annual goodwill impairment assessment by reporting unit is scheduled to be performed in the third quarter of the fiscal year ending June 30, 2024.

Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of March 31, 2023			As of June 30, 2022
Category	Range of Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-8	$1,536,826	$796,369	$740,457	$1,523,691	$668,175	$855,516
Customer relationships	4-9	358,567	195,461	163,106	366,567	167,819	198,748
Trade name / Trademark	4-7	116,583	75,043	41,540	121,083	68,194	52,889
Order backlog and other	<1-7	85,836	76,337	9,499	87,836	58,970	28,866
Intangible assets subject to amortization(1)		2,097,812	1,143,210	954,602	2,099,177	963,158	1,136,019
In-process research and development		61,322	15,966	45,356	64,457	6,062	58,395
Total		$2,159,134	$1,159,176	$999,958	$2,163,634	$969,220	$1,194,414
(1) The disposition of Orbograph during the three months ended September 30, 2022 resulted in a decrease in the gross amount of intangible assets subject to amortization of $34.5 million, a decrease in accumulated amortization of $15.9 million, and a decrease in the net amount of intangible assets of $18.6 million. Refer to the “Business Dispositions” section of Note 6 “Business Combinations and Dispositions” for more information on the sale of Orbograph.
Purchased intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. Impairment indicators primarily include declines in our operating cash flows from the use of these assets. If impairment indicators are present, we are required to perform a recoverability test by comparing the sum of the estimated undiscounted future cash flows attributable to these long-lived assets to their carrying value.
As of March 31, 2023, there were no impairment indicators for purchased intangible assets.
Amortization expense for purchased intangible assets for the periods indicated below was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Amortization expense - Costs of revenues	$45,446	$42,586	$135,958	$124,834
Amortization expense - SG&A	19,656	15,102	59,912	39,880
Amortization expense - Research and development	31	31	93	93
Total	$65,133	$57,719	$195,963	$164,807

Based on the purchased intangible assets gross carrying amount recorded as of March 31, 2023, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2023 (remaining three months)	$64,655
2024	238,575
2025	222,123
2026	206,211
2027	129,630
2028 and thereafter	93,408
Total	$954,602
NOTE 8 – DEBT
The following table summarizes our debt as of March 31, 2023 and June 30, 2022:

	As of March 31, 2023		As of June 30, 2022
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 4.650% Senior Notes due on November 1, 2024	$750,000	4.682%	$1,250,000	4.682%
Fixed-rate 5.650% Senior Notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Fixed-rate 4.100% Senior Notes due on March 15, 2029	800,000	4.159%	800,000	4.159%
Fixed-rate 5.000% Senior Notes due on March 15, 2049	400,000	5.047%	400,000	5.047%
Fixed-rate 3.300% Senior Notes due on March 1, 2050	750,000	3.302%	750,000	3.302%
Fixed-rate 4.650% Senior Notes due on July 15, 2032	1,000,000	4.657%	1,000,000	4.657%
Fixed-rate 4.950% Senior Notes due on July 15, 2052	1,200,000	5.009%	1,200,000	5.009%
Fixed-rate 5.250% Senior Notes due on July 15, 2062	800,000	5.259%	800,000	5.259%
Revolving Credit Facility	—	—%	275,000	2.258%
Total	5,950,000		6,725,000
Unamortized discount/premium, net	(18,139)		(19,304)
Unamortized debt issuance costs	(42,121)		(44,978)
Total	$5,889,740		$6,660,718
Reported as:
Long-term debt	$5,889,740		$6,660,718
Total	$5,889,740		$6,660,718
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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of March 31, 2023 and June 30, 2022 was $5.79 billion and $6.39 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of March 31, 2023, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility
As of March 31, 2023, we have in place a renegotiated Credit Agreement dated June 8, 2022 (“Credit Agreement”) for an unsecured Revolving Credit Facility (“Revolving Credit Facility”) having a maturity date of June 8, 2027 that allows us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. During the nine months ended March 31, 2023, we borrowed $300.0 million from the Revolving Credit Facility and repaid $575.0 million. As of March 31, 2023, we had no outstanding borrowings under the Revolving Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the maturity date, at which time we may exercise two one-year extension options with the consent of the lenders. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility can be made as Term Secured Overnight Financing Rate (“SOFR”) Loans or Alternate Base Rate (“ABR”) Loans, at the Company’s option. In the event that Term SOFR is unavailable, any Term SOFR elections will be converted to Daily Simple SOFR, if available. Each Term SOFR Loan will bear interest at a rate per annum equal to the applicable Adjusted Term SOFR rate, which is equal to the applicable Term SOFR rate plus 10 bps that shall not be less than zero, plus a spread ranging from 75 bps to 125 bps, as determined by the Company’s credit ratings at the time. Each ABR Loan will bear interest at a rate per annum equal to the ABR plus a spread ranging from 0 bps to 25 bps, as determined by the Company’s credit ratings at the time. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 4.5 bps to 12.5 bps, subject to an adjustment in conjunction with changes to our credit rating. The applicable interest rates and commitment fees are also subject to adjustment based on the Company’s performance against certain environmental sustainability key performance indicators related to greenhouse gas emissions and renewable electricity usage. As of March 31, 2023, we elected to pay interest on borrowings under the Revolving Credit Facility at the applicable Adjusted Term SOFR rate plus a spread of 100 bps and the applicable commitment fee on the daily undrawn balance of the Revolving Credit Facility was 9 bps.
Under the Credit Agreement, the maximum leverage ratio on a quarterly basis is 3.50 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of March 31, 2023, our maximum allowed leverage ratio was 3.50 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of March 31, 2023.
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
Our existing leases do not contain significant restrictive provisions or residual value guarantees; however, certain leases contain provisions for the payment of maintenance, real estate taxes or insurance costs by us. Our leases have remaining lease terms ranging from less than one year to 29 years, including periods covered by options to extend the lease when it is reasonably certain that the option will be exercised.
Lease expense was $10.1 million and $29.2 million for the three and nine months ended March 31, 2023, respectively, and $9.2 million and $27.5 million for the three and nine months ended March 31, 2022, respectively. Expense related to short-term leases, which are not recorded on the Condensed Consolidated Balance Sheets, was not material for the three and nine months ended March 31, 2023 and 2022. As of March 31, 2023 and June 30, 2022, the weighted-average remaining lease term was 6.5 and 4.8 years, respectively, and the weighted-average discount rate for operating leases was 3.26% and 2.18%, respectively.
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended March 31,
In thousands	2023	2022
Operating cash outflows from operating leases	$29,630	$28,680
Right of use assets obtained in exchange for new operating lease liabilities	$85,911	$20,698
Maturities of lease liabilities as of March 31, 2023 were as follows:

Fiscal Year Ending June 30:	(In thousands)
2023 (remaining three months)	$10,503
2024	33,605
2025	32,942
2026	26,363
2027	21,511
2028 and thereafter	72,457
Total lease payments	197,381
Less imputed interest	(26,048)
Total	$171,333
As of March 31, 2023, we did not have material leases that had not yet commenced.
NOTE 10 – EQUITY, LONG-TERM INCENTIVE COMPENSATION PLANS AND NON-CONTROLLING INTEREST
Equity Incentive Program
As of March 31, 2023, 8.3 million shares remained available for issuance under our 2004 Equity Incentive Plan (the “2004 Plan”). For details of the 2004 Plan refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
Assumed Equity Plans
As part of the acquisition of Orbotech Ltd. (“Orbotech”) in February 2019, we assumed outstanding equity incentive awards under the following Orbotech equity incentive plans: (i) Equity Remuneration Plan for Key Employees of Orbotech and its Affiliates and Subsidiaries (as Amended and Restated in 2005), (ii) 2010 Equity-Based Incentive Plan, and (iii) 2015 Equity-Based Incentive Plan (collectively, the “Assumed Equity Plans”).

As of March 31, 2023, there were no assumed awards outstanding, including options and restricted stock units (“RSUs”), under the Assumed Equity Plans. For details on the Assumed Equity Plans, refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
Equity Incentive Plans - General Information
The following table summarizes the combined activity under our equity incentive plans:

(In thousands)	Available For Grant(1) (2)
Balance as of June 30, 2022	9,242
RSUs granted(3)	(1,012)
RSUs canceled	88
Balance as of March 31, 2023	8,318
__________________
(1)The number of RSUs reflects the application of the award multiplier of 2.0x to calculate the impact of the award on the shares reserved under the 2004 Plan.
(2)No additional stock options, RSUs or other awards will be granted under the Assumed Equity Plans.
(3)Includes RSUs granted to senior management during the nine months ended March 31, 2023 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such RSUs that are deemed to have been earned) (“performance-based RSUs”). This line item includes all such performance-based RSUs granted during the nine months ended March 31, 2023 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.6 million shares for the nine months ended March 31, 2023 reflects the application of the multiplier described above).
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
The following table shows stock-based compensation expense for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Stock-based compensation expense by:
Costs of revenues	$8,596	$6,543	$20,189	$14,475
R&D	13,289	8,482	30,437	18,077
SG&A	26,245	22,062	70,891	57,517
Total stock-based compensation expense	$48,130	$37,087	$121,517	$90,069
Stock-based compensation capitalized as inventory as of March 31, 2023 and June 30, 2022 was $15.9 million and $8.6 million, respectively.

Restricted Stock Units
The following table shows the activity and weighted-average grant date fair values for RSUs during the nine months ended March 31, 2023:

	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding RSUs as of June 30, 2022(2)	1,593	$218.03
Granted(3)	506	$390.53
Vested and released	(264)	$147.65
Withheld for taxes	(190)	$147.65
Forfeited	(45)	$179.82
Outstanding RSUs as of March 31, 2023(2)	1,600	$293.58
__________________
(1)Share numbers reflect actual shares subject to awarded RSUs.
(2)Includes performance-based RSUs.
(3)This line item includes performance-based RSUs granted during the nine months ended March 31, 2023 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.3 million shares for the nine months ended March 31, 2023).
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
The following table shows the weighted-average grant date fair value per unit for the RSUs granted, aggregate grant date fair value of RSUs vested, and tax benefits realized by us in connection with vested and released RSUs for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except for weighted-average grant date fair value)	2023	2022	2023	2022
Weighted-average grant date fair value per unit	$409.77	$388.03	$390.53	$358.38
Grant date fair value of vested RSUs	$9,217	$10,150	$67,152	$57,453
Tax benefits realized by us in connection with vested and released RSUs	$4,517	$3,993	$17,368	$17,914
As of March 31, 2023, the unrecognized stock-based compensation expense balance related to RSUs was $294.4 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.4 years. The intrinsic value of outstanding RSUs as of March 31, 2023 was $638.5 million.
Cash-Based Long-Term Incentive Compensation
We have adopted a cash-based long-term incentive (“Cash LTI”) program (“Cash LTI Plan”) for many of our employees as part of our employee compensation program. Executives and non-employee members of the Board of Directors do not participate in the Cash LTI Plan. During the nine months ended March 31, 2023 and 2022, we approved Cash LTI awards of $0.2 million and $15.7 million, respectively. Cash LTI awards issued to employees under the Cash LTI Plan will vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three- or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date. During the three months ended March 31, 2023 and 2022, we recognized $19.5 million and $21.6 million, respectively, in compensation expense under the Cash LTI Plan. During the nine months ended March 31, 2023 and 2022, we recognized $58.5 million and $65.6 million, respectively, in compensation expense under the Cash LTI Plan. As of March 31, 2023, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $110.1 million. For details, refer to Note 10 “Equity, Long-

Term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
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
The offering period (or length of the look-back period) under the ESPP has a duration of six months, and the purchase price with respect to each offering period, until otherwise amended, is equal to 85% of the lesser of (i) the fair market value of our common stock at the commencement of the applicable six months offering period or (ii) the fair market value of our common stock on the purchase date. We estimate the fair value of purchase rights under the ESPP using a Black-Scholes model.
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Stock purchase plan:
Expected stock price volatility	43.8%	41.5%	42.7%	38.2%
Risk-free interest rate	3.9%	0.1%	2.5%	0.1%
Dividend yield	1.4%	1.0%	1.6%	1.2%
Expected life (in years)	0.5	0.5	0.5	0.5
The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Total cash received from employees for the issuance of shares under the ESPP	$—	$—	$33,793	$36,912
Number of shares purchased by employees through the ESPP	—	—	134	139
Tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP	$616	$488	$1,540	$1,686
Weighted-average fair value per share based on Black-Scholes model	$97.32	$107.45	$89.81	$94.91
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which we estimate will be required to be issued under the ESPP during the forthcoming fiscal year. As of March 31, 2023, a total of 2.5 million shares were reserved and available for issuance under the ESPP.
Quarterly Cash Dividends
On March 1, 2023, we paid a quarterly cash dividend of $1.30 per share to stockholders of record as of the close of business on February 13, 2023. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended March 31, 2023 and 2022 was $180.9 million and $159.0 million, respectively. The total amount of regular quarterly cash dividends and dividend equivalents paid during the nine months ended March 31, 2023 and 2022 was $553.0 million and $480.9 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of March 31, 2023 and June 30, 2022 was $11.7 million and $11.2 million, respectively. These amounts will be paid upon vesting of the underlying RSUs.

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
On June 23, 2022, the Company executed accelerated share repurchase agreements (“ASR Agreements”) with two financial institutions to repurchase shares of our common stock in exchange for an upfront payment of $3.00 billion. The Company received initial deliveries totaling approximately 6.5 million shares of common stock in the fourth quarter of fiscal 2022, which represented 70% of the prepayment amount at the then-prevailing market price of the Company’s shares of common stock. The value of the shares to be delivered to the Company for the remainder of the upfront payment of $0.90 billion was recorded at that time as an unsettled forward contract, classified within stockholders’ equity. The total number of shares received under the ASR Agreements was based upon the volume weighted-average price of our common stock during the repurchase period, less an agreed-upon discount. Final settlement of the ASR Agreements occurred during the three months ended December 31, 2022, resulting in the delivery of 2.4 million additional shares, which yielded an average share price of $333.88 for the entire transaction.
Under the authoritative guidance, share repurchases are recognized as a reduction to retained earnings to the extent available, with any excess recognized as a reduction of capital in excess of par value. In addition, as explained further in Note 13 “Income Taxes,” the Inflation Reduction Act of 2022 (“IRA”) introduced a 1% excise tax imposed on certain stock repurchases by publicly traded companies made after December 31, 2022. The excise tax is recorded as part of the cost basis of treasury stock repurchased after December 31, 2022 and, as such, is included in stockholders’ equity.
As of March 31, 2023, an aggregate of $2.29 billion was available for repurchase under the stock repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Number of shares of common stock repurchased	1,227	1,539	4,913	3,833
Total cost of repurchases	$482,712	$564,666	$943,310	$1,394,217
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

The following table sets forth the computation of basic and diluted net income per share attributable to KLA:

(In thousands, except per share amounts)	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Numerator:
Net income attributable to KLA	$697,837	$730,572	$2,702,623	$2,516,433
Denominator:
Weighted-average shares - basic, excluding unvested RSUs	137,865	150,145	140,349	151,250
Effect of dilutive RSUs and options	780	1,041	724	1,096
Weighted-average shares - diluted	138,645	151,186	141,073	152,346
Basic net income per share attributable to KLA	$5.06	$4.87	$19.26	$16.64
Diluted net income per share attributable to KLA	$5.03	$4.83	$19.16	$16.52
Anti-dilutive securities excluded from the computation of diluted net income per share	12	10	226	9
NOTE 13 – INCOME TAXES
The following table provides details of income taxes:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollar amounts in thousands)	2023	2022	2023	2022
Income before income taxes	$800,683	$846,285	$3,013,684	$2,539,538
Provision for income taxes	$102,846	$115,625	$310,987	$22,876
Effective tax rate	12.8%	13.7%	10.3%	0.9%
Our effective tax rate is lower than the U.S. federal statutory rate during the three months ended March 31, 2023 primarily due to the proportion of earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate and the proportion of U.S. earnings eligible for the Foreign Derived Intangible Income deduction.
Our effective tax rate is lower than the U.S. federal statutory rate during the nine months ended March 31, 2023 primarily due to a non-recurring tax benefit resulting from a decrease in our unrecognized tax benefits from the settlement of income tax examinations and a decrease in our deferred tax liabilities on unremitted earnings and unrealized gains.
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
President Biden also signed into law the IRA on August 16, 2022. The IRA has several new provisions including a 15% corporate alternative minimum tax (“CAMT”) for certain large corporations that have at least an average of $1.0 billion of adjusted financial statement income over a consecutive three-tax-year period. The CAMT will be effective for us in the first quarter of our fiscal year ending June 30, 2024.
The IRA also introduced a 1% excise tax imposed on certain stock repurchases by publicly traded companies made after December 31, 2022. We began recording the excise tax as part of the cost basis of treasury stock repurchased after December 31, 2022.
Other than the excise tax imposed on certain stock repurchases as mentioned above, we are currently evaluating the applicability and impact of the other provisions in the IRA and the CHIPS Act on our Condensed Consolidated Financial Statements including our future cash flows.
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LC for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Receivables sold under factoring agreements	$107,140	$63,094	$288,599	$210,130
Proceeds from sales of LC	$—	$74,267	$69,247	$115,433
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
Purchase Commitments. We maintain commitments to purchase inventory from our suppliers as well as goods, services and other assets in the ordinary course of business. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed between the parties. This forecasted time-horizon can vary among different suppliers. Our estimate of our significant purchase commitments primarily for material, services, supplies and asset purchases is approximately $2.9 billion as of March 31, 2023, a majority of which are due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash LTI Plan. As of March 31, 2023, we have committed $183.7 million for future payment obligations under our Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three- or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date.
Guarantees and Contingencies. We maintain guarantee arrangements available through various financial institutions for up to $77.5 million, of which $43.7 million had been issued as of March 31, 2023, primarily to fund guarantees to customs authorities for value-added tax and other operating requirements of our consolidated subsidiaries in Europe, Israel and Asia.
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
Since fiscal 2015, we have entered into four sets of forward contracts to hedge the benchmark interest rate on portions of our Senior Notes prior to issuance (“Rate Lock Agreements”). Upon issuance of the associated debt, the Rate Lock Agreements were settled and their fair values were recorded within AOCI. The resulting gains and losses from these transactions are amortized to interest expense over the lives of the associated debt. We recognized net gains of $0.9 million and $2.8 million in the three and nine months ended March 31, 2023, respectively, for the amortization of the net of the Rate Lock Agreements that had been recognized in AOCI, which decreased the interest expense on a net basis. We recognized net expenses of $0.3 million and $0.8 million in the three and nine months ended March 31, 2022, respectively, for the amortization of the net of the Rate Lock Agreements that had been recognized in AOCI, which increased the interest expense on a net basis. As of March 31, 2023, the aggregate unamortized portion of the fair value of the forward contracts for the Rate Lock Agreements was a $52.0 million net gain.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Derivatives Designated as Cash Flow Hedging Instruments:
Rate lock agreements:
Amounts included in the assessment of effectiveness	$—	$10,069	$—	$10,069
Foreign exchange contracts:
Amounts included in the assessment of effectiveness	$6,008	$7,733	$16,720	$15,335
Amounts excluded from the assessment of effectiveness	$652	$(25)	$(53)	$(34)
Derivatives Designated as Net Investment Hedging Instruments:
Foreign exchange contracts(1):	$154	$1,850	$1,986	$1,386
    __________________
(1)No amounts were reclassified from AOCI into earnings related to the sale of a subsidiary, as there were no such sales during the periods presented.
The locations and amounts of designated and non-designated derivatives’ gains and losses reported in the Condensed Consolidated Statements of Operations for the indicated periods were as follows:

	Three Months Ended March 31,				Three Months Ended March 31,
	2023				2022
(In thousands)	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$2,432,608	$1,572,015	$74,774	$(14,864)	$2,288,676	$1,393,769	$39,978	$8,644
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from AOCI to earnings	$—	$—	$936	$—	$—	$—	$(279)	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from AOCI to earnings	$1,748	$467	$—	$—	$1,711	$(329)	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(327)	$—	$—	$765	$(111)	$—	$—	$568
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$(9,066)	$—	$—	$—	$(2,802)

	Nine Months Ended March 31,				Nine Months Ended March 31,
	2023				2022
(In thousands)	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$8,140,919	$4,970,444	$223,449	$(79,944)	$6,725,144	$4,045,479	$116,142	$23,985
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from AOCI to earnings	$—	$—	$2,810	$—	$—	$—	$(837)	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from AOCI to earnings	$33,024	$(8,804)	$—	$—	$5,197	$(909)	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(1,070)	$—	$—	$1,675	$(329)	$—	$—	$1,883
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$(2,773)	$—	$—	$—	$4,261
The U.S. dollar equivalent of all outstanding notional amounts of foreign currency hedge contracts with maximum remaining maturities of approximately 14 months as of the dates indicated below, were as follows:

	As of	As of
(In thousands)	March 31, 2023	June 30, 2022
Cash flow hedge contracts - foreign currency
Purchase	$192,875	$124,641
Sell	$146,207	$176,259
Net investment hedge contracts - foreign currency
Sell	$87,157	$66,436
Other foreign currency hedge contracts
Purchase	$572,609	$565,586
Sell	$296,379	$389,368

The locations and fair value of our derivatives reported in our Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	As of	As of	Balance Sheet	As of	As of
	Location	March 31, 2023	June 30, 2022	Location	March 31, 2023	June 30, 2022
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$15,192	$20,595	Other current liabilities	$(1,504)	$8,406
Total derivatives designated as hedging instruments		15,192	20,595		(1,504)	8,406
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	5,099	19,716	Other current liabilities	(11,692)	25,909
Total derivatives not designated as hedging instruments		5,099	19,716		(11,692)	25,909
Total derivatives		$20,291	$40,311		$(13,196)	$34,315
The changes in AOCI, before taxes, related to derivatives for the indicated periods were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Beginning AOCI	$65,721	$(20,831)	$77,018	$(25,830)
Amount reclassified to earnings as net (gains) losses	(2,824)	(992)	(25,960)	(3,122)
Net change in unrealized gains (losses)	6,814	19,627	18,653	26,756
Ending AOCI	$69,711	$(2,196)	$69,711	$(2,196)
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

As of March 31, 2023				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$20,291	$—	$20,291	$(10,113)	$—	$10,178
Derivatives - liabilities	$(13,196)	$—	$(13,196)	$10,113	$—	$(3,083)

As of June 30, 2022				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$40,311	$—	$40,311	$(12,291)	$—	$28,020
Derivatives - liabilities	$(34,315)	$—	$(34,315)	$12,291	$—	$(22,024)

NOTE 17 – RELATED PARTY TRANSACTIONS
During the three and nine months ended March 31, 2023 and 2022, we purchased from, or sold to, several entities where one or more of our executive officers or members of our Board of Directors or their immediate family members were, during the periods presented, an executive officer or a board member of a subsidiary, including Citrix Systems, Inc., HP Inc., Keysight Technologies, Inc., Advanced Micro Devices, Inc., Microchip Technology Incorporated, Splunk Inc. and Ansys, Inc. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Total revenues	$6,251	$4,485	$18,050	$5,108
Total purchases	$462	$562	$3,742	$834
Our receivable balances from these parties were $8.4 million and $1.1 million as of March 31, 2023 and June 30, 2022, respectively. Our payable balances to these parties were immaterial as of March 31, 2023 and June 30, 2022.
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

The following is a summary of results for each of our three reportable segments for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Semiconductor Process Control:
Revenues	$2,171,557	$1,979,295	$7,226,711	$5,810,580
Segment gross profit	1,367,886	1,284,450	4,622,905	3,789,316
Specialty Semiconductor Process:
Revenues	128,438	117,253	414,390	332,020
Segment gross profit	65,328	61,521	216,408	176,516
PCB, Display and Component Inspection:
Revenues	131,923	192,533	502,627	583,318
Segment gross profit	43,361	93,298	182,899	270,096
Totals:
Revenues for reportable segments	$2,431,918	$2,289,081	$8,143,728	$6,725,918
Segment gross profit	$1,476,575	$1,439,269	$5,022,212	$4,235,928

The following table reconciles total revenues for reportable segments to total revenues for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Total revenues for reportable segments	$2,431,918	$2,289,081	$8,143,728	$6,725,918
Corporate allocations and effects of changes in foreign currency exchange rates	690	(405)	(2,809)	(774)
Total revenues	$2,432,608	$2,288,676	$8,140,919	$6,725,144

The following table reconciles total segment gross profit to income before income taxes for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2023	2022	2023	2022
Total segment gross profit	$1,476,575	$1,439,269	$5,022,212	$4,235,928
Acquisition-related charges, corporate allocations, and effects of changes in foreign currency exchange rates(1)	49,313	42,684	136,651	124,661
R&D	328,276	285,189	979,617	808,373
SG&A	238,393	216,489	735,469	623,229
Interest expense	74,774	39,978	223,449	116,142
Loss on extinguishment of debt	—	—	13,286	—
Other expense (income), net	(14,864)	8,644	(79,944)	23,985
Income before income taxes	$800,683	$846,285	$3,013,684	$2,539,538
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

The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2023		2022		2023		2022
Revenues:
China	$635,018	26%	$709,502	31%	$2,156,380	26%	$1,939,195	29%
Taiwan	478,855	20%	515,097	22%	1,996,188	24%	1,918,623	29%
Korea	468,226	19%	474,019	21%	1,466,624	18%	1,036,297	16%
North America	341,376	14%	219,267	10%	941,771	12%	668,601	10%
Japan	215,531	9%	132,829	6%	702,986	9%	504,278	7%
Europe and Israel	209,136	9%	164,246	7%	542,823	7%	426,881	6%
Rest of Asia	84,466	3%	73,716	3%	334,147	4%	231,269	3%
Total	$2,432,608	100%	$2,288,676	100%	$8,140,919	100%	$6,725,144	100%
The following is a summary of revenues by major product categories for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2023		2022		2023		2022
Revenues:
Wafer Inspection	$1,027,191	42%	$919,072	40%	$3,386,273	42%	$2,910,616	43%
Patterning	611,631	25%	610,821	27%	2,206,263	27%	1,559,197	23%
Specialty Semiconductor Process	114,896	5%	105,832	5%	374,882	5%	303,884	5%
PCB, Display and Component Inspection	69,495	3%	123,384	5%	312,582	4%	383,021	6%
Services	529,124	22%	488,017	21%	1,578,418	19%	1,398,828	21%
Other	80,271	3%	41,550	2%	282,501	3%	169,598	2%
Total	$2,432,608	100%	$2,288,676	100%	$8,140,919	100%	$6,725,144	100%
Wafer Inspection and Patterning products are offered in the Semiconductor Process Control segment. Services are offered in multiple segments. Other includes primarily refurbished systems, remanufactured legacy systems, and enhancements and upgrades for previous-generation products that are part of the Semiconductor Process Control segment.
In the three months ended March 31, 2023, two customers accounted for approximately 18% and 16% of total revenues, respectively. In the three months ended March 31, 2022, two customers accounted for approximately 17% and 16% of total revenues, respectively. In the nine months ended March 31, 2023, two customers accounted for approximately 20% and 15% of total revenues, respectively. In the nine months ended March 31, 2022, two customers accounted for approximately 22% and 12% of total revenues. Two customers and one customer on an individual basis accounted for greater than 10% of net accounts receivable at March 31, 2023 and at June 30, 2022, respectively.
Land, property and equipment, net by geographic region as of the dates indicated below were as follows:

	As of	As of
(In thousands)	March 31, 2023	June 30, 2022
Land, property and equipment, net:
United States	$644,799	$547,454
Singapore	152,275	146,057
Israel	88,277	72,791
Europe	60,827	55,370
Rest of Asia	38,093	28,257
Total	$984,271	$849,929

NOTE 19 – RESTRUCTURING CHARGES
From time to time, management approves restructuring plans including workforce reductions, one of which was announced and substantially completed in the three months ended March 31, 2023, in an effort to streamline operations.
Restructuring charges were $19.1 million and zero for the three months ended March 31, 2023 and 2022, respectively. Restructuring charges were $35.9 million and $0.9 million for the nine months ended March 31, 2023 and 2022, respectively. The fiscal year 2023 charges include one-time transaction bonuses triggered by the sale of Orbograph as well as severance and associated acceleration of certain stock-based compensation expenses resulting from a workforce reduction. As of March 31, 2023 and June 30, 2022, the accrual for restructuring charges was $20.2 million and $2.1 million, respectively.

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
•Our ability or the ability of our customers to obtain licenses for the sale of certain products or provision of certain services to customers in the People’s Republic of China (“China”), pursuant to regulations recently issued (the “BIS Rules”) by the Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce (“Commerce”), which could impact our business, financial condition and results of operations;
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
Our semiconductor customers generally operate in one or both of the major semiconductor device manufacturing markets: memory and foundry/logic. The pervasive and increasing needs for semiconductors in many consumer and industrial products, the rapid proliferation of new applications for more advanced semiconductor devices, and the increasing complexity associated with leading edge semiconductor manufacturing drives demand for our process control and yield management solutions. Continuing advancement of technology spurred by the economic, power and performance benefits of being at the leading edge, increasing involvement in legacy nodes as semiconductor content increases, and innovation and growth of new enabling technologies are fueling long-term growth for the semiconductor equipment industry. As we get further into 2023, the macro-driven slowdown continues to have an impact on semiconductor device demand as the semiconductor industry rebalances its supply chain and inventory levels. As a result, memory device manufacturers and foundry/logic customers are reducing their capacity expansion-focused capital expenditure plans for calendar 2023. While we continue to invest in technological innovation, we are focusing on moderating our spending levels to reflect the changing environment. Push out or cancellation of deliveries to our customers could cause earnings volatility, due to the timing of revenue recognition as well as increased risk of inventory-related charges.
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
In addition, in October 2022, the BIS Rules imposed export licensing requirements for certain U.S. semiconductor and high-performance computing technology (including wafer fab equipment), for the use of such technology for certain end uses in China, and for the provision of support by U.S. Persons to certain advanced IC fabs located in China. In particular, the BIS Rules impose export license requirements effectively on all KLA products and services to customers located in China that fabricate:
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
The BIS Rules are complex, and we are working on assessing their full impact on KLA. The rules have not significantly impacted our operations to date, but the possible negative effects on our future business of export licenses not being granted could be material and could result in a substantial reduction to our remaining performance obligations (“RPO”) or require us to return substantial deposits received from customers in China for future purchase orders. We are still assessing the aggregate potential impact of the existing regulations and BIS Rules on our financial results and operations. There is a likelihood of system reallocation of products to other customers where supply is meaningfully below demand for those products. See Part II, Item 1A, “Risk Factors” in this report for more information regarding how such actions by the U.S. government or another country could significantly impact our ability to provide our products and services to existing and potential customers, especially in China, and adversely affect our business, financial condition and results of operations.
The following table sets forth some of our key quarterly unaudited financial information:

(In thousands, except net income per share)	Three Months Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Total revenues	$2,432,608	$2,983,887	$2,724,424	$2,486,739	$2,288,676
Costs of revenues	$1,005,346	$1,208,786	$1,041,226	$978,564	$892,091
Gross margin	58.7%	59.5%	61.8%	60.6%	61.0%
Net income attributable to KLA(1)	$697,837	$978,795	$1,025,991	$805,374	$730,572
Diluted net income per share attributable to KLA(2)	$5.03	$6.89	$7.20	$5.40	$4.83
__________________
(1)For the explanation why our net income attributable to KLA decreased to $697.8 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022, refer to the “Results of Operations” section below, as the change is a result of movements in various income statement line items.

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
There have been no material changes in our critical accounting estimates and policies since our Annual Report on Form 10-K for the fiscal year ended June 30, 2022. Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2022 for additional details on significant accounting policies. In addition, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2022 for a complete description of our critical accounting estimates.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including those recently adopted and the expected dates of adoption as well as estimated effects, if any, on our Condensed Consolidated Financial Statements of those not yet adopted, see Note 1 “Basis of Presentation” to our Condensed Consolidated Financial Statements.
RESULTS OF OPERATIONS
Revenues and Gross Margin
Revenues
Our business is affected by the concentration of our customer base and our customers’ capital equipment procurement schedules as a result of their investment plans. Our product revenues in any particular period are impacted by the amount of new orders we receive during that period and, depending upon the duration of manufacturing and installation cycles, in the preceding periods. Revenue is also impacted by average customer pricing, customer revenue deferrals associated with volume purchase agreements, the effect of fluctuations in foreign currency exchange rates and increased trade restrictions as discussed in the "Executive Summary" section above.
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

	Three Months Ended March 31,		Q3 FY23 vs. Q3 FY22
(Dollar amounts in thousands)	2023	2022
Revenues:
Product	$1,903,484	$1,800,659	$102,825	6%
Service	529,124	488,017	41,107	8%
Total revenues	$2,432,608	$2,288,676	$143,932	6%
Costs of revenues	$1,005,346	$892,091	$113,255	13%
Gross margin	58.7%	61.0%

	Nine Months Ended March 31,		Q3 FY23 YTD vs. Q3 FY22 YTD
(Dollar amounts in thousands)	2023	2022
Revenues:
Product	$6,562,501	$5,326,316	$1,236,185	23%
Service	1,578,418	1,398,828	179,590	13%
Total revenues	$8,140,919	$6,725,144	$1,415,775	21%
Costs of revenues	$3,255,358	$2,613,877	$641,481	25%
Gross margin	60.0%	61.1%
Product revenues during the three and nine months ended March 31, 2023 increased compared to the three and nine months ended March 31, 2022 primarily due to strong demand for many of our products, especially our inspection and metrology portfolios, as well as increases from continued growth in the specialty semiconductor markets.
Service revenues during the three and nine months ended March 31, 2023 increased compared to the three and nine months ended March 31, 2022 primarily due to an increase in our installed base.
Revenues by segment(1)

	Three Months Ended March 31,		Q3 FY23 vs. Q3 FY22
(Dollar amounts in thousands)	2023	2022
Revenues:
Semiconductor Process Control	$2,171,557	$1,979,295	$192,262	10%
Specialty Semiconductor Process	128,438	117,253	11,185	10%
PCB, Display and Component Inspection	131,923	192,533	(60,610)	(31)%
Total revenues for reportable segments	$2,431,918	$2,289,081	$142,837	6%

	Nine Months Ended March 31,		Q3 FY23 YTD vs. Q3 FY22 YTD
(Dollar amounts in thousands)	2023	2022
Revenues:
Semiconductor Process Control	$7,226,711	$5,810,580	$1,416,131	24%
Specialty Semiconductor Process	414,390	332,020	82,370	25%
PCB, Display and Component Inspection	502,627	583,318	(80,691)	(14)%
Total revenues for reportable segments	$8,143,728	$6,725,918	$1,417,810	21%
__________
(1)Segment revenues exclude corporate allocations and the effects of changes in foreign currency exchange rates. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements.
Revenues from our Semiconductor Process Control segment during the three and nine months ended March 31, 2023 increased compared to the three and nine months ended March 31, 2022 primarily due to strong demand for many of our products, especially those in our inspection and metrology portfolios. Revenues in the Specialty Semiconductor Process segment during the three and nine months ended March 31, 2023 increased compared to the three and nine months ended March 31, 2022 primarily due to continued growth in the specialty semiconductor market. Revenues in the PCB, Display and Component Inspection segment during the three and nine months ended March 31, 2023 decreased compared to the three and nine months ended March 31, 2022 primarily due to market softening.

The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollar amounts in thousands)	2023		2022		2023		2022
China	$635,018	26%	$709,502	31%	$2,156,380	26%	$1,939,195	29%
Taiwan	478,855	20%	515,097	22%	1,996,188	24%	1,918,623	29%
Korea	468,226	19%	474,019	21%	1,466,624	18%	1,036,297	16%
North America	341,376	14%	219,267	10%	941,771	12%	668,601	10%
Japan	215,531	9%	132,829	6%	702,986	9%	504,278	7%
Europe and Israel	209,136	9%	164,246	7%	542,823	7%	426,881	6%
Rest of Asia	84,466	3%	73,716	3%	334,147	4%	231,269	3%
Total	$2,432,608	100%	$2,288,676	100%	$8,140,919	100%	$6,725,144	100%
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
The following table summarizes the major factors that contributed to the changes in gross margin:

	Gross Margin
	Three Months Ended	Nine Months Ended
March 31, 2022	61.0%	61.1%
Revenue volume of products and services	0.4%	1.4%
Mix of products and services sold	(0.3)%	0.1%
Manufacturing labor, overhead and efficiencies	(0.1)%	—%
Other service and manufacturing costs	(2.3)%	(2.6)%
March 31, 2023	58.7%	60.0%
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
The decrease in our gross margin during the three and nine months ended March 31, 2023 compared to the three and nine months ended March 31, 2022 is primarily due to increases in other service and manufacturing costs, partially offset by a higher revenue volume of products and services sold.
Segment gross profit(1)

	Three Months Ended March 31,		Q3 FY23 vs. Q3 FY22
(Dollar amounts in thousands)	2023	2022
Segment gross profit:
Semiconductor Process Control	$1,367,886	$1,284,450	$83,436	6%
Specialty Semiconductor Process	65,328	61,521	3,807	6%
PCB, Display and Component Inspection	43,361	93,298	(49,937)	(54)%
	$1,476,575	$1,439,269	$37,306	3%

	Nine Months Ended March 31,		Q3 FY23 YTD vs. Q3 FY22 YTD
(Dollar amounts in thousands)	2023	2022
Segment gross profit:
Semiconductor Process Control	$4,622,905	$3,789,316	$833,589	22%
Specialty Semiconductor Process	216,408	176,516	39,892	23%
PCB, Display and Component Inspection	182,899	270,096	(87,197)	(32)%
Total revenues for reportable segments	$5,022,212	$4,235,928	$786,284	19%
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
Gross profit in the Semiconductor Process Control segment during the three and nine months ended March 31, 2023 increased compared to the three and nine months ended March 31, 2022 primarily due to a higher revenue volume of products and services sold, partially offset by an increase in other service and manufacturing costs. Gross profit in the Specialty Semiconductor Process segment during the three and nine months ended March 31, 2023 increased compared to the three and nine months ended March 31, 2022 primarily due to a higher revenue volume, partially offset by a less favorable mix of products and services sold as well as an increase in other service and manufacturing costs. Gross profit in the PCB, Display and Component Inspection segment during the three and nine months ended March 31, 2023 decreased compared to the three and nine months ended March 31, 2022 primarily due to a lower revenue volume of products and services sold and an increase in other service and manufacturing costs, partially offset by a more favorable mix of products and services sold.
Research and Development
R&D expenses may fluctuate with product development phases and project timing as well as our R&D efforts. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs and other expenses.

(Dollar amounts in thousands)	Three Months Ended March 31,		Q3 FY23 vs. Q3 FY22
	2023	2022
R&D expenses	$328,276	$285,189	$43,087	15%
R&D expenses as a percentage of total revenues	13%	12%
R&D expenses during the three months ended March 31, 2023 increased compared to the three months ended March 31, 2022 primarily due to an increase in employee-related expenses of $25.1 million as a result of additional engineering headcount contributing to higher employee compensation and benefit costs, restructuring expense of $6.6 million, an increase in engineering project material costs of $4.4 million and an increase in depreciation expense of $4.4 million.

	Nine Months Ended March 31,		Q3 FY23 YTD vs. Q3 FY22 YTD
(Dollar amounts in thousands)	2023	2022
R&D expenses	$979,617	$808,373	$171,244	21%
R&D expenses as a percentage of total revenues	12%	12%
R&D expenses during the nine months ended March 31, 2023 increased compared to the nine months ended March 31, 2022 primarily due to an increase in employee-related expenses of $75.9 million as a result of additional engineering headcount contributing to higher employee compensation and benefit costs, an increase in engineering project material costs of $63.8 million, an increase in depreciation expense of $15.3 million and restructuring expense of $6.6 million.
Our future operating results will depend significantly on our ability to produce products and provide services that have a competitive advantage in our marketplace. To do this, we believe we must continue to make substantial and focused investments in our R&D. We remain committed to product development in new and emerging technologies.

Selling, General and Administrative

	Three Months Ended March 31,		Q3 FY23 vs. Q3 FY22
(Dollar amounts in thousands)	2023	2022
SG&A expenses	$238,393	$216,489	$21,904	10%
SG&A expenses as a percentage of total revenues	10%	9%
SG&A expenses during the three months ended March 31, 2023 increased compared to the three months ended March 31, 2022 primarily due to increases in the following areas: facilities-related expense of $7.3 million, restructuring expense of $6.4 million and employee travel expenses of $6.1 million.

	Nine Months Ended March 31,		Q3 FY23 YTD vs. Q3 FY22 YTD
(Dollar amounts in thousands)	2023	2022
SG&A expenses	$735,469	$623,229	$112,240	18%
SG&A expenses as a percentage of total revenues	9%	9%
SG&A expenses during the nine months ended March 31, 2023 increased compared to the nine months ended March 31, 2022 primarily due to $16.8 million of compensation-related expense from the sale of Orbograph Ltd. (“Orbograph”) and $6.4 million of restructuring expense along with increases in the following: depreciation expense of $27.3 million, facilities-related expense of $24.8 million, employee travel expenses of $19.0 million, and allowances for credit losses of $13.3 million.
Restructuring Charges
Restructuring charges were $19.1 million and zero for the three months ended March 31, 2023 and 2022, respectively. Restructuring charges were $35.9 million and $0.9 million for the nine months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the accrual for restructuring charges was $20.2 million.
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

(Dollar amounts in thousands)	Three Months Ended March 31,		Q3 FY23 vs. Q3 FY22
	2023	2022
Interest expense	$74,774	$39,978	$34,796	87%
Other expense (income), net	$(14,864)	$8,644	$(23,508)	(272)%
Interest expense as a percentage of total revenues	3%	2%
Other expense (income), net as a percentage of total revenues	< 1%	< 1%
Interest expense during the three months ended March 31, 2023 increased compared to the three months ended March 31, 2022 primarily due to additional interest expense on our $3.0 billion Senior Notes issued in June 2022.
The change in other expense (income), net during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily due to an increase of $19.2 million of interest income due to higher interest rates.

(Dollar amounts in thousands)	Nine Months Ended March 31,		Q3 FY23 YTD vs. Q3 FY22 YTD
	2023	2022
Interest expense	$223,449	$116,142	$107,307	92%
Other expense (income), net	$(79,944)	$23,985	$(103,929)	(433)%
Interest expense as a percentage of total revenues	3%	2%
Other expense (income), net as a percentage of total revenues	< 1%	< 1%

Interest expense during the nine months ended March 31, 2023 increased compared to the nine months ended March 31, 2022 primarily due to additional interest expense on our $3.0 billion Senior Notes issued in June 2022.
The change in other expense (income), net during the nine months ended March 31, 2023 compared to the nine months ended March 31, 2022 was primarily due to the following: a gain of $29.7 million from the sale of our interest in Orbograph to a private equity firm in the current fiscal year, higher interest income of $41.0 million compared to the prior fiscal year due to higher interest rates, a higher fair value net gain of $22.9 million from an equity security compared to the prior fiscal year, and decreases in accruals related to uncertain tax positions of $12.5 million in the current fiscal year.
Loss on Extinguishment of Debt
For the three months ended March 31, 2023, we had no loss on extinguishment of debt. For the nine months ended March 31, 2023, loss on extinguishment of debt reflected a pre-tax net loss of $13.3 million associated with the redemption of $500.0 million of the Senior Notes due 2024, including associated redemption premiums, accrued interest and other fees and expenses. We had no loss on extinguishment of debt in the three and nine months ended March 31, 2022.
Provision for Income Taxes
The following table provides details of income taxes:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollar amounts in thousands)	2023	2022	2023	2022
Income before income taxes	$800,683	$846,285	$3,013,684	$2,539,538
Provision for income taxes	$102,846	$115,625	$310,987	22,876
Effective tax rate	12.8%	13.7%	10.3%	0.9%
The effective tax rate during the three months ended March 31, 2023 was lower compared to the three months ended March 31, 2022 primarily due a decrease of $6.8 million during the three months ended March 31, 2023 relating to a non-deductible increase in the value of the assets held within our Executive Deferred Savings Plan (“EDSP”).
The effective tax rate during the nine months ended March 31, 2023 was higher compared to the nine months ended March 31, 2022 primarily due to the impact of the following items that occurred during the nine months ended March 31, 2022:
•Tax expense decreased by $394.5 million relating to a non-recurring tax benefit resulting from the intra-entity transfers of certain intellectual property (“IP”) rights. During the nine months ended March 31, 2022, we completed intra-entity transfers of IP rights to one of our Singapore subsidiaries in order to better align the ownership of these rights with how our business operates. The transfers did not result in taxable gains; however, our Singapore subsidiary recognized deferred tax assets for the book and tax basis difference of the eligible transferred IP rights; and
•Tax expense decreased by $69.1 million relating to an internal restructuring reducing the deferred tax liability on unremitted earnings; partially offset by
•Tax expense increased by $163.7 million relating to a non-recurring tax expense resulting from a new Israel tax law enacted on November 15, 2021. The new Israel tax law limits our ability to maintain our previous representation that the historical earnings were permanently reinvested in Israel. We recorded deferred tax liability and related tax expense of $163.7 million in accordance with the new Israel tax law.
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

Liquidity and Capital Resources

	As of	As of
(Dollar amounts in thousands)	March 31, 2023	June 30, 2022
Cash and cash equivalents	$1,568,513	$1,584,908
Marketable securities	1,321,696	1,123,100
Total cash, cash equivalents and marketable securities	$2,890,209	$2,708,008
Percentage of total assets	21%	21%

	Nine Months Ended March 31,
(In thousands)	2023	2022
Cash flows:
Net cash provided by operating activities	$2,710,690	$2,493,473
Net cash used in investing activities	(408,087)	(851,064)
Net cash used in financing activities	(2,318,968)	(1,653,279)
Effect of exchange rate changes on cash and cash equivalents	(30)	(8,568)
Net decrease in cash and cash equivalents	$(16,395)	$(19,438)
Cash, Cash Equivalents and Marketable Securities
As of March 31, 2023, our cash, cash equivalents and marketable securities totaled $2.89 billion, which represents an increase of $182.2 million from June 30, 2022. The increase is due to net cash provided by operating activities of $2.71 billion and net proceeds from the sale of a business of $75.4 million, partially offset by stock repurchases of $923.0 million, net repayments of debt of $787.3 million, cash used for payment of dividends and dividend equivalents of $553.0 million, capital expenditures of $262.9 million and $73.7 million of tax withholding payments related to vested and released restricted stock units (“RSU”).
As of March 31, 2023, $1.02 billion of our $2.89 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to indefinitely reinvest $89.8 million of the cash, cash equivalents and marketable securities held by our foreign subsidiaries for which we assert that earnings are permanently reinvested. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay state and foreign taxes of approximately 1% - 22% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued state and foreign tax on the remaining cash of $0.93 billion of the $1.02 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Cash Dividends
During the three months ended March 31, 2023, our Board of Directors declared a regular quarterly cash dividend of $1.30 per share on our outstanding common stock, which was paid on March 1, 2023 to our stockholders of record as of the close of business on February 13, 2023. During the same period in fiscal year ended June 30, 2022, our Board of Directors declared and paid a regular quarterly cash dividend of $1.05 per share on our outstanding common stock. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended March 31, 2023 and 2022 was $180.9 million and $159.0 million, respectively. The total amount of regular quarterly cash dividends and dividend equivalents paid during the nine months ended March 31, 2023 and 2022 was $553.0 million and $480.9 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of March 31, 2023 and June 30, 2022 was $11.7 million and $11.2 million, respectively. These amounts will be paid upon vesting of the underlying unvested RSUs as described in Note 10 “Equity, Long-term Incentive Compensation Plans and Non-Controlling Interest” to our Condensed Consolidated Financial Statements.
Stock Repurchases
The shares of common stock repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the nine months ended March 31, 2023 and 2022. The stock repurchase program is intended, in part, to mitigate the potential dilutive impact related to our equity incentive plans and shares issued in connection with our Employee Stock Purchase Program as well as to return excess cash to our stockholders.

Cash Flows Provided by Operating Activities
Historically, we have financed our liquidity requirements through cash generated from our operations. Net cash provided by operating activities during the nine months ended March 31, 2023 was $2.71 billion compared to $2.49 billion during the nine months ended March 31, 2022. This increase of $217.2 million resulted primarily from the following:
•An increase in collections of approximately $1.5 billion mainly driven by higher shipments and prepayments; and
•An increase in interest income of approximately $41 million; partially offset by
•An increase in accounts payable payments of approximately $867 million;
•An increase in employee-related payments of approximately $192 million;
•An increase in income tax payments of approximately $96 million;
•An increase in debt interest payment of approximately $81 million; and
•An increase in other tax payments of approximately $25 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the nine months ended March 31, 2023 was $408.1 million compared to $851.1 million during the nine months ended March 31, 2022. This decrease in cash used was mainly due to a decrease in cash used in business acquisitions of $443.7 million and an increase in proceeds from the sale of a business of $75.4 million, partially offset by an increase in net purchases of available-for-sale and trading securities of $47.6 million and an increase in capital expenditures of $28.7 million.
Cash Flows Used in Financing Activities
Net cash used in financing activities during the nine months ended March 31, 2023 was $2.32 billion compared to net cash used in financing activities of $1.65 billion during the nine months ended March 31, 2022. This increase was mainly due to increases in repayment of debt of $742.3 million, a decrease in proceeds from revolving credit facility of $300.0 million and cash paid for dividends and dividend equivalents of $72.1 million, partially offset by a decrease in cash used for common stock repurchases of $471.2 million.
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

As of March 31, 2023, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility
We have in place a Credit Agreement (“Credit Agreement”) for an unsecured Revolving Credit Facility (“Revolving Credit Facility”) with a maturity date of June 8, 2027 that allows us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. During the nine months ended March 31, 2023, we borrowed $300.0 million and repaid $575.0 million. As of March 31, 2023, we had no outstanding borrowings under the Revolving Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the maturity date, at which time we may exercise two one-year extension options with the consent of the lenders. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility can be made as Term Secured Overnight Financing Rate (“SOFR”) Loans or Alternate Base Rate (“ABR”) Loans, at the Company’s option. In the event that Term SOFR is unavailable, any Term SOFR elections will be converted to Daily Simple SOFR, if available. Each Term SOFR Loan will bear interest at a rate per annum equal to the applicable Adjusted Term SOFR rate, which is equal to the applicable Term SOFR rate plus 10 bps that shall not be less than zero, plus a spread ranging from 75 bps to 125 bps, as determined by the Company’s credit ratings at the time. Each ABR Loan will bear interest at a rate per annum equal to the ABR plus a spread ranging from 0 bps to 25 bps, as determined by the Company’s credit ratings at the time. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 4.5 bps to 12.5 bps, subject to an adjustment in conjunction with changes to our credit rating. The applicable interest rates and commitment fees are also subject to adjustment based on the Company’s performance against certain environmental sustainability key performance indicators related to greenhouse gas (“GHG”) emissions and renewable electricity usage. As of March 31, 2023, we elected to pay interest on borrowings under the Revolving Credit Facility at the applicable Adjusted Term SOFR plus a spread of 100 bps and the applicable commitment fee on the daily undrawn balance of the Revolving Credit Facility was 9 bps.
Under the Credit Agreement, the maximum leverage ratio, on a quarterly basis, is 3.50 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which can be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of March 31, 2023, our maximum allowed leverage ratio was 3.50 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of March 31, 2023 (the leverage ratio was 1.23 to 1.00). Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2023.
Material Cash Requirements
While demand for our products remains strong and we continue to invest in technological innovation, the recent slowdown in consumer demand and expectations of a slowing global economy are having an impact on semiconductor demand. As a result, customers are postponing capacity expansion plans and setting lower capital expenditure budgets for 2023. Accordingly, we have seen a decrease in our estimate of our significant purchase commitments. For additional details regarding our debt and other material cash commitments, refer to Note 8 “Debt” and Note 15 “Commitments and Contingencies,” respectively, to our Condensed Consolidated Financial Statements. For additional details regarding our material cash requirements, refer to “Material Cash Requirements” in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form on 10-K for the fiscal year ended June 30, 2022.
Working Capital
Working capital was $4.60 billion as of March 31, 2023, which represents an increase of $302.4 million compared to our working capital of $4.30 billion as of June 30, 2022. As of March 31, 2023, our principal sources of liquidity consisted of $2.89 billion of cash, cash equivalents and marketable securities. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions, and other factors such as uncertainty in the global and regional economies and the semiconductor, semiconductor-related and electronic device industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and our $1.50 billion Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.
Our credit ratings as of March 31, 2023 are summarized below:

Rating Agency	Rating
Fitch	A-
Moody’s	A2
S&P	A-
In June 2022, S&P upgraded our senior unsecured credit rating from BBB+ to A-. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, material acquisitions and changes in our business strategy.
Off-Balance Sheet Arrangements
As of March 31, 2023, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial position, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Refer to Note 15 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements for information related to indemnification obligations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of March 31, 2023. Actual results may differ materially.
As of March 31, 2023, we had an investment portfolio of fixed income securities of $1.08 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of March 31, 2023, the fair value of the portfolio would have declined by $9.4 million.
The fair market value of our long-term fixed interest rate Senior Notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as market interest rates fall and decrease as market interest rates rise. As of March 31, 2023, our fixed rate Senior Notes had a principal amount, fair value and book value of $5.95 billion, $5.79 billion and $5.89 billion, respectively, due in various fiscal years ranging from 2025 to 2063.
As of March 31, 2023, we had outstanding no borrowings under our Revolving Credit Facility. Each Term SOFR Loan will bear interest at a rate per annum equal to the applicable Adjusted Term SOFR, which is equal to the applicable Term SOFR plus 10 bps that shall not be less than zero, plus a spread ranging from 75 bps to 125 bps, as determined by the Company’s credit ratings at the time. The fair value of the borrowings under the Revolving Credit Facility is subject to interest rate and credit risk due to the timing of the rate resets and changes in the market’s assessment of risk of default, respectively. Pursuant to the terms of the Credit Agreement, we are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility at a rate that ranges from 4.5 bps to 12.5 bps, depending upon the Company’s then-prevailing credit rating. As of March 31, 2023, the annual commitment fee was 9 bps. Additionally, as of March 31, 2023, if our credit ratings were downgraded to be below investment grade, the maximum potential increase to our annual commitment fee for the Revolving Credit Facility, using the highest range of the ranges discussed above, is estimated to be approximately $1 million.
Our equity investment in a publicly traded company is subject to market price risk, which we typically do not attempt to reduce or eliminate through hedging activities. As of March 31, 2023, the fair value of our investment in the marketable equity security, which began publicly trading on the Tokyo Stock Exchange on April 5, 2021, was $19.8 million. Assuming a decline of 50% in market prices, the aggregate value of our investment in the marketable equity security could decrease by approximately $10 million, based on the value as of March 31, 2023.
See Note 5 “Marketable Securities” to our Condensed Consolidated Financial Statements in Part I, Item 1 and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional details and risks that may affect the value of the investments in our portfolio as of March 31, 2023.
As of March 31, 2023, we had net forward and option contracts to buy $235.7 million in foreign currency in order to hedge certain currency exposures (see Note 16 “Derivative Instruments and Hedging Activities” to our Condensed Consolidated Financial Statements for additional details). If we had entered into these contracts on March 31, 2023, the U.S. dollar equivalent would have been $242.8 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $80.5 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our results of operations or cash flows.

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
•Risks in connection to public health crises, such as the COVID-19 pandemic, including any disruptions to the global supply chain and business operations.
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
Over the past several years, there have been a variety of rules and regulations issued by BIS that have had an impact on our ability to sell certain products and provide certain services to certain customers in China. These rules and regulations may significantly harm our business, results of operations, financial condition and cash flows in future periods, unless we are able to obtain required licenses.
We maintain significant operations outside the United States, and existing and evolving trade restrictions imposed by the U.S. and other governments could significantly disrupt our global operations. The U.S. government has tightened export controls for commodities, software, and technology (collectively, “items”) destined to China over the past several years. These controls have included, for example, restrictions on exporting certain items to military end users and for military end uses, the addition of numerous entities to the U.S. Entity List (a list of parties that are generally ineligible to receive U.S.-regulated items without prior licensing from BIS), and the creation of new licensing requirements that apply to the export, re-export, and transfer of certain foreign-made items that are the direct product of U.S. origin technology or produced by a plant or major component of a plant that itself is the direct product of U.S. origin technology and which are destined to Huawei or its affiliates and other specified companies on the U.S. Entity List.
In October 2022, BIS published the BIS Rules that introduce restrictions related to semiconductor, semiconductor manufacturing, supercomputer, and advanced computing items and end uses. These rules impose restrictions on our ability to sell, ship, and support certain equipment and otherwise conduct business with certain counterparties, primarily including China-based companies involved in advanced semiconductor manufacturing. Further, the BIS Rules impose new restrictions on the activities of U.S. persons with respect to certain items that are not subject to the Export Administration Regulations (“EAR”), which departs from BIS’ typical practice of controlling items that are subject to the EAR, and could further restrict our ability to conduct business in China. The BIS Rules are complex, and BIS could revise or expand them in response to public comments. Likewise, BIS may issue guidance clarifying the scope of the rules. Such revisions, expansions or guidance could change the impact of the rules for our business.
These rules and regulations may significantly harm our business unless we are able to obtain required licenses. We are applying for export licenses, when required, in an effort to avoid disruption to our and our customers’ operations, but there can be no assurance that export licenses applied for by either us or our customers will be granted. To the extent BIS does issue licenses to us or to our customers, such licenses may have a short duration or require us to satisfy various conditions. If pending and future export license applications are not granted, or additional restrictions are imposed, or if regulators adopt new interpretations of existing regulations, the potential impact on us could be material by harming our RPO, requiring us to return substantial deposits received from customers in China for existing purchase orders, and/or further limiting our ability to meet our contractual obligations and sell our products or provide services to our customers in China. We may lose revenue in future periods related to anticipated sales to customers in China, unless we are able to replace their orders with other customer orders for which either a license has been obtained or is not required. Our revenue from sales of products and provision of services to customers in China was 29%, 26% and 26% for fiscal years 2022, 2021 and 2020, respectively.
Additionally, the Chinese government has adopted, and may further adopt, new regulations, in response to U.S. government actions, which could adversely affect our ability to do business in China. We have controls and procedures designed to maintain compliance with U.S. and other applicable export control laws and regulations; however, we cannot guarantee that such controls and procedures will be successful in preventing violations or allegations of violations, of increasingly complex and often conflicting regulations worldwide. The complexity and evolving nature of the rules and regulations, and the fact that Commerce or other relevant regulators might adopt interpretations of regulations that differ from those of the Company, increases our risk of non-compliance.
Any violations by us of applicable export laws and regulations could result in significant civil and criminal penalties, including fines and criminal proceedings against the Company or responsible employees, a denial of export privileges, suspension or debarment. Our employees, customers, suppliers or other third parties with whom we work may also engage in conduct for which the Company might be held responsible. We could face significant compliance, litigation or settlement costs and diversion of management’s attention from our business as a result. Further, the Company may be subject to negative publicity or reputational harm, resulting in reduced demand for our products, employee attrition and other negative impact on our business, results of operations, financial condition and cash flows.

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
In the conduct of our business, we collect, use, transmit and store data on information systems and networks, including systems and networks owned and maintained by KLA and/or by third-party providers. This data includes confidential information, transactional information and IP belonging to us, our customers and our business partners, as well as personally identifiable information of individuals. We also integrate and use third-party services and products, including software, in our systems, networks and operations. Despite network security and other measures, our, our customers’, suppliers’ and other third-party providers’ information systems and networks are susceptible to computer viruses, ransomware, cyber-related security breaches and similar disruptions from unauthorized intrusions, tampering, misuse or criminal acts made directly against our systems or networks, or through our third-party providers or the supply chain, including phishing, or other events or developments that we may be unable to anticipate or fail to mitigate, including, but not limited to, vulnerabilities or misconfigurations in information systems, networks, software or hardware. In addition, insider actors, malicious or otherwise, could misappropriate our, our customers’ or business partners’ data, tamper with our products or otherwise cause disruptions to our business operations. We have experienced cyber-related attacks in the past, and are likely to experience cyber-related incidents in the future. Our security measures may also be breached due to employee errors, malfeasance, or otherwise. Third parties may also attempt to influence employees, users, suppliers or customers to disclose sensitive information in order to gain access to our, our customers’ or business partners’ data. Because the techniques used to obtain unauthorized access to the information systems change frequently, may not be recognized until launched against a target and are increasingly designed to circumvent controls, avoid detection and remove or obfuscate forensic artifacts, we may be unable to anticipate these techniques, implement adequate preventative measures, or adequately identify, investigate and recover from cybersecurity incidents.
Any cybersecurity incident or occurrence could impact our business directly, or indirectly by impacting third parties in the supply chain, in many potential ways: disruptions to operations; misappropriation, corruption or theft of confidential information, including IP and other critical data, of KLA, our customers or other business partners; misappropriation of funds and Company assets; reduced value of our investments in research, development and engineering; litigation with, or payment of damages to, third parties; reputational damage; costs to comply with regulatory inquiries or actions; data privacy issues; costs to rebuild our information systems and networks; and increased cybersecurity protection and remediation costs. Cybersecurity incidents affecting our customers could result in substantial delays in our ability to ship to those customers or install our products, which could result in delays in revenue recognition or the cancellation of orders, and cybersecurity incidents affecting our suppliers could result in substantial delays in our ability to obtain necessary components for our products from those suppliers, which could hamper our ability to ship our products to our customers, harming our results of operations. For example, in February 2023, one of our suppliers experienced a ransomware event that caused delays in its manufacturing operations, resulting in its shipment delays to us for components we ordered, which in turn caused delays in some of our outbound shipments during the quarter. Such events could cause disruptions in the future.
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
Our global operations are dependent upon certain information systems, including telecommunications, the internet, our corporate intranet, network communications, email and various computer hardware and software applications. System failures or malfunctions, such as difficulties with our customer and supplier relationship management systems, could disrupt our operations and our ability to timely and accurately process and report key components of our financial results. Our enterprise resource planning (“ERP”) system is integral to our ability to accurately and efficiently maintain our books and records, record transactions, provide critical information to our management, and prepare our financial statements. Any disruptions or difficulties that may occur in connection with our ERP system or other systems (whether in connection with the regular operation, periodic enhancements, modifications or upgrades of such systems or the integration of our acquired businesses into such systems, or due to cybersecurity events such as ransomware attacks, including attacks on the information systems of our business partners and other third parties) could adversely affect our ability to complete important business processes, such as the evaluation of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Any of these events could have an adverse effect on our business, operating results and financial condition.
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
Disruption of our manufacturing facilities or other operations or those of our suppliers, or in the operations of our customers, due to earthquake, flood, other natural catastrophic events, public health crises such as the COVID-19 pandemic or terrorism could result in cancellation of orders, delays in deliveries or other business activities, or loss of customers and could seriously harm our business.
We have significant manufacturing operations in the U.S., Singapore, Israel, Germany, United Kingdom, Italy and China. In addition, our business is international in nature, with our sales, service and administrative personnel and our customers and suppliers located in numerous countries throughout the world. Operations at our manufacturing facilities and our assembly subcontractors and those of our suppliers, as well as our other operations and those of our customers, are subject to disruption for a variety of reasons, including work stoppages, acts of war such as Russia’s invasion of Ukraine, terrorism, public health crises such as the COVID-19 pandemic, fire, earthquake, volcanic eruptions, energy shortages or power blackouts, flooding or other natural disasters; and certain of these events may become more frequent or intense as a result of climate change. Such disruption has caused (as with the COVID-19 pandemic, for example) and could in the future cause inefficiencies in our workforce and delays in, among other things, shipments of products to our customers, our ability to perform services requested by our customers, the ability of our suppliers to supply us components for our products in a timely manner, or the timely installation and acceptance of our products at customer sites. Such disruptions could also induce illiquidity for our customers and suppliers, further straining our supply chain and causing continued uncertainty in customers' abilities to pay for the products they purchase and their demand for our products and services. In case of any disruptions in our supply chain, we may need to commit to increased purchases and provide longer lead times to secure critical components, which could increase inventory obsolescence risk.

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
We have a leveraged capital structure.
As of March 31, 2023, we had $5.95 billion aggregate principal amount of outstanding indebtedness, consisting of $5.95 billion aggregate principal amount of senior, unsecured long-term notes, of which $3.00 billion were issued in the fourth quarter of fiscal 2022. We have a Credit Agreement and a Revolving Credit Facility with a maturity date of June 8, 2027 with two one-year extension options that allows us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. As of March 31, 2023, we had an aggregate principal amount of no outstanding borrowings under our Revolving Credit Facility. We may incur additional indebtedness in the future by accessing the unfunded portion of our Revolving Credit Facility and/or entering into new financing arrangements. We also announced a stock repurchase program, under which the remaining available for repurchases was $2.29 billion as of March 31, 2023. A large portion of the remaining repurchases may be financed with new indebtedness. Our ability to pay interest and repay the principal amount of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this Item 1A. There can be no assurance that we will be able to manage any of these risks successfully.
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
We are exposed to risks related to our receivables factoring and banking arrangements.
We enter into factoring arrangements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, we maintain cash and cash equivalents with several domestic and foreign financial institutions, in excess of the Federal Deposit Insurance Corporation insurance limit. If we were to stop entering into these factoring arrangements, our operating results, financial condition and cash flows could be adversely impacted by delays or failures in collecting trade receivables. However, by engaging these financial institutions for factoring arrangements and for banking services, we are exposed to additional risks that any of such financial institutions may prove to be not financially viable. If any of these financial institutions experiences financial difficulties or is otherwise unable to honor the terms of our factoring or deposit arrangements, we may experience material financial losses due to the failure of such arrangements or a lack of access to our funds, any of which could have an adverse impact upon our operating results, financial condition and cash flows.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share(3)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
January 1, 2023 to January 31, 2023	421,054	$401.79	421,054	$2,602,822,187
February 1, 2023 to February 28, 2023	370,316	$391.30	370,316	$2,457,918,682
March 1, 2023 to March 31, 2023	435,418	$376.82	435,418	$2,293,842,520
Total	1,226,788		1,226,788
__________________
(1)Our Board of Directors has authorized a program that permits us to repurchase our common stock, including a $6.00 billion increase approved by the Board in June 2022. As of March 31, 2023, approximately $2.29 billion remained available for repurchases under our repurchase program. All shares in the table were purchased pursuant to our publicly announced repurchase program.
(2)Our stock repurchase program has no expiration date and may be suspended at any time. Future repurchases of shares of our common stock under our repurchase program may be effected through various different repurchase transaction structures including isolated open market transactions, accelerated share repurchase agreements or systematic repurchase plans, subject to market conditions, applicable legal requirements and other factors.
(3)Average price paid per share excludes any excise tax imposed on certain stock repurchases as part of the Inflation Reduction Act of 2022.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1	Restated Certificate of Incorporation	10-K	No. 000-09992	3.1	August 16, 2019

3.2	Amended and Restated By-Laws	8-K	No. 000-09992	3.1	November 4, 2022

10.1	Calendar 2023 Executive Incentive Plan*+

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350^

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

KLA CORPORATION
(Registrant)

April 28, 2023	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

April 28, 2023	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 28, 2023	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)