Form 10-Q
period 2023-09-30
KLA CORP
filed 2023-10-27
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of October 16, 2023, there were 135,932,316 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
KLA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,711,570	$1,927,865
Marketable securities	1,637,751	1,315,294
Accounts receivable, net	1,630,746	1,753,361
Inventories	3,007,705	2,876,784
Other current assets	443,019	498,728
Total current assets	8,430,791	8,372,032
Land, property and equipment, net	1,059,925	1,031,841
Goodwill	2,278,805	2,278,820
Deferred income taxes	870,472	816,899
Purchased intangible assets, net	871,999	935,303
Other non-current assets	624,849	637,462
Total assets	$14,136,841	$14,072,357
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$363,662	$371,026
Deferred system revenue	665,777	651,720
Deferred service revenue	406,940	416,606
Other current liabilities	2,381,364	2,303,490
Total current liabilities	3,817,743	3,742,842
Long-term debt	5,891,731	5,890,736
Deferred tax liabilities	505,812	529,287
Deferred service revenue	192,236	176,681
Other non-current liabilities	739,102	813,058
Total liabilities	11,146,624	11,152,604
Commitments and contingencies (Notes 9, 14 and 15)
Stockholders’ equity:
Common stock and capital in excess of par value	2,073,476	2,107,663
Retained earnings	966,179	848,431
Accumulated other comprehensive loss	(49,438)	(36,341)
Total stockholders’ equity	2,990,217	2,919,753
Total liabilities and stockholders’ equity	$14,136,841	$14,072,357
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
(In thousands, except per share amounts)	2023	2022
Revenues:
Product	$1,836,664	$2,195,609
Service	560,292	528,815
Total revenues	2,396,956	2,724,424
Costs and expenses:
Costs of revenues	946,891	1,041,226
Research and development	311,214	318,515
Selling, general and administrative	239,645	253,980
Interest expense	74,234	74,395
Loss on extinguishment of debt	—	13,286
Other expense (income), net	(26,739)	(47,006)
Income before income taxes	851,711	1,070,028
Provision for income taxes	110,336	43,963
Net income	741,375	1,026,065
Less: Net income attributable to non-controlling interest	—	74
Net income attributable to KLA	$741,375	$1,025,991
Net income per share attributable to KLA
Basic	$5.43	$7.23
Diluted	$5.41	$7.20
Weighted-average number of shares:
Basic	136,412	141,829
Diluted	137,104	142,563
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,
(In thousands)	2023	2022
Net income	$741,375	$1,026,065
Other comprehensive income (loss):
Currency translation adjustments:
Cumulative currency translation adjustments	(6,853)	(19,712)
Income tax benefit	260	—
Net change related to currency translation adjustments	(6,593)	(19,712)
Cash flow hedges:
Net unrealized gains (losses) arising during the period	(1,481)	1,768
Reclassification adjustments for net gains included in net income	(7,108)	(10,175)
Income tax benefit	856	1,188
Net change related to cash flow hedges	(7,733)	(7,219)
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	242	891
Available-for-sale securities:
Net unrealized gains (losses) arising during the period	1,244	(6,964)
Reclassification adjustments for net losses included in net income	12	174
Income tax (provision) benefit	(269)	1,460
Net change related to available-for-sale securities	987	(5,330)
Other comprehensive loss	(13,097)	(31,370)
Less: Comprehensive income attributable to non-controlling interest	—	74
Total comprehensive income attributable to KLA	$728,278	$994,621
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholders’ Equity	Non- Controlling Interest	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2023	136,750	$2,107,663	$848,431	$(36,341)	$2,919,753	$—	$2,919,753
Net income	—	—	741,375	—	741,375	—	741,375
Other comprehensive loss	—	—	—	(13,097)	(13,097)	—	(13,097)
Net issuance under employee stock plans	173	(68,237)	—	—	(68,237)	—	(68,237)
Repurchase of common stock	(956)	(14,722)	(444,371)	—	(459,093)	—	(459,093)
Cash dividends ($1.30 per share) and dividend equivalents declared	—	—	(179,256)	—	(179,256)	—	(179,256)
Stock-based compensation expense	—	48,772	—	—	48,772	—	48,772
Balances as of September 30, 2023	135,967	$2,073,476	$966,179	$(49,438)	$2,990,217	$—	$2,990,217

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholders’ Equity	Non- Controlling Interest	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2022	141,804	$1,061,940	$366,882	$(27,471)	$1,401,351	$(2,261)	$1,399,090
Net income attributable to KLA	—	—	1,025,991	—	1,025,991	—	1,025,991
Net income attributable to non-controlling interest	—	—	—	—	—	74	74
Other comprehensive loss	—	—	—	(31,370)	(31,370)	—	(31,370)
Net issuance under employee stock plans	171	(54,950)	—	—	(54,950)	—	(54,950)
Repurchase of common stock	(257)	(1,926)	(87,690)	—	(89,616)	—	(89,616)
Cash dividends ($1.30 per share) and dividend equivalents declared	—	—	(186,216)	—	(186,216)	—	(186,216)
Stock-based compensation expense	—	34,982	—	—	34,982	—	34,982
Purchase of non-controlling interest	—	1,902	—	—	1,902	(6,196)	(4,294)
Disposal of non-controlling interest	—	—	—	—	—	8,383	8,383
Balances as of September 30, 2022	141,718	$1,041,948	$1,118,967	$(58,841)	$2,102,074	$—	$2,102,074
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$741,375	$1,026,065
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,403	101,938
Loss on extinguishment of debt	—	13,286
Unrealized foreign exchange loss and other	9,970	1,783
Asset impairment charges	—	9,156
Disposal of non-controlling interest	—	8,270
Stock-based compensation expense	48,772	34,982
Gain on sale of business	—	(29,687)
Deferred income taxes	(71,322)	(156,226)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	107,018	(55,073)
Inventories	(138,419)	(265,530)
Other assets	(7,520)	45,637
Accounts payable	8,345	36,472
Deferred system revenue	14,057	(60,492)
Deferred service revenue	5,901	(12,411)
Other liabilities	63,160	313,375
Net cash provided by operating activities	883,740	1,011,545
Cash flows from investing activities:
Net proceeds from sale of business	—	75,358
Business acquisitions, net of cash acquired	—	(27,144)
Capital expenditures	(68,045)	(84,352)
Purchases of available-for-sale securities	(530,842)	(256,793)
Proceeds from sale of available-for-sale securities	7,983	26,608
Proceeds from maturity of available-for-sale securities	201,149	211,465
Purchases of trading securities	(49,958)	(19,512)
Proceeds from sale of trading securities	48,042	19,875
Proceeds from other investments	—	1,020
Net cash used in investing activities	(391,671)	(53,475)
Cash flows from financing activities:
Payment of debt issuance costs	—	(6,515)
Proceeds from revolving credit facility	—	300,000
Repayment of debt	—	(662,250)
Common stock repurchases	(455,412)	(89,846)
Payment of dividends to stockholders	(181,507)	(187,984)
Issuance of common stock	—	115
Tax withholding payments related to vested and released restricted stock units	(68,237)	(54,952)
Purchase of non-controlling interest	—	(4,295)
Net cash used in financing activities	(705,156)	(705,727)
Effect of exchange rate changes on cash and cash equivalents	(3,208)	(17,971)
Net increase (decrease) in cash and cash equivalents	(216,295)	234,372
Cash and cash equivalents at beginning of period	1,927,865	1,584,908
Cash and cash equivalents at end of period	$1,711,570	$1,819,280
Supplemental cash flow disclosures:
Income taxes paid, net	$99,388	$101,061
Interest paid	$113,236	$44,216
Non-cash activities:
Contingent consideration payable - financing activities	$(920)	$145
Dividends payable - financing activities	$1,853	$1,942
Unsettled common stock repurchase - financing activities	$11,000	$—
Accrued purchases of land, property and equipment - investing activities	$22,729	$34,027
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
The unaudited interim Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of June 30, 2023 was derived from the Company’s audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, but does not include all disclosures required by GAAP for audited financial statements. The unaudited interim Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations, comprehensive income, stockholders’ equity and cash flows for the periods indicated. These Condensed Consolidated Financial Statements and notes, however, should be read in conjunction with Item 8 “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
The Condensed Consolidated Financial Statements include the accounts of KLA and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The results of operations for the three months ended September 30, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2024.
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
Significant Accounting Policies. There have been no material changes to our significant accounting policies summarized in Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
Recent Accounting Pronouncements
Recently Adopted
In October 2021, the Financial Accounting Standards Board issued Accounting Standards Update 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires companies to apply revenue guidance to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination at carrying value. Under the prior business combination guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. We adopted this update beginning in the first quarter of our fiscal year ending June 30, 2024 on a prospective basis. The impact of adopting this update will depend on the magnitude of contract assets and contract liabilities acquired in future acquisitions.

Updates Not Yet Effective
None.
NOTE 2 – REVENUE
Contract Balances
The following table represents the opening and closing balances of accounts receivable, net, contract assets and contract liabilities as of the indicated dates.

	As of	As of
(Dollar amounts in thousands)	September 30, 2023	June 30, 2023	$ Change	% Change
Accounts receivable, net	$1,630,746	$1,753,361	$(122,615)	(7)%
Contract assets	$93,300	$117,137	$(23,837)	(20)%
Contract liabilities	$1,264,953	$1,245,007	$19,946	2%
Our payment terms and conditions vary by contract type, although the terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of product shipment, with the remainder payable within 30 days of acceptance.
The change in contract assets during the three months ended September 30, 2023 was mainly due to $69.8 million of contract assets reclassified to accounts receivable, net as our right to consideration for these contract assets became unconditional, partially offset by $46.5 million of revenue recognized for which the payment is subject to conditions other than passage of time. Contract assets are included in other current assets on our Condensed Consolidated Balance Sheets.
The change in contract liabilities during the three months ended September 30, 2023 was mainly due to an increase in the value of products and services billed to customers for which control of the products and services has not transferred to the customers, partially offset by recognition in revenue of $601.1 million that was included in contract liabilities as of June 30, 2023. The change in contract liabilities during the three months ended September 30, 2022 was mainly due to the recognition in revenue of $489.5 million that was included in contract liabilities as of June 30, 2022, partially offset by an increase in the value of products and services billed to customers for which control of the products and services has not transferred to the customers. Contract liabilities are included in current and non-current liabilities on our Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

As of September 30, 2023, we had $10.85 billion of remaining performance obligations, which represents our obligation to deliver products and services, and primarily consists of sales orders where written customer requests have been received. This amount includes customer deposits of $818.9 million as disclosed in Note 4 “Financial Statement Components” and excludes contract liabilities of $1.26 billion as described above. We expect to recognize approximately 40% to 50% of these performance obligations as revenue beyond the next 12 months, but this estimate is subject to constant change. The supply chain disruptions caused by the pandemic as well as elevated demand levels in recent years have led to customers agreeing to purchase equipment from us with lead times that are longer than our historical experience. More recently, we have seen the macro-driven slowdown has impacted consumers’ semiconductor device demand, causing the semiconductor industry to rebalance its supply chain and inventory levels. In response to this change, some of our customers began adjusting their capacity expansion-focused capital expenditure plans for calendar year 2023. As customers try to balance the evolution of their technological, production or market needs with the timing and content of orders placed with us, there is elevated risk of order modifications, pushouts, or cancellations.

In addition, in October 2022, the U.S. government issued regulations that imposed new export licensing requirements for certain U.S. semiconductor and high-performance computing technology (including wafer fab equipment), for the use of such technology for certain end uses in the People’s Republic of China (“China”), and for the provision of support by U.S. Persons to certain advanced integrated circuit (“IC”) fabs located in China. The regulations impose export license requirements effectively on all KLA products and services to customers located in China that fabricate certain advanced logic, NAND and DRAM ICs. KLA is also restricted from providing certain U.S. origin tools, software and technology to certain wafer fab equipment manufacturers located in China, absent an export license. In October 2023, the U.S. government issued additional regulations that go into effect in November 2023. These additional rules are designed to update export controls on advanced computing semiconductors and semiconductor manufacturing equipment, as well as items that support supercomputing applications and end-uses, to arms embargoed countries, including China. They adjust the parameters included in the existing regulations that determine whether an advanced computing chip is restricted and impose new measures to address risks of circumvention of the controls established in October 2022. The regulations are very complex and we are still evaluating these rules and assessing their impact on our business and operations. We are taking appropriate measures to comply with all government regulations, and will continue to apply for export licenses, when required, to avoid disruption to our customers’ operations. While some export licenses have been obtained by us or our customers, there can be no assurance that export licenses applied for by either us or our customers, now or in the future, will be granted.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers between Level 1, Level 2 and Level 3 fair value measurements during the three months ended September 30, 2023.
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
The fair values of contingent consideration payable, the majority of which were recorded in connection with business combinations, were classified as Level 3 and estimated using significant inputs that were not observable in the market. See Note 6 “Business Combinations and Dispositions” to our Condensed Consolidated Financial Statements for additional information.

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on our Condensed Consolidated Balance Sheets as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Little or No Market Activity Inputs
As of September 30, 2023 (In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds and other	$1,077,456	$1,077,456	$—	$—
U.S. Treasury securities	12,740	—	12,740	—
Marketable securities:
Corporate debt securities	681,245	—	681,245	—
Municipal securities	30,478	—	30,478	—
U.S. Government agency securities	133,687	133,687	—	—
U.S. Treasury securities	595,220	473,725	121,495	—
Equity securities	13,825	13,825	—	—
Total cash equivalents and marketable securities(1)	2,544,651	1,698,693	845,958	—
Other current assets:
Derivative assets	37,808	—	37,808	—
Other non-current assets:
Executive Deferred Savings Plan	248,455	223,621	24,834	—
Total financial assets(1)	$2,830,914	$1,922,314	$908,600	$—
Liabilities
Derivative liabilities	$(27,682)	$—	$(27,682)	$—
Contingent consideration payable	(5,528)	—	—	(5,528)
Total financial liabilities	$(33,210)	$—	$(27,682)	$(5,528)
________________
(1) Excludes cash of $311.9 million held in operating accounts and time deposits of $492.8 million (of which $309.5 million were cash equivalents) as of September 30, 2023.

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the date indicated below, were presented on our Condensed Consolidated Balance Sheets as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Little or No Market Activity Inputs
As of June 30, 2023 (In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds and other	$1,257,223	$1,257,223	$—	$—
U.S. Government agency securities	3,788	—	3,788	—
U.S. Treasury securities	11,500	—	11,500	—
Marketable securities:
Corporate debt securities	502,650	—	502,650	—
Municipal securities	31,788	—	31,788	—
U.S. Government agency securities	129,784	127,715	2,069	—
U.S. Treasury securities	518,215	425,234	92,981	—
Equity securities	18,159	18,159	—	—
Total cash equivalents and marketable securities(1)	2,473,107	1,828,331	644,776	—
Other current assets:
Derivative assets	35,712	—	35,712	—
Other non-current assets:
Executive Deferred Savings Plan	256,846	198,639	58,207	—
Total financial assets(1)	$2,765,665	$2,026,970	$738,695	$—
Liabilities
Derivative liabilities	$(12,106)	$—	$(12,106)	$—
Contingent consideration payable	(6,447)	—	—	(6,447)
Total financial liabilities	$(18,553)	$—	$(12,106)	$(6,447)
________________
(1) Excludes cash of $298.6 million held in operating accounts and time deposits of $471.4 million (of which $356.7 million were cash equivalents) as of June 30, 2023.

NOTE 4 – FINANCIAL STATEMENT COMPONENTS
Condensed Consolidated Balance Sheets

	As of	As of
(In thousands)	September 30, 2023	June 30, 2023
Accounts receivable, net:
Accounts receivable, gross	$1,664,280	$1,786,993
Allowance for credit losses	(33,534)	(33,632)
	$1,630,746	$1,753,361
Inventories:
Customer service parts	$560,088	$524,096
Raw materials	1,614,050	1,559,202
Work-in-process	635,045	578,864
Finished goods	198,522	214,622
	$3,007,705	$2,876,784
Other current assets:
Deferred costs of revenues	$126,873	$133,067
Prepaid expenses	120,553	121,204
Contract assets	93,300	117,137
Prepaid income and other taxes	33,371	64,901
Other current assets	68,922	62,419
	$443,019	$498,728
Land, property and equipment, net:
Land	$78,261	$72,287
Buildings and leasehold improvements	862,733	825,975
Machinery and equipment	1,044,335	1,016,713
Office furniture and fixtures	59,221	58,036
Construction-in-process	169,306	168,817
	2,213,856	2,141,828
Less: accumulated depreciation	(1,153,931)	(1,109,987)
	$1,059,925	$1,031,841
Other non-current assets:
Executive Deferred Savings Plan(1)	$248,455	$256,846
Operating lease right of use assets	218,053	208,706
Other non-current assets	158,341	171,910
	$624,849	$637,462
Other current liabilities:
Customer deposits	$675,582	$769,000
Income taxes payable	517,768	383,012
Compensation and benefits	472,768	370,536
Other liabilities and accrued expenses	365,615	383,407
Executive Deferred Savings Plan(1)	248,818	258,223
Interest payable	65,299	105,270
Operating lease liabilities	35,514	34,042
	$2,381,364	$2,303,490
Other non-current liabilities:
Income taxes payable	$267,185	$322,113
Customer deposits	143,339	156,874
Operating lease liabilities	138,682	138,354
Pension liabilities	60,821	63,672
Other non-current liabilities	129,075	132,045
	$739,102	$813,058

________________
(1)We have a non-qualified deferred compensation plan (known as “Executive Deferred Savings Plan” or “EDSP”) under which certain employees and non-employee directors may defer a portion of their compensation. The benefit associated with changes in the EDSP liability included in selling, general and administrative (“SG&A”) expense was $9.3 million and $10.3 million during the three months ended September 30, 2023 and 2022, respectively. The amount of net losses associated with changes in the EDSP assets included in SG&A expense was $9.5 million and $10.3 million during the three months ended September 30, 2023 and 2022, respectively. For additional details, refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) (“AOCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of September 30, 2023	$(71,220)	$(11,810)	$52,211	$(18,619)	$(49,438)

Balance as of June 30, 2023	$(64,627)	$(12,797)	$59,944	$(18,861)	$(36,341)
The effects on net income of amounts reclassified from AOCI to the Condensed Consolidated Statements of Operations for the indicated periods were as follows (in thousands; amounts in parentheses indicate debits or reductions to earnings):

AOCI Components		Three Months Ended
	Location in the Condensed Consolidated Statement of Operations	September 30,
		2023	2022
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$3,396	$14,605
	Costs of revenues and operating expenses	2,775	(5,367)
	Interest expense	937	937
	Net gains reclassified from AOCI	$7,108	$10,175
Unrealized losses on available-for-sale securities	Other expense (income), net	$(12)	$(174)

The amount reclassified out of AOCI related to our defined benefit pension plans that was recognized as a component of net periodic cost for the three months ended September 30, 2023 and 2022 was $0.3 million and $0.4 million, respectively. For additional details, refer to Note 13 “Employee Benefit Plans” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

NOTE 5 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of September 30, 2023 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$687,213	$48	$(6,016)	$681,245
Money market funds and other	1,077,456	—	—	1,077,456
Municipal securities	31,032	2	(556)	30,478
U.S. Government agency securities	134,563	—	(876)	133,687
U.S. Treasury securities	615,592	5	(7,637)	607,960
Equity securities(1)	3,211	10,614	—	13,825
Subtotal	2,549,067	10,669	(15,085)	2,544,651
Add: Time deposits(2)	492,767	—	—	492,767
Less: Cash equivalents	1,399,666	1	—	1,399,667
Marketable securities	$1,642,168	$10,668	$(15,085)	$1,637,751

As of June 30, 2023 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$508,511	$52	$(5,913)	$502,650
Money market funds and other	1,257,223	—	—	1,257,223
Municipal securities	32,525	—	(737)	31,788
U.S. Government agency securities	134,486	4	(918)	133,572
U.S. Treasury securities	538,487	10	(8,782)	529,715
Equity securities(1)	3,211	14,948	—	18,159
Subtotal	2,474,443	15,014	(16,350)	2,473,107
Add: Time deposits(2)	471,439	—	—	471,439
Less: Cash equivalents	1,629,248	4	—	1,629,252
Marketable securities	$1,316,634	$15,010	$(16,350)	$1,315,294
________________
(1) Unrealized gains on equity securities included in our portfolio include the initial fair value adjustment recorded upon a security becoming marketable.
(2) Time deposits excluded from fair value measurements.
Our investment portfolio includes both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of our unrealized losses are due to changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all these investments upon maturity. As of September 30, 2023, we had 591 investments in a gross unrealized loss position. The following table summarizes the fair value and gross unrealized losses of our investments that were in an unrealized loss position as of the dates indicated below.

As of September 30, 2023	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$463,017	$(2,772)	$165,161	$(3,244)	$628,178	$(6,016)
Municipal securities	11,480	(147)	14,834	(409)	26,314	(556)
U.S. Government agency securities	112,180	(736)	19,667	(140)	131,847	(876)
U.S. Treasury securities	305,758	(2,456)	249,795	(5,181)	555,553	(7,637)
Total	$892,435	$(6,111)	$449,457	$(8,974)	$1,341,892	$(15,085)

As of June 30, 2023	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$310,613	$(2,242)	$161,263	$(3,671)	$471,876	$(5,913)
Municipal securities	9,011	(199)	17,253	(538)	26,264	(737)
U.S. Government agency securities	80,793	(459)	36,406	(459)	117,199	(918)
U.S. Treasury securities	288,376	(4,117)	183,475	(4,665)	471,851	(8,782)
Total	$688,793	$(7,017)	$398,397	$(9,333)	$1,087,190	$(16,350)
The contractual maturities of securities classified as available-for-sale, regardless of their classification on our Condensed Consolidated Balance Sheets, as of the date indicated below were as follows:

As of September 30, 2023 (In thousands)	Amortized Cost	Fair Value
Due within one year	$846,346	$852,255
Due after one year through three years	795,822	785,496
Total	$1,642,168	$1,637,751
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities for the three months ended September 30, 2023 and 2022 were immaterial.
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
We have included the financial results of the acquisition in our Condensed Consolidated Financial Statements from the acquisition date, and these results were not material to our Condensed Consolidated Financial Statements. The goodwill recorded as a result of the above acquisition was not deductible for tax purposes.
As of September 30, 2023, we had $5.5 million of contingent consideration recorded for the acquisitions completed during our fiscal year ended June 30, 2019, all of which is classified as a current liability on the Condensed Consolidated Balance Sheet.
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
For additional details of business combinations and assets held for sale, refer to Note 6 “Business Combinations and Dispositions” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
NOTE 7 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in business combinations. We have three reportable segments and five operating segments. The operating segments are determined to be the same as reporting units. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements. The following table presents changes in goodwill carrying value during the three months ended September 30, 2023:

(In thousands)	Wafer Inspection and Patterning	Global Service and Support (“GSS”)	Specialty Semiconductor Process	Printed Circuit Board (“PCB”) and Display	Component Inspection	Total
Balance as of June 30, 2023	$727,130	$25,908	$681,858	$830,349	$13,575	$2,278,820
Foreign currency adjustments	(15)	—	—	—	—	(15)
Balance as of September 30, 2023	$727,115	$25,908	$681,858	$830,349	$13,575	$2,278,805
Goodwill is not subject to amortization but is tested for impairment annually during the third fiscal quarter, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
As of September 30, 2023, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the annual assessment performed in the third quarter of the fiscal year ended June 30, 2023. There was no goodwill impairment as a result of that assessment. For additional details, refer to Note 7, "Goodwill and Purchased Intangible Assets" to our Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of September 30, 2023			As of June 30, 2023
Category	Range of Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-8	$1,552,074	$887,902	$664,172	$1,536,826	$841,815	$695,011
Customer relationships	4-9	358,567	214,609	143,958	358,567	205,037	153,530
Trade name / Trademark	4-7	119,083	86,068	33,015	116,583	78,749	37,834
Order backlog and other	<1-7	83,336	82,590	746	85,836	82,264	3,572
Intangible assets subject to amortization		2,113,060	1,271,169	841,891	2,097,812	1,207,865	889,947
In-process research and development		46,074	15,966	30,108	61,322	15,966	45,356
Total		$2,159,134	$1,287,135	$871,999	$2,159,134	$1,223,831	$935,303
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
As of September 30, 2023, there were no impairment indicators for purchased intangible assets.
Amortization expense for purchased intangible assets for the periods indicated below was as follows:

	Three Months Ended September 30,
(In thousands)	2023	2022
Amortization expense - Costs of revenues	$46,088	$45,066
Amortization expense - SG&A	17,216	20,128
Amortization expense - Research and development	—	31
Total	$63,304	$65,225

Based on the purchased intangible assets gross carrying amount recorded as of September 30, 2023, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2024 (remaining nine months)	$177,836
2025	224,688
2026	208,775
2027	132,194
2028	49,727
2029 and thereafter	48,671
Total	$841,891
NOTE 8 – DEBT
The following table summarizes our debt as of September 30, 2023 and June 30, 2023:

	As of September 30, 2023		As of June 30, 2023
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 4.650% Senior Notes due on November 1, 2024	$750,000	4.682%	$750,000	4.682%
Fixed-rate 5.650% Senior Notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Fixed-rate 4.100% Senior Notes due on March 15, 2029	800,000	4.159%	800,000	4.159%
Fixed-rate 5.000% Senior Notes due on March 15, 2049	400,000	5.047%	400,000	5.047%
Fixed-rate 3.300% Senior Notes due on March 1, 2050	750,000	3.302%	750,000	3.302%
Fixed-rate 4.650% Senior Notes due on July 15, 2032	1,000,000	4.657%	1,000,000	4.657%
Fixed-rate 4.950% Senior Notes due on July 15, 2052	1,200,000	5.009%	1,200,000	5.009%
Fixed-rate 5.250% Senior Notes due on July 15, 2062	800,000	5.259%	800,000	5.259%
Total	5,950,000		5,950,000
Unamortized discount/premium, net	(17,558)		(17,848)
Unamortized debt issuance costs	(40,711)		(41,416)
Total	$5,891,731		$5,890,736
Reported as:
Long-term debt	$5,891,731		$5,890,736
Total	$5,891,731		$5,890,736
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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of September 30, 2023 and June 30, 2023 was $5.31 billion and $5.69 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of September 30, 2023, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility
As of September 30, 2023, we have in place a renegotiated Credit Agreement dated June 8, 2022 (“Credit Agreement”) for an unsecured Revolving Credit Facility (“Revolving Credit Facility”) having a maturity date of June 8, 2027 that allows us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. As of September 30, 2023, we had no outstanding borrowings under the Revolving Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the maturity date, at which time we may exercise two one-year extension options with the consent of the lenders. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility can be made as Term Secured Overnight Financing Rate (“SOFR”) Loans or Alternate Base Rate (“ABR”) Loans, at the Company’s option. In the event that Term SOFR is unavailable, any Term SOFR elections will be converted to Daily Simple SOFR, if available. Each Term SOFR Loan will bear interest at a rate per annum equal to the applicable Adjusted Term SOFR rate, which is equal to the applicable Term SOFR rate plus 10 bps that shall not be less than zero, plus a spread ranging from 75 bps to 125 bps, as determined by the Company’s credit ratings at the time. Each ABR Loan will bear interest at a rate per annum equal to the ABR plus a spread ranging from 0 bps to 25 bps, as determined by the Company’s credit ratings at the time. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 4.5 bps to 12.5 bps, subject to an adjustment in conjunction with changes to our credit rating. The applicable interest rates and commitment fees are also subject to adjustment based on the Company’s performance against certain environmental sustainability key performance indicators (“KPI”) related to greenhouse gas emissions and renewable electricity usage. Our performance against these KPIs in calendar year 2022 resulted in reductions to the fees associated with our Revolving Credit Facility. As of September 30, 2023, we elected to pay interest on borrowings under the Revolving Credit Facility at the applicable Adjusted Term SOFR rate plus a spread of 97.5 bps and the applicable commitment fee on the daily undrawn balance of the Revolving Credit Facility was 8.5 bps.
Under the Credit Agreement, the maximum leverage ratio on a quarterly basis is 3.50 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which may be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of September 30, 2023, our maximum allowed leverage ratio was 3.50 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of September 30, 2023.
For additional details, refer to Note 8 “Debt” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
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
Lease expense was $12.4 million and $9.4 million for the three months ended September 30, 2023 and 2022, respectively. Expense related to short-term leases, which are not recorded on the Condensed Consolidated Balance Sheets, was not material for the three months ended September 30, 2023 and 2022. As of September 30, 2023 and June 30, 2023, the weighted-average remaining lease term was 6.6 and 6.7 years, respectively, and the weighted-average discount rate for operating leases was 3.43% and 3.36%, respectively.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30,
In thousands	2023	2022
Operating cash outflows from operating leases	$10,002	$9,627
Right of use assets obtained in exchange for new operating lease liabilities	$12,968	$9,220
Maturities of lease liabilities as of September 30, 2023 were as follows:

Fiscal Year Ending June 30:	(In thousands)
2024 (remaining nine months)	$30,560
2025	37,843
2026	29,918
2027	23,728
2028	15,664
2029 and thereafter	61,970
Total lease payments	199,683
Less imputed interest	(25,487)
Total	$174,196
As of September 30, 2023, we did not have material leases that had not yet commenced.
NOTE 10 – EQUITY, LONG-TERM INCENTIVE COMPENSATION PLANS AND NON-CONTROLLING INTEREST
Equity Incentive Program
As of September 30, 2023, 7.4 million shares remained available for issuance under our 2004 Equity Incentive Plan (the “2004 Plan”). For details of the 2004 Plan refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. On August 3, 2023, our Board of Directors adopted the KLA Corporation 2023 Incentive Award Plan, which is intended to replace our 2004 Plan. The new plan is subject to approval by our stockholders at the annual meeting of stockholders to be held on November 1, 2023.
Equity Incentive Plans - General Information
The following table summarizes the combined activity under our equity incentive plans:

(In thousands)	Available For Grant(1)
Balance as of June 30, 2023	7,761
Restricted stock units granted(2)	(386)
Restricted stock units canceled	27
Balance as of September 30, 2023	7,402
__________________

(1)The number of restricted stock units (“RSU”) reflects the application of the award multiplier of 2.0x to calculate the impact of the award on the shares reserved under the 2004 Plan.
(2)Includes RSUs granted to senior management during the three months ended September 30, 2023 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such RSUs that are deemed to have been earned) (“performance-based RSU”). This line item includes all such performance-based RSUs granted during the three months ended September 30, 2023 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.2 million shares for the three months ended September 30, 2023 reflects the application of the multiplier described above).

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
The following table shows stock-based compensation expense for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2023	2022
Stock-based compensation expense by:
Costs of revenues	$7,669	$5,589
R&D	13,028	8,356
SG&A	28,075	21,037
Total stock-based compensation expense	$48,772	$34,982
Stock-based compensation capitalized as inventory as of September 30, 2023 and June 30, 2023 was $17.5 million and $16.7 million, respectively.
Restricted Stock Units
The following table shows the activity and weighted-average grant date fair values for RSUs during the three months ended September 30, 2023:

	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding RSUs as of June 30, 2023(2)	1,715	$312.40
Granted(3)	193	$501.15
Vested and released	(309)	$212.16
Forfeited	(14)	$342.70
Outstanding RSUs as of September 30, 2023(2)	1,585	$354.61
__________________
(1)Share numbers reflect actual shares subject to awarded RSUs.
(2)Includes performance-based RSUs.
(3)This line item includes performance-based RSUs granted during the three months ended September 30, 2023 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.1 million shares for the three months ended September 30, 2023).
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

The following table shows the weighted-average grant date fair value per unit for the RSUs granted, aggregate grant date fair value of RSUs vested and tax benefits realized by us in connection with vested and released RSUs for the indicated periods:

	Three Months Ended September 30,
(In thousands, except for weighted-average grant date fair value)	2023	2022
Weighted-average grant date fair value per unit	$501.15	$397.40
Grant date fair value of vested RSUs	$65,524	$49,906
Tax benefits realized by us in connection with vested and released RSUs	$16,054	$10,543
As of September 30, 2023, the unrecognized stock-based compensation expense balance related to RSUs was $417.3 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.7 years. The intrinsic value of outstanding RSUs as of September 30, 2023 was $726.8 million.
Cash-Based Long-Term Incentive Compensation
We have adopted a cash-based long-term incentive (“Cash LTI”) program (“Cash LTI Plan”) for many of our employees as part of our employee compensation program. Executives and non-employee members of the Board of Directors do not participate in the Cash LTI Plan. During both the three months ended September 30, 2023 and 2022, we approved Cash LTI awards of $0.1 million. Cash LTI awards issued to employees under the Cash LTI Plan will vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three- or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date. During the three months ended September 30, 2023 and 2022, we recognized $18.5 million and $19.5 million, respectively, in compensation expense under the Cash LTI Plan. As of September 30, 2023, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $132.8 million. For details, refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
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
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended September 30,
	2023	2022
Stock purchase plan:
Expected stock price volatility	32.8%	41.6%
Risk-free interest rate	5.1%	1.1%
Dividend yield	1.1%	1.8%
Expected life (in years)	0.5	0.5
There was no cash received from employees for the issuance of shares under the ESPP or shares purchased by employees through the ESPP in the three months ended September 30, 2023 and 2022. The following table shows the tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three Months Ended September 30,
	2023	2022
Tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP	$1,365	$562
Weighted-average fair value per share based on Black-Scholes model	$114.32	$73.31
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which we estimate will be required to be issued under the ESPP during the forthcoming fiscal year. As of September 30, 2023, a total of 2.2 million shares were reserved and available for issuance under the ESPP.
Quarterly Cash Dividends
On September 1, 2023, we paid a quarterly cash dividend of $1.30 per share to stockholders of record as of the close of business on August 15, 2023. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended September 30, 2023 and 2022 was $181.5 million and $188.0 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of September 30, 2023 and June 30, 2023 was $9.9 million and $12.2 million, respectively. These amounts will be paid upon vesting of the underlying RSUs.
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
NOTE 11 – STOCK REPURCHASE PROGRAM
Our Board of Directors has authorized a program that permits us to repurchase our common stock, including an increase in the authorized repurchase amount of $2.00 billion in the first quarter of fiscal 2024. The stock repurchase program has no expiration date and may be suspended at any time. The intent of the program is, in part, to mitigate the potential dilutive impact related to our equity incentive plans and shares issued in connection with our ESPP as well as to return excess cash to our stockholders. Any and all share repurchase transactions are subject to market conditions and applicable legal requirements.
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
As of September 30, 2023, an aggregate of $3.45 billion was available for repurchase under the stock repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three Months Ended September 30,
(In thousands)	2023	2022
Number of shares of common stock repurchased	956	257
Total cost of repurchases	$459,093	$89,616

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
The following table sets forth the computation of basic and diluted net income per share attributable to KLA:

(In thousands, except per share amounts)	Three Months Ended September 30,
	2023	2022
Numerator:
Net income attributable to KLA	$741,375	$1,025,991
Denominator:
Weighted-average shares - basic, excluding unvested RSUs	136,412	141,829
Effect of dilutive RSUs and options	692	734
Weighted-average shares - diluted	137,104	142,563
Basic net income per share attributable to KLA	$5.43	$7.23
Diluted net income per share attributable to KLA	$5.41	$7.20
Anti-dilutive securities excluded from the computation of diluted net income per share	123	205
NOTE 13 – INCOME TAXES
The following table provides details of income taxes:

	Three Months Ended September 30,
(Dollar amounts in thousands)	2023	2022
Income before income taxes	$851,711	$1,070,028
Provision for income taxes	$110,336	$43,963
Effective tax rate	13.0%	4.1%
Our effective tax rate is lower than the U.S. federal statutory rate during the three months ended September 30, 2023 primarily due to the proportion of earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate and the proportion of U.S. earnings eligible for the Foreign Derived Intangible Income deduction.
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
Legislative Developments
President Biden signed into law the CHIPS and Science Act of 2022 (“CHIPS Act,” where “CHIPS” stands for Creating Helpful Incentives to Produce Semiconductors) on August 9, 2022. The CHIPS Act provides for various incentives and tax credits among other items, including the Advanced Manufacturing Investment Credit (“AMIC”) which equals 25% of qualified investments in an advanced manufacturing facility that is placed in service after December 31, 2022. There was no material impact to our financial statements from the AMIC provision during the three months ended September 30, 2023.
President Biden also signed into law the IRA on August 16, 2022. The IRA has several new provisions including a 15% corporate alternative minimum tax (“CAMT”) for certain large corporations that have at least an average of $1.0 billion of adjusted financial statement income over a consecutive three-tax-year period. The CAMT was effective for us in the quarter ended September 30, 2023 and we are not expecting to have any tax impact from the CAMT for the fiscal year ended June 30, 2024.
The IRA also introduced a 1% excise tax imposed on certain stock repurchases by publicly traded companies made after December 31, 2022. We began recording the excise tax as part of the cost basis of treasury stock repurchased after December 31, 2022.
Other than the AMIC, the CAMT and the excise tax imposed on certain stock repurchases as mentioned above, we are currently evaluating the applicability and impact of the other provisions in the IRA and the CHIPS Act on our Condensed Consolidated Financial Statements including our future cash flows.
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LC for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2023	2022
Receivables sold under factoring agreements	$45,607	$104,247
Proceeds from sales of LC	$—	$24,651
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
Purchase Commitments. We maintain commitments to purchase inventory from our suppliers as well as goods, services and other assets in the ordinary course of business. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed between the parties. This forecasted time-horizon can vary among different suppliers. Our estimate of our significant purchase commitments primarily for material, services, supplies and asset purchases is approximately $2.3 billion as of September 30, 2023, a majority of which are due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

Cash LTI Plan. As of September 30, 2023, we have committed $168.8 million for future payment obligations under our Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three- or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date.
Guarantees and Contingencies. We maintain guarantee arrangements available through various financial institutions for up to $74.2 million, of which $41.2 million had been issued as of September 30, 2023, primarily to fund guarantees to customs authorities for value-added tax and other operating requirements of our consolidated subsidiaries in Europe, Israel and Asia.
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
We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which we customarily agree to hold the other party harmless against losses arising therefrom, or provide customers with other remedies to protect against bodily injury or damage to personal property caused by our products, non-compliance with our product performance specifications, infringement by our products of third-party IP rights and a breach of warranties, representations and covenants related to matters such as title to assets sold, validity of certain IP rights, non-infringement of third-party rights, and certain income tax-related matters. In each of these circumstances, payment by us is typically subject to the other party making a claim to and cooperating with us pursuant to the procedures specified in the particular contract. This usually allows us to challenge the other party’s claims or, in case of breach of IP representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, our obligations under these agreements may be limited in terms of amounts, activity (typically at our option to replace or correct the products or terminate the agreement with a refund to the other party), and duration. In some instances, we may have recourse against third parties and/or insurance covering certain payments made by us.
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
Since fiscal 2015, we have entered into four sets of forward contracts to hedge the benchmark interest rate on portions of our Senior Notes prior to issuance (“Rate Lock Agreements”). Upon issuance of the associated debt, the Rate Lock Agreements were settled and their fair values were recorded within AOCI. The resulting gains and losses from these transactions are amortized to interest expense over the lives of the associated debt. We recognized net gains of $0.9 million in the three months ended September 30, 2023, for the amortization of the net of the Rate Lock Agreements that had been recognized in AOCI, which decreased the interest expense on a net basis. We recognized a net gain of $0.9 million in the three months ended September 30, 2022, for the amortization of the net of the Rate Lock Agreements that had been recognized in AOCI, which increased the interest expense on a net basis. As of September 30, 2023, the aggregate unamortized portion of the fair value of the forward contracts for the Rate Lock Agreements was a $50.1 million net gain.
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

	Three Months Ended September 30,
(In thousands)	2023	2022
Derivatives Designated as Cash Flow Hedging Instruments:
Rate lock agreements:
Amounts included in the assessment of effectiveness	$—	$937
Foreign exchange contracts:
Amounts included in the assessment of effectiveness	$(1,533)	$816
Amounts excluded from the assessment of effectiveness	$52	$15
Derivatives Designated as Net Investment Hedging Instruments:
Foreign exchange contracts(1):	$2,536	$3,679
    __________________
(1)No amounts were reclassified from AOCI into earnings related to the sale of a subsidiary, as there were no such sales during the periods presented.
The locations and amounts of designated and non-designated derivatives’ gains and losses reported in the Condensed Consolidated Statements of Operations for the indicated periods were as follows:

	Three Months Ended September 30,				Three Months Ended September 30,
	2023				2022
(In thousands)	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$2,396,956	$1,497,750	$74,234	$(26,739)	$2,724,424	$1,613,721	$74,395	$(47,006)
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from AOCI to earnings	$—	$—	$937	$—	$—	$—	$937	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from AOCI to earnings	$3,649	$2,775	$—	$—	$14,915	$(5,367)	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(253)	$—	$—	$52	$(310)	$—	$—	$455
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$(11,397)	$—	$—	$—	$14,374

The U.S. dollar equivalent of all outstanding notional amounts of foreign currency hedge contracts with maximum remaining maturities of approximately 12 months as of the dates indicated below, were as follows:

	As of	As of
(In thousands)	September 30, 2023	June 30, 2023
Cash flow hedge contracts - foreign currency
Purchase	$292,336	$218,315
Sell	$149,964	$123,951
Net investment hedge contracts - foreign currency
Sell	$87,157	$87,157
Other foreign currency hedge contracts
Purchase	$610,168	$527,349
Sell	$273,171	$204,902
The locations and fair value of our derivatives reported in our Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	As of	As of	Balance Sheet	As of	As of
	Location	September 30, 2023	June 30, 2023	Location	September 30, 2023	June 30, 2023
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$16,982	$24,498	Other current liabilities	$(6,141)	$(442)
Total derivatives designated as hedging instruments		16,982	24,498		(6,141)	(442)
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	20,826	11,214	Other current liabilities	(21,541)	(11,664)
Total derivatives not designated as hedging instruments		20,826	11,214		(21,541)	(11,664)
Total derivatives		$37,808	$35,712		$(27,682)	$(12,106)
The changes in AOCI, before taxes, related to derivatives for the indicated periods were as follows:

	Three Months Ended September 30,
(In thousands)	2023	2022
Beginning AOCI	$81,611	$77,018
Amount reclassified to earnings as net gains	(7,108)	(10,175)
Net change in unrealized gains	1,055	5,447
Ending AOCI	$75,558	$72,290

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

As of September 30, 2023				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$37,808	$—	$37,808	$(18,749)	$—	$19,059
Derivatives - liabilities	$(27,682)	$—	$(27,682)	$18,749	$—	$(8,933)

As of June 30, 2023				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$35,712	$—	$35,712	$(8,968)	$—	$26,744
Derivatives - liabilities	$(12,106)	$—	$(12,106)	$8,968	$—	$(3,138)
NOTE 17 – RELATED PARTY TRANSACTIONS
During the three months ended September 30, 2023 and 2022, we purchased from, or sold to, several entities where one or more of our executive officers or members of our Board of Directors or their immediate family members were, during the periods presented, an executive officer or a board member of a subsidiary, including Advanced Micro Devices, Inc., Agilent Technologies, Inc., Ansys, Inc., Citrix Systems, Inc., HP Inc., Keysight Technologies, Inc. and Microchip Technology Incorporated. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three Months Ended September 30,
(In thousands)	2023	2022
Total revenues	$3,362	$757
Total purchases	$1,821	$245
Our receivable balances from these parties were $2.1 million and $1.0 million as of September 30, 2023 and June 30, 2023, respectively. Our payable balances to these parties were $1.7 million as of September 30, 2023 and immaterial as of June 30, 2023. All of the related party transactions were made at current market rates.
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
The following is a summary of results for each of our three reportable segments for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2023	2022
Semiconductor Process Control:
Revenues	$2,135,478	$2,397,759
Segment gross profit	1,386,529	1,576,982
Specialty Semiconductor Process:
Revenues	126,719	127,867
Segment gross profit	69,301	67,040
PCB, Display and Component Inspection:
Revenues	136,043	200,745
Segment gross profit	39,820	85,674
Totals:
Revenues for reportable segments	$2,398,240	$2,726,371
Segment gross profit	$1,495,650	$1,729,696

The following table reconciles total reportable segment revenues to total revenues for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2023	2022
Total revenues for reportable segments	$2,398,240	$2,726,371
Corporate allocations and effects of changes in foreign currency exchange rates	(1,284)	(1,947)
Total revenues	$2,396,956	$2,724,424

The following table reconciles total segment gross profit to income before income taxes for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2023	2022
Total segment gross profit	$1,495,650	$1,729,696
Acquisition-related charges, corporate allocations and effects of changes in foreign currency exchange rates(1)	45,585	46,498
R&D	311,214	318,515
SG&A	239,645	253,980
Interest expense	74,234	74,395
Loss on extinguishment of debt	—	13,286
Other expense (income), net	(26,739)	(47,006)
Income before income taxes	$851,711	$1,070,028
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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended September 30,
	2023		2022
Revenues:
China	$1,025,944	43%	$839,661	31%
Taiwan	405,343	17%	748,334	27%
North America	250,713	10%	233,754	9%
Japan	227,377	10%	217,709	8%
Korea	219,821	9%	407,462	15%
Europe and Israel	168,436	7%	164,073	6%
Rest of Asia	99,322	4%	113,431	4%
Total	$2,396,956	100%	$2,724,424	100%
The following is a summary of revenues by major product categories for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended September 30,
	2023		2022
Revenues:
Wafer Inspection	$1,010,198	42%	$1,102,542	41%
Patterning	542,488	23%	733,370	27%
Specialty Semiconductor Process	112,103	5%	114,444	4%
PCB, Display and Component Inspection	71,164	3%	134,443	5%
Services	560,292	23%	528,815	19%
Other	100,711	4%	110,810	4%
Total	$2,396,956	100%	$2,724,424	100%
Wafer Inspection and Patterning products are offered in the Semiconductor Process Control segment. Services are offered in multiple segments. Other includes primarily refurbished systems, remanufactured legacy systems, and enhancements and upgrades for previous-generation products that are part of the Semiconductor Process Control segment.

In the three months ended September 30, 2023, one customer accounted for approximately 11% of total revenues. In the three months ended September 30, 2022, two customers accounted for approximately 20% and 11% of total revenues. One customer and two customers on an individual basis accounted for greater than 10% of net accounts receivable at September 30, 2023 and at June 30, 2023, respectively.
Land, property and equipment, net by geographic region as of the dates indicated below were as follows:

	As of	As of
(In thousands)	September 30, 2023	June 30, 2023
Land, property and equipment, net:
United States	$686,532	$672,561
Singapore	155,152	150,989
Israel	92,641	92,815
Europe	88,694	74,015
Rest of Asia	36,906	41,461
Total	$1,059,925	$1,031,841
NOTE 19 – RESTRUCTURING CHARGES
From time to time, management approves restructuring plans including workforce reductions in an effort to streamline operations.
Restructuring charges were $0.6 million and $16.2 million for the three months ended September 30, 2023 and 2022, respectively. The fiscal year 2023 charges include one-time transaction bonuses triggered by the sale of Orbograph. As of September 30, 2023 and June 30, 2023, the accrual for restructuring charges was $3.0 million and $11.0 million, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continues,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include those regarding, among others: the future impacts of the COVID-19 pandemic; forecasts of the future results of our operations, including profitability; orders for our products and capital equipment generally; sales of semiconductors; the investments by our customers in advanced technologies and new materials; growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of order backlog; our future product shipments and product and service revenues; our future gross margins; our future research and development (“R&D”) expenses and selling, general and administrative (“SG&A”) expenses; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for R&D; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; the effect of future compliance with laws and regulations; our future effective income tax rate; our recognition of tax benefits; the effects of any audits or litigation; future payments of dividends to our stockholders; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments, cash generated from operations and the unfunded portion of our Revolving Credit Facility (as defined below in the “Revolving Credit Facility” section of “Results of Operations”) to meet our operating and working capital requirements, including debt service and payment thereof; future dividends, and stock repurchases; our compliance with the financial covenants under the Credit Agreement (as defined below in the “Revolving Credit Facility” section of “Results of Operations”) for our Revolving Credit Facility; the adoption of new accounting pronouncements; our repayment of our outstanding indebtedness; and our environmental, social and governance (“ESG”) related targets, goals and commitments.
Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to:
• Our vulnerability to a weakening in the condition of the financial markets and the global economy;
•Risks related to our international operations;
•Evolving Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce (“Commerce”) rules and regulations (the “2022 BIS Rules,” the “2023 BIS Rules” and, collectively, the “BIS Rules”) and their impact on our ability to sell products to and provide services to certain customers in People’s Republic of China (“China”);
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
•The war between Israel and Hamas, and the significant military activity in that region;
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
For a more detailed discussion of these and other risk factors that might cause or contribute to differences from the forward-looking statements in this report, see Part II, Item 1A “Risk Factors” in this report as well as Part I, Item 1 “Business” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2023. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”). You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation and do not intend to update the forward-looking statements in this report after the date hereof.
EXECUTIVE SUMMARY
We are a leading supplier of process control and yield management solutions and services for the semiconductor and related electronics industries. Our broad portfolio of inspection and metrology products, and related service, software and other offerings, support R&D and manufacturing of integrated circuits (“IC”), wafers and reticles. Our products, services and expertise are used by our customers to measure, detect, analyze and resolve critical and nanometric level product defects, helping them to manage manufacturing process challenges and to obtain higher finish product yields at lower cost. We also offer advanced technology solutions to address various manufacturing needs of printed circuit boards (“PCB”), flat panel displays (“FPD”), specialty semiconductor devices and other electronic components, including advanced packaging, light-emitting diode (“LED”), power devices, compound semiconductor, and data storage industries, as well as general materials research.
Our semiconductor customers generally operate in one or both of the major semiconductor device manufacturing markets: memory and foundry/logic. The pervasive and increasing needs for semiconductors in many consumer and industrial products, the rapid proliferation of new applications for more advanced semiconductor devices, and the increasing complexity associated with leading edge semiconductor manufacturing drives demand for our process control and yield management solutions. Continuing advancement of technology spurred by the economic, power and performance benefits of being at the leading edge, increasing involvement in legacy nodes as semiconductor content increases, and innovation and growth of new enabling technologies are fueling long-term growth for the semiconductor equipment industry. End-market demand drivers that are expected to continue in the long term are related to artificial intelligence (“AI”), the deployment of 5G telecommunications technology and associated high-end mobile devices, the electrification and digitization of the automotive industry, the revival of personal computer demand and associated innovations to support remote work, virtual collaboration, remote learning and entertainment, and the growth of the Internet of Things (“IoT”). Recently, the macro-driven slowdown has impacted semiconductor device demand as the semiconductor industry rebalances its supply chain and inventory levels. As a result of this change as well as a higher interest rate environment, memory device manufacturers and foundry/logic customers are reducing their capacity expansion-focused capital expenditure plans for calendar 2023. In addition, semiconductor and other technology delays from customers, in converting to new chips and technology methods, for example, may result in impacts to process control capital intensity. Therefore, while we continue to invest in technological innovation, we are focusing on moderating our spending levels to reflect the changing environment. Push out or cancellation of deliveries to our customers could cause earnings volatility, due to the timing of revenue recognition as well as increased risk of inventory-related charges.
We are organized into three reportable segments as follows:
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
•PCB, Display and Component Inspection: a range of inspection, testing and measurement, and direct imaging for patterning products used by manufacturers of PCBs, FPDs, advanced packaging, microelectromechanical systems other electronic components.
A majority of our revenues are derived from outside the U.S., and include geographic regions such as China, Taiwan, Korea, Japan, Europe and Israel, and Rest of Asia. China has emerged as a major region for manufacturing of logic and memory chips, adding to its role as the world’s largest consumer of ICs. Additionally, a significant portion of global FPD and PCB manufacturing has migrated to China. Chinese government initiatives are propelling China to expand its domestic manufacturing capacity and attracting investment from semiconductor manufacturers from Taiwan, Korea, Japan and the U.S. Although China is currently seen as an important long-term growth region for the semiconductor and electronics capital equipment sector, Commerce has adopted regulations and added certain China-based entities to the U.S. Entity List (a list of parties that are generally ineligible to receive U.S.-regulated items without prior licensing from BIS), restricting our ability to provide products and services to such entities without a license. In addition, Commerce has imposed export licensing requirements on China-based customers that are military end users or engaged in military end uses, as well as requiring our customers to obtain an export license when they use certain semiconductor capital equipment based on U.S. technology to manufacture products connected to certain entities on the U.S. Entity List.
In addition, in October 2022, BIS issued the 2022 BIS Rules, which imposed export licensing requirements for certain U.S. semiconductor and high-performance computing technology (including wafer fab equipment), for the use of such technology for certain end uses in China, and for the provision of support by U.S. Persons to certain advanced IC fabs located in China. In particular, the 2022 BIS Rules impose export license requirements effectively on all KLA products and services to customers located in China that fabricate:
a. Non-planar ICs (e.g., FinFet or GaaFeT) or 14/16nm and below logic ICs;

b. NAND ICs at 128 layers and above; and

c. DRAM ICs using a “production” technology node of 18 nanometer half-pitch or less.

KLA is also restricted from providing certain U.S. origin tools, software and technology to certain wafer fab equipment manufacturers located in China, absent an export license.

In October 2023, BIS issued additional rules that go into effect in November 2023. These 2023 BIS Rules are designed to update export controls on advanced computing semiconductors and semiconductor manufacturing equipment, as well as items that support supercomputing applications and end-uses, to arms embargoed countries, including China. The 2023 BIS Rules adjust the parameters included in the 2022 BIS Rules that determine whether an advanced computing chip is restricted and impose new measures to address risks of circumvention of the controls established by the 2022 BIS Rules. The 2023 BIS Rules are very complex and we are still evaluating these rules and assessing their impact on our business and operations. We are taking appropriate measures to comply with all BIS Rules, and will continue to apply for export licenses, when required, to avoid disruption to our customers’ operations. While some export licenses have been obtained by us or our customers, there can be no assurance that export licenses applied for by either us or our customers, now or in the future, will be granted.
The possible negative effects on our future business of export licenses not being granted could be material and could disrupt our supply chain and product shipment, and impair our ability to complete product development in a timely manner, or our ability to support existing customers of covered products or supply customers of covered products outside the impacted regions, and may require us to transition certain operations out of one or more of the identified countries. Failure to obtain export licenses could also result in a substantial reduction to our remaining performance obligations (“RPO”) or require us to return substantial deposits received from customers in China for purchase orders. We are continuously assessing the aggregate potential impact of government regulations on our financial results and operations. See Part II, Item 1A “Risk Factors” in this report for more information regarding how such actions by the U.S. government or another country could significantly impact our ability to provide our products and services to existing and potential customers, especially in China, and adversely affect our business, financial condition and results of operations.
The following table sets forth some of our key quarterly unaudited financial information:

(In thousands, except net income per share)	Three Months Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Total revenues	$2,396,956	$2,355,137	$2,432,608	$2,983,887	$2,724,424
Costs of revenues	$946,891	$962,949	$1,005,346	$1,208,786	$1,041,226
Gross margin	60.5%	59.1%	58.7%	59.5%	61.8%
Net income attributable to KLA(1)	$741,375	$684,654	$697,837	$978,795	$1,025,991
Diluted net income per share attributable to KLA(2)	$5.41	$4.97	$5.03	$6.89	$7.20
__________________
(1)For the explanation why our net income attributable to KLA decreased to $741.4 million in the three months ended September 30, 2023 compared to the three months ended September 30, 2022, refer to the “Results of Operations” section below, as the change is a result of movements in various income statement line items.
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
There have been no material changes in our critical accounting estimates and policies since our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for our fiscal year ended June 30, 2023 for additional details on significant accounting policies. In addition, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2023 for a complete description of our critical accounting estimates.
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

	Three Months Ended September 30,		Q1 FY24 vs. Q1 FY23
(Dollar amounts in thousands)	2023	2022
Revenues:
Product	$1,836,664	$2,195,609	$(358,945)	(16)%
Service	560,292	528,815	31,477	6%
Total revenues	$2,396,956	$2,724,424	$(327,468)	(12)%
Costs of revenues	$946,891	$1,041,226	$(94,335)	(9)%
Gross margin	60.5%	61.8%

Product revenues during the three months ended September 30, 2023 decreased compared to the three months ended September 30, 2022 primarily due to the broad, macro-driven slowdown that has impacted semiconductor device demand overall, causing the semiconductor industry to rebalance its supply chain and inventory levels and memory device manufacturers and foundry/logic customers to reduce their capacity expansion-focused capital expenditure plans for calendar 2023.
Service revenues during the three months ended September 30, 2023 increased compared to the three months ended September 30, 2022 primarily due to an increase in our installed base.
Revenues by segment(1)

	Three Months Ended September 30,		Q1 FY24 vs. Q1 FY23
(Dollar amounts in thousands)	2023	2022
Revenues:
Semiconductor Process Control	$2,135,478	$2,397,759	$(262,281)	(11)%
Specialty Semiconductor Process	126,719	127,867	(1,148)	(1)%
PCB, Display and Component Inspection	136,043	200,745	(64,702)	(32)%
Total revenues for reportable segments	$2,398,240	$2,726,371	$(328,131)	(12)%

(1)Segment revenues exclude corporate allocations and the effects of changes in foreign currency exchange rates. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements.
Revenues from our Semiconductor Process Control segment during the three months ended September 30, 2023 decreased compared to three months ended September 30, 2022 primarily due to the broad, macro-driven slowdown that has impacted semiconductor device demand overall, causing the semiconductor industry to rebalance its supply chain and inventory levels, and memory device manufacturers and foundry/logic customers to reduce their capacity expansion-focused capital expenditure plans for calendar 2023. Revenues in the Specialty Semiconductor Process segment during the three months ended September 30, 2023 remained relatively flat compared to the three months ended September 30, 2022. Revenues in the PCB, Display and Component Inspection segment during the three months ended September 30, 2023 decreased compared to the three months ended September 30, 2022 primarily due to market softening.

The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

	Three Months Ended September 30,
(Dollar amounts in thousands)	2023		2022
China	$1,025,944	43%	$839,661	31%
Taiwan	405,343	17%	748,334	27%
North America	250,713	10%	233,754	9%
Japan	227,377	10%	217,709	8%
Korea	219,821	9%	407,462	15%
Europe and Israel	168,436	7%	164,073	6%
Rest of Asia	99,322	4%	113,431	4%
Total	$2,396,956	100%	$2,724,424	100%
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
The following table summarizes the major factors that contributed to the changes in gross margin:

Gross Margin
Three Months Ended
September 30, 2022	61.8%
Revenue volume of products and services	(1.7)%
Mix of products and services sold	0.8%
Manufacturing labor, overhead and efficiencies	(0.3)%
Other service and manufacturing costs	(0.1)%
September 30, 2023	60.5%
Changes in gross margin, from revenue volume of products and services, reflect our ability to leverage existing infrastructure to generate higher revenues. Changes in gross margin from the mix of products and services sold reflect the impact of changes within the composition of product and service offerings. Changes in gross margin from manufacturing labor, overhead and efficiencies reflect our ability to manage costs and drive productivity as we scale our manufacturing activity to respond to customer requirements, and amortization of intangible assets. Changes in gross margin from other service and manufacturing costs include the impact of customer support costs, including the efficiencies with which we deliver services to our customers, and the effectiveness with which we manage our production plans and inventory risk.
The decrease in our gross margin during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 is primarily due to a lower revenue volume of products and services sold partially offset by a more profitable mix of products and services sold.
Segment gross profit(1)

	Three Months Ended September 30,		Q1 FY24 vs. Q1 FY23
(Dollar amounts in thousands)	2023	2022
Segment gross profit:
Semiconductor Process Control	$1,386,529	$1,576,982	$(190,453)	(12)%
Specialty Semiconductor Process	69,301	67,040	2,261	3%
PCB, Display and Component Inspection	39,820	85,674	(45,854)	(54)%
Total segment gross profit	$1,495,650	$1,729,696	$(234,046)	(14)%

________________
(1)    Segment gross profit is calculated as segment revenues less segment costs of revenues and excludes corporate allocations, amortization of intangible assets and the effects of changes in foreign currency exchange rates. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements.
Gross profit in the Semiconductor Process Control segment during the three months ended September 30, 2023 decreased compared to the three months ended September 30, 2022 primarily due to a lower revenue volume of products and services sold, partially offset by a more profitable mix. Gross profit in the Specialty Semiconductor Process segment during the three months ended September 30, 2023 remained relatively flat compared to the three months ended September 30, 2022. Gross profit in the PCB, Display and Component Inspection segment during the three months ended September 30, 2023 decreased compared to the three months ended September 30, 2022 primarily due to a lower revenue volume of products and services sold and an increase in other service and manufacturing costs.
Research and Development
R&D expenses may fluctuate with product development phases and project timing as well as our R&D efforts. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs and other expenses.

(Dollar amounts in thousands)	Three Months Ended September 30,		Q1 FY24 vs. Q1 FY23
	2023	2022
R&D expenses	$311,214	$318,515	$(7,301)	(2)%
R&D expenses as a percentage of total revenues	13%	12%
R&D expenses during the three months ended September 30, 2023 decreased compared to the three months ended September 30, 2022 primarily due to a decrease in engineering project material costs of $7.9 million and a decrease in depreciation expense of $6.1 million. These decreases were partially offset by an increase in employee-related expenses of $7.1 million.
Selling, General and Administrative

	Three Months Ended September 30,		Q1 FY24 vs. Q1 FY23
(Dollar amounts in thousands)	2023	2022
SG&A expenses	$239,645	$253,980	$(14,335)	(6)%
SG&A expenses as a percentage of total revenues	10%	9%
SG&A expenses during the three months ended September 30, 2023 decreased compared to the three months ended September 30, 2022 primarily due to a one-time compensation-related expense of $16.8 million from the sale of Orbograph Ltd. (“Orbograph”) recognized in the prior year and a decrease in allowances for credit losses of $7.2 million. These decreases were partially offset by an increase in facility-related expenses of $9.3 million.

Restructuring Charges
Restructuring charges were $0.6 million and $16.2 million for the three months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the accrual for restructuring charges was $3.0 million.
For additional information, refer to Note 19 “Restructuring Charges” to our Condensed Consolidated Financial Statements.
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

(Dollar amounts in thousands)	Three Months Ended September 30,		Q1 FY24 vs. Q1 FY23
	2023	2022
Interest expense	$74,234	$74,395	$(161)	—%
Other expense (income), net	$(26,739)	$(47,006)	$20,267	43%
Interest expense as a percentage of total revenues	3%	3%
Other expense (income), net as a percentage of total revenues	(1)%	(2)%
Interest expense during the three months ended September 30, 2023 remained relatively flat compared to the three months ended September 30, 2022.
The change in other expense (income), net during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to a gain of $29.7 million from the sale of our interest in Orbograph Ltd. to a private equity firm in the quarter ended September 20, 2022 and a release of $10.8 million of interest accruals in the first quarter of fiscal 2023 related to uncertain tax positions due to the settlement of the Orbotech Ltd. (“Orbotech”) Israel Tax Authority examinations, partially offset by an increase in interest income of $22.4 million due to higher interest rates.
Loss on Extinguishment of Debt
For the three months ended September 30, 2023, we had no loss on extinguishment of debt. For the three months ended September 30, 2022, loss on extinguishment of debt reflected a pre-tax net loss of $13.3 million associated with the redemption of $500.0 million of the Senior Notes due 2024, including associated redemption premiums, accrued interest and other fees and expenses.
Provision for Income Taxes
The following table provides details of income taxes:

	Three Months Ended September 30,
(Dollar amounts in thousands)	2023	2022
Income before income taxes	$851,711	$1,070,028
Provision for income taxes	$110,336	$43,963
Effective tax rate	13.0%	4.1%
The effective tax rate during the three months ended September 30, 2023 was higher compared to the three months ended September 30, 2022 primarily due to the impact of the following items that occurred during the three months ended September 30, 2022:
•Tax expense decreased by $62 million during the three months ended September 30, 2022 relating to a decrease in our deferred tax liabilities on unremitted earnings and unrealized gains; and
•Tax expense decreased by $31.8 million during the three months ended September 30, 2022 relating to a decrease in our unrecognized tax benefits from the settlement of income tax examinations; partially offset by
•Tax expense increased by $11.7 million during the three months ended September 30, 2022 relating to the sale of an Orbotech subsidiary.
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

Liquidity and Capital Resources

	As of	As of
(Dollar amounts in thousands)	September 30, 2023	June 30, 2023
Cash and cash equivalents	$1,711,570	$1,927,865
Marketable securities	1,637,751	1,315,294
Total cash, cash equivalents and marketable securities	$3,349,321	$3,243,159
Percentage of total assets	24%	23%

	Three Months Ended September 30,
(In thousands)	2023	2022
Cash flows:
Net cash provided by operating activities	$883,740	$1,011,545
Net cash used in investing activities	(391,671)	(53,475)
Net cash used in financing activities	(705,156)	(705,727)
Effect of exchange rate changes on cash and cash equivalents	(3,208)	(17,971)
Net (decrease) increase in cash and cash equivalents	$(216,295)	$234,372
Cash, Cash Equivalents and Marketable Securities
As of September 30, 2023, our cash, cash equivalents and marketable securities totaled $3.35 billion, which represents an increase of $106.2 million from June 30, 2023. The increase is due to net cash provided by operating activities of $883.7 million, partially offset by stock repurchases of $455.4 million, cash used for payment of dividends and dividend equivalents of $181.5 million, tax withholding payments related to vested and released restricted stock units (“RSU”) of $68.2 million and capital expenditures of $68.0 million.
As of September 30, 2023, $1.18 billion of our $3.35 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to indefinitely reinvest $105.5 million of the cash, cash equivalents and marketable securities held by our foreign subsidiaries for which we assert that earnings are permanently reinvested. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay state and foreign taxes of approximately 1% - 22% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued state and foreign tax on the remaining cash of $1.07 billion of the $1.18 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Cash Dividends
During the three months ended September 30, 2023, our Board of Directors declared a regular quarterly cash dividend of $1.30 per share on our outstanding common stock, which was paid on September 1, 2023 to our stockholders of record as of the close of business on August 15, 2023. During the same period in fiscal year ended June 30, 2023, our Board of Directors declared and paid a regular quarterly cash dividend of $1.30 per share on our outstanding common stock. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended September 30, 2023 and 2022 was $181.5 million and $188.0 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of September 30, 2023 and June 30, 2023 was $9.9 million and $12.2 million, respectively. These amounts will be paid upon vesting of the underlying unvested RSUs as described in Note 10 “Equity, Long-term Incentive Compensation Plans and Non-Controlling Interest” to our Condensed Consolidated Financial Statements.
Stock Repurchases
The shares of common stock repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the three months ended September 30, 2023 and 2022. The stock repurchase program is intended, in part, to mitigate the potential dilutive impact related to our equity incentive plans and shares issued in connection with our Employee Stock Purchase Program as well as to return excess cash to our stockholders.

Cash Flows Provided by Operating Activities
Historically, we have financed our liquidity requirements through cash generated from our operations. Net cash provided by operating activities during the three months ended September 30, 2023 was $883.7 million compared to $1.01 billion during the three months ended September 30, 2022. This decrease of $127.8 million resulted primarily from the following:
•An decrease in collections of approximately $169 million; and
•An increase in debt interest payment of approximately $69 million; partially offset by
•An decrease in accounts payable payments of approximately $90 million; and
•An increase in interest income of approximately $23 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the three months ended September 30, 2023 was $391.7 million compared to $53.5 million during the three months ended September 30, 2022. This increase in cash used was mainly due to an increase in net purchases of available-for-sale and trading securities of $305.3 million and a decrease in proceeds from the sale of a business of $75.4 million, partially offset by a decrease in cash used in business acquisitions of $27.1 million and a decrease in capital expenditures of $16.3 million.
Cash Flows Used in Financing Activities
Net cash used in financing activities during the three months ended September 30, 2023 was $705.2 million compared to net cash used in financing activities of $705.7 million during the three months ended September 30, 2022. This decrease was mainly due to decreases in debt-related payments of $668.8 million, partially offset by an increase in cash used for common stock repurchases of $365.6 million and proceeds received from our revolving credit facility of $300.0 million in the quarter ended September 30, 2022.
Senior Notes
As of September 30, 2023, we had an aggregate principal amount of senior, unsecured notes totaling $5.95 billion. For additional information on these senior notes, see Note 8 “Debt” to our Condensed Consolidated Financial Statements. As of September 30, 2023, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility
We have in place a Credit Agreement (“Credit Agreement”) for an unsecured Revolving Credit Facility (“Revolving Credit Facility”) with a maturity date of June 8, 2027 that allows us to borrow up to $1.50 billion. As of September 30, 2023, we had no outstanding borrowings under the Revolving Credit Facility. For additional information on the Revolving Credit Facility, see Note 8 “Debt” to our Condensed Consolidated Financial Statements. We were in compliance with all covenants under the Credit Agreement as of September 30, 2023 (the leverage ratio was 1.32 to 1.00, compared to a maximum leverage ratio of 3.50 to 1.00 on a quarterly basis covering the trailing four consecutive fiscal quarters for each fiscal quarter). Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2024.
Material Cash Requirements
While demand for our products remains strong and we continue to invest in technological innovation, the recent slowdown in consumer demand and expectations of a slowing global economy are having an impact on semiconductor demand. As a result, customers are postponing capacity expansion plans and setting lower capital expenditure budgets for 2023. Accordingly, we have seen a decrease in our estimate of our significant purchase commitments. For additional details regarding our debt and other material cash commitments, refer to Note 8 “Debt” and Note 15 “Commitments and Contingencies,” respectively, to our Condensed Consolidated Financial Statements. For additional details regarding our material cash requirements, refer to “Material Cash Requirements” in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form on 10-K for the fiscal year ended June 30, 2023.
Working Capital
Working capital was $4.61 billion as of September 30, 2023, which represents a decrease of $16.1 million compared to our working capital of $4.63 billion as of June 30, 2023. As of September 30, 2023, our principal sources of liquidity consisted of $3.35 billion of cash, cash equivalents and marketable securities. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions, and other factors such as uncertainty in the global and regional economies and the semiconductor, semiconductor-related and electronic device industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and our $1.50 billion Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.
Our credit ratings as of September 30, 2023 are summarized below:

Rating Agency	Rating
Fitch Inc.	A-
Moody’s Investors Service	A2
S&P Global Ratings	A-
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, material acquisitions and changes in our business strategy.
Off-Balance Sheet Arrangements
As of September 30, 2023, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial position, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Refer to Note 15 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements for information related to indemnification obligations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of September 30, 2023. Actual results may differ materially.
As of September 30, 2023, we had an investment portfolio of fixed income securities of $1.50 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of September 30, 2023, the fair value of the portfolio would have declined by $15.5 million.
The fair market value of our long-term fixed interest rate Senior Notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as market interest rates fall and decrease as market interest rates rise. As of September 30, 2023, our fixed rate Senior Notes had a fair value and book value of $5.31 billion and $5.89 billion, respectively, due in various fiscal years ranging from 2025 to 2063.
As of September 30, 2023, we had outstanding no borrowings under our $1.50 billion Revolving Credit Facility. Each Term SOFR Loan will bear interest at a rate per annum equal to the applicable Adjusted Term SOFR, which is equal to the applicable Term SOFR plus 10 bps that shall not be less than zero, plus a spread ranging from 75 bps to 125 bps, as determined by the Company’s credit ratings at the time. The fair value of the borrowings under the Revolving Credit Facility is subject to interest rate and credit risk due to the timing of the rate resets and changes in the market’s assessment of risk of default, respectively. Pursuant to the terms of the Credit Agreement, we are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility at a rate that ranges from 4.5 bps to 12.5 bps, depending upon our then-prevailing credit rating. As of September 30, 2023, the annual commitment fee was 8.5 bps. Additionally, as of September 30, 2023, if our credit ratings were downgraded to be below investment grade, the maximum potential increase to our annual commitment fee for the Revolving Credit Facility, using the highest range of the ranges discussed above, is estimated to be approximately $1 million.
Our equity investment in a publicly traded company is subject to market price risk, which we typically do not attempt to reduce or eliminate through hedging activities. As of September 30, 2023, the fair value of our investment in the marketable equity security, which began publicly trading on the Tokyo Stock Exchange on April 5, 2021, was $13.8 million. Assuming a decline of 50% in market prices, the aggregate value of our investment in the marketable equity security could decrease by approximately $7 million, based on the value as of September 30, 2023.
See Note 5 “Marketable Securities” to our Condensed Consolidated Financial Statements in Part I, Item 1 and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional details and risks that may affect the value of the investments in our portfolio as of September 30, 2023.
As of September 30, 2023, we had net forward and option contracts to buy $392.2 million in foreign currency in order to hedge certain currency exposures (see Note 16 “Derivative Instruments and Hedging Activities” to our Condensed Consolidated Financial Statements for additional details). If we had entered into these contracts on September 30, 2023, the U.S. dollar equivalent would have been $402.3 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $97.1 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our results of operations or cash flows.

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
•Political instability, geopolitical tensions, natural disasters, legal or regulatory changes, acts of war such as the wars between Russia and Ukraine or Israel and Hamas, or terrorism in regions where we, our customers or our suppliers have operations or where we or they do business;
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
In October 2022, BIS published the 2022 BIS Rules that introduce restrictions related to semiconductor, semiconductor manufacturing, supercomputer, and advanced computing items and end uses. These rules impose restrictions on our ability to sell, ship and support certain equipment and otherwise conduct business with certain counterparties, primarily including China-based companies involved in advanced semiconductor manufacturing. Further, the 2022 BIS Rules impose new restrictions on the activities of U.S. persons with respect to certain items that are not subject to the Export Administration Regulations (“EAR”), which departs from BIS’ typical practice of controlling items that are subject to the EAR, and could further restrict our ability to conduct business in China. In October 2023, BIS issued the 2023 BIS Rules designed to update export controls on advanced computing semiconductors and semiconductor manufacturing equipment, as well as items that support supercomputing applications and end-uses, to certain D1, D4 and/or D5 countries in Supplement No. 1 of Part 740 of the U.S. Export Administration Regulations, including China. The 2023 BIS Rules adjust the parameters included in the 2022 BIS Rules that determine whether an advanced computing chip is restricted and impose new measures to address risks of circumvention of the controls established by the 2022 BIS Rules. The 2023 BIS Rules are very complex and we are still evaluating these rules and assessing their impact on our business and operations. BIS could revise or expand the 2023 BIS Rules in response to public comments. Likewise, BIS may issue guidance clarifying the scope of the rules. Such revisions, expansions or guidance could change the impact of the rules for our business. Commerce has also added, and may continue to add, China-based entities to the U.S. Entity List, imposing export restrictions to entities that could disrupt or prevent our product shipment, and further disrupt our revenue recognition and business operations, and our ability to support our customers in China.

These rules and regulations may significantly harm our business unless we are able to obtain required licenses. We will continue to apply for export licenses, when required, in an effort to avoid disruption to our and our customers’ operations, but there can be no assurance that export licenses applied for by either us or our customers, now or in the future, will be granted. To the extent BIS does issue licenses to us or to our customers, such licenses may have a short duration or require us to satisfy various conditions. If pending and future export license applications are not granted, or additional restrictions are imposed, or if regulators adopt new interpretations of existing regulations, the potential impact on us could be material by disrupting our supply chain and product shipment, impairing our ability to complete product development in a timely manner, or our ability to support existing customers of covered products or supply customers of covered products outside the impacted regions, and requiring us to transition certain operations out of one or more of the identified countries. Failure to obtain export licenses could also harm our RPO, requiring us to return substantial deposits received from customers in China for purchase orders, and/or further limiting our ability to meet our contractual obligations and sell our products or provide services to our customers in China.
We may lose revenue in future periods related to anticipated sales to customers in China unless we are able to replace their orders with other customer orders for which either a license has been obtained or is not required. Our revenue from sales of products and provision of services to customers in China was 27%, 29% and 26% for fiscal years 2023, 2022 and 2021, respectively.
Additionally, the Chinese government has adopted, and may further adopt, new regulations, in response to U.S. government actions, which could adversely affect our ability to do business in China. We have controls and procedures designed to maintain compliance with U.S. and other applicable export control laws and regulations; however, we cannot guarantee that such controls and procedures will be successful in preventing violations or allegations of violations, of increasingly complex and often conflicting regulations worldwide. The complexity and evolving nature of the rules and regulations, and the fact that Commerce or other relevant regulators might adopt interpretations of regulations that differ from those of the Company, increase our risk of non-compliance.
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
We are subject to various risks related to compliance with laws, rules and regulations enacted by legislative bodies and/or regulatory agencies in the countries in which we operate and with which we must comply, including environmental, safety, antitrust, anti-corruption/anti-bribery, unclaimed property, economic sanctions and export control regulations. We have policies and procedures designed to promote compliance with applicable laws, but there can be no assurance our policies and procedures will prove completely effective in ensuring compliance by all our personnel, business partners and representatives, for whose misconduct we may under some circumstances be legally responsible. Our failure or inability to comply with existing or future laws, rules or regulations in the countries in which we operate could result in government investigations and/or enforcement actions, which could result in significant financial cost (including investigation expenses, defense costs, assessments and criminal or civil penalties), reputational harm and other consequences that may adversely affect our operating results, financial condition and ability to conduct our business. For instance, in response to the war between Russia and Ukraine, the U.S., European Union and other countries have imposed sanctions against Russia, Belarus and certain other regions, entities and individuals, and may impose additional sanctions, export controls or other measures. The imposition of sanctions, export controls and other measures could adversely impact our business including preventing us from performing existing contracts, recognizing revenue, pursuing new business opportunities or receiving payment for products already supplied or services already performed with customers.
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
In the conduct of our business, we collect, use, transmit and store data on information systems and networks, including systems and networks owned and maintained by KLA and/or by third-party providers. This data includes confidential information, transactional information and IP belonging to us, our customers and our business partners, as well as personally identifiable information of individuals. We also integrate and use third-party services and products, including software, in our systems, networks and operations. Despite network security and other measures, our, our customers’, suppliers’ and other third-party providers’ information systems and networks are susceptible to computer viruses, ransomware, cyber-related security breaches and similar disruptions from unauthorized intrusions, tampering, misuse or criminal acts made directly against our systems or networks, or through our third-party providers or the supply chain, including phishing, or other events or developments that we may be unable to anticipate or fail to mitigate, including, but not limited to, financial fraud, including check fraud, vulnerabilities or misconfigurations in information systems, networks, software or hardware. In addition, insider actors, malicious or otherwise, could misappropriate our, our customers’ or business partners’ data, tamper with our products or otherwise cause disruptions to our business operations. We regularly experience cyber-attacks and events and on occasion incidents involving unauthorized access to systems and data that may materially impact our operations or financial results. Our security measures may also be breached due to employee errors, malfeasance, or otherwise. Third parties may also attempt to influence employees, users, suppliers or customers to disclose sensitive information in order to gain access to our, our customers’ or business partners’ data. Because the techniques used to obtain unauthorized access to the information systems change frequently and increasingly leverage on technologies such as AI, may not be recognized until launched against a target and are increasingly designed to circumvent controls, avoid detection and remove or obfuscate forensic artifacts, we may be unable to anticipate these techniques, implement adequate preventative measures, or adequately identify, investigate and recover from cybersecurity incidents. AI may be used to generate cyberattacks as AI capabilities improve and are increasingly adopted. These attacks crafted with AI tools could directly attack information systems with greater speed and/or efficiency than a human threat actor or create more effective phishing emails. In addition, the threat could be introduced from the result of our customers and business partners incorporating the output of an AI tool that includes a threat, such as introducing malicious code by incorporating AI generated source code.

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
If we are unable to successfully integrate and manage acquired businesses, if the costs associated with integrating the acquired businesses exceeds our expectations, or if acquired businesses perform poorly, then our business and financial results may suffer. It is possible that the businesses we have acquired, as well as businesses we may acquire in the future, may perform worse than expected or prove to be more difficult to integrate and manage than anticipated. In addition, we may face other risks associated with acquisition transactions that may lead to a material adverse effect on our business and financial results, including:
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
•We may have difficulty implementing a cohesive framework of controls, procedures and policies appropriate for a larger, U.S.-based public company at companies that, prior to acquisition, may not have as robust controls, procedures and policies, particularly with respect to the effectiveness of cyber and information security practices and incident response plans, compliance with data privacy and protection and other laws and regulations, and compliance with U.S.-based economic policies and sanctions that may not have previously been applicable to the acquired company’s operations;
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

We have significant manufacturing operations in the U.S., Singapore, Israel, Germany, United Kingdom, Italy and China. In addition, our business is international in nature, with our sales, service and administrative personnel and our customers and suppliers located in numerous countries throughout the world. Operations at our manufacturing facilities and our assembly subcontractors and those of our suppliers, as well as our other operations and those of our customers, are subject to disruption for a variety of reasons, including work stoppages, acts of war such as the war between Russia and Ukraine, terrorism, public health crises such as the COVID-19 pandemic, fire, earthquake, volcanic eruptions, drought, storms, sea-level rise, extreme temperatures, energy shortages, spikes in energy demand or power blackouts, disruptions in the availability of water necessary for our operations (including, but not limited to, in areas of relatively high water stress), flooding or other natural disasters; and certain of these events may become more frequent or intense as a result of climate change. Such disruption has caused (as with the COVID-19 pandemic, for example) and could in the future cause inefficiencies in our workforce and delays in, among other things, shipments of products to our customers, our ability to perform services requested by our customers, the ability of our suppliers to supply us components for our products in a timely manner, or the timely installation and acceptance of our products at customer sites. Such disruptions could also induce illiquidity for our customers and suppliers, further straining our supply chain and causing continued uncertainty in customers’ abilities to pay for the products they purchase and their demand for our products and services. In case of any disruptions in our supply chain, we may need to commit to increased purchases and provide longer lead times to secure critical components, which could increase inventory obsolescence risk.
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
The threat of terrorism targeted at, or acts of war in, the regions of the world in which we do business increases the uncertainty in our markets. Any act of terrorism or war that affects the economy or the industries we serve could adversely affect our business. Increased international political instability or geopolitical tensions in various parts of the world, disruption in air transportation and further enhanced security measures as a result of terrorist attacks may hinder our ability to do business and may increase our costs of operations. We maintain significant operations in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and a state of hostility varying in degree and intensity has led to security and economic challenges for Israel. In October 2023, war between Israel and Hamas began, which has resulted in significant military activity in the region. In addition, some of our employees in Israel are obligated to perform annual reserve duty in the Israel Defense Forces, and may be called to active military duty in emergency circumstances, including the war against Hamas. We cannot assess the impact that emergency conditions in Israel may have on our business, operations, financial condition or results of operations, but it could be material. Instability in any region could directly impact our ability to operate our business (or our customers’ ability to operate their businesses), cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs, and cause international currency markets to fluctuate. Instability in the region could also have the same effects on our suppliers and their ability to timely deliver their products. Our insurance does not cover losses we suffer attributable to war. If international political instability and geopolitical tensions continue or increase in any region in which we do business, our business and results of operations could be harmed.
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
New technology trends, such as AI, require us to keep pace with evolving regulations and industry standards. In the United States alone, numerous current and proposed regulatory frameworks relating to the use of AI in products and services exist. We expect the legal and regulatory environment relating to emerging technologies such as AI will continue to develop and may increase business costs, create compliance risks and increase potential liability. Additionally, governments are considering the new issues in intellectual property law that AI creates, which could result in different IP rights in technology we create with AI. The increasing focus on the strategic importance of AI technologies has already resulted in regulatory restrictions that target products and services capable of enabling or facilitating AI, and may in the future result in additional restrictions impacting some or all of our product and service offerings. Such restrictions could include additional unilateral or multilateral export controls on certain products or technology, including, but not limited to, AI technologies.
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
We have a leveraged capital structure.
As of September 30, 2023, we had $5.95 billion aggregate principal amount of outstanding indebtedness, consisting of $5.95 billion aggregate principal amount of senior, unsecured long-term notes, of which $3.00 billion were issued in the fourth quarter of fiscal 2022. We have a Credit Agreement and a Revolving Credit Facility with a maturity date of June 8, 2027 with two one-year extension options that allow us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. As of September 30, 2023, we had no outstanding borrowings under our Revolving Credit Facility. We may incur additional indebtedness in the future by accessing the unfunded portion of our Revolving Credit Facility and/or entering into new financing arrangements. We also announced a stock repurchase program, under which the remaining available for repurchases was $3.45 billion as of September 30, 2023. A large portion of the remaining repurchases may be financed with new indebtedness. Our ability to pay interest and repay the principal amount of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this Item 1A. There can be no assurance that we will be able to manage any of these risks successfully.
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
Borrowings under our Revolving Credit Facility bear interest at a floating rate, and an increase in interest rates, particularly in the current environment of rising interest rates, would require us to pay additional interest on any borrowings, which may have an adverse effect on the value and liquidity of our debt and the market price of our common stock could decline. The interest rate under our Revolving Credit Facility is also subject to (i) an adjustment in conjunction with our credit rating downgrades or upgrades and (ii) an adjustment based on our performance against certain sustainability key performance indicators related to greenhouse gas emissions and renewable electricity usage. Additionally, under our Revolving Credit Facility, we are required to comply with affirmative and negative covenants, which include the maintenance of certain financial ratios, the details of which can be found in Note 8 “Debt” to our Condensed Consolidated Financial Statements.
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
In addition, we may, in limited circumstances, enter into agreements that contain customer-specific commitments on pricing, tool reliability, spare parts stocking levels, response time and other commitments, and we may be unable to adjust pricing with our customers despite rising inflation in our supply chain. Furthermore, we may give these customers limited audit or inspection rights to enable them to confirm that we are complying with these commitments. If a customer elects to exercise its audit or inspection rights, we may be required to expend significant resources to support the audit or inspection, as well as to defend or settle any dispute with a customer that could potentially arise out of such audit or inspection. To date, we have made no significant accruals in our Condensed Consolidated Financial Statements for this contingency. While we have not in the past incurred significant expenses for resolving disputes regarding these types of commitments, we cannot make any assurance that we will not incur any such liabilities in the future. Our business, financial condition and results of operations in a reported fiscal period could be materially and adversely affected if we expend significant amounts in supporting an audit or inspection, or defending or settling any purported claims, regardless of their merit or outcomes.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share(3)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)(3)
July 1, 2023 to July 31, 2023	231,293	$466.52	231,293	$1,802,058,670
August 1, 2023 to August 31, 2023	365,551	$486.55	365,551	$1,624,200,230
September 1, 2023 to September 30, 2023	359,428	$471.96	359,428	$3,454,564,274
Total	956,272		956,272
__________________
(1)Our Board of Directors has authorized a program that permits us to repurchase our common stock, including a $2.00 billion increase approved by the Board in the first quarter of fiscal 2024. As of September 30, 2023, approximately $3.45 billion remained available for repurchases under our repurchase program. All shares in the table were purchased pursuant to our publicly announced repurchase program.
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
(3)Average price paid per share and approximate dollar value of shares that may yet be purchased under the plans or programs exclude the excise tax imposed on certain stock repurchases as part of the Inflation Reduction Act of 2022, or other fees, costs or expenses that may be applicable to the repurchases.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

KLA CORPORATION
(Registrant)

October 26, 2023	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

October 26, 2023	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 26, 2023	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)