Form 10-Q
period 2023-12-31
KLA CORP
filed 2024-01-26
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of January 16, 2024, there were 135,233,651 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
KLA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	December 31, 2023	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,665,054	$1,927,865
Marketable securities	1,677,940	1,315,294
Accounts receivable, net	1,843,878	1,753,361
Inventories	3,038,628	2,876,784
Other current assets	523,221	498,728
Total current assets	8,748,721	8,372,032
Land, property and equipment, net	1,088,824	1,031,841
Goodwill, net	2,086,204	2,278,820
Deferred income taxes	902,163	816,899
Purchased intangible assets, net	786,233	935,303
Other non-current assets	668,356	637,462
Total assets	$14,280,501	$14,072,357
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$376,671	$371,026
Deferred system revenue	884,027	651,720
Deferred service revenue	446,243	416,606
Short-term debt	749,842	—
Other current liabilities	2,114,214	2,303,490
Total current liabilities	4,570,997	3,742,842
Long-term debt	5,142,884	5,890,736
Deferred tax liabilities	493,968	529,287
Deferred service revenue	221,768	176,681
Other non-current liabilities	807,173	813,058
Total liabilities	11,236,790	11,152,604
Commitments and contingencies (Notes 9, 14 and 15)
Stockholders’ equity:
Common stock and capital in excess of par value	2,154,509	2,107,663
Retained earnings	921,466	848,431
Accumulated other comprehensive loss	(32,264)	(36,341)
Total stockholders’ equity	3,043,711	2,919,753
Total liabilities and stockholders’ equity	$14,280,501	$14,072,357
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except per share amounts)	2023	2022	2023	2022
Revenues:
Product	$1,921,809	$2,463,408	$3,758,473	$4,659,017
Service	564,917	520,479	1,125,209	1,049,294
Total revenues	2,486,726	2,983,887	4,883,682	5,708,311
Costs and expenses:
Costs of revenues	976,746	1,208,786	1,923,637	2,250,012
Research and development	320,418	332,826	631,632	651,341
Selling, general and administrative	237,244	243,096	476,889	497,076
Impairment of goodwill and purchased intangible assets	219,000	—	219,000	—
Interest expense	74,202	74,280	148,436	148,675
Loss on extinguishment of debt	—	—	—	13,286
Other expense (income), net	(32,154)	(18,074)	(58,893)	(65,080)
Income before income taxes	691,270	1,142,973	1,542,981	2,213,001
Provision for income taxes	108,736	164,178	219,072	208,141
Net income	582,534	978,795	1,323,909	2,004,860
Less: Net income attributable to non-controlling interest	—	—	—	74
Net income attributable to KLA	$582,534	$978,795	$1,323,909	$2,004,786
Net income per share attributable to KLA
Basic	$4.30	$6.93	$9.74	$14.16
Diluted	$4.28	$6.89	$9.69	$14.09
Weighted-average number of shares:
Basic	135,539	141,299	135,976	141,564
Diluted	136,254	141,966	136,684	142,268
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2023	2022	2023	2022
Net income	$582,534	$978,795	$1,323,909	$2,004,860
Other comprehensive income (loss):
Currency translation adjustments:
Cumulative currency translation adjustments	3,272	7,462	(3,581)	(12,250)
Income tax (provision) benefit	(878)	279	(618)	279
Net change related to currency translation adjustments	2,394	7,741	(4,199)	(11,971)
Cash flow hedges:
Net unrealized gains arising during the period	9,806	8,239	8,325	10,007
Reclassification adjustments for net gains included in net income	(8,953)	(12,961)	(16,061)	(23,136)
Income tax benefit	2,675	3,275	3,531	4,463
Net change related to cash flow hedges	3,528	(1,447)	(4,205)	(8,666)
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	(395)	(416)	(153)	475
Available-for-sale securities:
Net unrealized gains (losses) arising during the period	14,760	4,511	16,004	(2,453)
Reclassification adjustments for net losses included in net income	61	407	73	581
Income tax (provision) benefit	(3,174)	(1,057)	(3,443)	403
Net change related to available-for-sale securities	11,647	3,861	12,634	(1,469)
Other comprehensive income (loss)	17,174	9,739	4,077	(21,631)
Less: Comprehensive income attributable to non-controlling interest	—	—	—	74
Total comprehensive income attributable to KLA	$599,708	$988,534	$1,327,986	$1,983,155
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholders’ Equity	Non- Controlling Interest	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2023	136,750	$2,107,663	$848,431	$(36,341)	$2,919,753	$—	$2,919,753
Net income	—	—	741,375	—	741,375	—	741,375
Other comprehensive loss	—	—	—	(13,097)	(13,097)	—	(13,097)
Net issuance under employee stock plans	173	(68,237)	—	—	(68,237)	—	(68,237)
Repurchase of common stock	(956)	(14,722)	(444,371)	—	(459,093)	—	(459,093)
Cash dividends ($1.30 per share) and dividend equivalents declared	—	—	(179,256)	—	(179,256)	—	(179,256)
Stock-based compensation expense	—	48,772	—	—	48,772	—	48,772
Balances as of September 30, 2023	135,967	2,073,476	966,179	(49,438)	2,990,217	—	2,990,217
Net income	—	—	582,534	—	582,534	—	582,534
Other comprehensive income	—	—	—	17,174	17,174	—	17,174
Net issuance under employee stock plans	141	45,427	—	—	45,427	—	45,427
Repurchase of common stock	(848)	(13,014)	(428,549)	—	(441,563)	—	(441,563)
Cash dividends ($1.45 per share) and dividend equivalents declared	—	—	(198,698)	—	(198,698)	—	(198,698)
Stock-based compensation expense	—	48,620	—	—	48,620	—	48,620
Balances as of December 31, 2023	135,260	$2,154,509	$921,466	$(32,264)	$3,043,711	$—	$3,043,711

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholders’ Equity	Non- Controlling Interest	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2022	141,804	$1,061,940	$366,882	$(27,471)	$1,401,351	$(2,261)	$1,399,090
Net income attributable to KLA	—	—	1,025,991	—	1,025,991	—	1,025,991
Net income attributable to non-controlling interest	—	—	—	—	—	74	74
Other comprehensive loss	—	—	—	(31,370)	(31,370)	—	(31,370)
Net issuance under employee stock plans	171	(54,950)	—	—	(54,950)	—	(54,950)
Repurchase of common stock	(257)	(1,926)	(87,690)	—	(89,616)	—	(89,616)
Cash dividends ($1.30 per share) and dividend equivalents declared	—	—	(186,216)	—	(186,216)	—	(186,216)
Stock-based compensation expense	—	34,982	—	—	34,982	—	34,982
Purchase of non-controlling interest	—	1,902	—	—	1,902	(6,196)	(4,294)
Disposal of non-controlling interest	—	—	—	—	—	8,383	8,383
Balances as of September 30, 2022	141,718	1,041,948	1,118,967	(58,841)	2,102,074	—	2,102,074
Net income	—	—	978,795	—	978,795	—	978,795
Other comprehensive income	—	—	—	9,739	9,739	—	9,739
Net issuance under employee stock plans	170	31,196	—	—	31,196	—	31,196
Repurchase of common stock	(3,429)	870,811	(1,241,793)	—	(370,982)	—	(370,982)
Cash dividends ($1.30 per share) and dividend equivalents declared	—	—	(185,967)	—	(185,967)	—	(185,967)
Stock-based compensation expense	—	38,405	—	—	38,405	—	38,405
Balances as of December 31, 2022	138,459	$1,982,360	$670,002	$(49,102)	$2,603,260	$—	$2,603,260
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$1,323,909	$2,004,860
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill and purchased intangible assets	219,000	—
Depreciation and amortization	201,466	205,446
Loss on extinguishment of debt	—	13,286
Unrealized foreign exchange gain and other	(24,376)	(18,896)
Asset impairment charges	—	9,905
Disposal of non-controlling interest	—	8,270
Stock-based compensation expense	97,392	73,387
Gain on sale of business	—	(29,687)
Deferred income taxes	(136,480)	(255,116)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	(53,247)	(495,720)
Inventories	(159,608)	(393,177)
Other assets	(112,392)	30,546
Accounts payable	11,037	80,789
Deferred system revenue	232,307	34,587
Deferred service revenue	74,722	30,219
Other liabilities	(167,748)	401,136
Net cash provided by operating activities	1,505,982	1,699,835
Cash flows from investing activities:
Proceeds from sale of assets	5,079	—
Net proceeds from sale of business	—	75,358
Business acquisitions, net of cash acquired	—	(27,144)
Capital expenditures	(144,846)	(177,994)
Purchases of available-for-sale securities	(982,642)	(558,165)
Proceeds from sale of available-for-sale securities	15,235	36,755
Proceeds from maturity of available-for-sale securities	628,277	353,391
Purchases of trading securities	(66,007)	(37,583)
Proceeds from sale of trading securities	64,757	39,482
Proceeds from other investments	—	1,020
Net cash used in investing activities	(480,147)	(294,880)
Cash flows from financing activities:
Payment of debt issuance costs	—	(6,515)
Proceeds from revolving credit facility	—	300,000
Repayment of debt	—	(862,250)
Common stock repurchases	(893,229)	(444,853)
Payment of dividends to stockholders	(378,366)	(372,192)
Issuance of common stock	48,433	33,908
Tax withholding payments related to vested and released restricted stock units	(71,242)	(57,550)
Contingent consideration payable and other, net	(1,676)	(2,500)
Purchase of non-controlling interest	—	(4,295)
Net cash used in financing activities	(1,296,080)	(1,416,247)
Effect of exchange rate changes on cash and cash equivalents	7,434	(2,139)
Net decrease in cash and cash equivalents	(262,811)	(13,431)
Cash and cash equivalents at beginning of period	1,927,865	1,584,908
Cash and cash equivalents at end of period	$1,665,054	$1,571,477
Supplemental cash flow disclosures:
Income taxes paid, net	$605,434	$394,464
Interest paid	$138,054	$73,851
Non-cash activities:
Contingent consideration payable - financing activities	$(765)	$(1,774)
Dividends payable - financing activities	$3,985	$3,941
Unsettled common stock repurchase - financing activities	$10,999	$15,975
Accrued purchases of land, property and equipment - investing activities	$18,312	$30,590
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
The results of operations for the three and six months ended December 31, 2023 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2024.
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
Recent Accounting Pronouncements
Recently Adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires companies to apply revenue guidance to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination at carrying value. Under the prior business combination guidance, such assets and liabilities were recognized by the acquirer at fair value on the acquisition date. We adopted this update beginning in the first quarter of our fiscal year ending June 30, 2024 on a prospective basis. The impact of adopting this update will depend on the magnitude of contract assets and contract liabilities acquired in future acquisitions.

Updates Not Yet Effective
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The new guidance requires enhanced disclosures about significant segment expenses. This standard update is effective for our annual reports beginning in the fiscal year ending June 30, 2025 and interim period reports beginning in the first quarter of the fiscal year ending June 30, 2026. Early adoption is permitted on a retrospective basis. We are currently evaluating the impact of this ASU on our segment disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The new guidance requires enhanced disclosures about income tax expenses. This standard update is effective for our annual reports beginning in the fiscal year ending June 30, 2026. Early adoption is permitted on a prospective basis. We are currently evaluating the impact of this ASU on our annual income tax disclosures.
NOTE 2 – REVENUE
Contract Balances
The following table represents the opening and closing balances of accounts receivable, net, contract assets and contract liabilities as of the indicated dates.

	As of	As of
(Dollar amounts in thousands)	December 31, 2023	June 30, 2023	$ Change	% Change
Accounts receivable, net	$1,843,878	$1,753,361	$90,517	5%
Contract assets	$100,944	$117,137	$(16,193)	(14)%
Contract liabilities	$1,552,038	$1,245,007	$307,031	25%
Our payment terms and conditions vary by contract type, although the terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of product shipment, with the remainder payable within 30 days of acceptance.
The change in contract assets during the six months ended December 31, 2023 was mainly due to $85.6 million of contract assets reclassified to accounts receivable, net, as our right to consideration for these contract assets became unconditional, partially offset by $69.5 million of revenue recognized for which the payment is subject to conditions other than passage of time. Contract assets are included in other current assets on our Condensed Consolidated Balance Sheets.
The change in contract liabilities during the six months ended December 31, 2023 was mainly due to an increase in the value of products and services billed to customers for which control of the products and services has not transferred to the customers, partially offset by recognition in revenue of $771.2 million that was included in contract liabilities as of June 30, 2023. Contract liabilities are included in current and non-current liabilities on our Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

As of December 31, 2023, we had $10.65 billion of remaining performance obligations, which represents our obligation to deliver products and services, and primarily consists of sales orders where written customer requests have been received. This amount includes customer deposits of $781.3 million as disclosed in Note 4 “Financial Statement Components” and excludes contract liabilities of $1.55 billion as described above. We expect to recognize approximately 45% to 50% of these performance obligations as revenue beyond the next 12 months, but this estimate is subject to constant change. The supply chain disruptions caused by the pandemic as well as elevated demand levels in recent years have led to customers agreeing to purchase equipment from us with lead times that are longer than our historical experience. More recently, we have seen the macro-driven slowdown has impacted general semiconductor demand, causing the semiconductor industry to rebalance its supply chain and reduce inventory levels. In response to this slowdown, some of our customers have been adjusting their capacity expansion-focused capital expenditure plans. As customers try to balance the evolution of their technological, production or market needs with the timing and content of orders placed with us, there is elevated risk of order modifications, pushouts, or cancellations.

In addition, in October 2022, the U.S. government issued regulations that imposed new export licensing requirements for certain U.S. semiconductor and high-performance computing technology (including wafer fab equipment), for the use of such technology for certain end uses in the People’s Republic of China (“China”), and for the provision of support by U.S. Persons to certain advanced integrated circuit (“IC”) fabs located in China. The regulations impose export license requirements effectively on all KLA products and services to customers located in China that fabricate certain advanced logic, NAND and DRAM ICs. KLA is also restricted from providing certain U.S. origin tools, software and technology to certain wafer fab equipment manufacturers located in China, absent an export license. In October 2023, the U.S. government issued additional regulations that went into effect in November 2023. These additional rules are designed to update export controls on advanced computing semiconductors and semiconductor manufacturing equipment, as well as items that support supercomputing applications and end-uses, to arms embargoed countries, including China. They adjust the parameters included in the existing regulations that determine whether an advanced computing chip is restricted and impose new measures to address risks of circumvention of the controls established in October 2022. The regulations are very complex and, in January 2024, KLA, among other companies, submitted comments to the government regarding these regulations. We are taking appropriate measures to comply with all government regulations, and will continue to apply for export licenses, when required, to avoid disruption to our customers’ operations. While some export licenses have been obtained by us or our customers, there can be no assurance that export licenses applied for by either us or our customers, now or in the future, will be granted.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers between Level 1, Level 2 and Level 3 fair value measurements during the six months ended December 31, 2023.
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
Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the dates indicated below, were presented on our Condensed Consolidated Balance Sheets as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Little or No Market Activity Inputs
As of December 31, 2023 (In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Money market funds and other	$959,851	$959,851	$—	$—
U.S. Treasury securities	42,001	—	42,001	—
Marketable securities:
Corporate debt securities	743,650	—	743,650	—
Municipal securities	38,582	—	38,582	—
U.S. Government agency securities	110,261	110,261	—	—
U.S. Treasury securities	546,370	432,791	113,579	—
Equity securities	15,017	15,017	—	—
Total cash equivalents and marketable securities(1)	2,455,732	1,517,920	937,812	—
Other current assets:
Derivative assets	38,937	—	38,937	—
Other non-current assets:
Executive Deferred Savings Plan	272,709	245,683	27,026	—
Total financial assets(1)	$2,767,378	$1,763,603	$1,003,775	$—
Liabilities
Derivative liabilities	$(21,923)	$—	$(21,923)	$—
Contingent consideration payable	(2,507)	—	—	(2,507)
Total financial liabilities	$(24,430)	$—	$(21,923)	$(2,507)
________________
(1) Excludes cash of $430.1 million held in operating accounts and time deposits of $457.2 million (of which $233.1 million were cash equivalents) as of December 31, 2023.

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

NOTE 4 – FINANCIAL STATEMENT COMPONENTS
Condensed Consolidated Balance Sheets

	As of	As of
(In thousands)	December 31, 2023	June 30, 2023
Accounts receivable, net:
Accounts receivable, gross	$1,879,295	$1,786,993
Allowance for credit losses	(35,417)	(33,632)
	$1,843,878	$1,753,361
Inventories:
Customer service parts	$586,232	$524,096
Raw materials	1,560,293	1,559,202
Work-in-process	621,406	578,864
Finished goods	270,697	214,622
	$3,038,628	$2,876,784
Other current assets:
Deferred costs of revenues	$166,385	$133,067
Prepaid expenses	125,638	121,204
Contract assets	100,944	117,137
Prepaid income and other taxes	53,269	64,901
Other current assets	76,985	62,419
	$523,221	$498,728
Land, property and equipment, net:
Land	$78,261	$72,287
Buildings and leasehold improvements	872,520	825,975
Machinery and equipment	1,076,052	1,016,713
Office furniture and fixtures	61,092	58,036
Construction-in-process	201,446	168,817
	2,289,371	2,141,828
Less: accumulated depreciation	(1,200,547)	(1,109,987)
	$1,088,824	$1,031,841
Other non-current assets:
Executive Deferred Savings Plan(1)	$272,709	$256,846
Operating lease right of use assets	235,101	208,706
Other non-current assets	160,546	171,910
	$668,356	$637,462
Other current liabilities:
Customer deposits	$607,998	$769,000
Compensation and benefits	517,076	370,536
Other liabilities and accrued expenses	402,906	383,407
Executive Deferred Savings Plan(1)	273,937	258,223
Income taxes payable	164,101	383,012
Interest payable	112,757	105,270
Operating lease liabilities	35,439	34,042
	$2,114,214	$2,303,490
Other non-current liabilities:
Income taxes payable	$274,747	$322,113
Customer deposits	173,279	156,874
Operating lease liabilities	156,040	138,354
Pension liabilities	62,124	63,672
Other non-current liabilities	140,983	132,045
	$807,173	$813,058

________________
(1)We have a non-qualified deferred compensation plan (known as the “Executive Deferred Savings Plan” or “EDSP”) under which certain employees and non-employee directors may defer a portion of their compensation. The expense associated with changes in the EDSP liability included in selling, general and administrative (“SG&A”) expense was $25.8 million and $11.9 million in the three months ended December 31, 2023 and 2022, respectively, and was $16.5 million and $1.6 million during the six months ended December 31, 2023 and 2022, respectively. The amount of net gains associated with changes in the EDSP assets included in SG&A expense was $25.7 million and $11.9 million in the three months ended December 31, 2023 and 2022, respectively, and was $16.2 million and $1.6 million during the six months ended December 31, 2023 and 2022, respectively. For additional details, refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) (“AOCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of December 31, 2023	$(68,826)	$(163)	$55,739	$(19,014)	$(32,264)

Balance as of June 30, 2023	$(64,627)	$(12,797)	$59,944	$(18,861)	$(36,341)
The effects on net income of amounts reclassified from AOCI to the Condensed Consolidated Statements of Operations for the indicated periods were as follows (in thousands; amounts in parentheses indicate debits or reductions to earnings):

AOCI Components		Three Months Ended		Six Months Ended
	Location in the Condensed Consolidated Statement of Operations	December 31,		December 31,
		2023	2022	2023	2022
Unrealized gains on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$8,036	$15,928	$11,432	$30,533
	Costs of revenues and operating expenses	(20)	(3,904)	2,755	(9,271)
	Interest expense	937	937	1,874	1,874
	Net gains reclassified from AOCI	$8,953	$12,961	$16,061	$23,136
Unrealized losses on available-for-sale securities	Other expense (income), net	$(61)	$(407)	$(73)	$(581)

The amount reclassified out of AOCI related to our defined benefit pension plans that was recognized as a component of net periodic cost for the three months ended December 31, 2023 and 2022 was $0.3 million and $0.4 million, respectively, and for the six months ended December 31, 2023 and 2022 was $0.5 million and $0.8 million, respectively. For additional details, refer to Note 13 “Employee Benefit Plans” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

NOTE 5 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of December 31, 2023 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$742,409	$3,233	$(1,992)	$743,650
Money market funds and other	959,851	—	—	959,851
Municipal securities	38,669	156	(243)	38,582
U.S. Government agency securities	109,973	371	(83)	110,261
U.S. Treasury securities	590,021	1,441	(3,091)	588,371
Equity securities(1)	3,211	11,806	—	15,017
Subtotal	2,444,134	17,007	(5,409)	2,455,732
Add: Time deposits(2)	457,188	—	—	457,188
Less: Cash equivalents	1,234,975	5	—	1,234,980
Marketable securities	$1,666,347	$17,002	$(5,409)	$1,677,940

As of June 30, 2023 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$508,511	$52	$(5,913)	$502,650
Money market funds and other	1,257,223	—	—	1,257,223
Municipal securities	32,525	—	(737)	31,788
U.S. Government agency securities	134,486	4	(918)	133,572
U.S. Treasury securities	538,487	10	(8,782)	529,715
Equity securities(1)	3,211	14,948	—	18,159
Subtotal	2,474,443	15,014	(16,350)	2,473,107
Add: Time deposits(2)	471,439	—	—	471,439
Less: Cash equivalents	1,629,248	4	—	1,629,252
Marketable securities	$1,316,634	$15,010	$(16,350)	$1,315,294
________________
(1) Unrealized gains on equity securities included in our portfolio include the initial fair value adjustment recorded upon a security becoming marketable.
(2) Time deposits excluded from fair value measurements.
Our investment portfolio includes both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of our unrealized losses are due to changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all these investments upon maturity. As of December 31, 2023, we had 306 investments in a gross unrealized loss position. The following table summarizes the fair value and gross unrealized losses of our investments that were in an unrealized loss position as of the dates indicated below.

As of December 31, 2023	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$190,129	$(371)	$139,118	$(1,621)	$329,247	$(1,992)
Municipal securities	6,173	(29)	13,192	(214)	19,365	(243)
U.S. Government agency securities	42,904	(74)	2,770	(9)	45,674	(83)
U.S. Treasury securities	81,838	(459)	164,874	(2,632)	246,712	(3,091)
Total	$321,044	$(933)	$319,954	$(4,476)	$640,998	$(5,409)

As of June 30, 2023	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$310,613	$(2,242)	$161,263	$(3,671)	$471,876	$(5,913)
Municipal securities	9,011	(199)	17,253	(538)	26,264	(737)
U.S. Government agency securities	80,793	(459)	36,406	(459)	117,199	(918)
U.S. Treasury securities	288,376	(4,117)	183,475	(4,665)	471,851	(8,782)
Total	$688,793	$(7,017)	$398,397	$(9,333)	$1,087,190	$(16,350)
The contractual maturities of securities classified as available-for-sale, regardless of their classification on our Condensed Consolidated Balance Sheets, as of the date indicated below were as follows:

As of December 31, 2023 (In thousands)	Amortized Cost	Fair Value
Due within one year	$833,891	$843,309
Due after one year through three years	832,456	834,631
Total	$1,666,347	$1,677,940
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities for the three and six months ended December 31, 2023 and 2022 were immaterial.
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
As of December 31, 2023, we had $2.5 million of contingent consideration recorded for an acquisition completed during our fiscal year ended June 30, 2019, which is classified as a current liability on the Condensed Consolidated Balance Sheet.
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
For additional details of business combinations, refer to Note 6 “Business Combinations and Dispositions” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
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

During the second quarter of fiscal 2024, we noted a significant deterioration of the long-term forecast for our Printed Circuit Board (“PCB”) and Display businesses which are a part of our PCB and Display operating segment, as the company initiated its annual strategic planning process. The downward revision of financial outlook for the PCB and Display businesses triggered a goodwill impairment test. In addition, in the second quarter of fiscal 2024, we began to evaluate strategic options for our Display business. Our PCB and Display operating segment is now comprised of two reporting units, 1) PCB and 2) Display, while, prior to the change, the PCB and Display operating segment represented a single reporting unit.
The following table presents changes in goodwill carrying value by reporting unit during the six months ended December 31, 2023:

(In thousands)	Wafer Inspection and Patterning	Global Service and Support (“GSS”)	Specialty Semiconductor Process	PCB and Display	PCB	Display	Component Inspection	Total
Balances as of June 30, 2023
Goodwill	1,004,700	25,908	826,037	942,819	—	—	13,575	2,813,039
Accumulated impairment losses	(277,570)	—	(144,179)	(112,470)	—	—	—	(534,219)
	$727,130	$25,908	$681,858	$830,349	$—	$—	$13,575	$2,278,820
Activity for the six months ended December 31, 2023
Goodwill impairment	—	—	—	(192,600)	—	—	—	(192,600)
Reallocation due to change in reporting units	—	—	—	(637,749)	567,275	70,474	—	—
Foreign currency adjustments	(16)	—	—	—	—	—	—	(16)
Balances as of December 31, 2023
Goodwill	1,004,684	25,908	826,037	305,070	567,275	70,474	13,575	$2,813,023
Accumulated impairment losses	(277,570)	—	(144,179)	(305,070)	—	—	—	(726,819)
	$727,114	$25,908	$681,858	$—	$567,275	$70,474	$13,575	$2,086,204

As a result of our quantitative assessment, we recorded a total goodwill impairment charge of $192.6 million for the PCB and Display reporting unit in the three months ended December 31, 2023. The goodwill balances of the new PCB and Display reporting units were determined based on their relative fair values. We assessed for impairment subsequent to the reporting unit change and noted no impairment.
To determine the fair value of a reporting unit, we utilized income and market approaches and applied a weighting of 75 percent and 25 percent, respectively. The income approach is estimated through discounted cash flow analysis. The estimated fair value of this reporting unit was computed by adding the present value of the estimated annual discounted cash flows over a discrete projection period to the residual value of the business at the end of the projection period. This valuation technique requires us to use significant estimates and assumptions, including long-term growth rates, discount rates and other inputs. The estimated growth rates for the projection period are based on our internal forecasts of anticipated future performance of the business. The residual value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections. The discount rates are based on the weighted average cost of capital of comparable peer companies. The market approach estimates the fair value of the reporting unit by utilizing the market comparable method, which is based on revenue and earnings multiples from comparable companies. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future, and a downward revision of these estimates and/or assumptions would decrease the fair value of our reporting units, which could result in additional impairment charges in the future.

Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of December 31, 2023			As of June 30, 2023
Category	Range of Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-8	$1,552,074	$954,790	$597,284	$1,536,826	$841,815	$695,011
Customer relationships	4-9	358,567	229,736	128,831	358,567	205,037	153,530
Trade name / Trademark	4-7	119,083	89,770	29,313	116,583	78,749	37,834
Order backlog and other	<1-7	83,336	82,639	697	85,836	82,264	3,572
Intangible assets subject to amortization		2,113,060	1,356,935	756,125	2,097,812	1,207,865	889,947
In-process research and development		46,074	15,966	30,108	61,322	15,966	45,356
Total		$2,159,134	$1,372,901	$786,233	$2,159,134	$1,223,831	$935,303

Purchased intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. We identified an impairment indicator for the long-lived assets in our PCB and Display operating segment during the second quarter of fiscal 2024 due to the downward revision of financial outlook for the businesses as noted above.

In connection with the evaluation of the goodwill impairment in the PCB and Display reporting unit, the Company assessed tangible and intangible assets for impairment prior to performing the goodwill impairment test. The Company first performed a recoverability test for each asset group identified in the PCB and Display operating segment by comparing projected undiscounted cash flows from the use and eventual disposition of each asset group to its carrying value. This test indicated that the undiscounted cash flows were not sufficient to recover the carrying value of the asset groups. We then compared the carrying value of the individual long-lived assets within those asset groups against their fair value in order to measure the impairment loss. Determining the fair value involved the use of significant estimates and assumptions, including revenue forecasts, terminal growth rate, tax rate and a weighted average cost of capital adjusted for company-specific risk.

As a result, we recorded a total purchased intangible asset impairment charge of $26.4 million for the three months ended December 31, 2023. No impairment was identified for other long-lived assets in the three months ended December 31, 2023.
Total impairment charges for goodwill and purchased intangible assets of $219.0 million were recognized as a separate charge and included in income (loss) from operations.
Amortization expense for purchased intangible assets for the periods indicated below was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2023	2022	2023	2022
Amortization expense - Costs of revenues	$46,087	$45,446	$92,175	$90,512
Amortization expense - SG&A	13,279	20,128	30,495	40,256
Amortization expense - Research and development	—	31	—	62
Total	$59,366	$65,605	$122,670	$130,830

Based on the purchased intangible assets gross carrying amount recorded as of December 31, 2023, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2024 (remaining six months)	$113,610
2025	214,968
2026	199,055
2027	130,794
2028	49,027
2029 and thereafter	48,671
Total	$756,125
NOTE 8 – DEBT
The following table summarizes our debt as of December 31, 2023 and June 30, 2023:

	As of December 31, 2023		As of June 30, 2023
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 4.650% Senior Notes due on November 1, 2024	$750,000	4.682%	$750,000	4.682%
Fixed-rate 5.650% Senior Notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Fixed-rate 4.100% Senior Notes due on March 15, 2029	800,000	4.159%	800,000	4.159%
Fixed-rate 5.000% Senior Notes due on March 15, 2049	400,000	5.047%	400,000	5.047%
Fixed-rate 3.300% Senior Notes due on March 1, 2050	750,000	3.302%	750,000	3.302%
Fixed-rate 4.650% Senior Notes due on July 15, 2032	1,000,000	4.657%	1,000,000	4.657%
Fixed-rate 4.950% Senior Notes due on July 15, 2052	1,200,000	5.009%	1,200,000	5.009%
Fixed-rate 5.250% Senior Notes due on July 15, 2062	800,000	5.259%	800,000	5.259%
Total	5,950,000		5,950,000
Unamortized discount/premium, net	(17,268)		(17,848)
Unamortized debt issuance costs	(40,006)		(41,416)
Total	$5,892,726		$5,890,736
Reported as:
Short-term debt	$749,842		$—
Long-term debt	5,142,884		5,890,736
Total	$5,892,726		$5,890,736
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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of December 31, 2023 and June 30, 2023 was $5.86 billion and $5.69 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of December 31, 2023, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility
As of December 31, 2023, we have in place a renegotiated Credit Agreement dated June 8, 2022 (“Credit Agreement”) for an unsecured Revolving Credit Facility (“Revolving Credit Facility”) having a maturity date of June 8, 2027 that allows us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. As of December 31, 2023, we had no outstanding borrowings under the Revolving Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the maturity date, at which time we may exercise two one-year extension options with the consent of the lenders. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility can be made as Term Secured Overnight Financing Rate (“SOFR”) Loans or Alternate Base Rate (“ABR”) Loans, at the Company’s option. In the event that Term SOFR is unavailable, any Term SOFR elections will be converted to Daily Simple SOFR, if available. Each Term SOFR Loan will bear interest at a rate per annum equal to the applicable Adjusted Term SOFR rate, which is equal to the applicable Term SOFR rate plus 10 bps that shall not be less than zero, plus a spread ranging from 75 bps to 125 bps, as determined by the Company’s credit ratings at the time. Each ABR Loan will bear interest at a rate per annum equal to the ABR plus a spread ranging from 0 bps to 25 bps, as determined by the Company’s credit ratings at the time. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 4.5 bps to 12.5 bps, subject to an adjustment in conjunction with changes to our credit rating. The applicable interest rates and commitment fees are also subject to adjustment based on the Company’s performance against certain environmental sustainability key performance indicators (“KPI”) related to greenhouse gas emissions and renewable electricity usage. Our performance against these KPIs in calendar year 2022 resulted in reductions to the fees associated with our Revolving Credit Facility. As of December 31, 2023, we elected to pay interest on borrowings under the Revolving Credit Facility at the applicable Adjusted Term SOFR rate plus a spread of 85 bps and the applicable commitment fee on the daily undrawn balance of the Revolving Credit Facility was 6 bps.
Under the Credit Agreement, the maximum leverage ratio on a quarterly basis is 3.50 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which may be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of December 31, 2023, our maximum allowed leverage ratio was 3.50 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of December 31, 2023.
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
Lease expense was $12.9 million and $25.2 million for the three and six months ended December 31, 2023, respectively and $9.6 million and $19.1 million for the three and six months ended December 31, 2022, respectively. Expenses related to short-term leases, which were not recorded on the Condensed Consolidated Balance Sheets, were not material for the three and six months ended December 31, 2023 and 2022. As of December 31, 2023 and June 30, 2023, the weighted-average remaining lease term was 6.8 and 6.7 years, respectively, and the weighted-average discount rate for operating leases was 3.98% and 3.36%, respectively.
Supplemental cash flow information related to leases was as follows:

	Six Months Ended December 31,
In thousands	2023	2022
Operating cash outflows from operating leases	$20,504	$19,363
Right of use assets obtained in exchange for new operating lease liabilities	$38,513	$18,760
Maturities of lease liabilities as of December 31, 2023 were as follows:

Fiscal Year Ending June 30:	(In thousands)
2024 (remaining six months)	$20,308
2025	41,758
2026	34,409
2027	27,784
2028	19,492
2029 and thereafter	82,108
Total lease payments	225,859
Less imputed interest	(34,380)
Total	$191,479
As of December 31, 2023, we did not have material leases that had not yet commenced.
NOTE 10 – EQUITY, LONG-TERM INCENTIVE COMPENSATION PLANS AND NON-CONTROLLING INTEREST
Equity Incentive Program
On August 3, 2023, our Board of Directors adopted the KLA Corporation 2023 Incentive Award Plan (the “2023 Plan”) which replaced our 2004 Equity Incentive Plan (the “2004 Plan”) for grants of equity awards occurring on or after November 1, 2023. The new plan was approved by our stockholders at the annual meeting of stockholders held on November 1, 2023. As of December 31, 2023, 10.6 million shares remained available for issuance under our 2023 Plan. For details of the 2004 Plan refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Equity Incentive Plans - General Information
The following table summarizes the combined activity under our equity incentive plans:

(In thousands)	Available For Grant(1)
Balance as of June 30, 2023	7,761
Plan shares increased	3,250
Restricted stock units granted(2)	(412)
Restricted stock units canceled	36
Balance as of December 31, 2023	10,635
__________________
(1)The number of restricted stock units (“RSU”) reflects the application of the award multiplier of 2.0x to calculate the impact of the award on the shares reserved under the 2023 Plan.
(2)Includes RSUs granted to senior management during the six months ended December 31, 2023 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such RSUs that are deemed to have been earned) (“performance-based RSU”). This line item includes all such performance-based RSUs granted during the six months ended December 31, 2023 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.2 million shares for the six months ended December 31, 2023 reflects the application of the multiplier described above).
The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. The fair value for RSUs granted with “dividend equivalent” rights is determined using the closing price of our common stock on the grant date.
The following table shows stock-based compensation expense for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2023	2022	2023	2022
Stock-based compensation expense by:
Costs of revenues	$8,082	$6,004	$15,751	$11,593
R&D	12,753	8,792	25,781	17,148
SG&A	27,785	23,609	55,860	44,646
Total stock-based compensation expense	$48,620	$38,405	$97,392	$73,387
Stock-based compensation capitalized as inventory as of December 31, 2023 and June 30, 2023 was $20.9 million and $16.7 million, respectively.
Restricted Stock Units
The following table shows the activity and weighted-average grant date fair values for RSUs during the six months ended December 31, 2023:

	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding RSUs as of June 30, 2023(2)	1,715	$312.40
Granted(3)	206	$499.58
Vested and released	(340)	$218.31
Forfeited	(18)	$353.05
Outstanding RSUs as of December 31, 2023(2)	1,563	$356.98
__________________
(1)Share numbers reflect actual shares subject to awarded RSUs.
(2)Includes performance-based RSUs.

(3)This line item includes performance-based RSUs granted during the six months ended December 31, 2023 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.1 million shares for the six months ended December 31, 2023).
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
The following table shows the weighted-average grant date fair value per unit for the RSUs granted, aggregate grant date fair value of RSUs vested and tax benefits realized by us in connection with vested and released RSUs for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except for weighted-average grant date fair value)	2023	2022	2023	2022
Weighted-average grant date fair value per unit	$476.53	$312.42	$499.58	$389.71
Grant date fair value of vested RSUs	$8,529	$8,029	$74,053	$57,935
Tax benefits realized by us in connection with vested and released RSUs	$2,669	$2,308	$18,723	$12,851
As of December 31, 2023, the unrecognized stock-based compensation expense balance related to RSUs was $379.8 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.5 years. The intrinsic value of outstanding RSUs as of December 31, 2023 was $908.5 million.
Cash-Based Long-Term Incentive Compensation
We have adopted a cash-based long-term incentive (“Cash LTI”) program (“Cash LTI Plan”) for many of our employees as part of our employee compensation program. Executives and non-employee members of the Board of Directors do not participate in the Cash LTI Plan. During both the six months ended December 31, 2023 and 2022, we approved Cash LTI awards of $0.1 million. Cash LTI awards issued to employees under the Cash LTI Plan will vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three- or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date. During the three months ended December 31, 2023 and 2022, we recognized $18.2 million and $19.4 million, respectively, in compensation expense under the Cash LTI Plan. During the six months ended December 31, 2023 and 2022, we recognized $36.7 million and $38.9 million, respectively, in compensation expense under the Cash LTI Plan. As of December 31, 2023, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $114.7 million. For details, refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
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

The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Stock purchase plan:
Expected stock price volatility	32.8%	41.6%	32.8%	41.6%
Risk-free interest rate	5.1%	1.1%	5.1%	1.1%
Dividend yield	1.1%	1.8%	1.1%	1.8%
Expected life (in years)	0.5	0.5	0.5	0.5
The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Total cash received from employees for the issuance of shares under the ESPP	$48,433	$33,793	$48,433	$33,793
Number of shares purchased by employees through the ESPP	118	134	118	134
Tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP	$331	$362	$1,696	$924
Weighted-average fair value per share based on Black-Scholes model	$114.32	$73.31	$114.32	$73.31
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares which we estimate will be required to be issued under the ESPP during the forthcoming fiscal year. As of December 31, 2023, a total of 2.5 million shares were reserved and available for issuance under the ESPP.
Quarterly Cash Dividends
On December 1, 2023, we paid a quarterly cash dividend of $1.45 per share to stockholders of record as of the close of business on November 15, 2023. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended December 31, 2023 and 2022 was $196.9 million and $184.2 million, respectively. The total amount of regular quarterly cash dividends and dividend equivalents paid during the six months ended December 31, 2023 and 2022 was $378.4 million and $372.2 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of December 31, 2023 and June 30, 2023 was $11.8 million and $12.2 million, respectively. These amounts will be paid upon vesting of the underlying RSUs.
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
As of December 31, 2023, an aggregate of $3.02 billion was available for repurchase under the stock repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2023	2022	2023	2022
Number of shares of common stock repurchased	848	3,429	1,804	3,686
Total cost of repurchases	$441,563	$370,982	$900,656	$460,598
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
The following table sets forth the computation of basic and diluted net income per share attributable to KLA:

(In thousands, except per share amounts)	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Numerator:
Net income attributable to KLA	$582,534	$978,795	$1,323,909	$2,004,786
Denominator:
Weighted-average shares - basic, excluding unvested RSUs	135,539	141,299	135,976	141,564
Effect of dilutive RSUs and options	715	667	708	704
Weighted-average shares - diluted	136,254	141,966	136,684	142,268
Basic net income per share attributable to KLA	$4.30	$6.93	$9.74	$14.16
Diluted net income per share attributable to KLA	$4.28	$6.89	$9.69	$14.09
Anti-dilutive securities excluded from the computation of diluted net income per share	—	331	—	271
NOTE 13 – INCOME TAXES
The following table provides details of income taxes:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollar amounts in thousands)	2023	2022	2023	2022
Income before income taxes	$691,270	$1,142,973	$1,542,981	$2,213,001
Provision for income taxes	$108,736	$164,178	$219,072	$208,141
Effective tax rate	15.7%	14.4%	14.2%	9.4%

Our effective tax rate is lower than the U.S. federal statutory rate during the six months ended December 31, 2023 primarily due to the proportion of earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate and the proportion of U.S. earnings eligible for the Foreign Derived Intangible Income deduction.
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
Legislative Developments
President Biden signed into law the CHIPS and Science Act of 2022 (“CHIPS Act,” where “CHIPS” stands for Creating Helpful Incentives to Produce Semiconductors) on August 9, 2022. The CHIPS Act provides for various incentives and tax credits among other items, including the Advanced Manufacturing Investment Credit (“AMIC”) which equals 25% of qualified investments in an advanced manufacturing facility that is placed in service after December 31, 2022. There was no material impact to our financial statements from the AMIC provision during the six months ended December 31, 2023.
President Biden also signed into law the IRA on August 16, 2022. The IRA has several new provisions including a 15% corporate alternative minimum tax (“CAMT”) for certain large corporations that have at least an average of $1.0 billion of adjusted financial statement income over a consecutive three-tax-year period. The CAMT was effective for us beginning in the quarter ended September 30, 2023 and we are not expecting to have any tax impact from the CAMT for the fiscal year ending June 30, 2024.
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

The following table shows total receivables sold under factoring agreements and proceeds from sales of LC for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2023	2022	2023	2022
Receivables sold under factoring agreements	$49,072	$77,212	$94,679	$181,459
Proceeds from sales of LC	$13,900	$44,596	$13,900	$69,247
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
Purchase Commitments. We maintain commitments to purchase inventory from our suppliers as well as goods, services and other assets in the ordinary course of business. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed between the parties. This forecasted time-horizon can vary among different suppliers. Our estimate of our significant purchase commitments primarily for material, services, supplies and asset purchases is approximately $2.1 billion as of December 31, 2023, a majority of which are due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash LTI Plan. As of December 31, 2023, we have committed $167.7 million for future payment obligations under our Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three- or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date.
Guarantees and Contingencies. We maintain guarantee arrangements available through various financial institutions for up to $86.7 million, of which $54.4 million had been issued as of December 31, 2023, primarily to fund guarantees to customs authorities for value-added tax and other operating requirements of our consolidated subsidiaries in Europe, Israel and Asia.
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
Since fiscal 2015, we have entered into five sets of forward contracts, generally, to hedge the benchmark interest rate on portions of our Senior Notes prior to issuance (“Rate Lock Agreements”). Upon issuance of the associated debt, the Rate Lock Agreements were settled and their fair values were recorded within AOCI. The resulting gains and losses from these transactions are amortized to interest expense over the lives of the associated debt. We recognized net gains of $0.9 million and $1.9 million in the three and six months ended December 31, 2023, respectively, and net gains of $0.9 million and $1.9 million in the three and six months ended December 31, 2022, respectively, for the amortization of the net of the Rate Lock Agreements that had been recognized in AOCI, which decreased the interest expense on a net basis. As of December 31, 2023, the aggregate unamortized portion of the fair value of the forward contracts for the Rate Lock Agreements was a $45.8 million net gain.
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

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2023	2022	2023	2022
Derivatives Designated as Cash Flow Hedging Instruments:
Rate lock agreements:
Amounts included in the assessment of effectiveness	$(3,385)	$(937)	$(3,385)	$—
Foreign exchange contracts:
Amounts included in the assessment of effectiveness	$13,184	$9,896	$11,651	$10,712
Amounts excluded from the assessment of effectiveness	$7	$(720)	$59	$(705)
Derivatives Designated as Net Investment Hedging Instruments:
Foreign exchange contracts(1):	$(9,606)	$(1,847)	$(7,070)	$1,832
    __________________
(1)No amounts were reclassified from AOCI into earnings related to the sale of a subsidiary, as there were no such sales during the periods presented.
The locations and amounts of designated and non-designated derivatives’ gains and losses reported in the Condensed Consolidated Statements of Operations for the indicated periods were as follows:

	Three Months Ended December 31,				Three Months Ended December 31,
	2023				2022
(In thousands)	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$2,486,726	$1,753,408	$74,202	$(32,154)	$2,983,887	$1,784,708	$74,280	$(18,074)
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from AOCI to earnings	$—	$—	$937	$—	$—	$—	$937	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from AOCI to earnings	$8,296	$(20)	$—	$—	$16,361	$(3,904)	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(260)	$—	$—	$7	$(433)	$—	$—	$455
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$13,062	$—	$—	$—	$(8,081)

	Six Months Ended December 31,				Six Months Ended December 31,
	2023				2022
(In thousands)	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$4,883,682	$3,251,158	$148,436	$(58,893)	$5,708,311	$3,398,429	$148,675	$(65,080)
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from AOCI to earnings	$—	$—	$1,874	$—	$—	$—	$1,874	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from AOCI to earnings	$11,945	$2,755	$—	$—	$31,276	$(9,271)	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(513)	$—	$—	$59	$(743)	$—	$—	$910
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$1,665	$—	$—	$—	$6,293

The U.S. dollar equivalent of all outstanding notional amounts of foreign currency hedge contracts and rate lock agreements, with maximum remaining maturities of approximately 12 months as of the dates indicated below, were as follows:

	As of	As of
(In thousands)	December 31, 2023	June 30, 2023
Cash flow hedge contracts - foreign currency
Purchase	$449,296	$218,315
Sell	$122,487	$123,951
Net investment hedge contracts - foreign currency
Sell	$215,114	$87,157
Other foreign currency hedge contracts
Purchase	$652,098	$527,349
Sell	$368,867	$204,902
Rate lock agreements	$250,000	$—

The locations and fair value of our derivatives reported in our Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	As of	As of	Balance Sheet	As of	As of
	Location	December 31, 2023	June 30, 2023	Location	December 31, 2023	June 30, 2023
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Rate lock agreements	Other current assets	$—	$—	Other current liabilities	$(3,385)	$—
Foreign exchange contracts	Other current assets	$15,590	$24,498	Other current liabilities	$(8,862)	$(442)
Total derivatives designated as hedging instruments		15,590	24,498		(12,247)	(442)
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	23,347	11,214	Other current liabilities	(9,676)	(11,664)
Total derivatives not designated as hedging instruments		23,347	11,214		(9,676)	(11,664)
Total derivatives		$38,937	$35,712		$(21,923)	$(12,106)
The changes in AOCI, before taxes, related to derivatives for the indicated periods were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2023	2022	2023	2022
Beginning AOCI	$75,558	$72,290	$81,611	$77,018
Amount reclassified to earnings as net gains	(8,953)	(12,961)	(16,061)	(23,136)
Net change in unrealized gains	200	6,392	1,255	11,839
Ending AOCI	$66,805	$65,721	$66,805	$65,721
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

As of December 31, 2023				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$38,937	$—	$38,937	$(21,100)	$—	$17,837
Derivatives - liabilities	$(21,923)	$—	$(21,923)	$21,100	$—	$(823)

As of June 30, 2023				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$35,712	$—	$35,712	$(8,968)	$—	$26,744
Derivatives - liabilities	$(12,106)	$—	$(12,106)	$8,968	$—	$(3,138)

NOTE 17 – RELATED PARTY TRANSACTIONS
During the three and six months ended December 31, 2023 and 2022, we purchased from, or sold to, several entities where one or more of our executive officers or members of our Board of Directors were, during the periods presented, an executive officer or a board member of a subsidiary, including Advanced Micro Devices, Inc., Agilent Technologies, Inc., Ansys, Inc., HP Inc., Keysight Technologies, Inc., Microchip Technology Incorporated, Splunk Inc., and Tenneco Inc. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2023	2022	2023	2022
Total revenues	$1,848	$11,042	$5,210	$11,799
Total purchases	$279	$3,035	$2,100	$3,280
Our receivable balances from these parties were immaterial and $1.0 million as of December 31, 2023 and June 30, 2023, respectively. Our payable balances to these parties were immaterial as of December 31, 2023 and June 30, 2023. All of the related party transactions were made at current market rates.
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

The following is a summary of results for each of our three reportable segments for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2023	2022	2023	2022
Semiconductor Process Control:
Revenues	$2,194,079	$2,657,395	$4,329,557	$5,055,154
Segment gross profit	1,418,339	1,678,037	2,804,868	3,255,019
Specialty Semiconductor Process:
Revenues	150,065	158,085	276,784	285,952
Segment gross profit	81,278	84,040	150,579	151,080
PCB, Display and Component Inspection:
Revenues	143,032	169,959	279,075	370,704
Segment gross profit	57,165	53,864	96,985	139,538
Totals:
Revenues for reportable segments	$2,487,176	$2,985,439	$4,885,416	$5,711,810
Segment gross profit	$1,556,782	$1,815,941	$3,052,432	$3,545,637

The following table reconciles total reportable segment revenues to total revenues for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2023	2022	2023	2022
Total revenues for reportable segments	$2,487,176	$2,985,439	$4,885,416	$5,711,810
Corporate allocations and effects of changes in foreign currency exchange rates	(450)	(1,552)	(1,734)	(3,499)
Total revenues	$2,486,726	$2,983,887	$4,883,682	$5,708,311

The following table reconciles total segment gross profit to income before income taxes for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2023	2022	2023	2022
Total segment gross profit	$1,556,782	$1,815,941	$3,052,432	$3,545,637
Acquisition-related charges, corporate allocations and effects of changes in foreign currency exchange rates(1)	46,802	40,840	92,387	87,338
R&D	320,418	332,826	631,632	651,341
SG&A	237,244	243,096	476,889	497,076
Impairment of goodwill and purchased intangible assets	219,000	—	219,000	—
Interest expense	74,202	74,280	148,436	148,675
Loss on extinguishment of debt	—	—	—	13,286
Other expense (income), net	(32,154)	(18,074)	(58,893)	(65,080)
Income before income taxes	$691,270	$1,142,973	$1,542,981	$2,213,001
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

The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2023		2022		2023		2022
Revenues:
China	$1,027,780	41%	$681,701	23%	$2,053,724	42%	$1,521,362	27%
Taiwan	375,259	15%	768,999	26%	780,602	16%	1,517,333	27%
Korea	310,672	12%	590,936	20%	530,493	11%	998,398	17%
Japan	297,757	12%	269,746	9%	525,134	11%	487,455	9%
North America	263,613	11%	366,641	12%	514,326	10%	600,395	10%
Europe and Israel	123,362	5%	169,614	5%	291,798	6%	333,687	6%
Rest of Asia	88,283	4%	136,250	5%	187,605	4%	249,681	4%
Total	$2,486,726	100%	$2,983,887	100%	$4,883,682	100%	$5,708,311	100%
The following is a summary of revenues by major product categories for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2023		2022		2023		2022
Revenues:
Wafer Inspection	$1,166,484	47%	$1,256,540	42%	$2,176,682	45%	$2,359,082	41%
Patterning	430,384	17%	861,262	29%	972,872	20%	1,594,632	28%
Specialty Semiconductor Process	136,278	6%	145,542	5%	248,381	5%	259,986	5%
PCB, Display and Component Inspection	77,298	3%	108,644	4%	148,462	3%	243,087	4%
Services	564,917	23%	520,479	17%	1,125,209	23%	1,049,294	18%
Other	111,365	4%	91,420	3%	212,076	4%	202,230	4%
Total	$2,486,726	100%	$2,983,887	100%	$4,883,682	100%	$5,708,311	100%
Wafer Inspection and Patterning products are offered in the Semiconductor Process Control segment. Services are offered in multiple segments. Other includes primarily refurbished systems, remanufactured legacy systems, and enhancements and upgrades for previous-generation products that are part of the Semiconductor Process Control segment.
In the three months ended December 31, 2023, no customers accounted for greater than 10% of total revenues. In the three months ended December 31, 2022, two customers accounted for approximately 21% and 17% of total revenues, respectively. In the six months ended December 31, 2023, one customer accounted for approximately 11% of total revenues. In the six months ended December 31, 2022, two customers accounted for approximately 21% and 14% of total revenues, respectively. One customer and two customers on an individual basis accounted for greater than 10% of accounts receivable, net, at December 31, 2023 and at June 30, 2023, respectively.
Land, property and equipment, net by geographic region as of the dates indicated below were as follows:

	As of	As of
(In thousands)	December 31, 2023	June 30, 2023
Land, property and equipment, net:
United States	$696,386	$672,561
Singapore	153,360	150,989
Europe	110,041	74,015
Israel	90,804	92,815
Rest of Asia	38,233	41,461
Total	$1,088,824	$1,031,841
NOTE 19 – RESTRUCTURING CHARGES
From time to time, management approves restructuring plans including workforce reductions in an effort to streamline operations.

Restructuring charges were $1.3 million and $0.6 million for the three months ended December 31, 2023 and 2022, respectively. Restructuring charges were $1.9 million and $16.8 million for the six months ended December 31, 2023 and 2022, respectively. The fiscal year 2023 charges include one-time transaction bonuses triggered by the sale of Orbograph. As of December 31, 2023 and June 30, 2023, the accrual for restructuring charges was $3.2 million and $11.0 million, respectively.

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
•The war between Ukraine and Russia, and the war between Israel and Hamas, and the significant military activity in that region;
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
Our semiconductor customers generally operate in one or both of the major semiconductor device manufacturing markets: memory and foundry/logic. The pervasive and increasing needs for semiconductors in many consumer and industrial products, the rapid proliferation of new applications for more advanced semiconductor devices, and the increasing complexity associated with leading edge semiconductor manufacturing drives demand for our process control and yield management solutions. Continuing advancement of technology spurred by the economic, power and performance benefits of being at the leading edge, increasing involvement in legacy nodes as semiconductor content increases, and innovation and growth of new enabling technologies are fueling long-term growth for the semiconductor equipment industry. End-market demand drivers that are expected to continue in the long term are related to artificial intelligence (“AI”), the deployment of 5G telecommunications technology and associated high-end mobile devices, the electrification and digitization of the automotive industry, the revival of personal computer demand and associated innovations to support remote work, virtual collaboration, remote learning and entertainment, and the growth of the Internet of Things (“IoT”). Recently, the macro-driven slowdown has impacted general semiconductor demand as the semiconductor industry rebalances its supply chain and reduces inventory levels. As a result of this slowdown as well as a higher interest rate environment, memory device manufacturers and foundry/logic customers are reducing their capacity expansion-focused capital expenditure plans. In addition, semiconductor and other technology delays from customers, in converting to new chips and technology methods, for example, may result in impacts to process control capital intensity. Therefore, while we continue to invest in technological innovation, we are focusing on moderating our spending levels to reflect the changing environment. Push out or cancellation of deliveries to our customers could cause earnings volatility, due to the timing of revenue recognition as well as increased risk of inventory-related charges.
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

In October 2023, BIS issued additional rules that went into effect in November 2023. These 2023 BIS Rules are designed to update export controls on advanced computing semiconductors and semiconductor manufacturing equipment, as well as items that support supercomputing applications and end-uses, to arms embargoed countries, including China. The 2023 BIS Rules adjust the parameters included in the 2022 BIS Rules that determine whether an advanced computing chip is restricted and impose new measures to address risks of circumvention of the controls established by the 2022 BIS Rules. The 2023 BIS Rules are very complex and, in January 2024, KLA, among other companies, submitted comments to the BIS on the 2023 BIS Rules. We are taking appropriate measures to comply with all BIS Rules, and will continue to apply for export licenses, when required, to avoid disruption to our customers’ operations. While some export licenses have been obtained by us or our customers, there can be no assurance that export licenses applied for by either us or our customers, now or in the future, will be granted.
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
The following table sets forth some of our key quarterly unaudited financial information:

(In thousands, except net income per share)	Three Months Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Total revenues	$2,486,726	$2,396,956	$2,355,137	$2,432,608	$2,983,887
Costs of revenues	$976,746	$946,891	$962,949	$1,005,346	$1,208,786
Gross margin	60.7%	60.5%	59.1%	58.7%	59.5%
Net income attributable to KLA(1)(2)	$582,534	$741,375	$684,654	$697,837	$978,795
Diluted net income per share attributable to KLA(3)	$4.28	$5.41	$4.97	$5.03	$6.89
__________________
(1)For the explanation why our net income attributable to KLA decreased to $582.5 million in the three months ended December 31, 2023 compared to the three months ended December 31, 2022, refer to the “Results of Operations” section below, as the change is a result of movements in various income statement line items.
(2)Our net income attributable to KLA for the three months ended December 31, 2023 includes a pre-tax goodwill and purchased intangible asset impairment charge of $219.0 million. For additional details, refer to Note 7 “Goodwill and Purchased Intangible Assets” in the Notes to our Condensed Consolidated Financial Statements.
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
Goodwill and Long-Lived Assets
We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Events or changes in circumstances that could affect the likelihood that we will be required to recognize an impairment charge for goodwill include, but are not limited to, declines in our stock price or market capitalization, declines in our market share, and declines in revenues or profits at our reporting units. Additionally, events or changes in circumstances that could affect the likelihood that we will be required to recognize an impairment charge for the long-lived assets primarily include declines in our operating cash flows from the use of these assets. Any impairment charge could have a material adverse effect on our operating results and net asset value in the quarter in which we recognize the impairment charge. Due to the downward revision of financial outlook for our PCB and Display businesses, we performed a quantitative goodwill impairment assessment and recorded impairment losses related to goodwill of $192.6 million in the second quarter of fiscal 2024. See Note 7 “Goodwill and Purchased Intangible Assets” in the Notes to the Condensed Consolidated Financial Statements for further detail.

In addition, the downward revision of financial outlook for our PCB and Display businesses was identified as an impairment indicator for the long-lived assets in our PCB and Display operating segment. Therefore, the Company performed a recoverability test for each asset group identified in the PCB and Display operating segment by comparing projected undiscounted cash flows from the use and eventual disposition of each asset group to its carrying value. This test indicated that the undiscounted cash flows were not sufficient to recover the carrying value of the asset groups. We then compared the carrying value of the individual long-lived assets within those asset groups against their fair value in order to measure the impairment loss. As a result, we recorded impairment losses related to purchased intangible assets of $26.4 million during the second quarter of fiscal 2024. No impairment was identified for other long-lived assets in the three months ended December 31, 2023.

Determining fair values utilized in our impairment calculations involved the use of significant estimates and assumptions, including revenue forecasts, terminal growth rate, tax rate and a weighted average cost of capital adjusted for company-specific risk. See Note 7 “Goodwill and Purchased Intangible Assets” in the Notes to the Condensed Consolidated Financial Statements for further detail. There can be no assurance that the estimates and assumptions used will prove to be an accurate prediction of the future. If our assumptions are not realized, or if there are future changes in any of the assumptions due to a change in economic conditions or otherwise, it is possible that a further impairment charge may need to be recorded in the future.
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

	Three Months Ended December 31,		Q2 FY24 vs. Q2 FY23
(Dollar amounts in thousands)	2023	2022
Revenues:
Product	$1,921,809	$2,463,408	$(541,599)	(22)%
Service	564,917	520,479	44,438	9%
Total revenues	$2,486,726	$2,983,887	$(497,161)	(17)%
Costs of revenues	$976,746	$1,208,786	$(232,040)	(19)%
Gross margin	60.7%	59.5%

	Six Months Ended December 31,		Q2 FY24 YTD vs. Q2 FY23 YTD
(Dollar amounts in thousands)	2023	2022
Revenues:
Product	$3,758,473	$4,659,017	$(900,544)	(19)%
Service	1,125,209	1,049,294	75,915	7%
Total revenues	$4,883,682	$5,708,311	$(824,629)	(14)%
Costs of revenues	$1,923,637	$2,250,012	$(326,375)	(15)%
Gross margin	60.6%	60.6%
Product revenues during the three and six months ended December 31, 2023 decreased compared to the three and six months ended December 31, 2022 primarily due to the broad, macro-driven slowdown that has impacted semiconductor demand overall, causing the semiconductor industry to rebalance its supply chain and reduce inventory levels, and memory device manufacturers and foundry/logic customers to reduce their capacity expansion-focused capital expenditure plans.
Service revenues during the three and six months ended December 31, 2023 increased compared to the three and six months ended December 31, 2022 primarily due to an increase in our installed base.
Revenues by segment(1)

	Three Months Ended December 31,		Q2 FY24 vs. Q2 FY23
(Dollar amounts in thousands)	2023	2022
Revenues:
Semiconductor Process Control	$2,194,079	$2,657,395	$(463,316)	(17)%
Specialty Semiconductor Process	150,065	158,085	(8,020)	(5)%
PCB, Display and Component Inspection	143,032	169,959	(26,927)	(16)%
Total revenues for reportable segments	$2,487,176	$2,985,439	$(498,263)	(17)%

	Six Months Ended December 31,		Q2 FY24 YTD vs. Q2 FY23 YTD
(Dollar amounts in thousands)	2023	2022
Revenues:
Semiconductor Process Control	$4,329,557	$5,055,154	$(725,597)	(14)%
Specialty Semiconductor Process	276,784	285,952	(9,168)	(3)%
PCB, Display and Component Inspection	279,075	370,704	(91,629)	(25)%
Total revenues for reportable segments	$4,885,416	$5,711,810	$(826,394)	(14)%
________________
(1)Segment revenues exclude corporate allocations and the effects of changes in foreign currency exchange rates. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements.
Revenues from our Semiconductor Process Control segment during the three and six months ended December 31, 2023 decreased compared to three and six months ended December 31, 2022 primarily due to the broad, macro-driven slowdown that has impacted semiconductor demand overall, causing the semiconductor industry to rebalance its supply chain and reduce inventory levels, and memory device manufacturers and foundry/logic customers to reduce their capacity expansion-focused capital expenditure plans. Revenues in the Specialty Semiconductor Process segment during the three months ended December 31, 2023 decreased compared to the three months ended December 31, 2022 due to a lower revenue volume of products sold in second quarter of fiscal 2024. Revenues in the Specialty Semiconductor Process segment during the six months ended December 31, 2023 remained relatively flat compared to the six months ended December 31, 2022. Revenues in the PCB, Display and Component Inspection segment during the three and six months ended December 31, 2023 decreased compared to the three and six months ended December 31, 2022 primarily due to market softening.

The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

	Three Months Ended December 31,				Six Months Ended December 31,
(Dollar amounts in thousands)	2023		2022		2023		2022
China	$1,027,780	41%	$681,701	23%	$2,053,724	42%	$1,521,362	27%
Taiwan	375,259	15%	768,999	26%	780,602	16%	1,517,333	27%
Korea	310,672	12%	590,936	20%	530,493	11%	998,398	17%
Japan	297,757	12%	269,746	9%	525,134	11%	487,455	9%
North America	263,613	11%	366,641	12%	514,326	10%	600,395	10%
Europe and Israel	123,362	5%	169,614	5%	291,798	6%	333,687	6%
Rest of Asia	88,283	4%	136,250	5%	187,605	4%	249,681	4%
Total	$2,486,726	100%	$2,983,887	100%	$4,883,682	100%	$5,708,311	100%
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
The following table summarizes the major factors that contributed to the changes in gross margin:

	Gross Margin
	Three Months Ended	Six Months Ended
December 31, 2022	59.5%	60.6%
Revenue volume of products and services	(2.5)%	(2.1)%
Mix of products and services sold	1.0%	0.9%
Manufacturing labor, overhead and efficiencies	(1.0)%	(0.6)%
Other service and manufacturing costs	3.7%	1.8%
December 31, 2023	60.7%	60.6%
Changes in gross margin from revenue volume of products and services, reflect our ability to leverage existing infrastructure to generate higher revenues. Changes in gross margin from the mix of products and services sold reflect the impact of changes within the composition of product and service offerings. Changes in gross margin from manufacturing labor, overhead and efficiencies reflect our ability to manage costs and drive productivity as we scale our manufacturing activity to respond to customer requirements, and amortization of intangible assets. Changes in gross margin from other service and manufacturing costs include the impact of customer support costs, including the efficiencies with which we deliver services to our customers, and the effectiveness with which we manage our production plans and inventory risk.
The increase in our gross margin during the three months ended December 31, 2023 compared to the three months ended December 31, 2022 is primarily due to a more profitable mix of products and services sold and a decrease in other service and manufacturing costs, partially offset by a lower revenue volume of products and services sold.
Segment gross profit(1)

	Three Months Ended December 31,		Q2 FY24 vs. Q2 FY23
(Dollar amounts in thousands)	2023	2022
Segment gross profit:
Semiconductor Process Control	$1,418,339	$1,678,037	$(259,698)	(15)%
Specialty Semiconductor Process	81,278	84,040	(2,762)	(3)%
PCB, Display and Component Inspection	57,165	53,864	3,301	6%
Total segment gross profit	$1,556,782	$1,815,941	$(259,159)	(14)%

	Six Months Ended December 31,		Q2 FY24 YTD vs. Q2 FY23 YTD
(Dollar amounts in thousands)	2023	2022
Segment gross profit:
Semiconductor Process Control	$2,804,868	$3,255,019	$(450,151)	(14)%
Specialty Semiconductor Process	150,579	151,080	(501)	—%
PCB, Display and Component Inspection	96,985	139,538	(42,553)	(30)%
Total segment gross profit	$3,052,432	$3,545,637	$(493,205)	(14)%
________________
(1)    Segment gross profit is calculated as segment revenues less segment costs of revenues and excludes corporate allocations, amortization of intangible assets and the effects of changes in foreign currency exchange rates. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements.
Gross profit in the Semiconductor Process Control segment during the three and six months ended December 31, 2023 decreased compared to the three and six months ended December 31, 2022 primarily due to a lower revenue volume of products and services sold. Gross profit in the Specialty Semiconductor Process segment during the three and six months ended December 31, 2023 remained relatively flat compared to the three months and six ended December 31, 2022. Gross profit in the PCB, Display and Component Inspection segment during the three months ended December 31, 2023 increased compared to the three months ended December 31, 2022 due to lower other service and manufacturing costs in the second quarter of fiscal 2024, partially offset by lower volume of products and services sold. Gross profit in the PCB, Display and Component Inspection segment during the six months ended December 31, 2023 decreased compared to the six months ended December 31, 2022 primarily due to a lower revenue volume of products and services sold and an increase in other service and manufacturing costs in the fiscal 2024 period.
Research and Development
R&D expenses may fluctuate with product development phases and project timing as well as our R&D efforts. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs and other expenses.

(Dollar amounts in thousands)	Three Months Ended December 31,		Q2 FY24 vs. Q2 FY23
	2023	2022
R&D expenses	$320,418	$332,826	$(12,408)	(4)%
R&D expenses as a percentage of total revenues	13%	11%
R&D expenses during the three months ended December 31, 2023 decreased compared to the three months ended December 31, 2022 primarily due to a decrease in engineering project material costs of $18.0 million and a decrease in consulting costs of $3.1 million. These decreases were partially offset by an increase in employee-related expenses of $6.1 million and an increase in depreciation expense of $2.4 million.

(Dollar amounts in thousands)	Six Months Ended December 31,		Q2 FY24 YTD vs. Q2 FY23 YTD
	2023	2022
R&D expenses	$631,632	$651,341	$(19,709)	(3)%
R&D expenses as a percentage of total revenues	13%	11%
R&D expenses during the six months ended December 31, 2023 decreased compared to the six months ended December 31, 2022 primarily due to a decrease in engineering project material costs of $25.9 million, a decrease of $3.7 million in consulting costs, and a decrease of $3.7 million in depreciation expense. These decreases were partially offset by an increase in employee-related expenses of $13.2 million.
Our future operating results will depend significantly on our ability to produce products and provide services that have a competitive advantage in our marketplace. To do this, we believe we must continue to make substantial and focused investments in our R&D. We remain committed to product development in new and emerging technologies.

Selling, General and Administrative

	Three Months Ended December 31,		Q2 FY24 vs. Q2 FY23
(Dollar amounts in thousands)	2023	2022
SG&A expenses	$237,244	$243,096	$(5,852)	(2)%
SG&A expenses as a percentage of total revenues	10%	8%
SG&A expenses during the three months ended December 31, 2023 decreased compared to the three months ended December 31, 2022 primarily due to a decrease in allowance for credit losses of $7.1 million and a decrease in depreciation expense of $2.6 million. These decreases were partially offset by an increase in facility-related expenses of $4.5 million.

(Dollar amounts in thousands)	Six Months Ended December 31,		Q2 FY24 YTD vs. Q2 FY23 YTD
	2023	2022
SG&A expenses	$476,889	$497,076	$(20,187)	(4)%
SG&A expenses as a percentage of total revenues	10%	9%
SG&A expenses during the six months ended December 31, 2023 decreased compared to the six months ended December 31, 2022 primarily due to $16.8 million of compensation-related expense from the sale of Orbograph Ltd. (“Orbograph”) recorded in the six months ended December 31, 2022 and a decrease in allowance for credit losses of $14.3 million. These decreases were partially offset by an increase in facility-related expenses of $13.8 million.

Impairment of Goodwill and Purchased Intangible Assets
During the second quarter of fiscal 2024, we noted a significant deterioration of the long-term forecast for our PCB and Display businesses. As a result, we recorded a $219.0 million goodwill and purchased intangible asset impairment charge for the PCB and Display reporting unit during the three and six months ended December 31, 2023. See Note 7 “Goodwill and Purchased Intangible Assets” to our Condensed Consolidated Financial Statements for further details.
Restructuring Charges
Restructuring charges were $1.3 million and $0.6 million for the three months ended December 31, 2023 and 2022, respectively. Restructuring charges were $1.9 million and $16.8 million for the six months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the accrual for restructuring charges was $3.2 million.
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

(Dollar amounts in thousands)	Three Months Ended December 31,		Q2 FY24 vs. Q2 FY23
	2023	2022
Interest expense	$74,202	$74,280	$(78)	—%
Other expense (income), net	$(32,154)	$(18,074)	$(14,080)	(78)%
Interest expense as a percentage of total revenues	3%	2%
Other expense (income), net as a percentage of total revenues	(1)%	< 1%
Interest expense during the three months ended December 31, 2023 remained relatively flat compared to the three months ended December 31, 2022.
The change in other expense (income), net during the three months ended December 31, 2023 compared to the three months ended December 31, 2022 was primarily due to higher interest income of $16.9 million compared to the prior fiscal year due to higher interest rates, partially offset by $4.6 million net change in interest accruals related to uncertain tax positions.

(Dollar amounts in thousands)	Six Months Ended December 31,		Q2 FY24 YTD vs. Q2 FY23 YTD
	2023	2022
Interest expense	$148,436	$148,675	$(239)	—%
Other expense (income), net	$(58,893)	$(65,080)	$6,187	10%
Interest expense as a percentage of total revenues	3%	3%
Other expense (income), net as a percentage of total revenues	(1)%	(1)%
Interest expense during the six months ended December 31, 2023 remained relatively flat compared to the six months ended December 31, 2022.
The change in other expense (income), net during the six months ended December 31, 2023 compared to the six months ended December 31, 2022 was primarily due to the following: a gain of $29.7 million from the sale of our interest in Orbograph to a portfolio company of a private equity firm in the prior fiscal year and $15.4 million net change in interest accruals related to uncertain tax positions, partially offset by higher interest income of $39.5 million compared to the prior fiscal year due to higher interest rates.
Loss on Extinguishment of Debt
For the three months ended December 31, 2023 and December 31, 2022, we had no loss on extinguishment of debt. For the six months ended December 31, 2023, we had no loss on extinguishment of debt. For the six months ended December 31, 2022, loss on extinguishment of debt reflected a pre-tax net loss of $13.3 million associated with the redemption of $500.0 million of the Senior Notes due 2024, including associated redemption premiums, accrued interest and other fees and expenses.
Provision for Income Taxes
The following table provides details of income taxes:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollar amounts in thousands)	2023	2022	2023	2022
Income before income taxes	$691,270	$1,142,973	$1,542,981	$2,213,001
Provision for income taxes	$108,736	$164,178	$219,072	208,141
Effective tax rate	15.7%	14.4%	14.2%	9.4%
The effective tax rate during the three months ended December 31, 2023 was higher compared to the three months ended December 31, 2022 primarily due to a $192.6 million goodwill impairment charge during the three months ended December 31, 2023, which is non-deductible for income tax purposes. Excluding the goodwill impairment charge, tax expense was lower as a percentage of income before taxes during the three months ended December 31, 2023 compared to the three months ended December 31, 2022 primarily due to the impact of the following item that occurred in the three months ended December 31, 2022:
•Tax expense increased by $19.8 million relating to an internal restructuring.

The effective tax rate during the six months ended December 31, 2023 was higher compared to the six months ended December 31, 2022 primarily due to the impact of the following items:
•The $192.6 million goodwill impairment charge during the six months ended December 31, 2023, which is non-deductible for income tax purposes;
•$62 million less tax expense during the six months ended December 31, 2022 relating to a decrease in our deferred tax liabilities on unremitted earnings and unrealized gains;
•$31.8 million less tax expense during the six months ended December 31, 2022 relating to a decrease in our unrecognized tax benefits from the settlement of income tax examinations; partially offset by
•$19.8 million more tax expense during the six months ended December 31, 2022 relating to an internal restructuring;
•$11.7 million more tax expense during the six months ended December 31, 2022 relating to the sale of an Orbotech Ltd. subsidiary; and
•Tax expense decreased by $10.8 million during the six months ended December 31, 2023 relating to an increase in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate.
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
Liquidity and Capital Resources

	As of	As of
(Dollar amounts in thousands)	December 31, 2023	June 30, 2023
Cash and cash equivalents	$1,665,054	$1,927,865
Marketable securities	1,677,940	1,315,294
Total cash, cash equivalents and marketable securities	$3,342,994	$3,243,159
Percentage of total assets	23%	23%

	Six Months Ended December 31,
(In thousands)	2023	2022
Cash flows:
Net cash provided by operating activities	$1,505,982	$1,699,835
Net cash used in investing activities	(480,147)	(294,880)
Net cash used in financing activities	(1,296,080)	(1,416,247)
Effect of exchange rate changes on cash and cash equivalents	7,434	(2,139)
Net decrease in cash and cash equivalents	$(262,811)	$(13,431)
Cash, Cash Equivalents and Marketable Securities
As of December 31, 2023, our cash, cash equivalents and marketable securities totaled $3.34 billion, which represents an increase of $99.8 million from June 30, 2023. The increase is due to net cash provided by operating activities of $1,506.0 million, partially offset by stock repurchases of $893.2 million and cash used for payment of dividends and dividend equivalents of $378.4 million.
As of December 31, 2023, $1.11 billion of our $3.34 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to indefinitely reinvest $103.8 million of the cash, cash equivalents and marketable securities held by our foreign subsidiaries for which we assert that earnings are permanently reinvested. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay state and foreign taxes of approximately 1% - 22% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued state and foreign tax on the remaining cash of $1.01 billion of the $1.11 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.

Cash Dividends
During the three months ended December 31, 2023, our Board of Directors declared a regular quarterly cash dividend of $1.45 per share on our outstanding common stock, which was paid on December 1, 2023 to our stockholders of record as of the close of business on November 15, 2023. During the same period in fiscal year ended June 30, 2023, our Board of Directors declared and paid a regular quarterly cash dividend of $1.30 per share on our outstanding common stock. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended December 31, 2023 and 2022 was $196.9 million and $184.2 million, respectively. The total amount of regular quarterly cash dividends and dividend equivalents paid during the six months ended December 31, 2023 and 2022 was $378.4 million and $372.2 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested restricted stock units (“RSU”) with dividend equivalent rights as of December 31, 2023 and June 30, 2023 was $11.8 million and $12.2 million, respectively. These amounts will be paid upon vesting of the underlying unvested RSUs as described in Note 10 “Equity, Long-term Incentive Compensation Plans and Non-Controlling Interest” to our Condensed Consolidated Financial Statements.
Stock Repurchases
The shares of common stock repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the six months ended December 31, 2023 and 2022. The stock repurchase program is intended, in part, to mitigate the potential dilutive impact related to our equity incentive plans and shares issued in connection with our Employee Stock Purchase Program as well as to return excess cash to our stockholders.
Cash Flows Provided by Operating Activities
Historically, we have financed our liquidity requirements through cash generated from our operations. Net cash provided by operating activities during the six months ended December 31, 2023 was $1.51 billion compared to $1.70 billion during the six months ended December 31, 2022. This decrease of $193.9 million resulted primarily from the following:
•A decrease in collections of approximately $285 million; and
•An increase in income tax payments of approximately $211 million; and
•An increase in debt interest payment of approximately $64 million; partially offset by
•A decrease in accounts payable payments of approximately $338 million; and
•An increase in interest income of approximately $40 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the six months ended December 31, 2023 was $480.1 million compared to $294.9 million during the six months ended December 31, 2022. This increase in cash used was mainly due to an increase in net purchases of available-for-sale and trading securities of $174.3 million and a decrease in proceeds from the sale of a business of $75.4 million, partially offset by a decrease in cash used in business acquisitions of $27.1 million and a decrease in capital expenditures of $33.1 million.
Cash Flows Used in Financing Activities
Net cash used in financing activities during the six months ended December 31, 2023 was $1.30 billion compared to net cash used in financing activities of $1.42 billion during the six months ended December 31, 2022. This decrease was mainly due to decreases in debt-related payments of $868.8 million, partially offset by an increase in cash used for common stock repurchases of $448.4 million and proceeds received from our revolving credit facility of $300.0 million in the quarter ended September 30, 2022.
Senior Notes
As of December 31, 2023, we had an aggregate principal amount of senior, unsecured notes totaling $5.95 billion. For additional information on these senior notes, see Note 8 “Debt” to our Condensed Consolidated Financial Statements. As of December 31, 2023, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.

Revolving Credit Facility
We have in place a Credit Agreement (“Credit Agreement”) for an unsecured Revolving Credit Facility (“Revolving Credit Facility”) with a maturity date of June 8, 2027 that allows us to borrow up to $1.50 billion. As of December 31, 2023, we had no outstanding borrowings under the Revolving Credit Facility. For additional information on the Revolving Credit Facility, see Note 8 “Debt” to our Condensed Consolidated Financial Statements. We were in compliance with all covenants under the Credit Agreement as of December 31, 2023 (the leverage ratio was 1.39 to 1.00, compared to a maximum leverage ratio of 3.50 to 1.00 on a quarterly basis covering the trailing four consecutive fiscal quarters for each fiscal quarter). Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2024.
Material Cash Requirements
While demand for our products remains strong and we continue to invest in technological innovation, the recent slowdown in consumer demand and expectations of a slowing global economy are having an impact on semiconductor demand. As a result, customers are postponing capacity expansion plans and setting lower capital expenditure budgets. Accordingly, we have seen a decrease in our estimate of our significant purchase commitments. For additional details regarding our debt and other material cash commitments, refer to Note 8 “Debt” and Note 15 “Commitments and Contingencies,” respectively, to our Condensed Consolidated Financial Statements. For additional details regarding our material cash requirements, refer to “Material Cash Requirements” in Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form on 10-K for the fiscal year ended June 30, 2023.
Working Capital
Working capital was $4.18 billion as of December 31, 2023, which represents a decrease of $451.5 million compared to our working capital of $4.63 billion as of June 30, 2023. As of December 31, 2023, our principal sources of liquidity consisted of $3.34 billion of cash, cash equivalents, marketable securities and availability under our Revolving Credit Facility. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions, and other factors such as uncertainty in the global and regional economies and the semiconductor, semiconductor-related and electronic device industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances, marketable securities and our $1.50 billion Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.
Our credit ratings as of December 31, 2023 are summarized below:

Rating Agency	Rating
Fitch Inc.	A
Moody’s Investors Service	A2
S&P Global Ratings	A-
In December 2023, Fitch upgraded our senior unsecured credit rating from A- to A. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor equipment industries, our financial position, material acquisitions and changes in our business strategy.
Off-Balance Sheet Arrangements
As of December 31, 2023, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial position, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Refer to Note 15 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements for information related to indemnification obligations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2023. Actual results may differ materially.
As of December 31, 2023, we had an investment portfolio of fixed income securities of $1.53 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of December 31, 2023, the fair value of the portfolio would have declined by $15.2 million.
The fair market value of our long-term fixed interest rate Senior Notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as market interest rates fall and decrease as market interest rates rise. As of December 31, 2023, our fixed rate Senior Notes had a fair value and book value of $5.86 billion and $5.89 billion, respectively, due in various fiscal years ranging from 2025 to 2063.
As of December 31, 2023, we had outstanding no borrowings under our $1.50 billion Revolving Credit Facility. Each Term Secured Overnight Financing Rate (“SOFR”) Loan will bear interest at a rate per annum equal to the applicable Adjusted Term SOFR, which is equal to the applicable Term SOFR plus 10 bps that shall not be less than zero, plus a spread ranging from 75 bps to 125 bps, as determined by the Company’s credit ratings at the time. The fair value of the borrowings under the Revolving Credit Facility is subject to interest rate and credit risk due to the timing of the rate resets and changes in the market’s assessment of risk of default, respectively. Pursuant to the terms of the Credit Agreement, we are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility at a rate that ranges from 4.5 bps to 12.5 bps, depending upon our then-prevailing credit rating. As of December 31, 2023, the annual commitment fee was 6.0 bps. Additionally, as of December 31, 2023, if our credit ratings were downgraded to be below investment grade, the maximum potential increase to our annual commitment fee for the Revolving Credit Facility, using the highest range of the ranges discussed above, is estimated to be approximately $1 million.
Our equity investment in a publicly traded company is subject to market price risk, which we typically do not attempt to reduce or eliminate through hedging activities. As of December 31, 2023, the fair value of our investment in the marketable equity security, which began publicly trading on the Tokyo Stock Exchange on April 5, 2021, was $15.0 million. Assuming a decline of 50% in market prices, the aggregate value of our investment in the marketable equity security could decrease by approximately $8 million, based on the value as of December 31, 2023.
See Note 5 “Marketable Securities” to our Condensed Consolidated Financial Statements in Part I, Item 1 and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional details and risks that may affect the value of the investments in our portfolio as of December 31, 2023.
As of December 31, 2023, we had net forward and option contracts to buy $394.9 million in foreign currency in order to hedge certain currency exposures (see Note 16 “Derivative Instruments and Hedging Activities” to our Condensed Consolidated Financial Statements for additional details). If we had entered into these contracts on December 31, 2023, the U.S. dollar equivalent would have been $411.9 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $133.4 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our results of operations or cash flows.

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
•Political instability, geopolitical tensions, natural disasters, legal or regulatory changes, acts of war such as the wars between Russia and Ukraine or Israel and Hamas and further escalation thereof, or terrorism in regions where we, our customers or our suppliers have operations or where we or they do business;
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
In October 2022, BIS published the 2022 BIS Rules that introduce restrictions related to semiconductor, semiconductor manufacturing, supercomputer, and advanced computing items and end uses. These rules impose restrictions on our ability to sell, ship and support certain equipment and otherwise conduct business with certain counterparties, primarily including China-based companies involved in advanced semiconductor manufacturing. Further, the 2022 BIS Rules impose restrictions on the activities of U.S. persons with respect to certain items that are not subject to the Export Administration Regulations (“EAR”), which departs from BIS’ typical practice of controlling items that are subject to the EAR, and could further restrict our ability to conduct business in China. In October 2023, BIS issued the 2023 BIS Rules designed to update export controls on advanced computing semiconductors and semiconductor manufacturing equipment, as well as items that support supercomputing applications and end-uses, to certain D1, D4 and/or D5 countries in Supplement No. 1 of Part 740 of the U.S. Export Administration Regulations, including China. The 2023 BIS Rules adjust the parameters included in the 2022 BIS Rules that determine whether an advanced computing chip is restricted and impose new measures to address risks of circumvention of the controls established by the 2022 BIS Rules. The 2023 BIS Rules are very complex and, in January 2024, KLA, among other companies, submitted comments to BIS on the 2023 BIS Rules. BIS could revise or expand the 2023 BIS Rules in response to public comments. Likewise, BIS may issue guidance clarifying the scope of the rules. Such revisions, expansions or guidance could change the impact of the rules for our business. Commerce has also added, and may continue to add, China-based entities to the U.S. Entity List, imposing export restrictions to entities that could disrupt or prevent our product shipment, and further disrupt our revenue recognition and business operations, and our ability to support our customers in China.

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

Any cybersecurity incident or occurrence could impact our business directly, or indirectly by impacting third parties in the supply chain, in many potential ways: disruptions to operations; misappropriation, corruption or theft of confidential information, including IP and other critical data, of KLA, our customers or other business partners; misappropriation of funds and Company assets; reduced value of our investments in research, development and engineering; litigation with, or payment of damages to, third parties; reputational damage; costs to comply with regulatory inquiries or actions; data privacy issues; costs to rebuild our information systems and networks; and increased cybersecurity protection and remediation costs. Cybersecurity incidents affecting our customers could result in substantial delays in our ability to ship to those customers or install our products, which could result in delays in revenue recognition or the cancellation of orders, and cybersecurity incidents affecting our suppliers could result in substantial delays in our ability to obtain necessary components for our products from those suppliers, which could hamper our ability to ship our products to our customers, harming our results of operations. For example, in February 2023, one of our suppliers experienced a ransomware event that caused delays in its manufacturing operations, resulting in its shipment delays to us for components we ordered, which in turn caused delays in some of our outbound shipments during the quarter. Similar events could cause disruptions in the future.
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
The threat of terrorism targeted at, or acts of war in, the regions of the world in which we do business increases the uncertainty in our markets. Any act of terrorism or war that affects the economy or the industries we serve could adversely affect our business. Increased international political instability or geopolitical tensions in various parts of the world, disruption in air transportation and further enhanced security measures as a result of terrorist attacks may hinder our ability to do business and may increase our costs of operations. We maintain significant operations in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and a state of hostility varying in degree and intensity has led to security and economic challenges for Israel. In October 2023, war between Israel and Hamas began, which has resulted in significant military activity in the region. In addition, some of our employees in Israel are obligated to perform annual reserve duty in the Israel Defense Forces, and may be called to active military duty in emergency circumstances, including the war against Hamas. Following the war between Israel and Hamas, the Houthis launched a number of attacks on marine vessels traversing the Red Sea, which marine vessels were thought to either be in route towards Israel or to be partly owned by Israeli businessmen. The Red Sea is a vital maritime route for international trade and major shipping companies announced suspensions of operations following these attacks. Disruptions in shipping routes in the Red Sea could result in delays in shipping our products to customers, which could delay the timing of revenue recognition. We cannot assess the impact that emergency conditions in Israel may have on our business, operations, financial condition or results of operations, but it could be material. Instability in any region could directly impact our ability to operate our business (or our customers’ ability to operate their businesses), cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs, and cause international currency markets to fluctuate. Instability in the region could also have the same effects on our suppliers and their ability to timely deliver their products. Our insurance does not cover losses we suffer attributable to war. If international political instability and geopolitical tensions continue or increase in any region in which we do business, our business and results of operations could be harmed.
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
We have a leveraged capital structure.
As of December 31, 2023, we had $5.95 billion aggregate principal amount of outstanding indebtedness, consisting of $5.95 billion aggregate principal amount of senior, unsecured long-term notes, of which $3.00 billion were issued in the fourth quarter of fiscal 2022. We have $750.0 million principal of our senior, unsecured long-term notes due during the second quarter of fiscal 2025. We have a Credit Agreement and a Revolving Credit Facility with a maturity date of June 8, 2027 with two one-year extension options that allow us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. As of December 31, 2023, we had no outstanding borrowings under our Revolving Credit Facility. We may incur additional indebtedness in the future by accessing the unfunded portion of our Revolving Credit Facility and/or entering into new financing arrangements. We also announced a stock repurchase program, under which the remaining available for repurchases was $3.02 billion as of December 31, 2023. A large portion of the remaining repurchases may be financed with new indebtedness. Our ability to pay interest and repay the principal amount of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this Item 1A. There can be no assurance that we will be able to manage any of these risks successfully.
In certain circumstances involving a change of control followed by a downgrade of the rating of a series of our Senior Notes by at least two of Moody’s Investors Service, S&P Global Ratings and Fitch Inc., unless we have exercised our rights to redeem the Senior Notes of such series, we will be required to make an offer to repurchase all or, at the holder’s option, any part, of each holder’s Senior Notes of that series pursuant to the offer. At that time, we will be required to offer payment in cash equal to 101% of the aggregate principal amount of Senior Notes repurchased plus accrued and unpaid interest, if any, on the Senior Notes repurchased, up to, but not including, the date of repurchase. We cannot make any assurance that we will have sufficient financial resources at such time, nor that we will be able to arrange financing to pay the repurchase price of that series of Senior Notes. Our ability to repurchase that series of Senior Notes in such event may be limited by law, by the relevant indenture associated with that series of Senior Notes, or by the terms of other agreements to which we may be a party at such time. If we fail to repurchase that series of Senior Notes as required by the terms of such Senior Notes, it would constitute an event of default under the relevant indenture governing that series of Senior Notes which, in turn, may also constitute an event of default under our other obligations.
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
Historically, we have recorded restructuring charges related to our prior global workforce reductions, large excess inventory write-offs, and material impairment charges related to our goodwill and purchased intangible assets, such as the goodwill and purchased intangible asset impairment charges recorded in the second quarter of fiscal 2024. Workforce changes can also temporarily reduce workforce productivity, which could be disruptive to our business and adversely affect our results of operations. In addition, we may not achieve or sustain the expected cost savings or other benefits of our restructuring plans, or do so within the expected time frame. If we again restructure our organization and business processes, implement additional cost-reduction actions or discontinue certain business operations, we may take additional, potentially material, restructuring charges related to, among other things, employee terminations or exit costs. We may also be required to write off additional inventory if our product build plans or demand for service inventory decline. Also, in the event that our lead times from suppliers increase (possibly due to the increasing complexity of the parts and components they provide) and the lead times demanded by our customers decrease (which may be due to many factors, including the time pressures they face when introducing new products or technology or bringing new facilities into production), we may be compelled to increase our commitments, and, therefore, our risk exposure, to inventory purchases to meet our customers’ demands in a timely manner, and that inventory may need to be written off if demand for the underlying product declines for any reason. Such additional write-offs could result in material charges.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share(3)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)(3)
October 1, 2023 to October 31, 2023	369,888	$468.14	369,888	$3,281,404,177
November 1, 2023 to November 30, 2023	199,647	$540.24	199,647	$3,173,547,000
December 1, 2023 to December 31, 2023	278,814	$561.83	278,814	$3,016,900,355
Total	848,349		848,349
__________________
(1)Our Board of Directors has authorized a program that permits us to repurchase our common stock, including a $2.00 billion increase approved by the Board in the first quarter of fiscal 2024. As of December 31, 2023, approximately $3.02 billion remained available for repurchases under our repurchase program. All shares in the table were purchased pursuant to our publicly announced repurchase program.
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans Adopted by Officers and Directors During the Second Quarter
During the three months ended December 31, 2023, the following officers of the Company adopted trading plans to sell and/or gift shares of our common stock that have been or will be issued upon the vesting of RSUs, or purchased in our Employee Stock Purchase Plan, that are intended to satisfy the affirmative defense conditions set forth in Rule 10b5-1(c) under the Exchange Act. The material terms of the trading plans other than pricing conditions are set forth in the table below:

Name of Officer	Title of Officer	Date of Adoption	Duration	Maximum Number of Shares to be Sold*
Oreste Donzella	Executive Vice President, Electronics, Packaging and Components	October 30, 2023	366 days**	8,165
Richard Wallace	President and Chief Executive Officer	November 27, 2023	355 days***	76,672
* Due to pricing conditions in the trading plans, the number of shares actually sold under the trading plans may be less than the maximum number of shares that can be sold. Shares sold under plans upon the vesting of performance-based RSUs where the performance conditions have not been met at the time of plan adoption or are to be purchased in the future under our employee stock purchase plan are calculated at the maximum number of shares that may be issued, with fractional shares disregarded.

** Mr. Donzella’s trading plan terminates when the last trade is placed under the plan. The last scheduled trade is on October 15, 2024; provided that if any scheduled trades are not placed because of trading conditions set forth in the plan, the trading plan will terminate on October 29, 2024.
*** Mr. Wallace’s trading plan terminates when the last trade is placed under the plan. The last scheduled trade is on November 12, 2024; provided that if any scheduled trades are not placed because of trading conditions set forth in the plan, the trading plan will terminate on November 15, 2024.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1	Restated Certificate of Incorporation	10-K	No. 000-09992	3.1	August 16, 2019

3.2	Amended and Restated By-Laws	8-K	No. 000-09992	3.1	November 4, 2022

10.1	KLA Corporation 2023 Incentive Award Plan	8-K	No. 000-09992	10.1	November 3, 2023

10.2	KLA Corporation 2023 Incentive Award Plan Global Restricted Stock Unit Agreement

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350^

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
^ Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA CORPORATION
(Registrant)

January 25, 2024	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

January 25, 2024	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

January 25, 2024	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)