Form 10-Q
period 2024-03-31
KLA CORP
filed 2024-04-26
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of April 15, 2024, there were 134,639,951 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
KLA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	March 31, 2024	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,848,167	$1,927,865
Marketable securities	2,446,135	1,315,294
Accounts receivable, net	1,625,257	1,753,361
Inventories	3,007,053	2,876,784
Other current assets	601,470	498,728
Total current assets	9,528,082	8,372,032
Land, property and equipment, net	1,106,278	1,031,841
Goodwill, net	2,015,727	2,278,820
Deferred income taxes	879,380	816,899
Purchased intangible assets, net	727,601	935,303
Other non-current assets	700,221	637,462
Total assets	$14,957,289	$14,072,357
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$354,720	$371,026
Deferred system revenue	994,469	651,720
Deferred service revenue	450,933	416,606
Short-term debt	749,889	—
Other current liabilities	1,908,527	2,303,490
Total current liabilities	4,458,538	3,742,842
Long-term debt	5,879,025	5,890,736
Deferred tax liabilities	480,270	529,287
Deferred service revenue	271,365	176,681
Other non-current liabilities	773,206	813,058
Total liabilities	11,862,404	11,152,604
Commitments and contingencies (Notes 9, 14 and 15)
Stockholders’ equity:
Common stock and capital in excess of par value	2,177,501	2,107,663
Retained earnings	958,904	848,431
Accumulated other comprehensive loss	(41,520)	(36,341)
Total stockholders’ equity	3,094,885	2,919,753
Total liabilities and stockholders’ equity	$14,957,289	$14,072,357
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except per share amounts)	2024	2023	2024	2023
Revenues:
Product	$1,769,369	$1,903,484	$5,527,842	$6,562,501
Service	590,461	529,124	1,715,670	1,578,418
Total revenues	2,359,830	2,432,608	7,243,512	8,140,919
Costs and expenses:
Costs of revenues	993,885	1,005,346	2,917,522	3,255,358
Research and development	321,590	328,276	953,222	979,617
Selling, general and administrative	237,514	238,393	714,403	735,469
Impairment of goodwill and purchased intangible assets	70,474	—	289,474	—
Interest expense	79,981	74,774	228,417	223,449
Loss on extinguishment of debt	—	—	—	13,286
Other expense (income), net	(45,622)	(14,864)	(104,515)	(79,944)
Income before income taxes	702,008	800,683	2,244,989	3,013,684
Provision for income taxes	100,467	102,846	319,539	310,987
Net income	601,541	697,837	1,925,450	2,702,697
Less: Net income attributable to non-controlling interest	—	—	—	74
Net income attributable to KLA	$601,541	$697,837	$1,925,450	$2,702,623
Net income per share attributable to KLA
Basic	$4.46	$5.06	$14.20	$19.26
Diluted	$4.43	$5.03	$14.11	$19.16
Weighted-average number of shares:
Basic	134,954	137,865	135,638	140,349
Diluted	135,856	138,645	136,428	141,073
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Net income	$601,541	$697,837	$1,925,450	$2,702,697
Other comprehensive income (loss):
Currency translation adjustments:
Cumulative currency translation adjustments	(2,255)	4,235	(5,836)	(8,015)
Income tax benefit (provision)	660	(15)	42	264
Net change related to currency translation adjustments	(1,595)	4,220	(5,794)	(7,751)
Cash flow hedges:
Net unrealized gains arising during the period	3,003	6,660	11,328	16,667
Reclassification adjustments for net gains included in net income	(7,604)	(2,824)	(23,665)	(25,960)
Income tax (provision) benefit	(782)	(352)	2,749	4,111
Net change related to cash flow hedges	(5,383)	3,484	(9,588)	(5,182)
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	814	86	661	561
Available-for-sale securities:
Net unrealized (losses) gains arising during the period	(3,881)	7,422	12,123	4,969
Reclassification adjustments for net losses included in net income	(54)	250	19	831
Income tax benefit (provision)	843	(1,651)	(2,600)	(1,248)
Net change related to available-for-sale securities	(3,092)	6,021	9,542	4,552
Other comprehensive income (loss)	(9,256)	13,811	(5,179)	(7,820)
Less: Comprehensive income attributable to non-controlling interest	—	—	—	74
Total comprehensive income attributable to KLA	$592,285	$711,648	$1,920,271	$2,694,803
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholders’ Equity	Non- Controlling Interest	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2023	136,750	$2,107,663	$848,431	$(36,341)	$2,919,753	$—	$2,919,753
Net income	—	—	741,375	—	741,375	—	741,375
Other comprehensive loss	—	—	—	(13,097)	(13,097)	—	(13,097)
Net issuance under employee stock plans	173	(68,237)	—	—	(68,237)	—	(68,237)
Repurchase of common stock	(956)	(14,722)	(444,371)	—	(459,093)	—	(459,093)
Cash dividends ($1.30 per share) and dividend equivalents declared	—	—	(179,256)	—	(179,256)	—	(179,256)
Stock-based compensation expense	—	48,772	—	—	48,772	—	48,772
Balances as of September 30, 2023	135,967	2,073,476	966,179	(49,438)	2,990,217	—	2,990,217
Net income	—	—	582,534	—	582,534	—	582,534
Other comprehensive income	—	—	—	17,174	17,174	—	17,174
Net issuance under employee stock plans	141	45,427	—	—	45,427	—	45,427
Repurchase of common stock	(848)	(13,014)	(428,549)	—	(441,563)	—	(441,563)
Cash dividends ($1.45 per share) and dividend equivalents declared	—	—	(198,698)	—	(198,698)	—	(198,698)
Stock-based compensation expense	—	48,620	—	—	48,620	—	48,620
Balances as of December 31, 2023	135,260	2,154,509	921,466	(32,264)	3,043,711	—	3,043,711
Net income	—	—	601,541	—	601,541	—	601,541
Other comprehensive loss	—	—	—	(9,256)	(9,256)	—	(9,256)
Net issuance under employee stock plans	41	(24,275)	—	—	(24,275)	—	(24,275)
Repurchase of common stock	(588)	(9,415)	(366,281)	—	(375,696)	—	(375,696)
Cash dividends ($1.45 per share) and dividend equivalents declared	—	—	(197,822)	—	(197,822)	—	(197,822)
Stock-based compensation expense	—	56,682	—	—	56,682	—	56,682
Balances as of March 31, 2024	134,713	$2,177,501	$958,904	$(41,520)	$3,094,885	$—	$3,094,885

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholders’ Equity	Non- Controlling Interest	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2022	141,804	$1,061,940	$366,882	$(27,471)	$1,401,351	$(2,261)	$1,399,090
Net income attributable to KLA	—	—	1,025,991	—	1,025,991	—	1,025,991
Net income attributable to non-controlling interest	—	—	—	—	—	74	74
Other comprehensive loss	—	—	—	(31,370)	(31,370)	—	(31,370)
Net issuance under employee stock plans	171	(54,950)	—	—	(54,950)	—	(54,950)
Repurchase of common stock	(257)	(1,926)	(87,690)	—	(89,616)	—	(89,616)
Cash dividends ($1.30 per share) and dividend equivalents declared	—	—	(186,216)	—	(186,216)	—	(186,216)
Stock-based compensation expense	—	34,982	—	—	34,982	—	34,982
Purchase of non-controlling interest	—	1,902	—	—	1,902	(6,196)	(4,294)
Disposal of non-controlling interest	—	—	—	—	—	8,383	8,383
Balances as of September 30, 2022	141,718	1,041,948	1,118,967	(58,841)	2,102,074	—	2,102,074
Net income	—	—	978,795	—	978,795	—	978,795
Other comprehensive income	—	—	—	9,739	9,739	—	9,739
Net issuance under employee stock plans	170	31,196	—	—	31,196	—	31,196
Repurchase of common stock	(3,429)	870,811	(1,241,793)	—	(370,982)	—	(370,982)
Cash dividends ($1.30 per share) and dividend equivalents declared	—	—	(185,967)	—	(185,967)	—	(185,967)
Stock-based compensation expense	—	38,405	—	—	38,405	—	38,405
Balances as of December 31, 2022	138,459	1,982,360	670,002	(49,102)	2,603,260	—	2,603,260
Net income	—	—	697,837	—	697,837	—	697,837
Other comprehensive income	—	—	—	13,811	13,811	—	13,811
Net issuance under employee stock plans	57	(16,154)		—	(16,154)	—	(16,154)
Repurchase of common stock	(1,227)	(17,563)	(465,149)	—	(482,712)	—	(482,712)
Cash dividends ($1.30 per share) and dividend equivalents declared	—	—	(181,391)	—	(181,391)	—	(181,391)
Stock-based compensation expense	—	48,130	—	—	48,130	—	48,130
Balances as of March 31, 2023	137,289	$1,996,773	$721,299	$(35,291)	$2,682,781	$—	$2,682,781
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$1,925,450	$2,702,697
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill and purchased intangible assets	289,474	—
Depreciation and amortization	300,729	310,300
Loss on extinguishment of debt	—	13,286
Unrealized foreign exchange gain and other	(16,747)	(35,427)
Asset impairment charges	—	9,905
Disposal of non-controlling interest	—	8,270
Stock-based compensation expense	154,074	121,517
Gain on sale of business	—	(29,687)
Deferred income taxes	(124,594)	(321,712)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	141,064	(153,630)
Inventories	(131,249)	(604,393)
Other assets	(223,625)	(30,427)
Accounts payable	799	(38,817)
Deferred system revenue	342,749	32,822
Deferred service revenue	129,010	35,551
Other liabilities	(371,174)	690,435
Net cash provided by operating activities	2,415,960	2,710,690
Cash flows from investing activities:
Proceeds from sale of assets	5,079	—
Net proceeds from sale of business	—	75,358
Business acquisitions, net of cash acquired	(3,682)	(27,144)
Capital expenditures	(216,639)	(262,908)
Purchases of available-for-sale and equity securities	(2,154,906)	(960,837)
Proceeds from sale of available-for-sale securities	70,957	74,541
Proceeds from maturity of available-for-sale securities	971,085	699,363
Purchases of trading securities	(112,463)	(77,759)
Proceeds from sale of trading securities	102,376	70,279
Proceeds from other investments	—	1,020
Net cash used in investing activities	(1,338,193)	(408,087)
Cash flows from financing activities:
Payment of debt issuance costs	—	(6,515)
Proceeds from issuance of debt, net of issuance costs	735,043	—
Proceeds from revolving credit facility	—	300,000
Repayment of debt	—	(1,087,250)
Common stock repurchases	(1,265,480)	(923,039)
Payment of dividends to stockholders	(575,520)	(553,046)
Issuance of common stock	48,433	33,908
Tax withholding payments related to vested and released restricted stock units	(95,516)	(73,704)
Contingent consideration payable and other, net	(4,116)	(5,027)
Purchase of non-controlling interest	—	(4,295)
Net cash used in financing activities	(1,157,156)	(2,318,968)
Effect of exchange rate changes on cash and cash equivalents	(309)	(30)
Net decrease in cash and cash equivalents	(79,698)	(16,395)
Cash and cash equivalents at beginning of period	1,927,865	1,584,908
Cash and cash equivalents at end of period	$1,848,167	$1,568,513
Supplemental cash flow disclosures:
Income taxes paid, net	$765,282	$451,243
Interest paid	$251,426	$198,906
Non-cash activities:
Contingent consideration payable - financing activities	$(765)	$(1,849)
Dividends payable - financing activities	$6,090	$5,856
Unsettled common stock repurchase - financing activities	$10,999	$15,943
Accrued purchases of land, property and equipment - investing activities	$15,378	$14,390
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
The results of operations for the three and nine months ended March 31, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2024.
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

	As of	As of
(Dollar amounts in thousands)	March 31, 2024	June 30, 2023	$ Change	% Change
Accounts receivable, net	$1,625,257	$1,753,361	$(128,104)	(7)%
Contract assets	$87,621	$117,137	$(29,516)	(25)%
Contract liabilities	$1,716,767	$1,245,007	$471,760	38%
Our payment terms and conditions vary by contract type, although the terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of product shipment, with the remainder payable within 30 days of acceptance.
The change in contract assets during the nine months ended March 31, 2024 was mainly due to $98.5 million of contract assets reclassified to accounts receivable, net, as our right to consideration for these contract assets became unconditional, partially offset by $69.2 million of revenue recognized for which the payment is subject to conditions other than passage of time. Contract assets are included in other current assets on our Condensed Consolidated Balance Sheets.
The change in contract liabilities during the nine months ended March 31, 2024 was mainly due to an increase in the value of products and services billed to customers for which control of the products and services has not transferred to the customers, partially offset by recognition in revenue of $884.0 million that was included in contract liabilities as of June 30, 2023. Contract liabilities are included in current and non-current liabilities on our Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

As of March 31, 2024, we had $9.90 billion of remaining performance obligations, which represents our obligation to deliver products and services, and primarily consists of sales orders where written customer requests have been received. This amount includes customer deposits of $677.0 million as disclosed in Note 4 “Financial Statement Components” and excludes contract liabilities of $1.72 billion as described above. We expect to recognize approximately 40% to 45% of these performance obligations as revenue beyond the next 12 months, but this estimate is subject to constant change. Our customers are currently purchasing equipment from us with lead times that are longer than our historical experience. As customers try to balance the evolution of their technological, production or market needs with the timing and content of orders placed with us, there is elevated risk of order modifications, pushouts or cancellations.

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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers between Level 1, Level 2 and Level 3 fair value measurements during the nine months ended March 31, 2024.
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
Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the dates indicated below, were presented on our Condensed Consolidated Balance Sheets as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Little or No Market Activity Inputs
As of March 31, 2024 (In thousands)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash equivalents:
Corporate debt securities	$1,517	$—	$1,517	$—
Money market funds and other	1,091,385	1,091,385	—	—
U.S. Treasury securities	35,606	—	35,606	—
Marketable securities:
Corporate debt securities	765,619	—	765,619	—
Municipal securities	40,127	—	40,127	—
U.S. Government agency securities	93,208	93,208	—	—
U.S. Treasury securities	725,509	435,647	289,862	—
Equity securities	29,260	29,260	—	—
Total cash equivalents and marketable securities(1)	2,782,231	1,649,500	1,132,731	—
Other current assets:
Derivative assets	35,838	—	35,838	—
Other non-current assets:
Executive Deferred Savings Plan	297,915	265,969	31,946	—
Total financial assets(1)	$3,115,984	$1,915,469	$1,200,515	$—
Liabilities
Derivative liabilities	$(16,716)	$—	$(16,716)	$—
Contingent consideration payable	(67)	—	—	(67)
Total financial liabilities	$(16,783)	$—	$(16,716)	$(67)
________________
(1) Excludes cash of $457.6 million held in operating accounts and time deposits of $1.05 billion (of which $262.1 million were cash equivalents) as of March 31, 2024.

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

NOTE 4 – FINANCIAL STATEMENT COMPONENTS
Condensed Consolidated Balance Sheets

	As of	As of
(In thousands)	March 31, 2024	June 30, 2023
Accounts receivable, net:
Accounts receivable, gross	$1,658,872	$1,786,993
Allowance for credit losses	(33,615)	(33,632)
	$1,625,257	$1,753,361
Inventories:
Customer service parts	$594,953	$524,096
Raw materials	1,513,119	1,559,202
Work-in-process	674,193	578,864
Finished goods	224,788	214,622
	$3,007,053	$2,876,784
Other current assets:
Deferred costs of revenues	$242,520	$133,067
Prepaid expenses	115,377	121,204
Contract assets	87,621	117,137
Prepaid income and other taxes	76,900	64,901
Other current assets	79,052	62,419
	$601,470	$498,728
Land, property and equipment, net:
Land	$78,260	$72,287
Buildings and leasehold improvements	923,347	825,975
Machinery and equipment	1,095,517	1,016,713
Office furniture and fixtures	64,142	58,036
Construction-in-process	186,090	168,817
	2,347,356	2,141,828
Less: accumulated depreciation	(1,241,078)	(1,109,987)
	$1,106,278	$1,031,841
Other non-current assets:
Executive Deferred Savings Plan(1)	$297,915	$256,846
Operating lease right of use assets	241,163	208,706
Other non-current assets	161,143	171,910
	$700,221	$637,462
Other current liabilities:
Customer deposits	$553,703	$769,000
Compensation and benefits	447,294	370,536
Executive Deferred Savings Plan(1)	300,180	258,223
Income taxes payable	84,355	383,012
Interest payable	76,226	105,270
Operating lease liabilities	36,396	34,042
Other liabilities and accrued expenses	410,373	383,407
	$1,908,527	$2,303,490
Other non-current liabilities:
Income taxes payable	$288,162	$322,113
Customer deposits	123,315	156,874
Operating lease liabilities	158,376	138,354
Pension liabilities	58,198	63,672
Other non-current liabilities	145,155	132,045
	$773,206	$813,058

________________
(1)We have a non-qualified deferred compensation plan (known as the “Executive Deferred Savings Plan” or “EDSP”) under which certain employees and non-employee directors may defer a portion of their compensation. The expense associated with changes in the EDSP liability included in selling, general and administrative (“SG&A”) expense was $17.4 million and $13.1 million in the three months ended March 31, 2024 and 2023, respectively, and was $33.9 million and $14.7 million during the nine months ended March 31, 2024 and 2023, respectively. The amount of net gains associated with changes in the EDSP assets included in SG&A expense was $17.1 million and $13.1 million in the three months ended March 31, 2024 and 2023, respectively, and was $33.3 million and $14.7 million during the nine months ended March 31, 2024 and 2023, respectively. For additional details, refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) (“AOCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of March 31, 2024	$(70,421)	$(3,255)	$50,356	$(18,200)	$(41,520)

Balance as of June 30, 2023	$(64,627)	$(12,797)	$59,944	$(18,861)	$(36,341)
The effects on net income of amounts reclassified from AOCI to the Condensed Consolidated Statements of Operations for the indicated periods were as follows (in thousands; amounts in parentheses indicate debits or reductions to earnings):

AOCI Components		Three Months Ended		Nine Months Ended
	Location in the Condensed Consolidated Statement of Operations	March 31,		March 31,
		2024	2023	2024	2023
Unrealized gains on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$4,439	$1,421	$15,871	$31,954
	Costs of revenues and operating expenses	2,221	467	4,976	(8,804)
	Interest expense	944	936	2,818	2,810
	Net gains reclassified from AOCI	$7,604	$2,824	$23,665	$25,960
Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$54	$(250)	$(19)	$(831)
The amount reclassified out of AOCI related to our defined benefit pension plans that was recognized as a component of net periodic cost for the three months ended March 31, 2024 and 2023 was $0.3 million and $0.4 million, respectively, and for the nine months ended March 31, 2024 and 2023 was $0.8 million and $1.2 million, respectively. For additional details, refer to Note 13 “Employee Benefit Plans” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

NOTE 5 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of March 31, 2024 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$767,413	$1,646	$(1,923)	$767,136
Money market funds and other	1,091,385	—	—	1,091,385
Municipal securities	40,271	64	(208)	40,127
U.S. Government agency securities	93,382	57	(231)	93,208
U.S. Treasury securities	764,664	180	(3,729)	761,115
Subtotal	2,757,115	1,947	(6,091)	2,752,971
Add: Time deposits(1)	1,054,499	—	—	1,054,499
Less: Cash equivalents	1,390,596	—	(1)	1,390,595
Marketable securities(2)	$2,421,018	$1,947	$(6,090)	$2,416,875

As of June 30, 2023 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$508,511	$52	$(5,913)	$502,650
Money market funds and other	1,257,223	—	—	1,257,223
Municipal securities	32,525	—	(737)	31,788
U.S. Government agency securities	134,486	4	(918)	133,572
U.S. Treasury securities	538,487	10	(8,782)	529,715
Subtotal	2,471,232	66	(16,350)	2,454,948
Add: Time deposits(1)	471,439	—	—	471,439
Less: Cash equivalents	1,629,248	4	—	1,629,252
Marketable securities(2)	$1,313,423	$62	$(16,350)	$1,297,135
________________
(1) Time deposits excluded from fair value measurements.
(2) Excludes equity marketable securities.
Our investment portfolio includes both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of our unrealized losses are due to changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all these investments upon maturity. As of March 31, 2024, we had 341 investments in a gross unrealized loss position. The following table summarizes the fair value and gross unrealized losses of our investments that were in an unrealized loss position as of the dates indicated below.

As of March 31, 2024	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$295,694	$(823)	$81,327	$(1,100)	$377,021	$(1,923)
Municipal securities	13,938	(91)	8,088	(117)	22,026	(208)
U.S. Government agency securities	54,739	(227)	2,517	(4)	57,256	(231)
U.S. Treasury securities	460,112	(1,521)	141,125	(2,208)	601,237	(3,729)
Total	$824,483	$(2,662)	$233,057	$(3,429)	$1,057,540	$(6,091)

As of June 30, 2023	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$310,613	$(2,242)	$161,263	$(3,671)	$471,876	$(5,913)
Municipal securities	9,011	(199)	17,253	(538)	26,264	(737)
U.S. Government agency securities	80,793	(459)	36,406	(459)	117,199	(918)
U.S. Treasury securities	288,376	(4,117)	183,475	(4,665)	471,851	(8,782)
Total	$688,793	$(7,017)	$398,397	$(9,333)	$1,087,190	$(16,350)
The contractual maturities of securities classified as available-for-sale, regardless of their classification on our Condensed Consolidated Balance Sheets, as of the date indicated below were as follows:

As of March 31, 2024 (In thousands)	Amortized Cost	Fair Value
Due within one year	$1,566,845	$1,564,521
Due after one year through three years	854,173	852,354
Total	$2,421,018	$2,416,875
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities for the three and nine months ended March 31, 2024 and 2023 were immaterial.
The costs for our equity marketable securities were $22.9 million and $3.2 million as of March 31, 2024, and June 30, 2023, respectively. Unrealized gains (losses) for our equity marketable securities were $(5.4) million and $0.5 million during the three months ended March 31, 2024 and 2023, respectively. Unrealized gains (losses) for our equity marketable securities were $(8.6) million and $8.8 million during the nine months ended March 31, 2024 and 2023, respectively.
NOTE 6 - BUSINESS COMBINATIONS AND DISPOSITIONS
Business Combinations
On August 9, 2022, we acquired a privately held company, primarily to secure the supply of materials for existing products, for aggregate purchase consideration of $32.7 million, payable in cash. We allocated the purchase consideration as follows: $30.0 million to identifiable intangible assets, $2.3 million to net tangible assets, $6.5 million to deferred tax liabilities and $6.8 million to goodwill. The goodwill was assigned to the Wafer Inspection and Patterning reporting unit. The purchase consideration included a $3.7 million holdback to satisfy general warranties and representations that was paid in full in February 2024.
We have included the financial results of the acquisition in our Condensed Consolidated Financial Statements from the acquisition date, and these results were not material to our Condensed Consolidated Financial Statements. The goodwill recorded as a result of the above acquisition was not deductible for tax purposes.
As of March 31, 2024, we had $0.1 million contingent consideration recorded for completed acquisitions.
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
We performed the required annual goodwill impairment testing for all reporting units as of February 29, 2024, and concluded that goodwill was not impaired, except for the Display reporting unit (“Display”). As a result of this qualitative assessment, we determined that it was not necessary to perform a quantitative assessment for the reporting units subject to testing other than Display. In March 2024, we made the decision to exit the Display business by announcing the end of manufacturing of most Display products by December 31, 2024, but we will continue to provide services to the installed base of Display products for existing customers. The exit of the business does not qualify as a discontinued operation under the relevant accounting guidance, but the decision triggered a quantitative impairment assessment for the Display reporting unit, which resulted in a total goodwill impairment charge of $70.5 million in the quarter ended March 31, 2024.
To determine the fair value of the reporting unit, we utilized an income approach estimated through a discounted cash flow analysis, by adding the present value of the estimated annual discounted cash flows over a discrete projection period. This valuation technique requires us to use significant estimates and assumptions, including discount rates and internal forecasts of the anticipated future performance of the business. The discount rates are based on the weighted average cost of capital of comparable peer companies, adjusted for company-specific risk. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future.
The next annual goodwill impairment assessment by reporting unit is scheduled to be performed in the third quarter of the fiscal year ending June 30, 2025.
During the second quarter of fiscal 2024, we noted a significant deterioration of the long-term forecast for our Printed Circuit Board (“PCB”) and Display businesses, which are a part of our PCB and Display operating segment, as the company initiated its annual strategic planning process. The downward revision of financial outlook for the PCB and Display businesses triggered a goodwill impairment test. In addition, in the second quarter of fiscal 2024, we began to evaluate strategic options for our Display business. Effective from the second quarter of fiscal 2024, our PCB and Display operating segment is comprised of two reporting units, 1) PCB and 2) Display, while, prior to the change, the PCB and Display operating segment represented a single reporting unit. As a result of our quantitative assessment, we recorded a total goodwill impairment charge of $192.6 million for the PCB and Display reporting unit in the three months ended December 31, 2023. The goodwill balances of the new PCB and Display reporting units were determined based on their relative fair values. We assessed for impairment subsequent to the reporting unit change and noted no impairment.
The following table presents changes in goodwill carrying value by reporting unit during the nine months ended March 31, 2024:

(In thousands)	Wafer Inspection and Patterning	Global Service and Support (“GSS”)	Specialty Semiconductor Process	PCB and Display	PCB	Display	Component Inspection	Total
Balances as of June 30, 2023
Goodwill	$1,004,700	$25,908	$826,037	$942,819	$—	$—	$13,575	$2,813,039
Accumulated impairment losses	(277,570)	—	(144,179)	(112,470)	—	—	—	(534,219)
	$727,130	$25,908	$681,858	$830,349	$—	$—	$13,575	$2,278,820
Activity for the nine months ended March 31, 2024
Goodwill impairment	—	—	—	(192,600)	—	(70,474)	—	(263,074)
Reallocation due to change in reporting units	—	—	—	(637,749)	567,275	70,474	—	—
Foreign currency adjustments	(19)	—	—	—	—	—	—	(19)
Balances as of March 31, 2024
Goodwill	1,004,681	25,908	826,037	—	567,275	70,474	13,575	$2,507,950
Accumulated impairment losses	(277,570)	—	(144,179)	—	—	(70,474)	—	(492,223)
	$727,111	$25,908	$681,858	$—	$567,275	$—	$13,575	$2,015,727

Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of March 31, 2024			As of June 30, 2023
Category	Range of Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-8	$1,552,074	$999,639	$552,435	$1,536,826	$841,815	$695,011
Customer relationships	4-9	358,567	238,925	119,642	358,567	205,037	153,530
Trade name / Trademark	4-7	119,083	93,447	25,636	116,583	78,749	37,834
Order backlog and other	<1-7	83,336	82,689	647	85,836	82,264	3,572
Intangible assets subject to amortization		2,113,060	1,414,700	698,360	2,097,812	1,207,865	889,947
In-process research and development		46,074	16,833	29,241	61,322	15,966	45,356
Total		$2,159,134	$1,431,533	$727,601	$2,159,134	$1,223,831	$935,303

Purchased intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. Impairment indicators primarily include declines in our operating cash flows from the use of these assets. As of March 31, 2024, in connection with the Company's decision to exit the Display business, as described above, an immaterial amount of purchased intangible assets were abandoned. There were no other impairment indicators for purchased intangible assets in the three months ended March 31, 2024.
In connection with the evaluation of the goodwill impairment in the PCB and Display reporting unit during the second quarter of fiscal 2024, due to the downward revision of financial outlook for the businesses as noted above, the Company assessed tangible and intangible assets for impairment prior to performing the goodwill impairment test. The Company first performed a recoverability test for each asset group identified in the PCB and Display operating segment by comparing projected undiscounted cash flows from the use and eventual disposition of each asset group to its carrying value. This test indicated that the undiscounted cash flows were not sufficient to recover the carrying value of the asset groups. We then compared the carrying value of the individual long-lived assets within those asset groups against their fair value in order to measure the impairment loss. As a result of this assessment, we recorded a total purchased intangible asset impairment charge of $26.4 million. No impairment was identified for other long-lived assets in the three months ended December 31, 2023.

Total impairment charges for goodwill and purchased intangible assets of $219.0 million were recognized during the three months ended December 31, 2023, as a separate charge and included in income (loss) from operations.
Amortization expense for purchased intangible assets for the periods indicated below was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Amortization expense - Costs of revenues	$44,849	$45,446	$137,024	$135,958
Amortization expense - SG&A	12,916	19,656	43,411	59,912
Amortization expense - Research and development	—	31	—	93
Total	$57,765	$65,133	$180,435	$195,963
Based on the purchased intangible assets gross carrying amount recorded as of March 31, 2024, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2024 (remaining three months)	$58,837
2025	218,639
2026	197,846
2027	125,517
2028	48,849
2029 and thereafter	48,672
Total	$698,360

NOTE 8 – DEBT
The following table summarizes our debt as of March 31, 2024 and June 30, 2023:

	As of March 31, 2024		As of June 30, 2023
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 4.650% Senior Notes due on November 1, 2024	$750,000	4.682%	$750,000	4.682%
Fixed-rate 5.650% Senior Notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Fixed-rate 4.100% Senior Notes due on March 15, 2029	800,000	4.159%	800,000	4.159%
Fixed-rate 5.000% Senior Notes due on March 15, 2049	400,000	5.047%	400,000	5.047%
Fixed-rate 3.300% Senior Notes due on March 1, 2050	750,000	3.302%	750,000	3.302%
Fixed-rate 4.650% Senior Notes due on July 15, 2032	1,000,000	4.657%	1,000,000	4.657%
Fixed-rate 4.950% Senior Notes due on July 15, 2052	1,450,000	5.023%	1,200,000	5.009%
Fixed-rate 5.250% Senior Notes due on July 15, 2062	800,000	5.259%	800,000	5.259%
Fixed-rate 4.700% Senior Notes due on February 1, 2034	500,000	4.777%	—	—%
Total	6,700,000		5,950,000
Unamortized discount/premium, net	(25,279)		(17,848)
Unamortized debt issuance costs	(45,807)		(41,416)
Total	$6,628,914		$5,890,736
Reported as:
Short-term debt	$749,889		$—
Long-term debt	5,879,025		5,890,736
Total	$6,628,914		$5,890,736
Senior Notes and Debt Redemption
In February 2024, we issued $750.0 million aggregate principal amount of senior, unsecured notes as follows: $500.0 million of 4.700% senior, unsecured notes (the “2024 Senior Notes”) due February 1, 2034; and an additional $250.0 million of 4.950% senior, unsecured notes due July 15, 2052 which was originally issued in June 2022, resulting in an aggregate principal amount of $1.45 billion. The net proceeds will be used for general corporate purposes, including repayment of outstanding indebtedness at or prior to maturity.
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
Prior to June 2022, the following aggregate principal amounts of senior, unsecured long-term notes were issued in the following periods: $750.0 million in February 2020 (the “2020 Senior Notes”), $1.20 billion in March 2019 (the “2019 Senior Notes”) and $2.50 billion in November 2014 (the “2014 Senior Notes”). These, along with the 2024 Senior Notes and the 2022 Senior Notes, are collectively referred to as the “Senior Notes.”
The original discounts on the Senior Notes are being amortized over the life of the debt. Interest is payable as follows: semi-annually on February 1 and August 1 of each year for the 2024 Senior Notes; semi-annually on January 15 and July 15 of each year for the 2022 Senior Notes; semi-annually on March 1 and September 1 of each year for the 2020 Senior Notes; semi-annually on March 15 and September 15 of each year for the 2019 Senior Notes; and semi-annually on May 1 and November 1 of each year for the 2014 Senior Notes. The relevant indentures for the Senior Notes (collectively, the “Indenture”) include covenants that limit our ability to grant liens on our facilities and enter into sale and leaseback transactions.

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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of March 31, 2024 and June 30, 2023 was $6.39 billion and $5.69 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of March 31, 2024, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility
As of March 31, 2024, we have in place a renegotiated Credit Agreement dated June 8, 2022 (“Credit Agreement”) for an unsecured Revolving Credit Facility (“Revolving Credit Facility”) having a maturity date of June 8, 2027 that allows us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. As of March 31, 2024, we had no outstanding borrowings under the Revolving Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the maturity date, at which time we may exercise two one-year extension options with the consent of the lenders. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility can be made as Term Secured Overnight Financing Rate (“SOFR”) Loans or Alternate Base Rate (“ABR”) Loans, at the Company’s option. In the event that Term SOFR is unavailable, any Term SOFR elections will be converted to Daily Simple SOFR, if available. Each Term SOFR Loan will bear interest at a rate per annum equal to the applicable Adjusted Term SOFR rate, which is equal to the applicable Term SOFR rate plus 10 bps that shall not be less than zero, plus a spread ranging from 75 bps to 125 bps, as determined by the Company’s credit ratings at the time. Each ABR Loan will bear interest at a rate per annum equal to the ABR plus a spread ranging from 0 bps to 25 bps, as determined by the Company’s credit ratings at the time. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 4.5 bps to 12.5 bps, subject to an adjustment in conjunction with changes to our credit rating. The applicable interest rates and commitment fees are also subject to adjustment based on the Company’s performance against certain environmental sustainability key performance indicators (“KPI”) related to greenhouse gas emissions and renewable electricity usage. Our performance against these KPIs in calendar year 2022 resulted in reductions to the fees associated with our Revolving Credit Facility. As of March 31, 2024, we elected to pay interest on borrowings under the Revolving Credit Facility at the applicable Adjusted Term SOFR rate plus a spread of 85 bps and the applicable commitment fee on the daily undrawn balance of the Revolving Credit Facility was 6 bps.
Under the Credit Agreement, the maximum leverage ratio on a quarterly basis is 3.50 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which may be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of March 31, 2024, our maximum allowed leverage ratio was 3.50 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of March 31, 2024.
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
Lease expense was $13.3 million and $38.5 million for the three and nine months ended March 31, 2024, respectively and $10.1 million and $29.2 million for the three and nine months ended March 31, 2023, respectively. Expenses related to short-term leases, which were not recorded on the Condensed Consolidated Balance Sheets, were not material for the three and nine months ended March 31, 2024 and 2023. As of March 31, 2024 and June 30, 2023, the weighted-average remaining lease term was 6.8 and 6.7 years, respectively, and the weighted-average discount rate for operating leases was 4.24% and 3.36%, respectively.
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended March 31,
In thousands	2024	2023
Operating cash outflows from operating leases	$31,126	$29,630
Right of use assets obtained in exchange for new operating lease liabilities	$55,893	$85,911
Maturities of lease liabilities as of March 31, 2024 were as follows:

Fiscal Year Ending June 30:	(In thousands)
2024 (remaining three months)	$10,060
2025	44,251
2026	36,778
2027	29,704
2028	21,233
2029 and thereafter	88,964
Total lease payments	230,990
Less imputed interest	(36,218)
Total	$194,772
As of March 31, 2024, we did not have material leases that had not yet commenced.
NOTE 10 – EQUITY, LONG-TERM INCENTIVE COMPENSATION PLANS AND NON-CONTROLLING INTEREST
Equity Incentive Program
On August 3, 2023, our Board of Directors adopted the KLA Corporation 2023 Incentive Award Plan (the “2023 Plan”), which replaced our 2004 Equity Incentive Plan (the “2004 Plan”) for grants of equity awards occurring on or after November 1, 2023. The new plan was approved by our stockholders at the annual meeting of stockholders held on November 1, 2023. As of March 31, 2024, 10.6 million shares remained available for issuance under our 2023 Plan. For details of the 2004 Plan, refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
Equity Incentive Plans - General Information
The following table summarizes the combined activity under our equity incentive plans:

(In thousands)	Available For Grant(1)
Balance as of June 30, 2023	7,761
Plan shares increased	3,250
Restricted stock units granted(2)	(423)
Restricted stock units canceled	56
Balance as of March 31, 2024	10,644
__________________

(1)The number of restricted stock units (“RSU”) reflects the application of the award multiplier of 2.0x to calculate the impact of the award on the shares reserved under the 2023 Plan.
(2)Includes RSUs granted to senior management during the nine months ended March 31, 2024 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such RSUs that are deemed to have been earned) (“performance-based RSU”). This line item includes all such performance-based RSUs granted during the nine months ended March 31, 2024 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.2 million shares for the nine months ended March 31, 2024 reflects the application of the multiplier described above).
The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. The fair value for RSUs granted with “dividend equivalent” rights is determined using the closing price of our common stock on the grant date.
The following table shows stock-based compensation expense for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Stock-based compensation expense by:
Costs of revenues	$9,803	$8,596	$25,554	$20,189
R&D	16,430	13,289	42,211	30,437
SG&A	30,449	26,245	86,309	70,891
Total stock-based compensation expense	$56,682	$48,130	$154,074	$121,517
Stock-based compensation capitalized as inventory as of March 31, 2024 and June 30, 2023 was $21.4 million and $16.7 million, respectively.
Restricted Stock Units
The following table shows the activity and weighted-average grant date fair values for RSUs during the nine months ended March 31, 2024:

	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding RSUs as of June 30, 2023(2)	1,715	$312.40
Granted(3)	211	$502.25
Vested and released	(416)	$195.63
Forfeited	(28)	$354.76
Outstanding RSUs as of March 31, 2024(2)	1,482	$370.80
__________________
(1)Share numbers reflect actual shares subject to awarded RSUs.
(2)Includes performance-based RSUs.
(3)This line item includes performance-based RSUs granted during the nine months ended March 31, 2024 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.1 million shares for the nine months ended March 31, 2024).
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

The following table shows the weighted-average grant date fair value per unit for the RSUs granted, aggregate grant date fair value of RSUs vested and tax benefits realized by us in connection with vested and released RSUs for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except for weighted-average grant date fair value)	2024	2023	2024	2023
Weighted-average grant date fair value per unit	$601.62	$409.77	$502.25	$390.53
Grant date fair value of vested RSUs	$7,247	$9,217	$81,300	$67,152
Tax benefits realized by us in connection with vested and released RSUs	$4,528	$4,517	$23,251	$17,368
As of March 31, 2024, the unrecognized stock-based compensation expense balance related to RSUs was $337.0 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.3 years. The intrinsic value of outstanding RSUs as of March 31, 2024 was $1.04 billion.
Cash-Based Long-Term Incentive Compensation
We have adopted a cash-based long-term incentive (“Cash LTI”) program (“Cash LTI Plan”) for many of our employees as part of our employee compensation program. Executives and non-employee members of the Board of Directors do not participate in the Cash LTI Plan. During the nine months ended March 31, 2024 and 2023, we approved Cash LTI awards of $0.1 million and $0.2 million, respectively. Cash LTI awards issued to employees under the Cash LTI Plan will vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three- or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date. During the three months ended March 31, 2024 and 2023, we recognized $18.3 million and $19.5 million, respectively, in compensation expense under the Cash LTI Plan. During the nine months ended March 31, 2024 and 2023, we recognized $55.0 million and $58.5 million, respectively, in compensation expense under the Cash LTI Plan. As of March 31, 2024, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $93.9 million. For details, refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
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
The offering period (or length of the look-back period) under the ESPP has a duration of six months, and the purchase price with respect to each offering period, until otherwise amended, is equal to 85% of the lesser of (i) the fair market value of our common stock at the commencement of the applicable offering period or (ii) the fair market value of our common stock on the purchase date. We estimate the fair value of purchase rights under the ESPP using a Black-Scholes model.
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Stock purchase plan:
Expected stock price volatility	31.6%	43.8%	32.2%	42.7%
Risk-free interest rate	5.5%	3.9%	5.3%	2.5%
Dividend yield	1.0%	1.4%	1.1%	1.6%
Expected life (in years)	0.5	0.5	0.5	0.5

The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Total cash received from employees for the issuance of shares under the ESPP	$—	$—	$48,433	$33,793
Number of shares purchased by employees through the ESPP	—	—	118	134
Tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP	$711	$616	$2,407	$1,540
Weighted-average fair value per share based on Black-Scholes model	$131.15	$97.32	$125.17	$89.81
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares that we estimate will be required to be issued under the ESPP during the forthcoming fiscal year. As of March 31, 2024, a total of 2.5 million shares were reserved and available for issuance under the ESPP.
Quarterly Cash Dividends
On March 1, 2024, we paid a quarterly cash dividend of $1.45 per share to stockholders of record as of the close of business on February 19, 2024. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended March 31, 2024 and 2023 was $197.2 million and $180.9 million, respectively. The total amount of regular quarterly cash dividends and dividend equivalents paid during the nine months ended March 31, 2024 and 2023 was $575.5 million and $553.0 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of March 31, 2024 and June 30, 2023 was $12.4 million and $12.2 million, respectively. These amounts will be paid upon vesting of the underlying RSUs.
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
Under the authoritative guidance, share repurchases are recognized as a reduction to retained earnings to the extent available, with any excess recognized as a reduction of capital in excess of par value. In addition, as explained further in Note 13 “Income Taxes,” the Inflation Reduction Act of 2022 (“IRA”) introduced a 1% excise tax imposed on certain stock repurchases made after December 31, 2022 by publicly traded companies. The excise tax is recorded as part of the cost basis of treasury stock repurchased after December 31, 2022 and, as such, is included in stockholders’ equity.
As of March 31, 2024, an aggregate of $2.64 billion was available for repurchase under the stock repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Number of shares of common stock repurchased	588	1,227	2,392	4,913
Total cost of repurchases	$375,696	$482,712	$1,276,352	$943,310

NOTE 12 – NET INCOME PER SHARE
Basic net income per share is calculated by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is calculated by using the weighted-average number of shares of common stock outstanding during the period, increased to include the number of additional shares of common stock that would have been outstanding if the shares of common stock underlying our outstanding dilutive RSUs had been issued. The dilutive effect of outstanding RSUs is reflected in diluted net income per share by application of the treasury stock method.
The following table sets forth the computation of basic and diluted net income per share attributable to KLA:

(In thousands, except per share amounts)	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Numerator:
Net income attributable to KLA	$601,541	$697,837	$1,925,450	$2,702,623
Denominator:
Weighted-average shares - basic, excluding unvested RSUs	134,954	137,865	135,638	140,349
Effect of dilutive RSUs and options	902	780	790	724
Weighted-average shares - diluted	135,856	138,645	136,428	141,073
Basic net income per share attributable to KLA	$4.46	$5.06	$14.20	$19.26
Diluted net income per share attributable to KLA	$4.43	$5.03	$14.11	$19.16
Anti-dilutive securities excluded from the computation of diluted net income per share	—	12	1	226
NOTE 13 – INCOME TAXES
The following table provides details of income taxes:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollar amounts in thousands)	2024	2023	2024	2023
Income before income taxes	$702,008	$800,683	$2,244,989	$3,013,684
Provision for income taxes	$100,467	$102,846	$319,539	$310,987
Effective tax rate	14.3%	12.8%	14.2%	10.3%
Our effective tax rate is lower than the U.S. federal statutory rate during the three months ended March 31, 2024 primarily due to the proportion of earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate and the proportion of U.S. earnings eligible for the Foreign Derived Intangible Income deduction.
Our effective tax rate is lower than the U.S. federal statutory rate during the nine months ended March 31, 2024 primarily due to the proportion of earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate and the proportion of U.S. earnings eligible for the Foreign Derived Intangible Income deduction.
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
Legislative Developments
President Biden signed into law the CHIPS and Science Act of 2022 (“CHIPS Act,” where “CHIPS” stands for Creating Helpful Incentives to Produce Semiconductors) on August 9, 2022. The CHIPS Act provides for various incentives and tax credits among other items, including the Advanced Manufacturing Investment Credit (“AMIC”), which equals 25% of qualified investments in an advanced manufacturing facility that is placed in service after December 31, 2022. There was no material impact to our financial statements from the AMIC provision during the nine months ended March 31, 2024.
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
The IRA also introduced a 1% excise tax imposed on certain stock repurchases made after December 31, 2022 by publicly traded companies. We began recording the excise tax as part of the cost basis of treasury stock repurchased after December 31, 2022.
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LC for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Receivables sold under factoring agreements	$85,541	$107,140	$180,220	$288,599
Proceeds from sales of LC	$8,342	$—	$22,242	$69,247
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
Purchase Commitments. We maintain commitments to purchase inventory from our suppliers as well as goods, services and other assets in the ordinary course of business. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed between the parties. This forecasted time-horizon can vary among different suppliers. Our estimate of our significant purchase commitments primarily for material, services, supplies and asset purchases is approximately $2.1 billion as of March 31, 2024, a majority of which are due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

Cash LTI Plan. As of March 31, 2024, we have committed $163.3 million for future payment obligations under our Cash LTI Plan. The calculation of compensation expense related to the Cash LTI Plan includes estimated forfeiture rate assumptions. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three- or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date.
Guarantees and Contingencies. We maintain guarantee arrangements available through various financial institutions for up to $83.1 million, of which $48.6 million had been issued as of March 31, 2024, primarily to fund guarantees to customs authorities for value-added tax and other operating requirements of our consolidated subsidiaries in Europe, Israel and Asia.
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
Since fiscal 2015, we have entered into five sets of forward contracts, generally to hedge the benchmark interest rate on portions of our Senior Notes prior to issuance (“Rate Lock Agreements”). Upon issuance of the associated debt, the Rate Lock Agreements were settled and their fair values were recorded within AOCI. The resulting gains and losses from these transactions are amortized to interest expense over the lives of the associated debt. We recognized net gains of $0.9 million and $2.8 million in the three and nine months ended March 31, 2024, respectively, and net gains of $0.9 million and $2.8 million in the three and nine months ended March 31, 2023, respectively, for the amortization of the net of the Rate Lock Agreements that had been recognized in AOCI, which decreased the interest expense on a net basis. As of March 31, 2024, the aggregate unamortized portion of the fair value of the forward contracts for the Rate Lock Agreements was a $48.7 million net gain.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Derivatives Designated as Cash Flow Hedging Instruments:
Rate lock agreements:
Amounts included in the assessment of effectiveness	$3,800	$—	$415	$—
Foreign exchange contracts:
Amounts included in the assessment of effectiveness	$(790)	$6,008	$10,861	$16,720
Amounts excluded from the assessment of effectiveness	$(7)	$652	$52	$(53)
Derivatives Designated as Net Investment Hedging Instruments:
Foreign exchange contracts(1):	$8,150	$154	$1,080	$1,986
    __________________

(1)No amounts were reclassified from AOCI into earnings related to the sale of a subsidiary, as there were no such sales during the periods presented.
The locations and amounts of designated and non-designated derivatives’ gains and losses reported in the Condensed Consolidated Statements of Operations for the indicated periods were as follows:

	Three Months Ended March 31,				Three Months Ended March 31,
	2024				2023
(In thousands)	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$2,359,830	$1,623,463	$79,981	$(45,622)	$2,432,608	$1,572,015	$74,774	$(14,864)
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from AOCI to earnings	$—	$—	$944	$—	$—	$—	$936	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from AOCI to earnings	$4,688	$2,221	$—	$—	$1,748	$467	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(249)	$—	$—	$(7)	$(327)	$—	$—	$765
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$5,762	$—	$—	$—	$(9,066)

	Nine Months Ended March 31,				Nine Months Ended March 31,
	2024				2023
(In thousands)	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$7,243,512	$4,874,621	$228,417	$(104,515)	$8,140,919	$4,970,444	$223,449	$(79,944)
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from AOCI to earnings	$—	$—	$2,818	$—	$—	$—	$2,810	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from AOCI to earnings	$16,633	$4,976	$—	$—	$33,024	$(8,804)	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(762)	$—	$—	$52	$(1,070)	$—	$—	$1,675
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$7,427	$—	$—	$—	$(2,773)

The U.S. dollar equivalent of all outstanding notional amounts of foreign currency hedge contracts and rate lock agreements, with maximum remaining maturities of approximately 12 months as of the dates indicated below, were as follows:

	As of	As of
(In thousands)	March 31, 2024	June 30, 2023
Cash flow hedge contracts - foreign currency
Purchase	$472,467	$218,315
Sell	$81,828	$123,951
Net investment hedge contracts - foreign currency
Sell	$210,918	$87,157
Other foreign currency hedge contracts
Purchase	$589,764	$527,349
Sell	$368,664	$204,902
The locations and fair value of our derivatives reported in our Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	As of	As of	Balance Sheet	As of	As of
	Location	March 31, 2024	June 30, 2023	Location	March 31, 2024	June 30, 2023
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$9,967	$24,498	Other current liabilities	$(2,329)	$(442)
Total derivatives designated as hedging instruments		9,967	24,498		(2,329)	(442)
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	25,871	11,214	Other current liabilities	(14,387)	(11,664)
Total derivatives not designated as hedging instruments		25,871	11,214		(14,387)	(11,664)
Total derivatives		$35,838	$35,712		$(16,716)	$(12,106)
The changes in AOCI, before taxes, related to derivatives for the indicated periods were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Beginning AOCI	$66,805	$65,721	$81,611	$77,018
Amount reclassified to earnings as net gains	(7,604)	(2,824)	(23,665)	(25,960)
Net change in unrealized gains	11,153	6,814	12,408	18,653
Ending AOCI	$70,354	$69,711	$70,354	$69,711

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

As of March 31, 2024				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$35,838	$—	$35,838	$(14,809)	$—	$21,029
Derivatives - liabilities	$(16,716)	$—	$(16,716)	$14,809	$—	$(1,907)

As of June 30, 2023				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$35,712	$—	$35,712	$(8,968)	$—	$26,744
Derivatives - liabilities	$(12,106)	$—	$(12,106)	$8,968	$—	$(3,138)
NOTE 17 – RELATED PARTY TRANSACTIONS
During the three and nine months ended March 31, 2024 and 2023, we purchased from, or sold to, several entities where one or more of our executive officers or members of our Board of Directors were, during the periods presented, an executive officer or a board member of a subsidiary, including Advanced Micro Devices, Inc., Agilent Technologies, Inc., Ansys, Inc., HP Inc., Keysight Technologies, Inc., Microchip Technology Incorporated, Splunk Inc. and Tenneco Inc. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Total revenues	$1,666	$6,251	$6,876	$18,050
Total purchases	$586	$462	$2,686	$3,742
Our receivable balances from these parties were $1.4 million and $1.0 million as of March 31, 2024 and June 30, 2023, respectively. Our payable balances to these parties were immaterial as of March 31, 2024 and June 30, 2023. All of the related party transactions were made at current market rates.
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
The following is a summary of results for each of our three reportable segments for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Semiconductor Process Control:
Revenues	$2,096,005	$2,171,557	$6,425,562	$7,226,711
Segment gross profit	1,343,467	1,367,886	4,148,335	4,622,905
Specialty Semiconductor Process:
Revenues	130,649	128,438	407,433	414,390
Segment gross profit	69,280	65,328	219,859	216,408
PCB, Display and Component Inspection:
Revenues	133,399	131,923	412,474	502,627
Segment gross profit	(949)	43,361	96,036	182,899
Totals:
Revenues for reportable segments	$2,360,053	$2,431,918	$7,245,469	$8,143,728
Segment gross profit	$1,411,798	$1,476,575	$4,464,230	$5,022,212

The following table reconciles total reportable segment revenues to total revenues for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Total revenues for reportable segments	$2,360,053	$2,431,918	$7,245,469	$8,143,728
Corporate allocations and effects of changes in foreign currency exchange rates	(223)	690	(1,957)	(2,809)
Total revenues	$2,359,830	$2,432,608	$7,243,512	$8,140,919

The following table reconciles total segment gross profit to income before income taxes for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2024	2023	2024	2023
Total segment gross profit	$1,411,798	$1,476,575	$4,464,230	$5,022,212
Acquisition-related charges, corporate allocations and effects of changes in foreign currency exchange rates(1)	45,853	49,313	138,240	136,651
R&D	321,590	328,276	953,222	979,617
SG&A	237,514	238,393	714,403	735,469
Impairment of goodwill and purchased intangible assets	70,474	—	289,474	—
Interest expense	79,981	74,774	228,417	223,449
Loss on extinguishment of debt	—	—	—	13,286
Other expense (income), net	(45,622)	(14,864)	(104,515)	(79,944)
Income before income taxes	$702,008	$800,683	$2,244,989	$3,013,684
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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2024		2023		2024		2023
Revenues:
China	$996,885	42%	$635,018	26%	$3,050,609	42%	$2,156,380	26%
Taiwan	433,916	18%	478,855	20%	1,214,518	17%	1,996,188	24%
Japan	267,045	11%	215,531	9%	792,179	11%	702,986	9%
North America	246,993	10%	341,376	14%	761,319	11%	941,771	12%
Korea	201,290	9%	468,226	19%	731,783	10%	1,466,624	18%
Europe and Israel	129,350	6%	209,136	9%	421,148	6%	542,823	7%
Rest of Asia	84,351	4%	84,466	3%	271,956	3%	334,147	4%
Total	$2,359,830	100%	$2,432,608	100%	$7,243,512	100%	$8,140,919	100%
The following is a summary of revenues by major product categories for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2024		2023		2024		2023
Revenues:
Wafer Inspection	$987,709	42%	$1,027,191	42%	$3,164,391	43%	$3,386,273	42%
Patterning	539,296	23%	611,631	25%	1,512,168	21%	2,206,263	27%
Specialty Semiconductor Process	116,449	5%	114,896	5%	364,830	5%	374,882	5%
PCB, Display and Component Inspection	68,332	3%	69,495	3%	216,794	3%	312,582	4%
Services	590,461	25%	529,124	22%	1,715,670	24%	1,578,418	19%
Other	57,583	2%	80,271	3%	269,659	4%	282,501	3%
Total	$2,359,830	100%	$2,432,608	100%	$7,243,512	100%	$8,140,919	100%

Wafer Inspection and Patterning products are offered in the Semiconductor Process Control segment. Services are offered in multiple segments. Other includes primarily refurbished systems, remanufactured legacy systems, and enhancements and upgrades for previous-generation products that are part of the Semiconductor Process Control segment.
In the three months ended March 31, 2024, one customer accounted for approximately 14% of total revenues. In the three months ended March 31, 2023, two customers accounted for approximately 18% and 16% of total revenues, respectively. In the nine months ended March 31, 2024, one customer accounted for approximately 12% of total revenues. In the nine months ended March 31, 2023, two customers accounted for approximately 20% and 15% of total revenues, respectively. One customer and two customers on an individual basis accounted for greater than 10% of accounts receivable, net, at March 31, 2024 and at June 30, 2023, respectively.
Land, property and equipment, net by geographic region as of the dates indicated below were as follows:

	As of	As of
(In thousands)	March 31, 2024	June 30, 2023
Land, property and equipment, net:
United States	$701,223	$672,561
Singapore	150,808	150,989
Europe	129,824	74,015
Israel	89,445	92,815
Rest of Asia	34,978	41,461
Total	$1,106,278	$1,031,841
NOTE 19 – RESTRUCTURING CHARGES
From time to time, management approves restructuring plans including workforce reductions in an effort to streamline operations.
Restructuring charges were $2.0 million and $19.1 million for the three months ended March 31, 2024 and 2023, respectively. Restructuring charges were $3.9 million and $35.9 million for the nine months ended March 31, 2024 and 2023, respectively. The fiscal year 2024 charges include severance and related charges for the restructuring of the PCB and Display operating segment, as described further in Note 7 "Goodwill and Purchased Intangible Assets." The fiscal year 2023 charges include one-time transaction bonuses triggered by the sale of Orbograph as well as severance and associated acceleration of certain stock-based compensation expenses resulting from a workforce reduction. As of March 31, 2024 and June 30, 2023, the accrual for restructuring charges was $2.6 million and $11.0 million, respectively.

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
•The war between Ukraine and Russia, and the war between Israel and Hamas, and the significant military activity in those regions;
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
Our semiconductor customers generally operate in one or both of the major semiconductor device manufacturing markets: memory and foundry/logic. The pervasive and increasing needs for semiconductors in many consumer and industrial products, the rapid proliferation of new applications for more advanced semiconductor devices, and the increasing complexity associated with leading edge semiconductor manufacturing drives demand for our process control and yield management solutions. Continuing advancement of innovation spurred by the performance, power and price benefits of being at the leading edge, increasing involvement in legacy nodes as semiconductor content increases, and innovation and growth of new enabling technologies are fueling long-term growth for the semiconductor equipment industry. End-market demand drivers that are expected to continue in the long term are related to artificial intelligence (“AI”), the deployment of 5G telecommunications technology and associated high-end mobile devices, the electrification and digitization of the automotive industry, the revival of personal computer demand and associated innovations to support remote work, virtual collaboration, remote learning and entertainment, and the growth of the Internet of Things (“IoT”).

In recent history, the macro-driven slowdown had impacted general semiconductor demand as the semiconductor industry rebalanced its supply chain and reduced inventory levels. As a result of this slowdown as well as a higher interest rate environment, memory device manufacturers and foundry/logic customers reduced their capacity expansion-focused capital expenditure plans. While we continue to invest in technological innovation, we remain focused on calibrating our spending levels to reflect the changing environment. Semiconductor and other technology delays from customers, in converting to new chips and technology methods, for example, could impact process control capital intensity. Push out or cancellation of deliveries to our customers could still cause earnings volatility, due to the timing of revenue recognition as well as increased risk of inventory-related charges.
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
The following table sets forth some of our key quarterly unaudited financial information:

(In thousands, except net income per share)	Three Months Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Total revenues	$2,359,830	$2,486,726	$2,396,956	$2,355,137	$2,432,608
Costs of revenues	$993,885	$976,746	$946,891	$962,949	$1,005,346
Gross margin	57.9%	60.7%	60.5%	59.1%	58.7%
Net income attributable to KLA(1)(2)	$601,541	$582,534	$741,375	$684,654	$697,837
Diluted net income per share attributable to KLA(3)	$4.43	$4.28	$5.41	$4.97	$5.03
__________________
(1)For the explanation why our net income attributable to KLA decreased to $601.5 million in the three months ended March 31, 2024 compared to the three months ended March 31, 2023, refer to the “Results of Operations” section below, as the change is a result of movements in various income statement line items.
(2)Our net income attributable to KLA for the three months ended March 31, 2024 included a pre-tax goodwill impairment charge of $70.5 million. Our net income attributable to KLA for the three months ended December 31, 2023 included a pre-tax goodwill and purchased intangible asset impairment charge of $219.0 million. For additional details, refer to Note 7 “Goodwill and Purchased Intangible Assets” in the Notes to our Condensed Consolidated Financial Statements.
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
In March 2024, we made the decision to exit the Display business but continue to provide services to the installed base for the discontinued product lines. This decision triggered a quantitative impairment assessment for the Display reporting unit as of March 31, 2024, which resulted in a total goodwill impairment charge of $70.5 million in the third quarter of fiscal 2024. See Note 7 “Goodwill and Purchased Intangible Assets” in the Notes to the Condensed Consolidated Financial Statements for further detail.
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
As of March 31, 2024, in connection with the Company's decision to exit the Display business, as described above, an immaterial purchased intangible asset abandonment charge was recorded in the third quarter of fiscal 2024. There were no other impairment indicators for purchased intangible assets in the three months ended March 31, 2024.

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

	Three Months Ended March 31,		Q3 FY24 vs. Q3 FY23
(Dollar amounts in thousands)	2024	2023
Revenues:
Product	$1,769,369	$1,903,484	$(134,115)	(7)%
Service	590,461	529,124	61,337	12%
Total revenues	$2,359,830	$2,432,608	$(72,778)	(3)%
Costs of revenues	$993,885	$1,005,346	$(11,461)	(1)%
Gross margin	57.9%	58.7%

	Nine Months Ended March 31,		Q3 FY24 YTD vs. Q3 FY23 YTD
(Dollar amounts in thousands)	2024	2023
Revenues:
Product	$5,527,842	$6,562,501	$(1,034,659)	(16)%
Service	1,715,670	1,578,418	137,252	9%
Total revenues	$7,243,512	$8,140,919	$(897,407)	(11)%
Costs of revenues	$2,917,522	$3,255,358	$(337,836)	(10)%
Gross margin	59.7%	60.0%
Product revenues during the three and nine months ended March 31, 2024 decreased compared to the three and nine months ended March 31, 2023 primarily due to the broad, macro-driven slowdown that has impacted semiconductor demand overall, causing the semiconductor industry to rebalance its supply chain and reduce inventory levels, and memory device manufacturers and foundry/logic customers to reduce their capacity expansion-focused capital expenditure plans.
Service revenues during the three and nine months ended March 31, 2024 increased compared to the three and nine months ended March 31, 2023 primarily due to an increase in our installed base.
Revenues by segment(1)

	Three Months Ended March 31,		Q3 FY24 vs. Q3 FY23
(Dollar amounts in thousands)	2024	2023
Revenues:
Semiconductor Process Control	$2,096,005	$2,171,557	$(75,552)	(3)%
Specialty Semiconductor Process	130,649	128,438	2,211	2%
PCB, Display and Component Inspection	133,399	131,923	1,476	1%
Total revenues for reportable segments	$2,360,053	$2,431,918	$(71,865)	(3)%

	Nine Months Ended March 31,		Q3 FY24 YTD vs. Q3 FY23 YTD
(Dollar amounts in thousands)	2024	2023
Revenues:
Semiconductor Process Control	$6,425,562	$7,226,711	$(801,149)	(11)%
Specialty Semiconductor Process	407,433	414,390	(6,957)	(2)%
PCB, Display and Component Inspection	412,474	502,627	(90,153)	(18)%
Total revenues for reportable segments	$7,245,469	$8,143,728	$(898,259)	(11)%
________________
(1)Segment revenues exclude corporate allocations and the effects of changes in foreign currency exchange rates. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements.
Revenues from our Semiconductor Process Control segment during the three and nine months ended March 31, 2024 decreased compared to the three and nine months ended March 31, 2023 primarily due to the broad, macro-driven slowdown that has impacted semiconductor demand overall, causing the semiconductor industry to rebalance its supply chain and reduce inventory levels, and memory device manufacturers and foundry/logic customers to reduce their capacity expansion-focused capital expenditure plans. Revenues in the Specialty Semiconductor Process segment during the three and nine months ended March 31, 2024 remained relatively flat compared to the three and nine months ended March 31, 2023. Revenues in the PCB, Display and Component Inspection segment during the three months ended March 31, 2024 also remained relatively flat compared to the three months ended March 31, 2023. Revenues in the PCB, Display and Component Inspection segment during the nine months ended March 31, 2024 decreased compared to the nine months ended March 31, 2023 primarily due to market softening.
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

	Three Months Ended March 31,				Nine Months Ended March 31,
(Dollar amounts in thousands)	2024		2023		2024		2023
China	$996,885	42%	$635,018	26%	$3,050,609	42%	$2,156,380	26%
Taiwan	433,916	18%	478,855	20%	1,214,518	17%	1,996,188	24%
Japan	267,045	11%	215,531	9%	792,179	11%	702,986	9%
North America	246,993	10%	341,376	14%	761,319	11%	941,771	12%
Korea	201,290	9%	468,226	19%	731,783	10%	1,466,624	18%
Europe and Israel	129,350	6%	209,136	9%	421,148	6%	542,823	7%
Rest of Asia	84,351	4%	84,466	3%	271,956	3%	334,147	4%
Total	$2,359,830	100%	$2,432,608	100%	$7,243,512	100%	$8,140,919	100%
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
The following table summarizes the major factors that contributed to the changes in gross margin:

	Gross Margin
	Three Months Ended	Nine Months Ended
March 31, 2023	58.7%	60.0%
Revenue volume of products and services	(0.7)%	(1.7)%
Mix of products and services sold	(0.1)%	0.6%
Manufacturing labor, overhead and efficiencies	—%	(0.4)%
Other service and manufacturing costs	—%	1.2%
March 31, 2024	57.9%	59.7%
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
The decrease in our gross margin during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is primarily due to a lower revenue volume of products and services sold and a less profitable mix of products and services sold. The decrease in our gross margin during the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023 is primarily due to a lower revenue volume of products and services sold and an increase in manufacturing labor and overhead costs, partially offset by lower other service and manufacturing costs and a more profitable mix of products and services sold.

Segment gross profit(1)

	Three Months Ended March 31,		Q3 FY24 vs. Q3 FY23
(Dollar amounts in thousands)	2024	2023
Segment gross profit:
Semiconductor Process Control	$1,343,467	$1,367,886	$(24,419)	(2)%
Specialty Semiconductor Process	69,280	65,328	3,952	6%
PCB, Display and Component Inspection	(949)	43,361	(44,310)	(102)%
Total segment gross profit	$1,411,798	$1,476,575	$(64,777)	(4)%

	Nine Months Ended March 31,		Q3 FY24 YTD vs. Q3 FY23 YTD
(Dollar amounts in thousands)	2024	2023
Segment gross profit:
Semiconductor Process Control	$4,148,335	$4,622,905	$(474,570)	(10)%
Specialty Semiconductor Process	219,859	216,408	3,451	2%
PCB, Display and Component Inspection	96,036	182,899	(86,863)	(47)%
Total segment gross profit	$4,464,230	$5,022,212	$(557,982)	(11)%
________________
(1)    Segment gross profit is calculated as segment revenues less segment costs of revenues and excludes corporate allocations, amortization of intangible assets and the effects of changes in foreign currency exchange rates. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements.
Gross profit in the Semiconductor Process Control segment during the three and nine months ended March 31, 2024 decreased compared to the three and nine months ended March 31, 2023 primarily due to a lower revenue volume of products sold. Gross profit in the Specialty Semiconductor Process segment during the three months ended March 31, 2024 increased compared to the three months ended March 31, 2023 primarily due to a more profitable mix of products and services sold. Gross profit in the Specialty Semiconductor Process segment during the nine months ended March 31, 2024 remained relatively flat compared to the nine months ended March 31, 2023. Gross profit in the PCB, Display and Component Inspection segment during the three and nine months ended March 31, 2024 decreased compared to the three and nine months ended March 31, 2023 primarily due to non-cash expenses to write off excess and obsolete inventory related to the discontinued Display product lines.
Research and Development
R&D expenses may fluctuate with product development phases and project timing as well as our R&D efforts. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs and other expenses.

(Dollar amounts in thousands)	Three Months Ended March 31,		Q3 FY24 vs. Q3 FY23
	2024	2023
R&D expenses	$321,590	$328,276	$(6,686)	(2)%
R&D expenses as a percentage of total revenues	14%	13%
R&D expenses during the three months ended March 31, 2024 decreased compared to the three months ended March 31, 2023 primarily due to a decrease in engineering project material costs of $6.3 million and a decrease in restructuring expense of $5.7 million. These decreases were partially offset by an increase in employee-related expenses of $5.8 million.

(Dollar amounts in thousands)	Nine Months Ended March 31,		Q3 FY24 YTD vs. Q3 FY23 YTD
	2024	2023
R&D expenses	$953,222	$979,617	$(26,395)	(3)%
R&D expenses as a percentage of total revenues	13%	12%

R&D expenses during the nine months ended March 31, 2024 decreased compared to the nine months ended March 31, 2023 primarily due to a decrease in engineering project material costs of $32.2 million, a decrease in restructuring expense of $5.3 million, and a decrease in consulting costs of $5.1 million. These decreases were partially offset by an increase in employee-related expenses of $19.0 million.
Our future operating results will depend significantly on our ability to produce products and provide services that have a competitive advantage in our marketplace. To do this, we believe we must continue to make substantial and focused investments in our R&D. We remain committed to product development in new and emerging technologies.

Selling, General and Administrative

	Three Months Ended March 31,		Q3 FY24 vs. Q3 FY23
(Dollar amounts in thousands)	2024	2023
SG&A expenses	$237,514	$238,393	$(879)	—%
SG&A expenses as a percentage of total revenues	10%	10%
SG&A expenses during the three months ended March 31, 2024 decreased slightly compared to the three months ended March 31, 2023 primarily due to a decrease in employee-related expenses of $7.3 million, a decrease in restructuring expense of $6.1 million, and a decrease in depreciation expense of $2.7 million. These decreases were partially offset by increases in the following areas: facility-related expenses of $7.3 million, consulting costs of $3.9 million, software maintenance and support costs of $2.5 million and allowance for credit losses of $2.3 million.

(Dollar amounts in thousands)	Nine Months Ended March 31,		Q3 FY24 YTD vs. Q3 FY23 YTD
	2024	2023
SG&A expenses	$714,403	$735,469	$(21,066)	(3)%
SG&A expenses as a percentage of total revenues	10%	9%
SG&A expenses during the nine months ended March 31, 2024 decreased compared to the nine months ended March 31, 2023 primarily due to $16.8 million of compensation-related expense from the sale of Orbograph Ltd. (“Orbograph”) recorded in the nine months ended March 31, 2023, a decrease in allowance for credit losses of $12.0 million, a decrease in restructuring expense of $5.7 million, a decrease in depreciation expense of $4.7 million and a decrease in promotional expenses of $4.5 million. These decreases were partially offset by an increase in facility-related expenses of $21.0 million.

Impairment of Goodwill and Purchased Intangible Assets
During the second quarter of fiscal 2024, we noted a significant deterioration of the long-term forecast for our PCB and Display businesses. As a result, we recorded a $219.0 million goodwill and purchased intangible asset impairment charge for the PCB and Display reporting unit during the three months ended December 31, 2023. In March 2024, we made the decision to exit the Display business but continue to provide services to the installed base for the discontinued product lines. As a result, we recorded a $70.5 million goodwill impairment charge and an immaterial amount of purchased intangible assets were abandoned in the third quarter of fiscal 2024. See Note 7 “Goodwill and Purchased Intangible Assets” to our Condensed Consolidated Financial Statements for further details.
Restructuring Charges
Restructuring charges were $2.0 million and $19.1 million for the three months ended March 31, 2024 and 2023, respectively. Restructuring charges were $3.9 million and $35.9 million for the nine months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the accrual for restructuring charges was $2.6 million.
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

(Dollar amounts in thousands)	Three Months Ended March 31,		Q3 FY24 vs. Q3 FY23
	2024	2023
Interest expense	$79,981	$74,774	$5,207	7%
Other expense (income), net	$(45,622)	$(14,864)	$(30,758)	(207)%
Interest expense as a percentage of total revenues	3%	3%
Other expense (income), net as a percentage of total revenues	(2)%	< 1%
Interest expense during the three months ended March 31, 2024 increased compared to the three months ended March 31, 2023 primarily due to additional interest expense on our $750.0 million Senior Notes issued in February 2024.
The change in other expense (income), net during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily due to higher interest income of $24.6 million compared to the prior fiscal year due to higher interest rates and higher net foreign exchange gains of $9.3 million.

(Dollar amounts in thousands)	Nine Months Ended March 31,		Q3 FY24 YTD vs. Q3 FY23 YTD
	2024	2023
Interest expense	$228,417	$223,449	$4,968	2%
Other expense (income), net	$(104,515)	$(79,944)	$(24,571)	(31)%
Interest expense as a percentage of total revenues	3%	3%
Other expense (income), net as a percentage of total revenues	(1)%	< 1%
Interest expense during the nine months ended March 31, 2024 increased compared to the nine months ended March 31, 2023 primarily due to additional interest expense on our $750.0 million Senior Notes issued in February 2024.
The change in other expense (income), net during the nine months ended March 31, 2024 compared to the nine months ended March 31, 2023 was primarily due to higher interest income of $64.6 million compared to the prior fiscal year due to higher interest rates, partially offset by the following: a gain of $29.7 million from the sale of our interest in Orbograph to a portfolio company of a private equity firm in the prior fiscal year and $14.3 million net change in interest accruals related to uncertain tax positions.
Loss on Extinguishment of Debt
For the three months ended March 31, 2024 and March 31, 2023, we had no loss on extinguishment of debt. For the nine months ended March 31, 2024, we had no loss on extinguishment of debt. For the nine months ended March 31, 2023, loss on extinguishment of debt reflected a pre-tax net loss of $13.3 million associated with the redemption of $500.0 million of the Senior Notes due 2024, including associated redemption premiums, accrued interest and other fees and expenses.
Provision for Income Taxes
The following table provides details of income taxes:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollar amounts in thousands)	2024	2023	2024	2023
Income before income taxes	$702,008	$800,683	$2,244,989	$3,013,684
Provision for income taxes	$100,467	$102,846	$319,539	$310,987
Effective tax rate	14.3%	12.8%	14.2%	10.3%

The effective tax rate during the three months ended March 31, 2024 was higher compared to the three months ended March 31, 2023 primarily due to a $70.5 million goodwill impairment charge during the three months ended March 31, 2024, which is non-deductible for income tax purposes.
The effective tax rate during the nine months ended March 31, 2024 was higher compared to the nine months ended March 31, 2023 primarily due to the impact of the following items:
•The $263.1 million goodwill impairment charge during the nine months ended March 31, 2024, which is non-deductible for income tax purposes;
•Tax expense decreased by $62.0 million during the nine months ended March 31, 2023 relating to a decrease in our deferred tax liabilities on unremitted earnings and unrealized gains;
•Tax expense decreased by $31.8 million during the nine months ended March 31, 2023 relating to a decrease in our unrecognized tax benefits from the settlement of income tax examinations; partially offset by
•Tax expense increased by $11.7 million during the nine months ended March 31, 2023 relating to the sale of an Orbotech Ltd. subsidiary; and
•Tax expense decreased by $14.7 million during the nine months ended March 31, 2023 relating to an increase in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate.
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
Liquidity and Capital Resources

	As of	As of
(Dollar amounts in thousands)	March 31, 2024	June 30, 2023
Cash and cash equivalents	$1,848,167	$1,927,865
Marketable securities	2,446,135	1,315,294
Total cash, cash equivalents and marketable securities	$4,294,302	$3,243,159
Percentage of total assets	29%	23%

	Nine Months Ended March 31,
(In thousands)	2024	2023
Cash flows:
Net cash provided by operating activities	$2,415,960	$2,710,690
Net cash used in investing activities	(1,338,193)	(408,087)
Net cash used in financing activities	(1,157,156)	(2,318,968)
Effect of exchange rate changes on cash and cash equivalents	(309)	(30)
Net decrease in cash and cash equivalents	$(79,698)	$(16,395)
Cash, Cash Equivalents and Marketable Securities
As of March 31, 2024, our cash, cash equivalents and marketable securities totaled $4.29 billion, which represents an increase of $1.05 billion from June 30, 2023. The increase is due to net cash provided by operating activities of $2.42 billion and net cash received from issuance of debt of $735.0 million, partially offset by stock repurchases of $1.27 billion and cash used for payment of dividends and dividend equivalents of $575.5 million.
As of March 31, 2024, $1.16 billion of our $4.29 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to indefinitely reinvest $109.3 million of the cash, cash equivalents and marketable securities held by our foreign subsidiaries for which we assert that earnings are permanently reinvested. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay state and foreign taxes of approximately 1% - 22% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued state and foreign tax on the remaining cash of $1.05 billion of the $1.16 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Cash Dividends
During the three months ended March 31, 2024, our Board of Directors declared a regular quarterly cash dividend of $1.45 per share on our outstanding common stock, which was paid on March 1, 2024 to our stockholders of record as of the close of business on February 19, 2024. During the same period in fiscal year ended June 30, 2023, our Board of Directors declared and paid a regular quarterly cash dividend of $1.30 per share on our outstanding common stock. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended March 31, 2024 and 2023 was $197.2 million and $180.9 million, respectively. The total amount of regular quarterly cash dividends and dividend equivalents paid during the nine months ended March 31, 2024 and 2023 was $575.5 million and $553.0 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested restricted stock units (“RSU”) with dividend equivalent rights as of March 31, 2024 and June 30, 2023 was $12.4 million and $12.2 million, respectively. These amounts will be paid upon vesting of the underlying unvested RSUs as described in Note 10 “Equity, Long-term Incentive Compensation Plans and Non-Controlling Interest” to our Condensed Consolidated Financial Statements.
Stock Repurchases
The shares of common stock repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the nine months ended March 31, 2024 and 2023. The stock repurchase program is intended, in part, to mitigate the potential dilutive impact related to our equity incentive plans and shares issued in connection with our Employee Stock Purchase Program as well as to return excess cash to our stockholders.
Cash Flows Provided by Operating Activities
Historically, we have financed our liquidity requirements through cash generated from our operations. Net cash provided by operating activities during the nine months ended March 31, 2024 was $2.42 billion compared to $2.71 billion during the nine months ended March 31, 2023. This decrease of $294.7 million resulted primarily from the following:
•A decrease in customer and other collections of approximately $585 million; and
•An increase in income tax payments of approximately $314 million; and
•An increase in debt interest payment of approximately $53 million; partially offset by
•A decrease in accounts payable payments of approximately $600 million; and
•An increase in interest income of approximately $64 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the nine months ended March 31, 2024 was $1.34 billion compared to $408.1 million during the nine months ended March 31, 2023. This increase in cash used was mainly due to an increase in net purchases of available-for-sale, equity and trading securities of $928.5 million and a decrease in proceeds from the sale of a business of $75.4 million, partially offset by a decrease in capital expenditures of $46.3 million and a decrease in cash used in business acquisitions of $23.5 million.
Cash Flows Used in Financing Activities
Net cash used in financing activities during the nine months ended March 31, 2024 was $1.16 billion compared to net cash used in financing activities of $2.32 billion during the nine months ended March 31, 2023. This decrease was mainly due to a decrease in debt-related payments of $1.09 billion and an increase in proceeds received from issuance of debt, net of issuance costs, of $741.6 million, partially offset by an increase in cash used for common stock repurchases of $342.4 million and proceeds received from our revolving credit facility of $300.0 million in the quarter ended September 30, 2022.
Senior Notes
As of March 31, 2024, we had an aggregate principal amount of senior, unsecured notes totaling $6.70 billion. For additional information on these senior notes, see Note 8 “Debt” to our Condensed Consolidated Financial Statements. As of March 31, 2024, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.

Revolving Credit Facility
We have in place a Credit Agreement (“Credit Agreement”) for an unsecured Revolving Credit Facility (“Revolving Credit Facility”) with a maturity date of June 8, 2027 that allows us to borrow up to $1.50 billion. As of March 31, 2024, we had no outstanding borrowings under the Revolving Credit Facility. For additional information on the Revolving Credit Facility, see Note 8 “Debt” to our Condensed Consolidated Financial Statements. We were in compliance with all covenants under the Credit Agreement as of March 31, 2024 (the leverage ratio was 1.58 to 1.00, compared to a maximum leverage ratio of 3.50 to 1.00 on a quarterly basis covering the trailing four consecutive fiscal quarters for each fiscal quarter). Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2024.
Material Cash Requirements
While demand for our products remains strong and we continue to invest in technological innovation, the recent slowdown in consumer demand and expectations of a slowing global economy are having an impact on semiconductor demand. As a result, customers are postponing capacity expansion plans and setting lower capital expenditure budgets. Accordingly, we have seen a decrease in our estimate of our significant purchase commitments. For additional details regarding our debt and other material cash commitments, refer to Note 8 “Debt” and Note 15 “Commitments and Contingencies,” respectively, to our Condensed Consolidated Financial Statements. For additional details regarding our material cash requirements, refer to “Material Cash Requirements” in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form on 10-K for the fiscal year ended June 30, 2023.
Working Capital
Working capital was $5.07 billion as of March 31, 2024, which represents an increase of $440.4 million compared to our working capital of $4.63 billion as of June 30, 2023. As of March 31, 2024, our principal sources of liquidity consisted of $4.29 billion of cash, cash equivalents, marketable securities and availability under our Revolving Credit Facility. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions, and other factors such as uncertainty in the global and regional economies and the semiconductor, semiconductor-related and electronic device industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances, marketable securities and our $1.50 billion Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.
Our credit ratings as of March 31, 2024 are summarized below:

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
Off-Balance Sheet Arrangements
As of March 31, 2024, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial position, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Refer to Note 15 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements for information related to indemnification obligations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of March 31, 2024. Actual results may differ materially.
As of March 31, 2024, we had an investment portfolio of fixed income securities of $1.69 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of March 31, 2024, the fair value of the portfolio would have declined by $16.0 million.
The fair market value of our long-term fixed interest rate Senior Notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as market interest rates fall and decrease as market interest rates rise. As of March 31, 2024, our fixed rate Senior Notes had a fair value and book value of $6.39 billion and $6.63 billion, respectively, due in various fiscal years ranging from 2025 to 2063.
As of March 31, 2024, we had no outstanding borrowings under our $1.50 billion Revolving Credit Facility. Each Term Secured Overnight Financing Rate (“SOFR”) Loan will bear interest at a rate per annum equal to the applicable Adjusted Term SOFR, which is equal to the applicable Term SOFR plus 10 bps that shall not be less than zero, plus a spread ranging from 75 bps to 125 bps, as determined by the Company’s credit ratings at the time. The fair value of the borrowings under the Revolving Credit Facility is subject to interest rate and credit risk due to the timing of the rate resets and changes in the market’s assessment of risk of default, respectively. Pursuant to the terms of the Credit Agreement, we are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility at a rate that ranges from 4.5 bps to 12.5 bps, depending upon our then-prevailing credit rating. As of March 31, 2024, the annual commitment fee was 6.0 bps. Additionally, as of March 31, 2024, if our credit ratings were downgraded to be below investment grade, the maximum potential increase to our annual commitment fee for the Revolving Credit Facility, using the highest range of the ranges discussed above, is estimated to be approximately $1 million.
Our equity investment in a publicly traded company is subject to market price risk, which we typically do not attempt to reduce or eliminate through hedging activities. As of March 31, 2024, the fair value of our investment in the marketable equity security, which began publicly trading on the Tokyo Stock Exchange on April 5, 2021, was $29.3 million. Assuming a decline of 50% in market prices, the aggregate value of our investment in the marketable equity security could decrease by approximately $15 million, based on the value as of March 31, 2024.
See Note 5 “Marketable Securities” to our Condensed Consolidated Financial Statements in Part I, Item 1 and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional details and risks that may affect the value of the investments in our portfolio as of March 31, 2024.
As of March 31, 2024, we had net forward and option contracts to buy $400.8 million in foreign currency in order to hedge certain currency exposures (see Note 16 “Derivative Instruments and Hedging Activities” to our Condensed Consolidated Financial Statements for additional details). If we had entered into these contracts on March 31, 2024, the U.S. dollar equivalent would have been $419.9 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $125.9 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our results of operations or cash flows.

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
Although we may participate in various voluntary frameworks and certification programs, or establish voluntary ESG initiatives, to improve the ESG profile of our operations and product offerings, we cannot guarantee that such efforts will have the intended results. For example, in August 2022, we announced new targets to reduce our Scope 1 and 2 emissions by 50% from our 2021 baseline to 2030 and achieve net zero Scope 1 and 2 emissions by 2050. Our estimates concerning the timing and cost of implementing this and other goals are subject to risks and uncertainties, some of which are outside of our control. In addition, standards for calculating and disclosing emissions and other sustainability metrics continue to evolve. We have updated and may in the future continue to update our methodologies, which could result in additional scrutiny. Any failure, or perceived failure, to disclose in keeping with best practices, regulations, or other stakeholder expectations or to successfully achieve our voluntary goals, or the manner in which we achieve some or any portion of our goals, could adversely impact our reputation or, to the extent related to our sustainability-linked capital sources, financial condition and results of operations. Our ESG efforts may also include the adoption, or expansion, of certain ESG practices or policies, which may require us to expend additional resources to implement or to forego certain business opportunities to the extent others in our value chain do not meet pertinent requirements of such policies. By contrast, any failure, or perceived failure, to conform to such policies could have an adverse impact on our reputation and business activities. Our performance may be subject to greater scrutiny as a result of our announcement of any goals or policies and the publication of our performance against the same. Moreover, despite the voluntary nature of such efforts, we may receive pressure from external sources, such as lenders, investors or other groups, to adopt more aggressive climate or other ESG-related initiatives; however, we may not agree that such initiatives will be appropriate for our business, and we may not be able to implement such initiatives because of potential costs or technical or operational obstacles. In addition, we note that regulators, including the SEC, have begun proposing and adopting regulations regarding ESG matters, including, but not limited to, climate change-related matters. To the extent we are subject to increased regulatory requirements, we could become subject to increased compliance-related costs and risks, including potential enforcement and litigation. Such ESG matters may also impact our suppliers and customers, which may compound or cause new impacts on our business, financial condition or results of operations.
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
The Tax Act also provides that a percentage of foreign earnings under the Global Intangible Low-Taxed Income ("GILTI") regime is taxable in the U.S. and a percentage of U.S. earnings under the Foreign Derived Intangible Income ("FDII") regime is not subject to tax in the U.S. For tax years beginning on January 1, 2026, the percentage of GILTI that is taxable in the U.S. increases from 50% to 62.5% and the percentage of FDII not subject to tax in the U.S. decreases from 37.5% to 21.875%. The change in GILTI and FDII percentages can have a material and adverse impact to our effective tax rate beginning in the quarter ended September 30, 2026.
On August 16, 2022, the enactment of the Inflation Reduction Act ("IRA") introduced a corporate alternative minimum tax ("CAMT") that is effective for us beginning in the quarter ended September 30, 2023. The CAMT applies a 15% minimum income tax rate on certain large corporations. We are not expecting to have any effective tax rate impact from the CAMT but changes to U.S. tax laws or the interpretation of such tax laws may result in CAMT liability which can have a material and adverse impact to our future effective tax rates.
Numerous countries are evaluating their existing tax laws due in part, to recommendations made by the Organization for Economic Co-operation and Development’s ("OECD") Base Erosion and Profit Shifting ("BEPS") project. The OECD continues to advance its work under the BEPS 2.0 initiative to develop the framework for Pillar Two - which aims to implement a global minimum tax of 15%. Many countries have drafted legislation using the Pillar Two framework to propose domestic tax laws requiring minimum tax rate of 15% ("top-up tax") on income earned in the respective countries. Such countries include Singapore, where KLA earns significant profits and currently benefits from tax incentives granted by the Singapore Economic Development Board. If enacted, the tax liability from top-up tax may have a material and adverse impact to our effective tax rate in the fiscal year when such law is effective.
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
We have a leveraged capital structure.
As of March 31, 2024, we had $6.70 billion aggregate principal amount of outstanding indebtedness, consisting of $6.7 billion aggregate principal amount of senior, unsecured long-term notes. This includes an issuance in February 2024 of $750.0 million aggregate principal amount of senior, unsecured notes, consisting of $500.0 million of 4.700% senior, unsecured notes due February 1, 2034 and an additional $250.0 million of 4.950% senior, unsecured notes due July 15, 2052 which was originally issued in June 2022. We have $750.0 million principal of our senior, unsecured long-term notes due during the second quarter of fiscal 2025. We have a Credit Agreement and a Revolving Credit Facility with a maturity date of June 8, 2027 with two one-year extension options that allow us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. As of March 31, 2024, we had no outstanding borrowings under our Revolving Credit Facility. We may incur additional indebtedness in the future by accessing the unfunded portion of our Revolving Credit Facility and/or entering into new financing arrangements. We also announced a stock repurchase program, under which the remaining available for repurchases was $2.64 billion as of March 31, 2024. A large portion of the remaining repurchases may be financed with new indebtedness. Our ability to pay interest and repay the principal amount of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this Item 1A. There can be no assurance that we will be able to manage any of these risks successfully.
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
Historically, we have recorded restructuring charges related to our prior global workforce reductions, large excess inventory write-offs, and material impairment charges related to our goodwill and purchased intangible assets, such as the goodwill impairment charge recorded in the third quarter of fiscal 2024 and the goodwill and purchased intangible asset impairment charges recorded in the second quarter of fiscal 2024. Workforce changes can also temporarily reduce workforce productivity, which could be disruptive to our business and adversely affect our results of operations. In addition, we may not achieve or sustain the expected cost savings or other benefits of our restructuring plans, or do so within the expected time frame. If we again restructure our organization and business processes, implement additional cost-reduction actions or discontinue certain business operations, we may take additional, potentially material, restructuring charges related to, among other things, employee terminations or exit costs. We may also be required to write off additional inventory if our product build plans or demand for service inventory decline. Also, in the event that our lead times from suppliers increase (possibly due to the increasing complexity of the parts and components they provide) and the lead times demanded by our customers decrease (which may be due to many factors, including the time pressures they face when introducing new products or technology or bringing new facilities into production), we may be compelled to increase our commitments, and, therefore, our risk exposure, to inventory purchases to meet our customers’ demands in a timely manner, and that inventory may need to be written off if demand for the underlying product declines for any reason. Such additional write-offs could result in material charges.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share(3)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)(3)
January 1, 2024 to January 31, 2024	243,342	$577.50	243,342	$2,876,371,077
February 1, 2024 to February 29, 2024	160,251	$641.27	160,251	$2,773,607,041
March 1, 2024 to March 31, 2024	184,625	$697.51	184,625	$2,644,828,889
Total	588,218		588,218
__________________
(1)Our Board of Directors has authorized a program that permits us to repurchase our common stock, including a $2.00 billion increase approved by the Board in the first quarter of fiscal 2024. As of March 31, 2024, approximately $2.64 billion remained available for repurchases under our repurchase program. All shares in the table were purchased pursuant to our publicly announced repurchase program.
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans Adopted by Officers and Directors During the Third Quarter
During the three months ended March 31, 2024, the following officers of the Company adopted trading plans to sell and/or gift shares of our common stock that have been or will be issued upon the vesting of RSUs, or purchased in our Employee Stock Purchase Plan, that are intended to satisfy the affirmative defense conditions set forth in Rule 10b5-1(c) under the Exchange Act. The material terms of the trading plans other than pricing conditions are set forth in the table below:

Name of Officer	Title of Officer	Date of Adoption	Duration	Maximum Number of Shares to be Sold*
Ahmad Khan	President, Semiconductor Process Control	February 20, 2024	305 days**	27,028
Virendra Kirloskar	Senior Vice President and Chief Accounting Officer	February 1, 2024	363 days***	2,999
Brian Lorig	Executive Vice President, Global Services and Support	February 2, 2024	389 days****	11,591
Mary Beth Wilkinson	Executive Vice President, Chief Legal Officer and Corporate Secretary	February 2, 2024	362 days*****	4,384

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
** Mr. Khan’s trading plan terminates when the last trade is placed under the plan. The last scheduled trade is on November 18, 2024; provided that if any scheduled trades are not placed because of trading conditions set forth in the plan, the trading plan will terminate on December 20, 2024.
*** Mr. Kirloskar’s trading plan terminates when the last trade is placed under the plan. The last scheduled trade is on January 2, 2025; provided that if any scheduled trades are not placed because of trading conditions set forth in the plan, the trading plan will terminate on January 28, 2025.
**** Mr. Lorig’s trading plan terminates when the last trade is placed under the plan. The last scheduled trade is on August 7, 2024; provided that if any scheduled trades are not placed because of trading conditions set forth in the plan, the trading plan will terminate on February 24, 2025.
***** Ms. Wilkinson’s trading plan terminates when the last trade is placed under the plan. The last scheduled trade is on August 5, 2024; provided that if any scheduled trades are not placed because of trading conditions set forth in the plan, the trading plan will terminate on January 28, 2025.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1	Restated Certificate of Incorporation	10-K	No. 000-09992	3.1	August 16, 2019

3.2	Amended and Restated By-Laws	8-K	No. 000-09992	3.1	November 4, 2022

4.1	Indenture, dated as of June 23, 2022, by and between the Company and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated June 24, 2022, incorporated by reference)	8-K	No. 000-09992	4.1	February 1, 2024

4.2	Officer’s Certificate, dated February 1, 2024, including the form of the Company’s 4.700% Senior Notes due 2034	8-K	No. 000-09992	4.2	February 1, 2024

4.3	Officer’s Certificate, dated June 23, 2022, including the form of the Company’s 4.950% Senior Notes due 2052 (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, dated June 24, 2022, incorporated by reference)	8-K	No. 000-09992	4.3	February 1, 2024

10.1	Calendar Year 2024 Executive Incentive Plan*+

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350^

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

KLA CORPORATION
(Registrant)

April 26, 2024	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

April 26, 2024	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 26, 2024	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)