Form 10-K
period 2024-06-30
KLA CORP
filed 2024-08-05
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.      ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes ☐     No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as of December 31, 2023, was approximately $78.54 billion.
The registrant had 134,425,022 shares of common stock outstanding as of July 22, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2024 Annual Meeting of Stockholders (“Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended June 30, 2024, are incorporated by reference into Part III of this report.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continues,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include those regarding, among others: forecasts of the future results of our operations, including profitability; orders for our products and capital equipment generally; sales of semiconductors; the investments by our customers in advanced technologies and new materials; growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of order backlog; our future product shipments and product and service revenues; our future gross margins; our future research and development (“R&D”) expenses and selling, general and administrative (“SG&A”) expenses; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for R&D; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; the effect of future compliance with laws and regulations; our future effective income tax rate; our recognition of tax benefits; the effects of any audits or litigation; future payments of dividends to our stockholders; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments, cash generated from operations and the unfunded portion of our Revolving Credit Facility (as defined below in Item 1A “Risk Factors”) to meet our operating and working capital requirements, including debt service and payment thereof; future dividends, and stock repurchases; our compliance with the financial covenants under the Credit Agreement (as defined below in Item 1A “Risk Factors”) for our Revolving Credit Facility; the adoption of new accounting pronouncements; our repayment of our outstanding indebtedness; and our environmental, social and governance (“ESG”) related targets, goals and commitments.
Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to:
• Our vulnerability to a weakening in the condition of the financial markets and the global economy;
•Risks related to our international operations;
•Evolving Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce (“Commerce”) rules and regulations (the “BIS Rules”) and their impact on our ability to sell products to and provide services to certain customers in People’s Republic of China (“China”);
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
•Our vulnerability to disruptions and delays at our third-party service providers;
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
ii

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
•Risks related to artificial intelligence;
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
•We are subject to risks related to receivables factoring arrangements and compliance risk of certain settlement agreements with the government; and
•Risks related to the Court of Chancery of the State of Delaware being the sole and exclusive forum for certain actions and proceedings.
This report contains ESG-related statements based on hypothetical scenarios and assumptions as well as estimates that are subject to a high level of uncertainty, and these statements should not necessarily be viewed as being representative of current or actual risk or performance, or forecasts of expected risk or performance. In addition, historical, current, and forward-looking environmental and social-related statements may be based on standards for measuring progress that are still developing, and internal controls and processes that continue to evolve. Forward-looking and other statements in this report including regarding our corporate responsibility and sustainability progress, plans and goals, are in some instances informed by various stakeholder expectations, including certain third-party standards and frameworks; as such, the inclusion of such statements is not an indication that these matters are necessarily material for the purposes of complying with or reporting pursuant to the U.S. federal securities laws and regulations, even if we use the word “material” or “materiality” in this report or elsewhere.
For a more detailed discussion of these and other risk factors, that might cause or contribute to differences from the forward looking statements in this report, see Item 1A “Risk Factors” in this Annual Report on Form 10-K, as well as in Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. You should carefully review these risks and also review the risks described in other parts of this report and in documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q that we will file in the fiscal year ending June 30, 2025. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation and do not intend to update the forward-looking statements in this report after the date hereof.
iii

PART I
ITEM 1.BUSINESS
Specific industry and technical terms used in this section are defined in the subsection entitled “Glossary,” found at the end of this Item 1.
The Company
KLA Corporation and its majority-owned subsidiaries (“KLA” or the “Company” and also referred to as “we,” “our,” “us” or similar references) are suppliers of industry-leading equipment and services that enables innovation throughout the electronics industry. We provide advanced process control and process-enabling solutions for manufacturing wafers, reticles/masks, chemicals/materials, integrated circuits (“IC” or “chip”), packaged ICs and printed circuit boards (“PCB”), as well as comprehensive support and services across our installed base. Our suite of advanced products, coupled with our unique process control software and services, allow us to deliver the solutions our customers need to achieve their technology advancement and high volume production goals by significantly improving yields, while simultaneously reducing waste, risks and costs. This improves our customers’ overall profitability and return on investment.
KLA was formed as KLA-Tencor Corporation in April 1997 through the merger of KLA Instruments Corporation and Tencor Instruments, two long-time leaders in the semiconductor capital equipment industry that began operations in 1975 and 1976, respectively. We are organized into three reportable segments: Semiconductor Process Control; Specialty Semiconductor Process; and PCB and Component Inspection.
Within the Semiconductor Process Control segment, our comprehensive portfolio of inspection, metrology and software products, as well as related services, help IC, wafer, reticle/mask and chemical/materials manufacturers achieve target yields throughout the entire fabrication process, from R&D to high volume production. These products and services are designed to provide comprehensive solutions to help customers accelerate development and production ramp cycles, achieve higher and more stable product yields and improve their overall profitability.
Within the Specialty Semiconductor Process segment, we develop and sell advanced vacuum deposition and etch process tools, which are used by a broad range of specialty semiconductor customers, including manufacturers of microelectromechanical systems (“MEMS”), radio frequency (“RF”) communication semiconductors, and power semiconductors for automotive and industrial applications.
Within the PCB and Component Inspection segment, we sell products and services that enable electronic device manufacturers to inspect, test and measure PCBs, IC substrates and packaged ICs to verify their quality, pattern the desired electronic circuitry on the relevant substrate and perform three-dimensional shaping of metalized circuits on multiple surfaces.
Additional information about KLA is available at www.kla.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Information on our website is not part of this Annual Report on Form 10-K or our other filings with the SEC. Additionally, these filings may be obtained through the SEC’s website (www.sec.gov), which contains reports, proxy and information statements and other information regarding issuers that file electronically.
Investors and others should note that we may announce material financial information to investors using our investor relations website (ir.kla.com), which includes our SEC filings, press releases, public earnings calls and conference webcasts. The investor relations website is used to communicate with the public about us and our products, services and other matters.
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
The semiconductor capital equipment industry has been experiencing multiple growth drivers bolstered by demand for semiconductors from leading-edge foundry and logic manufacturers to support computational power and connectivity for markets such as artificial intelligence (“AI”) and 5G wireless technology and increasing investment by our customers in legacy nodes. The growth of virtual engagement and the pace of digitization has been driven by COVID-19 related travel restrictions, work from home activities, and advances in healthcare and industrial applications. These factors, together with the increasing adoption of electric vehicles and intelligence in automobiles, are powering leading-edge design node technology investments and capacity expansions. Intertwined in these areas, spurred by the requirements of AI, is the growth in demand for memory chips. Regionalization of semiconductors has become a trend as access to semiconductors is viewed from the lens of national security. China remains as a major region for the manufacturing of legacy node logic and memory chips, adding to its role as the world’s largest consumer of ICs. The Chinese government initiatives around self-sustainability are propelling China to expand its domestic manufacturing capacity. Although China is currently seen as an important long-term growth region for the semiconductor capital equipment sector, Commerce has added certain China-based entities to the U.S. Entity List (a list of parties that are generally ineligible to receive U.S. regulated items without prior licensing from BIS), restricting our ability to provide products and services to such entities without a license. In addition, Commerce has imposed export licensing requirements on China-based customers that are military end users or engaged in military end uses. It also requires our customers to obtain an export license when they use certain semiconductor capital equipment based on U.S. technology to manufacture products connected to certain entities on the U.S. Entity List.
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

Our key R&D activities during the fiscal year ended June 30, 2024 involved the development of process control and process-enabling solutions for a broad range of industries including semiconductors and PCBs. For information regarding our R&D expenses during the last three fiscal years, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
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
Customers
We count among our largest customers the leading semiconductor, semiconductor-related and electronic device manufacturers in Asia, the U.S. and Europe. Our future performance will depend, in part, on our ability to continue to compete successfully in Asia, one of the largest markets for our equipment. Our ability to compete in this area depends upon the continuation of favorable trading relationships between countries in the region and the U.S., and our continuing ability to maintain satisfactory relationships with leading semiconductor companies in the region. Refer to “Backlog” section below for information regarding export licenses now required for certain products and services sold to China.
For the fiscal years ended June 30, 2024, 2023 and 2022, the following customers each accounted for more than 10% of total revenues, primarily in the Semiconductor Process Control segment:

Fiscal Year Ended June 30,
2024	2023	2022
Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited
	Samsung Electronics Co., Ltd.	Samsung Electronics Co., Ltd.
Sales, Service and Marketing
Our sales, service and marketing efforts aim to build deep long-term relationships with our customers. We focus on providing comprehensive resources for the full breadth of process control, process-enabling and yield management solutions for manufacturing and testing wafers and reticles, a wide variety of ICs, PCBs, IC substrates and packaging as well as general materials research. Our revenues are derived primarily from product sales and related service contracts, mostly through our direct sales force.
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
In addition to sales and service offices in the U.S., we conduct sales, marketing and services out of subsidiaries or branches in many regions; some of the largest include China, Germany, Israel, Japan, Korea, Singapore, Taiwan and the United Kingdom. We believe sales outside the U.S. will continue to be a significant percentage of our total revenues. International revenues accounted for approximately 89%, 88% and 90% of our total revenues in the fiscal years ended June 30, 2024, 2023 and 2022, respectively. Additional information regarding our revenues from foreign operations for our last three fiscal years can be found in Note 19 “Segment Reporting and Geographic Information” to our Consolidated Financial Statements.
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
Products and Services
KLA develops industry-leading process control and yield management solutions and services that enable innovation throughout the semiconductor and related electronics industries. We provide advanced process control and process-enabling solutions for manufacturing wafers, reticles, ICs, packaging, PCBs, IC substrates and flat and flexible panel displays. In March 2024, we made the decision to exit our business of manufacturing flat and flexible panel displays (“Display”) by announcing the end of manufacturing of most Display products by December 31, 2024, but we will continue to provide services to the installed base of Display products for existing customers.
The Semiconductor Process Control segment offers a comprehensive portfolio of inspection, metrology, chemistry process control and software products and related services, which support the semiconductor ecosystem from R&D to final volume production. For IC manufacturing, our systems support the production of all chip types including advanced logic, DRAM, 3D NAND, power devices, MEMS, legacy design node chips and more. Our substrate manufacturing systems support the production of a broad range of wafer types and sizes including silicon, prime silicon SOI, sapphire, glass, wide bandgap substrates (e.g., SiC, GaN) and more. Our reticle systems support quality control during the manufacturing of optical and EUV reticle types. We also make products that support chemical/materials quality control, and process tool development and qualification. Our products and services for chip, wafer, reticle, packaging, solar, hard disk drive, original equipment manufacturer (“OEM”) and chemical/materials manufacturing are designed to provide comprehensive solutions that help our customers accelerate development and production ramp cycles, achieve higher and more stable product yields and improve their overall profitability. The Semiconductor Process Control segment offers a variety of solutions and products, including:

Segment	Technologies	Products
Semiconductor Process Control

Chip Manufacturing: Defect Inspection and Review
Inspection and review tools are used to identify, locate, characterize, review, and analyze defects on various surfaces of patterned and unpatterned wafers.
39xx Series, 29xx Series, C30x Series, eSL10™, Voyager® Series, 8 Series, Puma™ Series, CIRCL™ Series, Surfscan® Series, Surfscan® SP Ax Series, eDR® Series.

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

	Chip Manufacturing: Chemistry Process Control Chemical process control equipment qualifies incoming supplies, manages tool inputs, adjusts chamber/bath conditions and monitors process waste.	QualiSurf® Series, Quali-Line Quanta® Series, Quali-Line® Prima® Series, QualiLab Elite® Series.

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
SensArray® product family.

Wafer Manufacturing: Defect Inspection and Review, Metrology, and In Situ Process Management
Wafer defect inspection, review and metrology systems are used to help wafer/substrate manufacturers manage quality throughout the wafer fabrication process by detecting defects, characterizing surface quality and assessing wafer geometry.
Surfscan® Series, Surfscan® SP Ax Series, eDR® Series, WaferSight™ Series, MicroSense® wafer geometry product family, SensArray® product family, Candela® Series, QualiSurf® Series.

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
Teron™ SL6xx Series, Teron™ 6xx Series, TeraScan™ 5xx Series, X5.x™ Series, FlashScan® Series, LMS IPRO Series, SensArray® product family.

Packaging Manufacturing: Wafer Inspection and Metrology, Chemistry Process Control, In Situ Process Management
Wafer inspection and metrology systems for advanced wafer-level packaging help packaging manufacturers detect, resolve and monitor excursions to provide greater control of quality for improved device performance. Chemistry process monitoring systems analyze and monitor wet chemicals used in wafer-level packaging (WLP), panel-level packaging (PLP), and IC substrates.
Kronos™ Series, CIRCL™-AP, irArcher® Series, PWG5™ with XT Option, QualiSurf® Series, Quali-Fill® Libra® Series, QualiLab Elite® Series, Quali-Dose®, SensArray® product family.

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
Klarity® product family, 5D Analyzer®, OVALiS, aiSIGHT™, Anchor product family, RDC, FabVision® Series, ProDATA™, PROLITH™, I-PAT®, SPOT®.
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
Candela® Series, HRP® -260, Zeta™ Series, Tencor® P Series, Nano Indenter® Series, Alpha-Step® Series, Filmetrics® F Series, Filmetrics® R Series, iMicro, iNano®, Filmetrics® Profilm3D® Series, T150 UTM, NanoFlip, InSEM® HT.

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

The PCB and Component Inspection segment enables electronic device manufacturers to inspect, test and measure PCBs, IC substrates, flat panel displays (“FPD”) and packaged ICs to verify their quality, pattern the desired electronic circuitry on the relevant substrate and perform three-dimensional shaping of metalized circuits on multiple surfaces. The PCB and Component Inspection segment offers a variety of solutions and products, including:

Segment	Technologies	Products
PCB and Component Inspection
	PCB Direct imaging, inspection, optical shaping, inkjet and additive printing, UV laser drilling as well as computer-aided manufacturing and engineering solutions for the PCB and IC substrate market.	Orbotech Corus™ Series, Orbotech Infinitum™ Series, Orbotech Nuvogo™ Fine/ Nuvogo™ Series, Orbotech Diamond™ Series, Orbotech Ultra Dimension™ Series, Orbotech Ultra Fusion™/ Fusion™ Series, Orbotech Discovery™ II Series, Orbotech Precise™ Series, Orbotech Ultra PerFix™/ PerFix™ Series, Orbotech Neos™ Series, Orbotech Sprint™ Series, Orbotech Magna™ Series, Orbotech Jetext™ Series, Orbotech Apeiron™ Series, Frontline product family.
	Display Inspection and electrical testing systems to identify and classify defects, as well as systems to repair defects for the display market.	Castor™, Orbotech Sirius™ Series, Orbotech Flare™ Series, Orbotech Array Checker™ Series, Orbotech Ignite™ Series, Orbotech Prism™ Series, Orbotech OASIS™.
	Component Inspection and metrology systems for quality control and yield improvement in advanced and traditional semiconductor packaging markets.	ICOS™ F26x, ICOS™ Tx Series, Zeta™-5xx/6xx.
Services
Our service programs enable our customers in all business sectors to maintain the high performance and productivity of our products through a flexible array of service options. Whether a manufacturing site is producing wafers, reticles, ICs, FPD or PCB products, our highly trained service teams collaborate with customers to determine the best products and services to meet technology and business requirements.
Backlog
Our backlog, which represents our remaining performance obligation (“RPO”) to deliver products and services, totaled $9.83 billion and $11.40 billion as of June 30, 2024 and 2023, respectively, and primarily consists of sales orders where written customer requests have been received. We expect to recognize approximately 59% to 64% of these performance obligations as revenue in the next 12 months, 29% to 34% in the subsequent 12 months and the remainder thereafter, but this estimate is subject to constant change. The timing of revenue recognition of our RPO is evaluated quarterly and is largely driven by multiple variables, many of which are beyond our control, such as: the readiness of customer fabs, end market needs for capacity, changes in the estimated versus actual start time of customers’ projects, timing of delivery and installation dates, supply chain constraints and changes in regulations. The estimated amount and timing of revenue recognition are also dependent on the following:
Macro-economic factors and the effect on customer behavior: Our customers are currently purchasing equipment from us with lead times that are longer than our historical experience. As customers try to balance the evolution of their technological, production or market needs with the timing and content of orders placed with us, there is increased risk of order modifications, pushouts or cancellations.
Export restrictions: Commerce and BIS have mandated the following BIS Rules in October 2022 and October 2023:
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

We are taking appropriate measures to comply with these regulations and are applying for export licenses, when required, although there can be no assurance that export licenses will be granted. The possible negative effects on our future business of export licenses not being granted could be material and could result in a substantial reduction to our RPO or require us to return substantial deposits received from customers in China for purchase orders previously placed.
Manufacturing, Raw Materials and Supplies
We perform system design, assembly and testing in-house and utilize an outsourcing strategy to manufacture components and major subassemblies. Our in-house manufacturing activities consist primarily of assembling and testing components and subassemblies acquired from third-party vendors and integrating those subassemblies into our finished products. Our principal manufacturing activities occur in the U.S., Singapore, Israel, Germany, United Kingdom, Italy and China. Our supply chain strategy incorporates considerations for ethical labor practices, responsible minerals sourcing, and Responsible Business Alliance and SEMI guidelines, and there are increasing regulatory expectations on the environmental, social and/or geographic provenance of materials or components that may at times require us to incorporate further such considerations to our supply chain strategy.
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
Competition
The worldwide market for technologically advanced process control, process-enabling and yield management solutions used by semiconductor and electronics manufacturers is highly competitive, with important competitive factors including system performance, ease of use, reliability, technical service and support, and overall cost of ownership. However, we believe that, while the competitive factors listed are important, the customers’ overriding requirement is for systems that easily and effectively incorporate automated capabilities into their existing development and manufacturing processes to enhance productivity, improve yields and reduce waste. To remain competitive, we use significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest in product R&D. In each of our product markets, we have many competitors, including companies such as Applied Materials, Inc., ASML Holding N.V., Hitachi High-Technologies Corporation, Onto Innovation, Inc. and Lasertec, Inc., some of which may have greater financial, research, engineering, manufacturing and marketing resources than we have. We expect our competitors to continue to improve the design and performance of their current products and to introduce new products with improved pricing and performance characteristics. We may also face future competition from new market entrants overseas or domestically. We maintain our market position by building long-term relationships with our customers to meet their dynamic needs, as well as anticipating future market demands and enabling our customers to accelerate adoption and production of new technologies, as discussed further in the “Industry” section of this Item 1. Management believes that we are well positioned in the market with our industry-leading portfolio of products and services. However, any loss of competitive position could negatively impact our prices, customer orders, revenue, gross margin and market share. Should this occur, it could negatively impact our operating results and financial condition.
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
For information about risks related to government regulations, see “Backlog — Export restrictions” above and Item 1A “Risk Factors” in this Annual Report on Form 10-K.
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
We have an ESG Steering Committee composed of global leaders within the organization that implements and executes our ESG strategy under the oversight of the KLA executive team and the Board of Directors. Training and awareness are central to the strategy’s success. As part of its responsibilities, the steering committee partners with policy owners to promote KLA's ESG goals within all KLA policies, such as our Standards of Business Conduct. Our ESG strategy is organized into four pillars based on the areas where we believe we have the greatest opportunities to make positive impacts:
Advancing Innovation: As a technological innovator, we seek to deliver solutions for our customers to increase production yields, reduce waste, and meet their own profitability and sustainability goals. Refer to “Research and Development” and “Patents and Other Proprietary Rights” of this Item 1 for more information on our efforts for advancing innovation. In addition to legal protections as already discussed above, we also work to protect our operations by significantly focusing on cybersecurity. We have developed and implemented a cybersecurity risk management process intended to protect the confidentiality, integrity and availability of our critical systems and information. For more information on our cybersecurity efforts, initiatives and governance, refer to Item 1C “Cybersecurity” in this Annual Report on Form 10-K.
Advancing Stewardship: We work across our global footprint to shape a more sustainable future. As part of our drive to be better, we have established environmental sustainability goals. Our goals include using 100% renewable electricity across our global operations by 2030, reducing our Scope 1 and 2 emissions from our 2021 baseline by 50% by 2030 and achieving net zero Scope 1 and 2 emissions by 2050. In 2023, we announced that we are submitting our climate goals, including a goal for Scope 3 emissions reductions, to the Science Based Target Initiative (SBTi) for validation, which was recently received. Our company-wide Environmental Management Policy establishes a commitment to complying with applicable environmental laws and standards across company locations globally. In 2023, we established a global waste and water policy to guide our efforts in these spaces as well. KLA is committed to protecting and respecting our environment and energy resources throughout our operations for future generations, and follows the recommendations of the Task Force on Climate-Related Financial Disclosures, transparently reporting climate-related governance, strategy, risk management, metrics and targets to our stakeholders. We continue to monitor various climate-related risks even if some are not currently expected to have a material impact on KLA’s business or financial condition for assessed time horizons.
Advancing Opportunity: Our goal is to work together to harness the untapped human potential of a more just and inclusive world. Refer to the “Human Capital Management” and “Manufacturing, Raw Materials and Supplies” sections of this Item 1 for information on our inclusion, human rights, health and safety initiatives.
Advancing Leadership: We aim to empower today’s as well as tomorrow’s leaders by infusing our values into everything we do. Refer to the “Human Capital Management” and “Government Regulations” sections of this Item 1 for examples of our employee-centric culture and our commitment to operating our business responsibly in compliance with regulations and best practices worldwide.
For more information on ESG, see KLA’s 2022 Global Impact Report on our website; however, this citation is provided solely for informational purposes and the content of KLA’s 2022 Global Impact Report is expressly not incorporated by reference into this filing. We include details in our 2022 Global Impact Report that are not included in this Form 10-K because we seek to be responsive to various areas of interest of our stakeholders; however, such information generally does not, and is not expected to, have a material effect on our capital expenditures, financial condition, results of operations or competitive position. In addition, no assurance can be given that our ESG initiatives will have the intended results or be able to be completed as currently envisioned, whether due to cost, feasibility or other constraints. Our 2023 Global Impact Report is expected to be published in the first quarter of fiscal 2025.
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
Our Workforce
As of June 30, 2024, we had approximately 15,000 regular full-time employees and approximately 230 part-time and temporary employees in facilities located in 18 regions. Approximately 31% of our regular full-time employees are located in the U.S., 21% in Europe and Middle Eastern countries and 48% in Asia Pacific and Japan, with approximately 20% engaged in manufacturing, 27% in R&D, 28% in customer service, 5% in sales and marketing and 20% in other roles. Except for our employees in Belgium (where a trade union delegation has been recognized) and our employees in the German operations of our MIE and Laser Imaging Systems business units (who are represented by employee works councils), none of our employees are represented by a labor union. We have not experienced work stoppages and believe that our employee relations are good.
In fiscal year 2024, our overall employee voluntary turnover rate was 3.7%.
Compensation and Benefits
At KLA, our talent is the heartbeat of our organization. We value our employees as individuals and aim to recognize and support their needs so they can bring their best selves to work every day. We engage with our employees about what they need to be successful in and out of the workplace.
We seek to achieve our objective of attracting, retaining, and motivating our workforce by linking a significant portion of compensation to Company and business unit performance. We seek competitiveness and fairness in total compensation relative to peer comparisons and internal equity. We offer a long-term benefit program to a broad base of employees to share in our success through restricted stock units (“RSU”) and an Employee Stock Purchase Plan (“ESPP”). We also provide incentive bonus or profit sharing to employees.
In addition to providing our employees with competitive compensation packages, we have built out a robust suite of benefits to help foster the well-being of all employees. Our benefits are designed to meet the needs of employees and their families. Benefits are inclusive of leave programs (e.g., paid time off, parental leave and bereavement leave), health coverage, contributions to retirement savings and access to employee assistance and work-life programs.
We offer programs and opportunities to employees to help improve their health and well-being. KLA’s virtual and in-person well-being course offerings span physical, financial, and mental health. We offer in-person and virtual workout classes. We hold online fitness and well-being classes that include body-tune-up, yoga and nutrition as well as the maintenance of life balance and the importance of sleep, hydration, and relaxation. Throughout our sites, we host a series of events and challenges, both virtually and in person, to encourage our employees to stay active. We offer employees the opportunity to pursue coaching and therapy sessions through our Employee Assistance Program, and we host seminars on financial literacy and planning and other wellness topics. We expanded hybrid work options and telecommuting. We support working parents faced with challenges balancing working from home and caring for their families’ needs. Our well-being programs help employees manage and improve their physical, financial, and mental health and build healthy lifestyle habits in engaging ways.
A Culture of Inclusion
The journey to becoming a truly inclusive and diverse global organization takes time, and we are deeply committed to this path. At KLA, Inclusion & Diversity (“I&D”) is a shared aspiration, commitment and responsibility, as well as a direct expression of our core values. In our drive to be better, we seek to create an increasingly diverse workforce. We do this because KLA, like society, benefits when we work with diverse teams to harness varying perspectives and talents in the furtherance of humanity.
KLA is an equal opportunity employer and we follow affirmative action requirements applicable to federal contractors. We continue to look for ways to recruit, develop and retain a more diverse workforce with a focus on groups underrepresented in the technology field. We continue to provide training with a focus on inclusion. Managers and employees are introduced to models of intentional inclusion that emphasize key leadership qualities. We continued our campaign on Inclusion For All through fiscal 2024. This campaign engages all employees in KLA’s I&D efforts by providing tips on everyday actions that can have large impacts. This campaign supplements the formal training we offer around I&D and the work of our Employee Resource Groups (“ERG”).
KLA currently has four ERGs with chapters around the world to engage employees in service of our I&D and business goals, fostering an inclusive environment. WISE (Women in STEM, Empowered), is an employee-led group that includes people of all genders, who have joined to support the professional growth of women at KLA. WISE has chapters in the U.S., Israel, Europe and India with more chapters forming in other regions. Konexión is our Hispanic/Latinx ERG where employees can interact and innovate through cultural sharing and understanding of the Hispanic/Latinx community. BELIEVE (Black Employees Leading in Inclusion, Excellence, Values and Education) supports the recruitment and advancement of Black talent while also promoting cultural awareness, understanding and allyship of the Black community. Both Konexión and BELIEVE have chapters throughout the U.S. Our fourth ERG is PRISM (where Pride, Respect, Inclusion and Solidarity Meet), and was started as a global ERG. PRISM’s mission is to amplify KLA’s commitment to equality and inclusion by encouraging a safe and open working environment for LGBTQ+ employees and allies.
Celebrating our diversity through formal observations of cultural holidays is another way we advance inclusion at KLA. These celebrations are an important way for KLA employees to learn about different traditions, cultural norms and our own employees’ experiences with different cultures.
As of June 30, 2024, our global workforce was 81% male and 19% female, and 9% of our workforce in the U.S. was composed of Black or African American, and/or Hispanic/Latinx employees. At the end of fiscal 2024, 30% of our Board of Directors were female and 20% of our Board of Directors were underrepresented minorities under the listing rules of the NASDAQ Stock Market.
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
We have a robust succession planning process especially targeted at director level positions and above. Additionally, our Values in Action training, which was also targeted at the director level and above, provided further guidance on our values, business ethics and inclusion and diversity.
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
As we emerged from the global pandemic, many employees continued to seek connections. Through our Employee Engagement Survey, we continued to identify the top priorities in a post-pandemic world. We created action plans and involved our workforce in developing potential solutions to address these top concerns. We created initiatives including global manager communications, individual and team coaching and a training course titled “Engaging with Engagement.”
Employee Health and Safety
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
A legacy of the COVID-19 pandemic has been the development and implementation of a global approach to Employee Health and Safety (“EHS”) with strong collaboration across the regions. This has resulted in the adoption of best practices for each of our sites, improving business resiliency and the health and safety of our employees worldwide. We continue to monitor developments in our communities to help us be able to adjust practices and controls as needed.
Our goal is always zero accidents across our facilities, and to achieve that, we conduct proactive risk assessments and audits to constantly improve our efforts. We implemented a global standard for our incidents to ensure consistency across our regions, and continually outperform industry averages for injury rates.
We made a commitment to globalize our ISO 45001 (the internationally recognized standard for Occupational Health & Safety (“OHS”) Management Systems) certification and expand our ISO 14001 (the internationally recognized standard for Environmental Management Systems (“EMS”)) certification beyond our larger sites. In 2023, we continued to make progress expanding our ISO 14001 and ISO 45001 programs across our main production and R&D facilities. As of year-end 2023, our sites in Singapore; Newport, Wales; Milpitas, California; and Migdal Ha’emek, Israel are certified to ISO 14001 and our Wales site is also certified to ISO 45001.
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
For more information on Human Capital, see KLA’s 2022 Global Impact Report on our website; however, this citation is provided solely for informational purposes, and the content of KLA’s 2022 Global Impact Report is expressly not incorporated by reference into this filing.

Glossary
This section provides definitions for certain industry and technical terms commonly used in our business, that are used elsewhere in this Annual Report on Form 10-K:

compound semiconductor	A semiconductor formed from chemical elements in two or more different groups in the periodic table (ex. III-V). The composition of these materials influences their properties, resulting in different performance than silicon when used in electronics. Primary examples include SiC, GaN, gallium arsenide (GaAs), and indium phosphide (InP).

design rules	Rules that set forth the allowable dimensions of particular features used in the design and layout of ICs.

die	A single semiconductor chip on a wafer.

epitaxial silicon (“epi”)	A substrate technology based on growing a crystalline silicon layer on top of a silicon wafer. The added layer, where the structure and orientation are matched to those of the silicon wafer, includes dopants (impurities) to imbue the substrate with special electronic properties.

etching	A process step in which layers of material are removed from a semiconductor wafer in a specific pattern.

excursion	For a manufacturing step or process, a deviation from normal operating conditions that can lead to decreased performance or yield of the final product.

fab	The main manufacturing facility for processing semiconductor wafers.

flat panel display (“FPD”)	A display appliance that uses a thin panel design. Also includes flexible displays.

geometry	The surface shape of an object, such as the 3D shape of a semiconductor device structure or the shape of base or patterned wafers.

integrated circuit substrate (“IC substrate”)	A base board used for providing support inside a package and connecting the chip to the printed circuit board.

in situ	Of processing steps or tests, done without moving the wafer. Latin for “in original position.”

ingot	A piece of pure metal intended to be processed. In semiconductors, a silicon ingot is typically created in such a way that slicing cross-sections creates bare wafers.

interconnect	A highly conductive material, usually copper or aluminum, which carries electrical signals to different parts of a die.

internet of things (“IoT”)	A network of devices with the ability to transfer data without human interaction.

light emitting diode (“LED”)	A semiconductor device that releases electromagnetic radiation (light) when current flows through it. The bandgap of the semiconductor material determines the wavelength (color) of the light emitted.

lithography	A process in which a masked pattern is projected onto a photosensitive coating that covers a substrate.

metrology	The science of measurement to determine dimensions, quantity or capacity. In the semiconductor industry, typical measurements include critical dimension, overlay and film thickness.

microelectromechanical systems (“MEMS”)	Micron-sized mechanical devices powered by electricity, created using processes similar to those used to manufacture IC devices.

micron	A metric unit of linear measure that equals 1/1,000,000 meter (10-6m), or 10,000 angstroms (the diameter of a human hair is approximately 75 microns).

patterned	For semiconductor manufacturing and industries using similar processing technologies, substrates that have electronic circuits (transistors, interconnects, etc.) fabricated on the surface.

photovoltaic	The property of semiconductor devices to create electric current through exposure to sunlight.

printed circuit board (“PCB”)	A board used to mechanically support and electrically connect various electrical and mechanical components.

process control	The ability to maintain specifications of products and equipment during manufacturing operations.

reticle or mask	A very flat glass plate that contains the patterns to be reproduced on a wafer.

silicon on insulator (“SOI”)	A substrate technology comprised of a thin top silicon layer separated from the silicon substrate by a thin insulating layer of glass or silicon dioxide, used to improve performance and reduce the power consumption of IC circuits.

substrate	A wafer or other material on which layers of various materials are added during the process of manufacturing semiconductor devices (circuits), FPDs or PCBs.

unpatterned	For semiconductor manufacturing and industries using similar processing technologies, substrates that do not have electronic circuits (transistors, interconnects, etc.) fabricated on the surface. These can include bare silicon wafers, other bare substrates or substrates on which blanket films have been deposited.

yield management	The ability of a semiconductor manufacturer to oversee, manage and control its manufacturing processes so as to maximize the percentage of manufactured wafers or die that conform to pre-determined specifications.
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
•Prevailing local and global economic conditions may negatively affect the purchasing decisions of our customers; and
•We are exposed to risks related to the use of AI by us and our competitors.
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
•We are subject to risks related to receivables factoring arrangements, and compliance risk of certain settlement agreements with the government; and
•Our Amended and Restated Bylaws (“Bylaws”) designate the Court of Chancery of the State of Delaware as the sole forum for certain actions, which may discourage claims against the Company.
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
•Slowing growth, increased unemployment changes in fiscal and/or monetary policies in the countries where we operate;
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
In October 2022, BIS published the 2022 BIS Rules (the “2022 BIS Rules”) that introduce restrictions related to semiconductor, semiconductor manufacturing, supercomputer, and advanced computing items and end uses. These rules impose restrictions on our ability to sell, ship and support certain equipment and otherwise conduct business with certain counterparties, primarily including China-based companies involved in advanced semiconductor manufacturing. Further, the 2022 BIS Rules impose restrictions on the activities of U.S. persons with respect to certain items that are not subject to the Export Administration Regulations (“EAR”), which departs from BIS’ typical practice of controlling items that are subject to the EAR, and could further restrict our ability to conduct business in China. In October 2023, BIS issued the 2023 BIS Rules (the “2023 BIS Rules”) designed to update export controls on advanced computing semiconductors and semiconductor manufacturing equipment, as well as items that support supercomputing applications and end-uses, to certain D1, D4 and/or D5 countries in Supplement No. 1 of Part 740 of the U.S. Export Administration Regulations, including China. The 2023 BIS Rules adjust the parameters included in the 2022 BIS Rules that determine whether an advanced computing chip is restricted and impose new measures to address risks of circumvention of the controls established by the 2022 BIS Rules. The 2023 BIS Rules are very complex and, in January 2024, KLA, among other companies, submitted comments to BIS on the 2023 BIS Rules. BIS could revise or expand the 2023 BIS Rules in response to public comments. Likewise, BIS may issue guidance clarifying the scope of the rules. Such revisions, expansions or guidance could change the impact of the rules for our business. Commerce has also added, and may continue to add, China-based entities to the U.S. Entity List, imposing export restrictions to entities that could disrupt or prevent our product shipment, and further disrupt our revenue recognition and business operations, and our ability to support our customers in China.

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
We may lose revenue in future periods related to anticipated sales to customers in China unless we are able to replace their orders with other customer orders for which either a license has been obtained or is not required. Our revenue from sales of products and provision of services to customers in China was 43%, 27% and 29% for fiscal years 2024, 2023 and 2022, respectively.
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
Additionally, we are subject to various domestic and international environmental laws and regulations, including those that control and restrict the use, transportation, emission, discharge, storage, and disposal of certain chemicals, gases and other substances. Current and proposed restrictions on per- and polyfluoroalkyl substances (“PFAS”) may negatively impact our supply chain due to potentially decreased availability, or non-availability, of PFAS-containing products or commercially feasible alternatives. Any failure to comply with applicable environmental laws, regulations or requirements may subject us to a range of consequences, including fines, suspension of certain of our business activities, limitations on our ability to sell our products, obligations to remediate environmental contamination, and criminal and civil liabilities or other sanctions. Some of these laws impose strict liability for certain releases, which may require us to incur costs regardless of fault or the legality of actions at the time of release. In addition, changes in environmental laws and regulations (including any relating to climate change and greenhouse gas (“GHG”) emissions) could require us, or others in our value chain, to install additional equipment, alter operations to incorporate new technologies or processes, or revise process inputs, among other things, which may cause us to incur significant costs or otherwise adversely impact our business performance. Various agencies and governmental bodies have expressed particular interest in promulgating rules relating to climate change. For example, in March 2022, the SEC published a proposed rule that would require companies to provide significantly expanded climate-related disclosures, which may require us to incur significant additional costs to comply and impose increased oversight obligations on our management and Board of Directors. We also face increasing complexity in our manufacturing, product design and procurement operations as we adjust to new and prospective requirements relating to the composition of our products, including restrictions on lead and other substances and requirements to track the sources, production methods, or provenance of certain metals and other materials. The cost of complying, or failing to comply, with these and other regulatory requirements or contractual obligations could adversely affect our operating results, financial condition and ability to conduct our business.
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
In addition, we may from time to time be involved in legal proceedings or claims regarding employment, immigration, contracts, product performance, product liability, antitrust, ESG, IP, export controls, cybersecurity and data privacy, tax, securities, unfair competition and other matters. These legal proceedings and claims, regardless of their merit, may be time-consuming and expensive to prosecute or defend, divert management’s attention and resources, and/or inhibit our ability to sell our products. There can be no assurance regarding the outcome of current or future legal proceedings or claims, which could adversely affect our operating results, financial condition and ability to operate our business.
Increasing attention to ESG matters, including any targets or other ESG initiatives, could result in additional costs or risks or adversely impact our business.
Certain investors, capital providers, shareholder advocacy groups, other market participants, customers and other stakeholder groups have focused increasingly on companies’ ESG initiatives, including those regarding climate change, human rights and inclusion and diversity, among others. This has increased, and may in the future continue to increase, certain of our compliance and disclosure costs, and may also result in further impacts on our business, financial condition or results of operations, including changes in demand for certain types of products.
From time to time, we create and publish voluntary disclosures regarding ESG matters. Identification, assessment and disclosure of such matters is complex. Many of the statements in such voluntary disclosures are based on our expectations and assumptions, which may require substantial discretion and forecasts about costs and future circumstances. Additionally, expectations regarding companies’ management of ESG matters continues to evolve rapidly, in many instances due to factors that are out of our control.
Although we have engaged, and expect to continue to engage, in certain voluntary ESG initiatives, to improve the ESG profile of our operations and product offerings, we cannot guarantee that such efforts will have the intended results, including whether we are able to measure and disclose related data of sufficient quality or timeliness or in accordance with particular methodological practices. For example, we have adopted certain GHG emissions reduction targets for Scope 1, 2 and 3 emissions. Although several of these goals have been validated by SBTi, our estimates concerning the timing and cost of implementing our goals are subject to risks and uncertainties, some of which are outside of our control. In addition, standards for calculating and disclosing emissions and other sustainability metrics continue to evolve, which can result in inconsistencies or other changes to data over time, revisions to our strategies and targets, or our ability to achieve them, subjecting us to additional scrutiny. For example, we have recently elected to align our emissions reporting with the SBTi methodology, which will result in certain changes to our emissions metrics from historical calculations; however, to the extent the SBTi methodology is ultimately deemed to be not in keeping with regulatory standards or best practices, we may be subject to additional scrutiny or costs. Standards for ESG metrics and reporting continue to evolve due to a variety of factors, and our disclosures may evolve as well; however, we cannot guarantee that our approach will align with any particular methodology or stakeholder expectations. Any failure, or perceived failure, to disclose in keeping with best practices, regulations, or other stakeholder expectations or to successfully achieve our voluntary goals, or the manner in which we achieve some or any portion of our goals, could adversely impact our reputation or, to the extent related to our sustainability-linked capital sources, financial condition and results of operations.
Our ESG efforts have included, and may in the future include further adoption, or expansion, of certain ESG practices or policies, which may require us to expend additional resources to implement or to forego certain business opportunities to the extent others in our value chain do not meet pertinent requirements of such policies. By contrast, any failure, or perceived failure, to conform to such policies could have an adverse impact on our reputation and business activities. Our performance may be subject to greater scrutiny as a result of our announcement of any goals or policies and the publication of our performance against the same. Moreover, despite the voluntary nature of such efforts, we may receive increasing scrutiny and pressure from external sources, such as lenders, investors, proxy advisory firms, rating agencies or other investor advocacy groups, to adopt more transparent or aggressive climate or other ESG-related initiatives; however, we may not agree that such initiatives will be appropriate for our business, and we may not be able to implement such initiatives because of potential costs or technical or operational obstacles. Any unfavorable ESG ratings could lead to or increase any negative investor sentiment toward us, our customers or our industry, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, they may also impede our ability to compete as effectively to recruit or retain employees or customers, which may adversely affect our operations. Simultaneously, there are efforts by some stakeholders, including certain policymakers, to reduce companies’ efforts on certain environmental, social and sustainability-related matters, which could subject us to increased activism or litigation. In addition, we note that regulators, including the SEC, have adopted, or are considering adopting, regulations regarding ESG matters, including, but not limited to, climate change-related matters. To the extent we are subject to increased regulatory requirements, we could become subject to increased compliance-related costs and risks, including potential enforcement and litigation. Such ESG matters also impact at least certain of our suppliers and customers, which may compound or cause new impacts on our business, financial condition or results of operations.
We depend on key personnel to manage our business effectively, and if we are unable to attract, retain and motivate our key employees, our sales and product development could be harmed.
Our employees are vital to our success, and our key management, engineering and other employees are difficult to replace. We generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance for any of our employees. The expansion of high technology companies worldwide and the elevated demand for talent from the growth in the demand for semiconductors in recent years has increased demand and competition for qualified personnel. Competition for engineering and other technical personnel in many areas of the world in which we operate is especially intense due to the proliferation of technology companies worldwide. Our competitors have targeted individuals in our organization who have desired skills and experience. In addition, current or future immigration laws, policies or regulations may limit our ability to attract, hire and retain qualified personnel. If we are unable to attract, onboard and retain key personnel, or if we are not able to attract, assimilate, onboard and retain additional highly qualified employees to meet our current and future needs, our business and operations could be harmed.
We outsource a number of services to third-party service providers, which decreases our control over the performance of these functions. Disruptions or delays at our third-party service providers could adversely impact our operations.
We outsource a number of services, including our transportation, information systems management and logistics management of spare parts and certain accounting and procurement functions, among others, to domestic and overseas third-party service providers. While outsourcing arrangements may lower our cost of operations, they also reduce our direct control over the services rendered. It is uncertain what effect such diminished control will have on the quality or quantity of products delivered or services rendered, on our ability to quickly respond to changing market conditions, or on our ability to ensure compliance with all applicable domestic and foreign laws and regulations. In addition, many of these outsourced service providers, including certain hosted software applications that we use for confidential data storage, may employ cloud computing technology and other systems. These providers may be susceptible to “cyber incidents,” such as software vulnerabilities, cyber-attacks aimed at theft of sensitive data, inadvertent cyber-security compromises, attacks aimed at operational disruption at the target or third-party service providers, all of which are outside of our control. If we do not effectively develop and manage our outsourcing strategies, if required export and other governmental approvals are not timely obtained, if our third-party service providers pass on the cost of inflation to us or do not perform as anticipated, or do not adequately maintain operational resilience or fail to protect our data from cyber-related security breaches, or if there are delays or difficulties in enhancing business processes, we may experience operational difficulties (such as limitations on our ability to ship products), increased costs, manufacturing or service interruptions or delays, loss of IP rights or other sensitive data, quality and compliance issues, and challenges in managing our product inventory or recording and reporting financial and management information, any of which could materially and adversely affect our business, financial condition and results of operations.
We depend on information technology for our business and are exposed to risks related to cybersecurity threats and cyber incidents affecting our, our customers’, suppliers’ and other service providers’ systems and networks.
In the conduct of our business, we and certain of our third-party providers collect, use, transmit and store data on information systems and networks, including systems, software, hardware and networks owned and maintained by KLA and/or by third-party providers (collectively, “IT Systems”). This data includes confidential information, transactional information and IP belonging to us, our customers and our business partners, as well as personal information of individuals (collectively, “Confidential Information”). We also integrate and use third-party services and products, including software, in our IT Systems, and such third-party products, services and systems are beyond our control. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as diverse attack vectors, such as computer viruses, bugs, ransomware and other malware, technological errors and known and unknown vulnerabilities in our software and systems and those of third parties, cyber-related security breaches and similar disruptions from unauthorized intrusions, tampering, misuse or criminal acts made directly against our systems or networks, or through our third-party providers or the supply chain, including social engineering, phishing, or other events or developments that we may be unable to anticipate or fail to mitigate, including, but not limited to, financial fraud, including check fraud, vulnerabilities or misconfigurations in our IT Systems. In addition, insider actors, malicious or otherwise, could misappropriate our Confidential Information, compromise our IT Systems, tamper with our products or otherwise cause disruptions to our business operations. Moreover, we have acquired and continue to acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures, which may expose us to significant cybersecurity, operational and financial risks. Remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.
We and our third-party providers regularly experience cyber-attacks and events and on occasion incidents involving unauthorized access to systems and data and, although no such attacks, events or incidents have materially impacted our operations or financial results, there can be no assurance that such attacks, events or incidents will not be material to KLA in the future. Because the techniques used to obtain unauthorized access to our IT Systems change frequently and increasingly leverage technologies such as AI, cyber-attacks may not be recognized until launched against a target and are increasingly designed to circumvent controls, avoid detection and remove or obfuscate forensic artifacts. As such, we may be unable to anticipate these techniques, implement adequate preventative measures, or adequately identify, investigate and recover from cybersecurity incidents. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. We prioritize the remediation of identified security vulnerabilities based on known and anticipated risks, and we aim to patch vulnerabilities within reasonable timeframes. However, we are unable to comprehensively identify all vulnerabilities (particularly as related to third-party software and systems), apply patches or confirm that mitigating measures are in place, or ensure that any patches will be applied by us or our third parties before exploitation by a threat actor. If attackers are able to exploit vulnerabilities before patches are installed or mitigating measures are implemented, significant compromises could impact our systems and data. AI may be used to generate cyberattacks as AI capabilities improve and are increasingly adopted. These attacks crafted with AI tools could directly attack our IT Systems with greater speed and/or efficiency than a human threat actor or create more effective phishing emails. In addition, the threat could be introduced from the result of us, our customers and business partners incorporating the output of an AI tool that includes a threat, such as introducing malicious code by incorporating AI generated source code.

Any cybersecurity incident or occurrence could impact our business directly, or indirectly by impacting third parties in the supply chain, in many potential ways: disruptions to operations; misappropriation, corruption or theft of Confidential Information; misappropriation of funds and Company assets; reduced value of our investments in research, development and engineering; litigation (including class action lawsuits) with, or payment of damages to, third parties; reputational damage; costs to comply with regulatory inquiries or actions; data privacy issues; costs to rebuild our information systems and networks; and increased cybersecurity protection and remediation costs. Cybersecurity incidents affecting our customers could result in substantial delays in our ability to ship to those customers or install our products, which could result in delays in revenue recognition or the cancellation of orders, and cybersecurity incidents affecting our suppliers could result in substantial delays in our ability to obtain necessary components for our products from those suppliers, which could hamper our ability to ship our products to our customers and service them, harming our results of operations. For example, in February 2023, one of our suppliers experienced a ransomware event that caused delays in its manufacturing operations, resulting in its shipment delays to us for components we ordered, which in turn caused delays in some of our outbound shipments during the quarter. Similar events could cause disruptions in the future.
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
We have significant manufacturing operations in the U.S., Singapore, Israel, Germany, United Kingdom, Italy and China. In addition, our business is international in nature, with our sales, service and administrative personnel and our customers and suppliers located in numerous countries throughout the world. Operations at our manufacturing facilities and our assembly subcontractors and those of our suppliers, as well as our other operations and those of our customers, are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, public health crises such as the COVID-19 pandemic, fire, earthquake, volcanic eruptions, drought, storms, extreme temperatures, energy shortages, spikes in energy demand or power blackouts, disruptions in the availability of water necessary for our operations (including, but not limited to, in areas of relatively high water stress), flooding or other natural disasters. Certain of these events may become more frequent or intense as a result of climate change, and climate change may also contribute to chronic changes such as sea-level rise or changes to meteorological or hydrological patterns that may also disrupt our or our suppliers’ operations or otherwise adversely impact our business. Such disruption has caused (as with the COVID-19 pandemic, for example) and could in the future cause inefficiencies in our workforce and delays in, among other things, shipments of products to our customers, our ability to perform services requested by our customers, the ability of our suppliers to supply us components for our products in a timely manner, or the timely installation and acceptance of our products at customer sites. Such disruptions could also induce illiquidity for our customers and suppliers, further straining our supply chain and causing continued uncertainty in customers’ abilities to pay for the products they purchase and their demand for our products and services. In case of any disruptions in our supply chain, we may need to commit to increased purchases and provide longer lead times to secure critical components, which could increase inventory obsolescence risk.
We cannot provide any assurance that alternate means of conducting our operations (whether through alternate production capacity or service providers or otherwise) would be available if a major disruption were to occur or that, if such alternate means were available, they could be obtained on favorable terms.
We maintain a program of insurance coverage for a variety of property, casualty and other risks. The types and amounts of insurance we obtain vary depending on availability, cost and decisions with respect to risk retention. Some of our policies have broad exclusions. In addition, one or more of our insurance providers may be unable or unwilling to continue to provide certain coverage in the future or pay a claim. Losses not covered by insurance may be large, which could harm our results of operations and financial condition. Even where insured, there is a risk that an insurer may deny or limit coverage or may become financially incapable of covering claims.
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
The threat of terrorism targeted at, or acts of war in, the regions of the world in which we do business increases the uncertainty in our markets. Any act of terrorism or war that affects the economy or the industries we serve could adversely affect our business. Increased international political instability or geopolitical tensions in various parts of the world, disruption in air transportation and further enhanced security measures as a result of terrorist attacks may hinder our ability to do business and may increase our costs of operations. We maintain significant operations in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and a state of hostility varying in degree and intensity has led to security and economic challenges for Israel. In October 2023, war between Israel and Hamas began, which has resulted in significant military activity in the region. In addition, some of our employees in Israel are obligated to perform annual reserve duty in the Israel Defense Forces, and may be called to active military duty in emergency circumstances, including the war against Hamas. Following the war between Israel and Hamas, the Houthis launched a number of attacks on marine vessels traversing the Red Sea, which marine vessels were thought to either be in route towards Israel or to be partly owned by Israeli businessmen. The Red Sea is a vital maritime route for international trade and major shipping companies announced suspensions of operations following these attacks. Disruptions in shipping routes in the Red Sea could result in delays in shipping our products to customers, which could delay the timing of revenue recognition. We cannot assess the impact that emergency conditions in Israel may have on our business, operations, financial condition or results of operations, but it could be material. Instability in any region could directly impact our ability to operate our business (or our customers’ ability to operate their businesses), cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs, and cause international currency markets to fluctuate. Instability in any region could also have the same effects on our suppliers and their ability to timely deliver their products. Our insurance does not cover losses we suffer attributable to war. If international political instability and geopolitical tensions continue or increase in any region in which we do business, our business and results of operations could be harmed.
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
The Tax Act also provides that a percentage of foreign earnings under the Global Intangible Low-Taxed Income (“GILTI”) regime is taxable in the U.S. and a percentage of U.S. earnings under the Foreign Derived Intangible Income (“FDII”) regime is not subject to tax in the U.S. For tax years beginning on January 1, 2026, the percentage of GILTI that is taxable in the U.S. increases from 50% to 62.5% and the percentage of FDII not subject to tax in the U.S. decreases from 37.5% to 21.875%. The change in GILTI and FDII percentages can have a material and adverse impact to our effective tax rate beginning in the quarter ending September 30, 2026.
On August 16, 2022, the enactment of the Inflation Reduction Act (“IRA”) introduced a corporate alternative minimum tax (“CAMT”) that is effective for us beginning in the quarter ended September 30, 2023. The CAMT applies a 15% minimum income tax rate on certain large corporations. We are not expecting to have any effective tax rate impact from the CAMT but changes to U.S. tax laws or the interpretation of such tax laws may result in CAMT liability which can have a material and adverse impact to our future effective tax rates.
Numerous countries are evaluating their existing tax laws due in part, to recommendations made by the Organization for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting (“BEPS”) project. The OECD continues to advance its work under the BEPS 2.0 initiative to develop the framework for Pillar Two - which aims to implement a global minimum tax of 15%. Many countries have enacted or drafted legislation using the Pillar Two framework to propose domestic tax laws requiring a minimum tax rate of 15% (“top-up tax”) on income earned in the respective countries. One country that has drafted Pillar Two legislation is Singapore, where KLA earns significant profits and currently benefits from tax incentives granted by the Singapore Economic Development Board. If enacted, the tax liability from top-up tax may have a material and adverse impact to our effective tax rate in the fiscal year when such law is effective.
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
The industries we serve, including the semiconductor and PCB industries, are constantly developing and changing. Many of the risks associated with operating in these industries are comparable to the risks faced by all technology companies, such as the uncertainty of future growth rates in the industries that we serve, pricing trends in the end-markets for consumer electronics and other products (which place a growing emphasis on our customers’ cost of ownership), rising inflation in the supply chain and interest rates, changes in our customers’ capital spending patterns and, in general, an environment of constant change and development, including decreasing product and component dimensions, use of new materials, and increasingly complex device structures, applications and process steps. If we fail to appropriately adjust our cost structure and operations to adapt to any of these trends, or, with respect to technological advances, if we do not timely develop new technologies and products that successfully anticipate and address these changes, we could experience a material adverse effect on our business, financial condition and operating results.
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
We are exposed to risks related to the use of AI by us, our competitors and other third parties.
We are increasingly incorporating AI capabilities into the development of technologies and our business operations, and into our products and services. AI technology is complex and rapidly evolving, and may subject us to significant competitive, legal, regulatory and other risks. The implementation of AI can be costly and there is no guarantee that our use of artificial intelligence will enhance our technologies, benefit our business operations or produce products and services that are preferred by our customers. Our competitors may be more successful in their artificial intelligence strategy and develop superior products and services with the aid of AI.
Additionally, AI algorithms or training methodologies may be flawed, and datasets may contain irrelevant, insufficient or biased information, which can cause errors in outputs. This may give rise to legal liability, damage our reputation and materially harm our business. The use of AI in the development of our products and services, and our customers’ use of AI in relation to our products and services could also cause loss of IP, as well as subject us to risks, including third-party claims, related to IP infringement or misappropriation, data privacy and cybersecurity. Additionally, concerns over the use of AI for purposes contrary to public interests could impair public acceptance of AI and impair demand for our products and services. Furthermore, the United States and other countries may adopt laws and regulations related to AI. Such laws and regulations could cause us to incur greater compliance costs and limit the use of AI in the development of our products and services. Any failure or perceived failure by us to comply with such regulatory requirements could subject us to legal liabilities, damage our reputation, or otherwise have a material and adverse impact on our business.
Risks Related to Our Business Model and Capital Structure
If we do not develop and introduce new products and technologies in a timely manner in response to changing market conditions or customer requirements, our business could be seriously harmed.
Success in the industries in which we serve, including the semiconductor and PCB industries depends, in part, on the continual improvement of existing technologies and rapid innovation of new solutions. The primary driver of technology advancement in the semiconductor industry has been to shrink the lithography that prints the circuit design on semiconductor chips. To the extent that driver slows, semiconductor manufacturers may delay investments in equipment, investigate more complex device architectures, use new materials and develop innovative fabrication processes. These and other evolving customer plans and needs require us to respond with continued development programs and cut back or discontinue older programs, which may no longer have industry-wide support. Technical innovations are inherently complex and require long development cycles and appropriate staffing of highly qualified employees. Our competitive advantage and future business success depend on our ability to accurately predict evolving industry standards, develop and introduce new products and solutions that successfully address changing customer needs, win market acceptance of these new products and solutions, and manufacture these new products in a timely and cost-effective manner. Our failure to accurately predict evolving industry standards and develop as well as offer competitive technology solutions in a timely manner with cost-effective products could result in loss of market share, unanticipated costs and inventory obsolescence, which would adversely impact our business, operating results and financial condition.
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
We have a leveraged capital structure.
As of June 30, 2024, we had $6.70 billion aggregate principal amount of outstanding indebtedness, consisting of $5.95 billion aggregate principal amount of senior, unsecured long-term notes (the “Senior Notes”). We have $750.0 million principal of our senior, unsecured long-term notes due during the second quarter of fiscal 2025. This includes an issuance in February 2024 of $750.0 million aggregate principal amount of senior, unsecured notes, consisting of $500.0 million of 4.700% senior, unsecured notes due February 1, 2034 and an additional $250.0 million of 4.950% senior, unsecured notes due July 15, 2052 which was originally issued in June 2022. We have a Credit Agreement (the “Credit Agreement”) and a Revolving Credit Facility (the “Revolving Credit Facility”) with a maturity date of June 8, 2027 with two one-year extension options that allow us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. As of June 30, 2024, we had no outstanding borrowings under our Revolving Credit Facility. We may incur additional indebtedness in the future by accessing the unfunded portion of our Revolving Credit Facility and/or entering into new financing arrangements. We also announced a stock repurchase program, under which the remaining available for repurchases was $2.18 billion as of June 30, 2024. A portion of the remaining repurchases may be financed with new indebtedness. Our ability to pay interest and repay the principal amount of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this Item 1A. There can be no assurance that we will be able to manage any of these risks successfully.
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
There are risks associated with our receipt of government funding for R&D.
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
Our Bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain actions and proceedings, which could limit the ability of our stockholders to obtain a judicial forum of their choice for disputes with the Company or its directors, officers or employees.
Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware generally shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or employee of the Company to the Company or its stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, our Certificate of Incorporation or Bylaws or (iv) any other action asserting a claim arising under, in connection with, and governed by the internal affairs doctrine. This choice of forum provision does not waive our compliance with our obligations under the federal securities laws and the rules and regulations thereunder. Moreover, the provision does not apply to suits brought to enforce a duty or liability created by the Securities Exchange Act or by the Securities Act of 1933, as amended.
This choice of forum provision may increase costs to bring a claim, discourage claims or limit a stockholder's ability to bring a claim in a judicial forum that the stockholder finds favorable for disputes with the Company or our directors, officers or employees, which may discourage such lawsuits against the Company and its directors, officers and employees, even though an action, if successful, might benefit our stockholders. Alternatively, if a court were to find the choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such matters in other jurisdictions, which could increase our costs of litigation and adversely affect our business and financial condition.
ITEM 1B.UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.CYBERSECURITY
Cybersecurity Risk Management and Strategy
We have a cybersecurity risk management process intended to protect the confidentiality, integrity and availability of our critical systems and information. We design and assess our process based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications or requirements, only that we use the NIST CSF as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management process is integrated into our overall risk management process, and shares common methodologies, reporting channels and governance processes that apply across the risk management process to other legal, compliance, strategic, operational and financial risk areas.
Key elements of our cybersecurity risk management process include, but are not limited to, the following:
•Risk assessments designed to help identify material risks from cybersecurity threats to our critical systems and     information;
•A cybersecurity team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•Cybersecurity awareness training of our workforce;
•A cybersecurity incident response plan and processes for responding to cybersecurity incidents; and
•Risk management processes based on our assessment of the respective risk profile of key third parties.
We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Part I Item 1A “Risk Factors – We depend on information technology for our business and are exposed to risks related to cybersecurity threats and cyber incidents affecting our, our customers’, suppliers’ and other service providers’ systems and networks.”
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management process.
The Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Committee, where it deems appropriate, regarding cybersecurity incidents it considers to be significant or potentially significant.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also regularly receives briefings from management on our cyber risk management process. Board members receive presentations on cybersecurity topics from management or external experts as part of the Board’s continuing education on topics that impact public companies.
Our management team, including our Chief Legal Officer and Chief Information Security Officer (“CISO”), is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management process and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CISO has a degree with a focus on information technology, and is a Certified Information Systems Auditor with over 20 years of experience in information technology related roles, including building and leading cybersecurity, risk management and information protection teams. Our CISO reports to our Chief Legal Officer who oversees cybersecurity, and holds a Carnegie Mellon University Software Engineering Institute CERT Certificate for Cybersecurity Oversight. The other members of the operational cybersecurity team collectively have decades of relevant education and experience and maintain a wide range of industry certifications. We invest in regular, ongoing cybersecurity training for the cybersecurity team.
Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our information technology environment.
ITEM 2.PROPERTIES
Our headquarters are located in Milpitas, California. As of June 30, 2024, we owned or leased a total of approximately 5 million square feet of space for research, engineering, marketing, service, sales and administration worldwide primarily in the U.S., Singapore, Israel, India, China, and Belgium. Our operating leases expire at various times through April 1, 2052, subject to renewal, with some of the leases containing renewal option clauses at the fair market value, for additional periods up to five years. Additional information regarding these leases is incorporated herein by reference to Note 9 “Leases” to our Consolidated Financial Statements. We believe our properties are adequately maintained and suitable for their intended use and that our production facilities have capacity adequate for our current needs. We do not identify or allocate assets by operating segment.
Information regarding our principal properties as of June 30, 2024 is set forth below:

(Square Feet)	US	Other Countries	Total
Owned(1)	1,134,127	1,086,070	2,220,197
Leased	612,631	2,523,446	3,136,077
Total	1,746,758	3,609,516	5,356,274
__________________
(1)Includes 421,132 square feet of property owned at our location in Serangoon, Singapore, where the land on which this building resides is leased.
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
On August 1, 2024, we announced that our Board of Directors had declared a quarterly cash dividend of $1.45 per share to be paid on September 3, 2024 to stockholders of record as of the close of business on August 15, 2024.
As of July 22, 2024, there were 413 holders of record of our common stock.
Equity Repurchase Plans
The following is a summary of stock repurchases for each month during the fourth quarter of the fiscal year ended June 30, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid(3) per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value that May Yet Be Purchased Under the Plans or Programs(1)(2)
April 1, 2024 to April 30, 2024	247,051	$674.14	247,051	$2,478,282,516
May 1, 2024 to May 31, 2024	223,638	$728.15	223,638	$2,315,441,164
June 1, 2024 to June 30, 2024	168,498	$802.35	168,498	$2,180,246,686
Total	639,187		639,187
__________________
(1)Our Board of Directors has authorized a program that permits us to repurchase our common stock, including a $2.00 billion increase approved by the Board in the first quarter of fiscal 2024. As of June 30, 2024, approximately $2.18 billion remained available for repurchases under our repurchase program. All shares in the table were purchased pursuant to our publicly announced repurchase program.
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
(3)Average price paid per share and approximate dollar value of shares that may yet be purchased under the plans or programs exclude the excise tax imposed on certain stock repurchases as part of the IRA, or other fees, costs or expenses that may be applicable to the repurchases.

Stock Performance Graph and Cumulative Total Return
Notwithstanding any statement to the contrary in any of our previous or future filings with the SEC, the following information relating to the price performance of our common stock shall not be deemed “filed” with the SEC under the Securities Exchange Act and shall not be incorporated by reference into any such filings.
The following graph compares the cumulative five-year total return attained by stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index and the Philadelphia Semiconductor Index (“PHLX”). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from June 30, 2019 to June 30, 2024.

	June 2019	June 2020	June 2021	June 2022	June 2023	June 2024
KLA Corporation	$100.00	$167.96	$283.88	$282.67	$435.50	$747.40
S&P 500	$100.00	$107.51	$151.36	$135.29	$161.80	$201.54
PHLX Semiconductor	$100.00	$139.33	$236.62	$183.13	$266.96	$402.02
Our fiscal year ends June 30. The comparisons in the graph above are based upon historical data and are not necessarily indicative of, nor intended to forecast, future stock price performance.
ITEM 6.[RESERVED]
ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in Part I Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K (see “Special Note Regarding Forward-Looking Statements”). Discussions and analysis of fiscal year 2023 as compared against fiscal year 2022 have been omitted and can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the SEC.

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
Our semiconductor customers generally operate in one or both of the major semiconductor device manufacturing markets: memory and foundry/logic. The pervasive and increasing needs for semiconductors in many consumer and industrial products, the rapid proliferation of new applications for more advanced semiconductor devices, and the increasing complexity associated with leading edge semiconductor manufacturing drive demand for our process control and yield management solutions. Continuing advancement of innovation spurred by the performance, power and price benefits of being at the leading edge, increasing involvement in legacy nodes as semiconductor content increases, and innovation and growth of new enabling technologies are fueling long-term growth for the semiconductor equipment industry. End-market demand drivers that are expected to continue in the long term are related to high performance computing, AI including 2-nanometer chip technology, the deployment of 5G telecommunications technology and associated high-end mobile devices, the electrification and digitization of the automotive industry, the revival of personal computer demand and associated innovations to support remote work, virtual collaboration, remote learning and entertainment, and the growth of the IoT.
Recently, the semiconductor industry environment has improved as the emergence of disruptive technologies such as AI and continuing advancement of innovation, as well as rising semiconductor content across end-markets and strategic investments in legacy nodes fuel growth. Our foundry/logic customers are slowly increasing their capital intensity, as they continue to scale and incorporate new technologies. Additionally, technology development investments supporting AI and high bandwidth memory are improving the environment for memory device manufacturers. While we continue to invest in technological innovation, factors such as delays from customers, in adopting new chips and technology methods, could impact process control capital intensity. Push out or cancellation of deliveries to our customers could still cause earnings volatility, due to the timing of revenue recognition as well as increased risk of inventory-related charges.
We are organized into three reportable segments, as follows:
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
•PCB and Component Inspection: a range of inspection, testing and measurement, and direct imaging for patterning products used by manufacturers of PCBs, FPDs, advanced packaging, MEMS and other electronic components. In March 2024, we made the decision to exit the Display business by announcing the end of manufacturing of most Display products by December 31, 2024, but we will continue to provide services to the installed base of Display products for existing customers.
A majority of our revenues are derived from outside the U.S., and include geographic regions such as China, Taiwan, Korea, Japan, Europe and Israel, and Rest of Asia. China remains a major region for manufacturing of legacy node logic and memory chips, adding to its role as the world’s largest consumer of ICs. Additionally, a significant portion of global FPD and PCB manufacturing has migrated to China. Chinese government initiatives around self-sustainability are propelling China to expand its domestic manufacturing capacity and attracting investment from semiconductor manufacturers from Taiwan, Korea, Japan and the U.S. Although China is currently seen as an important long-term growth region for the semiconductor and electronics capital equipment sector, Commerce has adopted regulations and added certain China-based entities to the U.S. Entity List (a list of parties that are generally ineligible to receive U.S.-regulated items without prior licensing from BIS), restricting our ability to provide products and services to such entities without a license. In addition, Commerce has imposed export licensing requirements on China-based customers that are military end users or engaged in military end uses, as well as requiring our customers to obtain an export license when they use certain semiconductor capital equipment based on U.S. technology to manufacture products connected to certain entities on the U.S. Entity List.
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
The possible negative effects on our future business of export licenses not being granted could be material and could disrupt our supply chain and product shipment, and impair our ability to complete product development in a timely manner, or our ability to support existing customers of covered products or supply customers of covered products outside the impacted regions, and may require us to transition certain operations out of one or more of the identified countries. Failure to obtain export licenses could also result in a substantial reduction to our RPO or require us to return substantial deposits received from customers in China for purchase orders. We are continuously assessing the aggregate potential impact of government regulations on our financial results and operations. See Part I Item 1A “Risk Factors” in this report for more information regarding how such actions by the U.S. government or another country could significantly impact our ability to provide our products and services to existing and potential customers, especially in China, and adversely affect our business, financial condition and results of operations.
The following table sets forth some of our key consolidated financial information for each of our last three fiscal years:

	Year Ended June 30,
(Dollar amounts in thousands, except diluted net income per share)	2024	2023	2022
Total revenues	$9,812,247	$10,496,056	$9,211,883
Costs of revenues	$3,928,073	$4,218,307	$3,592,441
Gross margin	60%	60%	61%
Net income attributable to KLA	$2,761,896	$3,387,277	$3,321,807
Diluted net income per share attributable to KLA	$20.28	$24.15	$21.92

CRITICAL ACCOUNTING ESTIMATES
The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in applying our accounting policies that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical experience and evaluate them on an ongoing basis to ensure that they remain reasonable under current conditions. Actual results could differ from those estimates. In accordance with SEC guidance, the estimates within our accounting policies that we believe are the most critical to an investor’s understanding of our financial condition and results of operations, including those requiring more complex management judgment, are discussed below.
Revenue Recognition. We recognize revenue from sales at a point in time when we have satisfied our performance obligation by transferring control of the goods or services to the customer. To determine when to recognize revenue, we perform the following five steps: (1) identify the contract with customers, (2) identify the performance obligations in the contract, (3) determine the transaction consideration, (4) allocate the transaction consideration to the performance obligations in the contract, and (5) recognize revenue when, or as, a performance obligation is satisfied. Management uses judgments in identifying performance obligations, determining the stand-alone selling price (“SSP”) for each distinct performance obligation and allocating consideration from an arrangement to the individual performance obligations based on the SSP. We typically estimate the SSP of products and services based on observable transactions when the products and services are sold on a stand-alone basis and those prices fall within a reasonable range. We typically have established SSP ranges for individual products and services due to the stratification of these products by customers and circumstances. In these instances, we use information such as the size of the customer, geographic region as well as customization of the products in determining the SSP ranges. In instances where the SSP is not directly observable, we determine the SSP using information that includes market conditions, entity-specific factors including discounting strategies, information about the customer or class of customer that is reasonably available and other observable inputs. While changes in the allocation of SSP between performance obligations will not affect the amount of total revenue recognized for a particular contract, any material changes could impact the timing of revenue recognition, which could have a material effect on our financial position and results of operations. Additionally, management also uses judgments to evaluate whether or not the customer has obtained control of the product and consider several indicators in evaluating whether or not control has transferred to the customer, which could also impact the timing of revenue recognition, and could have a material effect on our financial position and results of operations.
Inventory Valuation. Inventories are stated at the lower of cost or net realizable value using standard costs that approximate actual costs on a first-in, first-out basis. The carrying value of inventory is reduced for estimated obsolescence equal to the difference between its cost and the estimated net realizable value based on assumptions about future demand for meeting our product manufacturing plans and our customers’ support requirements. The estimate of net realizable value of inventory is impacted by assumptions regarding general semiconductor market conditions, manufacturing schedules, technology changes, new product introductions and possible alternative uses, and requires us to use significant judgment that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. If in any period we anticipate an adverse change in assumptions such as future demand or market conditions to be less favorable than our previous estimates, additional inventory write-downs may be required and would be reflected in cost of revenues, resulting in a negative impact to our gross margin in that period. On the other hand, if in any period we are able to sell inventories that had been written down in a previous period to a level below the ultimate realized selling price, related revenue would be recorded with a lower or no offsetting charge to cost of revenues resulting in a net benefit to our gross margin in that period.
Goodwill and Long-Lived Assets Impairment. We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value of a reporting unit may not be recoverable. Events or changes in circumstances that could affect the likelihood that we will be required to recognize an impairment charge for goodwill include, but are not limited to, declines in our stock price or market capitalization, declines in our market share and declines in revenues or profits at our reporting units. If the fair value of a reporting unit is less than its carrying value, a goodwill impairment charge is recorded for the difference.
We determine the fair value of a reporting unit using the income approach or market approach, or a combination of both. If multiple valuation methodologies are used, the results are judgmentally weighted. The income approach is estimated through discounted cash flow analysis. The estimated fair value of a reporting unit is computed by adding the present value of the estimated annual discounted cash flows over a discrete projection period to the residual value of the business at the end of the projection period. This valuation technique requires us to use significant estimates and assumptions, including long-term growth rates, discount rates and other inputs. The estimated growth rates for the projection period are based on our internal forecasts of anticipated future performance of the business. The residual value is estimated using a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections. The discount rates are calculated as the weighted average cost of capital of comparable peer companies, adjusted for company-specific risk. The market approach estimates the fair value of a reporting unit by utilizing the market comparable method, which uses revenue and earnings multiples from comparable companies.
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

Long-lived assets, including both tangible and purchased intangible assets, are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Events or changes in circumstances that could affect the likelihood that we will be required to recognize an impairment charge for long-lived assets primarily include declines in our operating cash flows from the use of these assets.
For finite-lived purchased intangible assets, we determine whether the assets are recoverable based on the forecasted undiscounted future cash flows that are expected to be generated by the lowest-level associated asset grouping. If the undiscounted cash flows used in the recoverability test are less than the assets’ carrying value, we recognize an impairment loss for the amount that the carrying value exceeds the fair value.
We determine the fair value of purchased intangible assets using the income approach, primarily by applying the relief-from-royalty or multi-period excess-earnings methods. In connection with the downward revision of financial outlook for our PCB and Display businesses noted above, we recorded impairment losses related to purchased intangible assets of $26.4 million during the second quarter of fiscal 2024. As a result of the Company's decision to exit the Display business, also described above, an immaterial purchased intangible asset impairment charge was recorded in the third quarter of fiscal 2024.
There can be no assurance that the estimates and assumptions used in our fair value calculations will prove to be an accurate prediction of the future. If our assumptions are not realized, or if there are future changes in any of the assumptions due to a change in economic conditions or otherwise, it is possible that a further impairment charge may need to be recorded in the future.
See Note 7 “Goodwill and Purchased Intangible Assets” in the Notes to the Consolidated Financial Statements for additional information.
Income Taxes. The calculation of our effective tax rate involves significant judgment in the application of complex tax laws among various tax jurisdictions worldwide; identifying uncertain tax positions; and estimating the amount of deferred tax assets that will be realized in the future. We believe that our tax positions and judgments are reasonable, but actual results may differ. If one or more taxing authorities were to successfully overturn our tax positions, it could have a material adverse effect on our effective tax rate, results of operations, or cash flows.
Unrecognized tax benefits are recorded for uncertain tax positions on the largest amount that is more than 50% likely of being realized upon ultimate settlement. We recorded unrecognized tax benefits of $245.7 million and $213.1 million for the years ended June 30, 2024 and June 30, 2023, respectively. We reevaluate these uncertain tax positions on a quarterly basis based on certain factors including, but not limited to, changes in facts or circumstances; changes in tax law; audit settlements; new audit activities; and changes in accounting standards. Any changes to these factors can result in a material change to tax expense.
Our calculations of deferred tax assets and liabilities are based on estimates and judgments related to uncertainties in the application of complex tax laws and projections of future taxable income. The guidance requires that deferred tax assets be reduced by a valuation allowance if we determine it is more likely than not that a portion of the deferred tax asset will not be realized in the foreseeable future. We have determined that a valuation allowance is necessary against a portion of the deferred tax assets, but we anticipate that our future taxable income will be sufficient to recover the remainder of our deferred tax assets. We recorded a valuation allowance of $289.5 million and $259.2 million for the years ended June 30, 2024 and June 30, 2023, respectively, primarily related to California credit carry-forwards. Based on the enacted income apportionment rules in California, our future California income tax liability will not be sufficient to fully utilize the credit carry-forwards. We assess on a quarterly basis whether there should be a change to the valuation allowance for some portion or all of the deferred tax assets. If there is a change in our ability to recover our deferred tax assets that are not subject to a valuation allowance, we will be required to record an additional valuation allowance against such deferred tax assets which may materially increase our tax expense. If there is a change in our ability to utilize the California credit carry-forwards, we will be required to reduce our valuation allowance against such deferred tax assets which may materially decrease our tax expense.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including those recently adopted and the expected dates of adoption as well as estimated effects, if any, on our Consolidated Financial Statements of those not yet adopted, see Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements.

RESULTS OF OPERATIONS
Revenues and Gross Margin

	Year Ended June 30,
(Dollar amounts in thousands)	2024	2023	2022	FY24 vs. FY23		FY23 vs. FY22
Revenues:
Product	$7,482,679	$8,379,025	$7,301,428	$(896,346)	(11)%	$1,077,597	15%
Service	2,329,568	2,117,031	1,910,455	212,537	10%	206,576	11%
Total revenues	$9,812,247	$10,496,056	$9,211,883	$(683,809)	(7)%	$1,284,173	14%
Costs of revenues	$3,928,073	$4,218,307	$3,592,441	$(290,234)	(7)%	$625,866	17%
Gross margin	60%	60%	61%	—%		(1)%
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
The decrease in product revenues by 11% in the fiscal year ended June 30, 2024 compared to the prior fiscal year is primarily due to the broad, macro-driven slowdown that has impacted semiconductor demand overall, causing the semiconductor industry to rebalance its supply chain and reduce inventory levels, and memory device manufacturers and foundry/logic customers to reduce their capacity expansion-focused capital expenditure plans.
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
The increase in service revenues by 10% in the fiscal year ended June 30, 2024 compared to the prior fiscal year is primarily attributable to an increase in our installed base.
Revenues by segment(1)

	Year Ended June 30,
(Dollar amounts in thousands)	2024	2023	2022	FY24 vs. FY23		FY23 vs. FY22
Revenues:
Semiconductor Process Control	$8,733,556	$9,324,190	$7,924,822	$(590,634)	(6)%	$1,399,368	18%
Specialty Semiconductor Process	528,701	543,398	456,579	(14,697)	(3)%	86,819	19%
PCB and Component Inspection	552,491	631,604	832,176	(79,113)	(13)%	(200,572)	(24)%
Total segment revenues	$9,814,748	$10,499,192	$9,213,577	$(684,444)	(7)%	$1,285,615	14%
__________
(1)Segment revenues exclude corporate allocations and the effects of changes in foreign currency exchange rates. For additional details, refer to Note 19 “Segment Reporting and Geographic Information” to our Consolidated Financial Statements.

The primary factors impacting the performance of our segment revenues for fiscal year 2024 compared to fiscal year 2023 are summarized as follows:
•Revenue from our Semiconductor Process Control segment decreased in fiscal 2024 compared to fiscal 2023 primarily due to the broad, macro-driven slowdown that has impacted semiconductor demand overall, causing the semiconductor industry to rebalance its supply chain and reduce inventory levels, and memory device manufacturers and foundry/logic customers to reduce their capacity expansion-focused capital expenditure plans.
•Revenue from our Specialty Semiconductor Process segment, which comprises etching and deposition solutions for advanced packaging and specialty semiconductor markets, remained relatively flat in fiscal 2024 compared to fiscal 2023.
•Revenue from our PCB and Component Inspection segment decreased in fiscal 2024 as compared to fiscal 2023 primarily due to continued market softening.
Revenues - Top Customers
The following customers each accounted for more than 10% of our total revenues primarily in our Semiconductor Process Control segment for the indicated periods:

Fiscal Year Ended June 30,
2024	2023	2022
Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited
	Samsung Electronics Co., Ltd.	Samsung Electronics Co., Ltd.
Revenues by region
Revenues by region, based on ship-to location, for the periods indicated were as follows:

	Year Ended June 30,
(Dollar amounts in thousands)	2024		2023		2022
China	$4,196,727	43%	$2,867,443	27%	$2,660,438	29%
Taiwan	1,738,065	18%	2,493,379	24%	2,528,482	27%
North America	1,070,791	11%	1,254,956	12%	928,043	10%
Japan	963,203	10%	888,016	9%	724,773	8%
Korea	906,924	9%	1,895,710	18%	1,430,495	16%
Europe and Israel	540,263	6%	682,103	6%	636,664	7%
Rest of Asia	396,274	3%	414,449	4%	302,988	3%
Total	$9,812,247	100%	$10,496,056	100%	$9,211,883	100%
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

The following table summarizes the major factors that contributed to the changes in gross margin:

Gross Margin
Fiscal Year Ended June 30, 2022	61.0%
Revenue volume of products and services	0.9%
Mix of products and services sold	0.1%
Manufacturing labor, overhead and efficiencies	(0.1)%
Other service and manufacturing costs	(2.1)%
Fiscal Year Ended June 30, 2023	59.8%
Revenue volume of products and services	(1.1)%
Mix of products and services sold	0.6%
Manufacturing labor, overhead and efficiencies	(0.3)%
Other service and manufacturing costs	1.0%
Fiscal Year Ended June 30, 2024	60.0%
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
The increase in our gross margin from 59.8% to 60.0% during the fiscal year ended June 30, 2024 is primarily attributable to a decrease in other service and manufacturing costs and a more profitable mix of products and services sold, partially offset by a lower revenue volume of products and services sold.
Segment gross profit(1)

	Year Ended June 30,
(Dollar amounts in thousands)	2024	2023	2022	FY24 vs. FY23		FY23 vs. FY22
Segment gross profit:
Semiconductor Process Control	$5,629,302	$5,957,573	$5,167,679	$(328,271)	(6)%	$789,894	15%
Specialty Semiconductor Process	282,910	281,942	242,520	968	—%	39,422	16%
PCB and Component Inspection	158,960	221,251	378,964	(62,291)	(28)%	(157,713)	(42)%
_________________
(1)    Segment gross profit is calculated as segment revenues less segment costs of revenues and excludes corporate allocations, amortization of intangible assets and the effects of changes in foreign currency exchange rates. For additional details, refer to Note 19 “Segment Reporting and Geographic Information” to our Consolidated Financial Statements.
The primary factors impacting the performance of our segment gross profits for fiscal year 2024 compared to fiscal year 2023 are summarized as follows:
•Semiconductor Process Control segment gross profit decreased primarily due to a lower revenue volume of products and services sold.
•Specialty Semiconductor Process segment gross profit remained relatively flat.
•PCB and Component Inspection segment gross profit decreased primarily due to a non-cash expenses to write off excess and obsolete inventory largely related to the discontinued Display product lines.

Research and Development

	Year Ended June 30,
(Dollar amounts in thousands)	2024	2023	2022	FY24 vs. FY23		FY23 vs. FY22
R&D expenses	$1,278,981	$1,296,727	$1,105,254	$(17,746)	(1)%	$191,473	17%
R&D expenses as a percentage of total revenues	13%	12%	12%	1%		—%
R&D expenses may fluctuate with product development phases and project timing as well as our R&D efforts. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs and other expenses.
R&D expenses during the fiscal year ended June 30, 2024 decreased compared to the fiscal year ended June 30, 2023 primarily due to a decrease in engineering project material costs of $36.5 million, a decrease in consulting costs of $7.1 million and a decrease in restructuring expense of $5.8 million. These decreases were partially offset by an increase in employee-related expenses of $31.1 million.
Our future operating results will depend significantly on our ability to make products and provide services that have a competitive advantage in our marketplace. To do this, we believe that we must continue to make substantial and focused investments in our R&D. We remain committed to product development in new and emerging technologies.

Selling, General and Administrative

	Year Ended June 30,
(Dollar amounts in thousands)	2024	2023	2022	FY24 vs. FY23		FY23 vs. FY22
SG&A expenses	$969,509	$986,326	$860,007	$(16,817)	(2)%	$126,319	15%
SG&A expenses as a percentage of total revenues	10%	9%	9%	1%		—%
SG&A expenses during the fiscal year ended June 30, 2024 decreased compared to the fiscal year ended June 30, 2023 primarily due to $16.8 million of compensation-related expense from the sale of Orbograph Ltd. (“Orbograph”) recorded in the fiscal year ended June 30, 2023, a decrease in allowance for credit losses of $13.9 million, a decrease in depreciation expense of $11.5 million, a decrease in restructuring expense of $6.6 million and a decrease in promotional expenses of $5.9 million. These decreases were partially offset by an increase in facility-related expenses of $25.3 million and an increase in consulting costs of $12.5 million.
Impairment of Goodwill and Purchased Intangible Assets
During the second quarter of fiscal 2024, we noted a significant deterioration of the long-term forecast for our PCB and Display businesses. As a result, we recorded a $219.0 million goodwill and purchased intangible asset impairment charge for the PCB and Display reporting unit in the second quarter of fiscal 2024. In March 2024, we made the decision to exit the Display business but continue to provide services to the installed base for the discontinued product lines. As a result, we recorded a $70.5 million goodwill impairment charge and an immaterial amount of purchased intangible assets were abandoned in the third quarter of fiscal 2024. See Note 7 “Goodwill and Purchased Intangible Assets” to our Consolidated Financial Statements for further details.
Restructuring Charges
Over the last few years, management approved plans to streamline our operations, which included reductions of workforce.
Restructuring charges were $21.6 million for the year ended June 30, 2024, primarily due to severance and related charges for the restructuring of the PCB and Display operating segment, as described further in Note 7 “Goodwill and Purchased Intangible Assets,” as well as writedowns of certain right of use (“ROU”) assets and fixed assets that were abandoned. Restructuring charges were $44.0 million for the year ended June 30, 2023, primarily due to workforce reductions announced and substantially completed in the third and fourth fiscal quarters.
For additional information, refer to Note 20 “Restructuring Charges” to our Consolidated Financial Statements.

Interest Expense and Other Expense (Income), Net

	Year Ended June 30,
(Dollar amounts in thousands)	2024	2023	2022	FY24 vs. FY23		FY23 vs. FY22
Interest expense	$311,253	$296,940	$160,339	$14,313	5%	$136,601	85%
Other expense (income), net	$(155,075)	$(104,720)	$4,605	(50,355)	(48)%	$(109,325)	(2,374)%
Interest expense as a percentage of total revenues	3%	3%	2%
Other expense (income), net as a percentage of total revenues	(2)%	(1)%	—%
The increase in interest expense during the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023 was primarily due to additional interest expense on our $750.0 million Senior Notes issued in February 2024.
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
The change in Other expense (income), net during the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023 was primarily due to the following: higher interest income of $87.8 million due to higher rates, partially offset by the following: a pre-tax gain of $29.7 million from the sale of our interest in Orbograph to a portfolio company of a private equity firm in fiscal year 2023 and a higher net fair value loss of $17.3 million from an equity security compared to the prior fiscal year.
Loss on Extinguishment of Debt
For the fiscal years ended June 30, 2024 and 2022, we had no loss on extinguishment of debt. For the fiscal year ended June 30, 2023, loss on extinguishment of debt reflected a pre-tax net loss of $13.3 million associated with the redemption of $500.0 million of our Senior Notes due 2024, including associated redemption premiums, accrued interest and other fees and expenses.
Provision for Income Taxes
The following table provides details of income taxes:

	Year Ended June 30,
(Dollar amounts in thousands)	2024	2023	2022
Income before income taxes	$3,190,032	$3,789,190	$3,489,237
Provision for income taxes	$428,136	$401,839	$167,177
Effective tax rate	13.4%	10.6%	4.8%
Tax expense was higher as a percentage of income before taxes during the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023 primarily due to the impact of the following items:
•Tax expense as a percentage of income increased during the fiscal year ended June 30, 2024 due to a $263.1 million goodwill impairment charge, which is non-deductible for income tax purposes; and
•Tax expense decreased by $35.2 million during the fiscal year ended June 30, 2023 primarily relating to a decrease in our unrecognized tax benefits from the settlement of income tax examinations.
Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses incurred in connection with acquisitions, R&D credits as a percentage of aggregate pre-tax income, non-taxable or non-deductible increases or decreases in the assets held within our Executive Deferred Savings Plan (“EDSP”), the tax effects of employee stock activity and the effectiveness of our tax planning strategies. We also continue to monitor the adoption of Pillar Two relating to the global minimum tax in each of our tax jurisdictions to evaluate its impact on our effective income tax rate.
For discussions on tax examinations, assessments and certain related proceedings, see Note 14 “Income Taxes” to our Consolidated Financial Statements.

Liquidity and Capital Resources

	As of June 30,
(Dollar amounts in thousands)	2024	2023	2022
Cash and cash equivalents	$1,977,129	$1,927,865	$1,584,908
Marketable securities	2,526,866	1,315,294	1,123,100
Total cash, cash equivalents and marketable securities	$4,503,995	$3,243,159	$2,708,008
Percentage of total assets	29%	23%	21%

	Year Ended June 30,
(In thousands)	2024	2023	2022
Cash flows:
Net cash provided by operating activities	$3,308,575	$3,669,805	$3,312,702
Net cash used in investing activities	(1,476,985)	(482,571)	(876,458)
Net cash used in financing activities	(1,776,017)	(2,830,289)	(2,257,005)
Effect of exchange rate changes on cash and cash equivalents	(6,309)	(13,988)	(28,941)
Net increase in cash and cash equivalents	$49,264	$342,957	$150,298
Cash, Cash Equivalents and Marketable Securities:
As of June 30, 2024, our cash, cash equivalents and marketable securities totaled $4.50 billion, which represents an increase of $1.26 billion from June 30, 2023. The increase is mainly due to net cash provided by operating activities of $3.31 billion and net proceeds from debt issuance of $735.0 million, partially offset by stock repurchases of $1.74 billion, cash used for payments of dividends and dividend equivalents of $773.0 million and capital expenditures of $277.4 million.
As of June 30, 2024, $1.13 billion of our $4.50 billion of cash, cash equivalents, and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to indefinitely reinvest $122.1 million of the cash, cash equivalents and marketable securities held by our foreign subsidiaries for which we assert that earnings are permanently reinvested. If, however, a portion of these funds were to be repatriated to the U.S., we would be required to accrue and pay state and foreign taxes of approximately 1%-22% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued state and foreign tax on the remaining cash of $1.01 billion of the $1.13 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Cash Dividends:
The total amounts of regular quarterly cash dividends and dividend equivalents paid during the fiscal years ended June 30, 2024, 2023 and 2022 were $773.0 million, $732.6 million and $638.5 million, respectively. The increase in the amount of regular quarterly cash dividends and dividends equivalents paid during the fiscal year ended June 30, 2024 as compared to the fiscal year ended June 30, 2023 reflected the increase in the level of our regular quarterly cash dividend from $1.30 to $1.45 per share that was announced during the three months ended September 30, 2023. The amounts of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights were $11.8 million and $12.2 million as of June 30, 2024 and 2023, respectively. These amounts will be paid upon vesting of the underlying unvested RSUs as described in Note 10 “Equity, Long-term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements.
On August 1, 2024, we announced that our Board of Directors had declared a quarterly cash dividend of $1.45 per share. Refer to Note 21 “Subsequent Events” to our Consolidated Financial Statements for additional information regarding the declaration of our quarterly cash dividend announced subsequent to June 30, 2024.
Stock Repurchases:
The shares repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the fiscal years ended June 30, 2024 and 2023. Our stock repurchase program is intended, in part, to mitigate the potential dilutive impact related to our equity incentive plans and shares issued in connection with our ESPP as well as to return excess cash to our stockholders. As of June 30, 2024, an aggregate of $2.18 billion was available for repurchase under our stock repurchase program, which reflects an increase in the authorized repurchase amount of $2.00 billion in the first quarter of fiscal 2024.

Cash Flows Provided by Operating Activities:
We have historically financed our liquidity requirements through cash generated from operations. Net cash provided by operating activities during the fiscal year ended June 30, 2024 decreased by $361.2 million compared to the fiscal year ended June 30, 2023, from $3.67 billion to $3.31 billion, primarily as a result of the following factors:
•A decrease in collections of approximately $769 million mainly driven by lower shipments and customer prepayments;
•An increase in income tax payments of approximately $336 million as some of the tax payments due in the prior fiscal year were delayed to the current fiscal year due to California Flood Tax Relief; and
•An increase in debt interest payment of approximately $53 million; partially offset by
•A decrease in accounts payable payments of approximately $720 million as we adjusted inventory levels to reflect lower business volumes;
•An increase in interest income of approximately $87 million, driven by higher interest rates and invested cash balances.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the fiscal year ended June 30, 2024 was $1.48 billion compared to $482.6 million during the fiscal year ended June 30, 2023. This increase in cash used was mainly due to an increase in net purchases of available-for-sale, equity and trading securities of $1.01 billion and a decrease in proceeds from the sale of a business of $75.4 million, partially offset by a decrease in capital expenditures of $64.2 million and a decrease in cash used in business acquisitions of $23.5 million.
Cash Flows Used in Financing Activities:
Net cash used in financing activities during the fiscal year ended June 30, 2024 was $1.78 billion compared to $2.83 billion during the fiscal year ended June 30, 2023. This decrease was mainly due to a net increase in debt-related proceeds of $1.53 billion, partially offset by an increase in cash used for common stock repurchases of $423.9 million, and an increase in cash paid for dividends and dividend equivalents of $40.5 million.
Senior Notes:
As of June 30, 2024, we had an aggregate principal amount of senior, unsecured notes totaling $6.70 billion with due dates ranging from fiscal 2025 through fiscal 2063. For additional information on these senior notes, see Note 8 “Debt” in the Notes to the Consolidated Financial Statements. As of June 30, 2024, we were in compliance with all of our covenants under the relevant indentures associated with the Senior Notes.
Revolving Credit Facility:
We have in place a Credit Agreement for an unsecured Revolving Credit Facility with a maturity of June 8, 2027 that allows us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. As of June 30, 2024 and 2023, we had no outstanding borrowings under the Revolving Credit Facility. We were in compliance with all covenants under the Credit Agreement as of June 30, 2024 (the leverage ratio was 1.51 to 1.00 and our then maximum allowed leverage ratio was 3.50 to 1.00). Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2025. For additional information on the Revolving Credit Facility, see Note 8 “Debt” in the Notes to the Consolidated Financial Statements.
Factoring Arrangements
We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, we periodically sell certain letters of credit (“LC”), without recourse, received from customers as payment for goods and services.
The following table shows total receivables sold under factoring agreements and proceeds from sales of LC for the indicated periods:

	Year Ended June 30,
(In thousands)	2024	2023	2022
Receivables sold under factoring agreements	$254,889	$328,933	$250,983
Proceeds from sales of LC	$22,242	$69,247	$151,924
 Factoring and LC fees for the sale of certain trade receivables were recorded in Other expense (income), net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $83.9 million, of which $49.9 million had been issued as of June 30, 2024, primarily to fund guarantees to customs authorities for value-added tax and other operating requirements of our subsidiaries in Europe, Israel, and Asia.
Material Cash Requirements
The following is a schedule summarizing our future material cash requirements as of June 30, 2024:

(In thousands)	Total	Short-Term	Long-term
Debt obligations(1)	$6,700,000	$750,000	$5,950,000
Interest payments associated with all debt obligations(2)	5,767,881	292,681	5,475,200
Purchase commitments(3)	2,172,863	1,990,254	182,609
Income taxes payable(4)	250,864	—	250,864
Operating leases(5)	224,171	43,565	180,606
Cash long-term incentive program(6)	143,134	64,994	78,140
Pension obligations(7)	52,037	3,203	48,834
EDSP(8)	303,088	—	303,088
Transition tax payable(9)	146,696	65,357	81,339
Liability for employee rights upon retirement(10)	45,884	—	45,884
Other(11)	11,832	5,728	6,104
Total material cash requirements	$15,818,450	$3,215,782	$12,602,668
______________
(1)Represents $6.70 billion aggregate principal amount of Senior Notes due from fiscal year 2025 to fiscal year 2063.
(2)The interest payments associated with the Senior Notes payable included in the table above are based on the principal amount multiplied by the applicable interest rate for each series of Senior Notes. As of July 2, 2024, the commitment fee payment under the Revolving Credit Facility for the undrawn balance is payable at 5.5 bps based on the daily undrawn balance, and we assumed no borrowings under the Revolving Credit Facility for the future and utilized the existing commitment fee rate for the projected interest payments included in the table above. Our future interest payments for the Revolving Credit Facility are subject to change due to our actual borrowings under the Revolving Credit Facility, any upgrades or downgrades to our then-effective credit rating as well as the Company’s performance against certain environmental sustainability KPIs related to GHG emissions and renewable electricity usage.
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

(6)As part of our employee compensation program, we issue cash-based long-term incentive (“Cash LTI”) awards to many of our employees. Cash LTI awards issued to employees under the Cash Long-Term Incentive Plan (“Cash LTI Plan”) generally vest in three or four equal installments. The amounts in the table above are those committed under the Cash LTI Plan; the expected total payment after estimated forfeitures is approximately $123 million. For additional details, refer to Note 10 “Equity, Long-term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements.
(7)Represents an estimate of expected benefit payments up to fiscal year 2034 that was actuarially determined and excludes the minimum cash required to contribute to our defined benefit pension plans. As of June 30, 2024, our defined benefit pension plans do not have material required minimum cash contribution obligations.
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

Working Capital:
Working capital was $5.37 billion as of June 30, 2024, which represents an increase of $741.2 million compared to our working capital as of June 30, 2023. As of June 30, 2024, our principal sources of liquidity consisted of $4.50 billion of cash, cash equivalents and marketable securities and availability under our Revolving Credit Facility. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions, and other factors such as uncertainty in the global and regional economies and the semiconductor, semiconductor-related and electronic device industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances and our Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.
Our credit ratings as of June 30, 2024 are summarized below:

Rating Agency	Rating
Fitch	A
Moody’s	A2
S&P	A-
In December 2023, Fitch upgraded our senior unsecured credit rating from A- to A. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor capital equipment industries, our financial position, material acquisitions and changes in our business strategy.
Off-Balance Sheet Arrangements:
As of June 30, 2024, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition and results of operations that are material to investors.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of June 30, 2024. Actual results may differ materially.
As of June 30, 2024, we had an investment portfolio of fixed income securities of $1.71 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of June 30, 2024, the fair value of the portfolio would have declined by $16.1 million.
The fair market value of our long-term fixed interest rate Senior Notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as market interest rates fall and decrease as market interest rates rise. As of June 30, 2024, the fair value and the book value of our Senior Notes due in various fiscal years ranging from 2025 to 2063 were $6.26 billion and $6.63 billion, respectively.
We have in place a Revolving Credit Facility that allows us to borrow up to $1.50 billion, has a maturity date of June 8, 2027 with two one-year extension options, and may be increased by an amount up to $250.0 million in the aggregate. As of June 30, 2024, we had no borrowings under the Revolving Credit Facility. Each Term SOFR Loan will bear interest at a rate per annum equal to the applicable Adjusted Term SOFR rate, which is equal to the applicable Term SOFR rate plus 10 bps that shall not be less than zero, plus a spread ranging from 75 bps to 125 bps, as determined by our credit ratings at the time. The fair value of the borrowings under the Revolving Credit Facility is subject to interest rate and credit risk due to the timing of the rate resets and changes in the market’s assessment of risk of default, respectively. Pursuant to the terms of the Credit Agreement, we are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility at a rate that ranges from 4.5 bps to 12.5 bps, depending upon our then prevailing credit rating. As of June 30, 2024 the annual commitment fee was 6 bps. Additionally, as of June 30, 2024, if our credit ratings were downgraded to be below investment grade, the maximum potential increase to our annual commitment fee for the Revolving Credit Facility, using the highest range of the ranges discussed above, is estimated to be approximately $1 million.
Our equity investment in a publicly traded company is subject to market price risk, which we typically do not attempt to reduce or eliminate through hedging activities. As of June 30, 2024, the fair value of our investment in the marketable equity security, which began publicly trading on the Tokyo Stock Exchange on April 5, 2021, was $25.6 million. Assuming a decline of 50% in market prices, the aggregate value of our investment in the marketable equity security could decrease by approximately $13 million, based on the value as of June 30, 2024.
See Note 5 “Marketable Securities” to our Consolidated Financial Statements in Part II, Item 8; “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7; and “Risk Factors” in Part I Item 1A of this Annual Report on Form 10-K for a description of recent market events that may affect the value of the investments in our portfolio that we held as of June 30, 2024.
As of June 30, 2024, we had net forward and option contracts to purchase $254.1 million in foreign currency in order to hedge certain currency exposures (see Note 17 “Derivative Instruments and Hedging Activities” to our Consolidated Financial Statements for additional details). If we had entered into these contracts on June 30, 2024, the U.S. dollar equivalent would have been $274.9 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $124.1 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our results of operations or cash flows.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KLA CORPORATION
Consolidated Balance Sheets

	As of June 30,
(In thousands, except par value)	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,977,129	$1,927,865
Marketable securities	2,526,866	1,315,294
Accounts receivable, net	1,833,041	1,753,361
Inventories	3,034,781	2,876,784
Other current assets	659,327	498,728
Total current assets	10,031,144	8,372,032
Land, property and equipment, net	1,109,968	1,031,841
Goodwill, net	2,015,726	2,278,820
Deferred income taxes	915,241	816,899
Purchased intangible assets, net	668,764	935,303
Other non-current assets	692,723	637,462
Total assets	$15,433,566	$14,072,357
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$359,487	$371,026
Deferred system revenue	985,856	651,720
Deferred service revenue	501,926	416,606
Current portion of long-term debt	749,936	—
Other current liabilities	2,063,569	2,303,490
Total current liabilities	4,660,774	3,742,842
Long-term debt	5,880,199	5,890,736
Deferred tax liabilities	486,690	529,287
Deferred service revenue	294,460	176,681
Other non-current liabilities	743,115	813,058
Total liabilities	12,065,238	11,152,604
Commitments and contingencies (Notes 9, 15 and 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 280,649 and 279,995 shares issued, 134,425 and 136,750 shares outstanding, as of June 30, 2024 and June 30, 2023, respectively	134	137
Capital in excess of par value	2,279,999	2,107,526
Retained earnings	1,137,270	848,431
Accumulated other comprehensive loss	(49,075)	(36,341)
Total stockholders’ equity	3,368,328	2,919,753
Total liabilities and stockholders’ equity	$15,433,566	$14,072,357

See accompanying notes to Consolidated Financial Statements.

KLA CORPORATION
Consolidated Statements of Operations

	Year Ended June 30,
(In thousands, except per share amounts)	2024	2023	2022
Revenues:
Product	$7,482,679	$8,379,025	$7,301,428
Service	2,329,568	2,117,031	1,910,455
Total revenues	9,812,247	10,496,056	9,211,883
Costs and expenses:
Costs of revenues	3,928,073	4,218,307	3,592,441
Research and development	1,278,981	1,296,727	1,105,254
Selling, general and administrative	969,509	986,326	860,007
Impairment of goodwill and purchased intangible assets	289,474	—	—
Interest expense	311,253	296,940	160,339
Loss on extinguishment of debt	—	13,286	—
Other expense (income), net	(155,075)	(104,720)	4,605
Income before income taxes	3,190,032	3,789,190	3,489,237
Provision for income taxes	428,136	401,839	167,177
Net income	2,761,896	3,387,351	3,322,060
Less: Net income attributable to non-controlling interest	—	74	253
Net income attributable to KLA	$2,761,896	$3,387,277	$3,321,807
Net income per share attributable to KLA
Basic	$20.41	$24.28	$22.07
Diluted	$20.28	$24.15	$21.92
Weighted-average number of shares:
Basic	135,345	139,483	150,494
Diluted	136,187	140,235	151,555

See accompanying notes to Consolidated Financial Statements.

KLA CORPORATION
Consolidated Statements of Comprehensive Income

	Year Ended June 30,
(In thousands)	2024	2023	2022
Net income	$2,761,896	$3,387,351	$3,322,060
Other comprehensive income (loss):
Currency translation adjustments:
Cumulative currency translation adjustments	(11,763)	(22,288)	(15,915)
Income tax benefit	544	1,547	4,592
Net change related to currency translation adjustments	(11,219)	(20,741)	(11,323)
Cash flow hedges:
Net unrealized gains arising during the period	9,737	30,025	104,952
Reclassification adjustments for net gains included in net income	(25,904)	(29,058)	(5,919)
Income tax (provision) benefit	2,466	2,141	(22,105)
Net change related to cash flow hedges	(13,701)	3,108	76,928
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	3,043	6,074	(1,438)
Available-for-sale securities:
Net unrealized gains (losses) arising during the period	11,527	2,459	(20,792)
Reclassification adjustments for net losses included in net income	103	986	306
Income tax (provision) benefit	(2,487)	(756)	4,405
Net change related to available-for-sale securities	9,143	2,689	(16,081)
Other comprehensive income (loss)	(12,734)	(8,870)	48,086
Less: Comprehensive income attributable to non-controlling interest	—	74	253
Total comprehensive income attributable to KLA	$2,749,162	$3,378,407	$3,369,893

See accompanying notes to Consolidated Financial Statements.

KLA CORPORATION
Consolidated Statements of Stockholders’ Equity

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2021	152,776	$2,175,988	$1,277,123	$(75,557)	$3,377,554	$(1,912)	$3,375,642
Net income attributable to KLA	—	—	3,321,807	—	3,321,807	—	3,321,807
Net income attributable to non-controlling interest	—	—	—	—	—	253	253
Other comprehensive income	—	—	—	48,086	48,086	—	48,086
Net issuance under employee stock plans	796	28,644	—	—	28,644	—	28,644
Repurchase of common stock	(11,768)	(1,269,610)	(3,592,657)	—	(4,862,267)	—	(4,862,267)
Cash dividends ($4.20 per share) and dividend equivalents declared	—	—	(639,391)	—	(639,391)	—	(639,391)
Dividend to non-controlling interest	—	—	—	—	—	(602)	(602)
Stock-based compensation expense	—	126,918	—	—	126,918	—	126,918
Balances as of June 30, 2022	141,804	1,061,940	366,882	(27,471)	1,401,351	(2,261)	1,399,090
Net income attributable to KLA	—	—	3,387,277	—	3,387,277	—	3,387,277
Net income attributable to non-controlling interest	—	—	—	—	—	74	74
Other comprehensive loss	—	—	—	(8,870)	(8,870)	—	(8,870)
Net issuance under employee stock plans	790	29,930	—	—	29,930	—	29,930
Repurchase of common stock	(5,844)	842,467	(2,172,181)	—	(1,329,714)	—	(1,329,714)
Cash dividends ($5.20 per share) and dividend equivalents declared	—	—	(733,547)	—	(733,547)	—	(733,547)
Stock-based compensation expense	—	171,424	—	—	171,424		171,424
Purchase of non-controlling interest	—	1,902	—	—	1,902	(6,196)	(4,294)
Disposal of non-controlling interest	—	—	—	—	—	8,383	8,383
Balances as of June 30, 2023	136,750	2,107,663	848,431	(36,341)	2,919,753	—	2,919,753
Net income attributable to KLA	—	—	2,761,896	—	2,761,896	—	2,761,896
Other comprehensive loss	—	—	—	(12,734)	(12,734)	—	(12,734)
Net issuance under employee stock plans	707	1,908	—	—	1,908	—	1,908
Repurchase of common stock	(3,032)	(42,133)	(1,700,368)	—	(1,742,501)	—	(1,742,501)
Cash dividends ($5.65 per share) and dividend equivalents declared	—	—	(772,689)	—	(772,689)	—	(772,689)
Stock-based compensation expense	—	212,695	—	—	212,695		212,695
Balances as of June 30, 2024	134,425	$2,280,133	$1,137,270	$(49,075)	$3,368,328	$—	$3,368,328

See accompanying notes to Consolidated Financial Statements.

KLA CORPORATION
Consolidated Statements of Cash Flows

	Year Ended June 30,
(In thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$2,761,896	$3,387,351	$3,322,060
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill and purchased intangible assets	289,474	9,905	5,962
Depreciation and amortization	401,730	415,113	363,344
Loss on extinguishment of debt	—	13,286	—
Unrealized foreign exchange (gain) loss and other	(12,533)	(17,825)	46,531
Asset impairment charges	11,307	—	—
Disposal of non-controlling interest	—	8,270	—
Stock-based compensation expense	212,695	171,424	126,918
Gain on sale of business	—	(29,687)	—
Deferred income taxes	(155,228)	(298,145)	(329,501)
Settlement of treasury lock agreement	415	—	82,799
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	(80,894)	(48,534)	(510,326)
Inventories	(164,092)	(749,047)	(567,003)
Other assets	(289,509)	(121,018)	(217,070)
Accounts payable	24,976	(144,661)	101,632
Deferred system revenue	334,136	150,750	213,368
Deferred service revenue	203,106	88,223	129,718
Other liabilities	(228,904)	834,400	544,270
Net cash provided by operating activities	3,308,575	3,669,805	3,312,702
Cash flows from investing activities:
Proceeds from sale of assets	5,079	—	27,658
Net proceeds from sale of business	—	75,358	—
Business acquisitions, net of cash acquired	(3,682)	(27,144)	(479,113)
Capital expenditures	(277,384)	(341,591)	(307,320)
Purchases of available-for-sale securities	(2,756,987)	(1,441,933)	(987,660)
Proceeds from sale of available-for-sale securities	107,773	124,620	113,538
Proceeds from maturity of available-for-sale securities	1,459,864	1,134,182	760,548
Purchases of trading securities	(134,098)	(96,611)	(121,254)
Proceeds from sale of trading securities	121,020	89,528	116,350
Proceeds from other investments	1,430	1,020	795
Net cash used in investing activities	(1,476,985)	(482,571)	(876,458)
Cash flows from financing activities:
Payment of debt issuance costs	—	(6,515)	—
Proceeds from issuance of debt, net of issuance costs	735,043	—	2,967,409
Proceeds from revolving credit facility, net of costs	—	300,000	875,000
Repayment of debt	—	(1,087,250)	(620,000)
Common stock repurchases	(1,735,746)	(1,311,864)	(3,967,806)
Forward contract for accelerated share repurchases	—	—	(900,000)
Payment of dividends to stockholders	(773,041)	(732,556)	(638,528)
Payment of dividends to subsidiary’s non-controlling interest holders	—	—	(602)
Issuance of common stock	144,934	124,847	113,014
Tax withholding payments related to vested and released restricted stock units	(143,024)	(94,806)	(84,371)
Contingent consideration payable and other, net	(4,183)	(17,850)	(1,121)
Purchase of non-controlling interest	—	(4,295)	—
Net cash used in financing activities	(1,776,017)	(2,830,289)	(2,257,005)
Effect of exchange rate changes on cash and cash equivalents	(6,309)	(13,988)	(28,941)
Net increase in cash and cash equivalents	49,264	342,957	150,298
Cash and cash equivalents at beginning of period	1,927,865	1,584,908	1,434,610
Cash and cash equivalents at end of period	$1,977,129	$1,927,865	$1,584,908
Supplemental cash flow disclosures:
Income taxes paid, net	$830,835	$495,101	$464,526
Interest paid	$276,597	$223,955	$154,673
Non-cash activities:
Contingent consideration payable - financing activities	$(765)	$(1,878)	$16,281
Dividends payable - financing activities	$8,043	$7,903	$7,028
Unsettled common stock repurchase - financing activities	$5,500	$11,000	$—
Accrued purchase of land, property and equipment - investing activities	$13,849	$18,445	$19,595

See accompanying notes to Consolidated Financial Statements.

KLA CORPORATION
Notes to Consolidated Financial Statements
NOTE 1— DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business and Principles of Consolidation. KLA Corporation and its majority-owned subsidiaries (“KLA” or the “Company” and also referred to as “we,” “our,” “us” or similar references) is a supplier of process equipment, process control equipment, and data analytics products for a broad range of industries, including semiconductors and printed circuit boards (“PCB”). We provide advanced process control and process-enabling solutions for manufacturing and testing wafers and reticles, integrated circuits (“IC”), advanced packaging, light-emitting diodes, power devices, compound semiconductor devices, microelectromechanical systems (“MEMS”), data storage and PCBs as well as general materials research. We also provide comprehensive support and services across our installed base. Our extensive portfolio of inspection, metrology and data analytics products, and related services, helps IC manufacturers achieve target yield throughout the entire semiconductor fabrication process, from research and development (“R&D”) to final volume production. We develop and sell advanced vacuum deposition and etching process tools, which are used by a broad range of specialty semiconductor customers. We enable electronic device manufacturers to inspect, test and measure PCBs and ICs to verify their quality, deposit a pattern of desired electronic circuitry on the relevant substrate and perform three-dimensional shaping of metalized circuits on multiple surfaces. Our advanced products, coupled with our unique yield management software and services, allow us to deliver the solutions our semiconductor and PCB customers need to achieve their productivity goals by significantly reducing their risks and costs and improving their overall profitability and return on investment. Headquartered in Milpitas, California, we have subsidiaries both in the U.S. and key markets throughout the world.
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
Cash Equivalents and Fixed Income Marketable Securities. All highly liquid debt instruments with original or remaining maturities of less than three months at the date of purchase are cash equivalents. Fixed income marketable securities are generally classified as available-for-sale for use in current operations, if required, and are reported at fair value, with unrealized gains and non-credit related unrealized losses, net of tax, presented as a separate component of stockholders’ equity under the caption “Accumulated other comprehensive income (loss).” All realized gains and losses are recorded in earnings in the period of occurrence. The specific identification method is used to determine the realized gains and losses on investments.
We regularly review the available-for-sale debt securities in an unrealized loss position and evaluate the current expected credit loss by considering available information relevant to the collectability of the security, such as historical experience, market data, issuer-specific factors including credit ratings, default and loss rates of the underlying collateral and structure and credit enhancements, current economic conditions and reasonable and supportable forecasts. There were no credit losses on available-for-sale debt securities recognized in the years ended June 30, 2024, 2023 and 2022.
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
Allowance for Credit Losses. A majority of our accounts receivable are derived from sales to large multinational semiconductor and electronics manufacturers throughout the world. We maintain an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Operations. We assess collectability by reviewing accounts receivable on a collective basis where similar risk characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The allowance for credit losses is reviewed on a quarterly basis to assess the adequacy of the allowance. Our assessment considered estimates of expected credit and collectability trends. The credit losses recognized on accounts receivable were not significant as of June 30, 2024 and 2023. Volatility in market conditions and evolving credit trends are difficult to predict and may cause variability that may have a material impact on our allowance for credit losses in future periods.
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
Construction-in-process assets are not depreciated until the assets are placed in service. Depreciation expense for the fiscal years ended June 30, 2024, 2023 and 2022 was $181.7 million, $154.2 million and $122.2 million, respectively.
Leases. Under Accounting Standards Codification (“ASC”) 842, Leases, a contract is or contains a lease when we have the right to control the use of an identified asset for a period of time. We determine if an arrangement is a lease at inception of the contract, which is the date on which the terms of the contract are agreed to, and the agreement creates enforceable rights and obligations. The commencement date of the lease is the date that the lessor makes an underlying asset available for our use. On the commencement date, leases are evaluated for classification and assets and liabilities are recognized based on the present value of lease payments over the lease term.
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
Goodwill, Purchased Intangible Assets and Impairment Assessment. Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. We assess goodwill for impairment annually during our third fiscal quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. We have the option to perform a qualitative assessment prior to necessitating a quantitative impairment test. In the qualitative assessment, if we determine that it is more likely than not that the fair value of a reporting unit is less than the carrying value, a quantitative test is then performed, which involves comparing the estimated fair value of a reporting unit to its carrying value including goodwill. If goodwill is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value. Refer to Note 7 “Goodwill and Purchased Intangible Assets” for information related to determining the fair value of a reporting unit.
Purchased intangible assets that are not considered to have an indefinite useful life are amortized over their estimated useful lives, which generally range from six months to nine years. The carrying values of our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable.
Impairment of Long-Lived Assets. Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Events or changes in circumstances that could affect the likelihood that we will be required to recognize an impairment charge for the long-lived assets primarily include declines in our operating cash flows from the use of these assets. We determine whether long-lived assets are recoverable based on the forecasted undiscounted future cash flows that are expected to be generated by the lowest-level associated asset grouping. If the undiscounted cash flows used in the recoverability test are less than the long-lived assets’ carrying value, we recognize an impairment loss for the amount that the carrying value exceeds the fair value. We determine the fair value of long-lived assets using the income approach, primarily by applying the relief-from-royalty or multi-period excess-earnings methods, when deemed appropriate.

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
The following customers each accounted for more than 10% of total revenues, primarily in the Semiconductor Process Control segment, for the indicated periods:

Year Ended June 30,
2024	2023	2022
Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited
	Samsung Electronics Co., Ltd.	Samsung Electronics Co., Ltd.
The following customers each accounted for more than 10% of net accounts receivable as of the dates indicated below:

As of June 30,
2024	2023
Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited
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
Derivative Financial Instruments. We use financial instruments, such as foreign exchange contracts including forward and options transactions, to hedge a portion of, but not all, existing and forecasted foreign currency denominated transactions. The purpose of our foreign exchange hedging program is to manage the effect of exchange rate fluctuations on certain foreign currency denominated revenues, costs and eventual cash flows. The effect of exchange rate changes on foreign exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. We also use forward contracts to hedge the risk associated with the variability of cash flows due to changes in the benchmark interest rate of the intended debt financing (“Rate Lock Agreements”). We believe these financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates or interest rates. All of our derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments adjusted for risk of counterparty non-performance.

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
Revenue Recognition. We primarily derive revenue from the sale of process control and process-enabling solutions for the semiconductor and related electronics industries, maintenance and support of all these products, installation and training services and the sale of spare parts. Our portfolio includes yield enhancement and production solutions for manufacturing wafers and reticles, ICs, packaging, PCBs and flat panel displays (“FPD”), as well as comprehensive support and services across our installed base.
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
We enter into volume purchase agreements with some of our customers. We adjust the transaction consideration for estimated credits and incentives earned by our customers. These credits are estimated based upon the forecasted and actual product sales for any given period and agreed incentive rate. The estimate is reviewed for material changes and updated at each reporting period.
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
Accounting for Non-qualified Deferred Compensation Plan. We have a non-qualified deferred compensation plan (known as the “Executive Deferred Savings Plan” (“EDSP”)) under which certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. We control the investment of these funds, and the participants remain general creditors of ours. We invest these funds in certain mutual funds and such investments are classified as trading securities in the Consolidated Balance Sheets. Investments in trading securities are measured at fair value in the statement of financial position. Unrealized holding gains and losses for trading securities are included in earnings. Distributions from the EDSP commence following a participant’s retirement or termination of employment or on a specified date allowed per the EDSP provisions, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. Participants can generally elect for the distributions to be paid in a lump sum or quarterly cash payments over a scheduled period for up to 15 years and are allowed to make subsequent changes to their existing elections as permissible under the EDSP provisions. The liability associated with the EDSP is included as a component of other current liabilities in the

Consolidated Balance Sheets. Changes in the EDSP liability are recorded in SG&A expense in the Consolidated Statements of Operations. The net expense (benefit) associated with changes in the liability included in SG&A expense was $37.2 million, $27.6 million and $(44.2) million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively. We also have a deferred compensation asset that corresponds to the liability under the EDSP and it is included as a component of other non-current assets in the Consolidated Balance Sheets. Changes in the EDSP assets are recorded as gains (losses), net in SG&A expense in the Consolidated Statements of Operations. The amount of net gains (losses) included in SG&A expense were $36.6 million, $27.6 million and $(44.3) million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively.
Income Taxes. We account for current and deferred income taxes in accordance with the authoritative guidance, which requires that the income tax impact is to be recognized in the period in which the law is enacted. Current income tax expense represents taxes paid or payable for the current period. Deferred tax assets and liabilities are recognized using enacted tax rates for the future tax impact of temporary differences between the financial statement and tax bases of recorded assets and liabilities. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized based on historical and projected future taxable income over the periods in which the temporary differences are expected to be recovered or settled.
We record income taxes on the undistributed earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered indefinitely reinvested outside the U.S. Our income taxes will be greater if some or all of the indefinitely reinvested earnings are taxable when distributed to the U.S.
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

	As of	As of	As of
(In thousands, except for percentages)	June 30, 2024	June 30, 2023	June 30, 2022	Change in Fiscal 2024		Change in Fiscal 2023
Accounts receivable, net	$1,833,041	$1,753,361	$1,811,877	$79,680	5%	$(58,516)	(3)%
Contract assets	$69,259	$117,137	$114,747	$(47,878)	(41)%	$2,390	2%
Contract liabilities	$1,782,242	$1,245,007	$1,007,324	$537,235	43%	$237,683	24%
Our payment terms and conditions vary by contract type, although terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of shipment, with the remainder payable within 30 days of acceptance.
The change in contract assets during the fiscal year ended June 30, 2024 was mainly due to $104.1 million of contract assets reclassified to net accounts receivable as our right to consideration for these contract assets became unconditional, partially offset by $56.8 million of revenue recognized for which the payment is subject to conditions other than the passage of time. Contract assets are included in other current assets on our Consolidated Balance Sheets.
The change in contract liabilities during the fiscal year ended June 30, 2024 was mainly due to the value of products and services billed to customers for which control of the products and services has not transferred to the customers, partially offset by the recognition in revenue of $963.5 million that was included in contract liabilities as of June 30, 2023. The change in contract liabilities during the fiscal year ended June 30, 2023 was mainly due to the value of products and services billed to customers for which control of the products and services has not transferred to the customers, partially offset by the recognition in revenue of $819.0 million that was included in contract liabilities as of June 30, 2022. Contract liabilities are included in current and non-current liabilities on our Consolidated Balance Sheet.

Remaining Performance Obligations
As of June 30, 2024, we had $9.83 billion of remaining performance obligations (“RPO”), which represents our obligation to deliver products and services, and primarily consists of sales orders where written customer requests have been received. This amount includes customer deposits of $745.7 million as disclosed in Note 4 “Financial Statement Components” and excludes contract liabilities of $1.78 billion as disclosed above. We expect to recognize approximately 59% to 64% of these performance obligations as revenue in the next 12 months, 29% to 34% in the subsequent 12 months and the remainder thereafter, but this estimate is subject to constant change. The timing of revenue recognition of our RPO is evaluated quarterly and is largely driven by multiple variables, many of which are beyond our control, such as: the readiness of customer fabs, end market needs for capacity, changes in the estimated versus actual start time of customers’ projects, timing of delivery and installation dates, supply chain constraints and changes in regulations. Our customers are currently purchasing equipment from us with lead times that are longer than our historical experience. As customers try to balance the evolution of their technological, production or market needs with the timing and content of orders placed with us, there is elevated risk of order modifications, pushouts or cancellations.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers between Level 1, Level 2 and Level 3 fair value measurements during the years ended June 30, 2024 and June 30, 2023.
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

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the date indicated below were presented on our Consolidated Balance Sheets as follows:

As of June 30, 2024 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Little or No Market Activity Inputs (Level 3)
Assets
Cash equivalents:
Corporate debt securities	$2,312	$—	$2,312	$—
Money market funds and other	1,585,832	1,585,832	—	—
U.S. Treasury securities	35,158	—	35,158	—
Marketable securities:
Corporate debt securities	771,920	—	771,920	—
Municipal securities	41,159	—	41,159	—
U.S. Government agency securities	105,874	105,874	—	—
U.S. Treasury securities	716,148	476,230	239,918	—
Equity securities	25,566	25,566	—	—
Total cash equivalents and marketable securities(1)	3,283,969	2,193,502	1,090,467	—
Other current assets:
Derivative assets	36,503	—	36,503	—
Other non-current assets:
EDSP	303,365	272,816	30,549	—
Total financial assets(1)	$3,623,837	$2,466,318	$1,157,519	$—
Liabilities
Derivative liabilities	$(15,683)	$—	$(15,683)	$—
Total financial liabilities	$(15,683)	$—	$(15,683)	$—
__________________
(1)Excludes cash of $287.6 million held in operating accounts and time deposits of $932.4 million (of which $66.2 million were cash equivalents) as of June 30, 2024.

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

NOTE 4 — FINANCIAL STATEMENT COMPONENTS
Consolidated Balance Sheets

	As of June 30,
(In thousands)	2024	2023
Accounts receivable, net:
Accounts receivable, gross	$1,865,823	$1,786,993
Allowance for credit losses	(32,782)	(33,632)
	$1,833,041	$1,753,361
Inventories:
Customer service parts	$589,751	$524,096
Raw materials	1,485,400	1,559,202
Work-in-process	700,895	578,864
Finished goods	258,735	214,622
	$3,034,781	$2,876,784
Other current assets:
Deferred costs of revenue	$279,879	$133,067
Prepaid expenses	124,969	121,204
Prepaid income and other taxes	102,398	64,901
Contract assets	69,259	117,137
Other current assets	82,822	62,419
	$659,327	$498,728
Land, property and equipment, net:
Land	$78,260	$72,287
Buildings and leasehold improvements	919,919	825,975
Machinery and equipment	1,116,793	1,016,713
Office furniture and fixtures	64,480	58,036
Construction-in-process	215,006	168,817
	2,394,458	2,141,828
Less: accumulated depreciation	(1,284,490)	(1,109,987)
	$1,109,968	$1,031,841
Other non-current assets:
EDSP	$303,365	$256,846
Operating lease ROU assets	231,812	208,706
Other non-current assets	157,546	171,910
	$692,723	$637,462
Other current liabilities:
Customer deposits	$645,893	$769,000
Compensation and benefits	371,713	370,536
EDSP	303,088	258,223
Income taxes payable	146,740	383,012
Interest payable	128,727	105,270
Operating lease liabilities	36,391	34,042
Other liabilities and accrued expenses	431,017	383,407
	$2,063,569	$2,303,490
Other non-current liabilities:
Income taxes payable	$291,106	$322,113
Operating lease liabilities	153,117	138,354
Customer deposits	99,794	156,874
Pension liabilities	51,778	63,672
Other non-current liabilities	147,320	132,045
	$743,115	$813,058

Accumulated Other Comprehensive Income (Loss)
The components of AOCI as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of June 30, 2024	$(75,846)	$(3,654)	$46,243	$(15,818)	$(49,075)

Balance as of June 30, 2023	$(64,627)	$(12,797)	$59,944	$(18,861)	$(36,341)

The effects on net income of amounts reclassified from AOCI to the Consolidated Statements of Operations for the indicated periods were as follows (in thousands, amounts in parentheses indicate debits or reductions to earnings):

	Location in the Consolidated Statements of Operations	Year Ended June 30,
AOCI Components		2024	2023	2022
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$18,374	$31,837	$10,688
	Costs of revenues and operating expenses	3,766	(6,526)	(3,762)
	Interest expense	3,764	3,747	(1,007)
	Net gains (losses) reclassified from AOCI	$25,904	$29,058	$5,919

Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$(103)	$(986)	$(306)
The amounts reclassified out of AOCI related to our defined benefit pension plans, which were recognized as a component of net periodic cost, for the fiscal years ended June 30, 2024, 2023 and 2022 were $1.1 million, $1.7 million and $1.4 million, respectively. For additional details, refer to Note 13 “Employee Benefit Plans.”
Consolidated Statements of Operations
The following table shows Other expense (income), net for the indicated periods:

	Year Ended June 30,
(In thousands)	2024	2023	2022
Other expense (income), net:
Interest income	$(160,688)	$(74,095)	$(8,695)
Foreign exchange (gains) losses, net	(7,268)	233	3,925
Net realized losses on sale of investments	103	986	306
Other	12,778	(31,844)	9,069
	$(155,075)	$(104,720)	$4,605

NOTE 5 — MARKETABLE SECURITIES
The amortized cost and fair value of our fixed income marketable securities as of the dates indicated below were as follows:

As of June 30, 2024 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$775,277	$973	$(2,018)	$774,232
Money market funds and other	1,585,832	—	—	1,585,832
Municipal securities	41,343	13	(197)	41,159
U.S. Government agency securities	106,101	26	(253)	105,874
U.S. Treasury securities	754,505	209	(3,408)	751,306
Subtotal	3,263,058	1,221	(5,876)	3,258,403
Add: Time deposits(1)	932,436	—	—	932,436
Less: Cash equivalents	1,689,540	—	(1)	1,689,539
Marketable securities(2)	$2,505,954	$1,221	$(5,875)	$2,501,300

As of June 30, 2023 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$508,511	$52	$(5,913)	$502,650
Money market funds and other	1,257,223	—	—	1,257,223
Municipal securities	32,525	—	(737)	31,788
U.S. Government agency securities	134,486	4	(918)	133,572
U.S. Treasury securities	538,487	10	(8,782)	529,715
Subtotal	2,471,232	66	(16,350)	2,454,948
Add: Time deposits(1)	471,439	—	—	471,439
Less: Cash equivalents	1,629,248	4	—	1,629,252
Marketable securities(2)	$1,313,423	$62	$(16,350)	$1,297,135
__________________
(1)Time deposits excluded from fair value measurements.
(2)Excludes equity marketable securities.
Our investment portfolio includes both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of our unrealized losses are due to changes in market interest rates, and bond yields. We believe that we have the ability to realize the full value of all these investments upon maturity. As of June 30, 2024, we had 409 investments in an unrealized loss position. The following table summarizes the fair value and gross unrealized losses of our investments that were in an unrealized loss position as of the dates indicated below:

As of June 30, 2024	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$355,882	$(942)	$100,957	$(1,076)	$456,839	$(2,018)
Municipal securities	17,364	(81)	10,788	(116)	28,152	(197)
U.S. Government agency securities	58,598	(137)	17,197	(116)	75,795	(253)
U.S. Treasury securities	466,144	(1,040)	166,867	(2,368)	633,011	(3,408)
Total	$897,988	$(2,200)	$295,809	$(3,676)	$1,193,797	$(5,876)

As of June 30, 2023	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$310,613	$(2,242)	$161,263	$(3,671)	$471,876	$(5,913)
Municipal securities	9,011	(199)	17,253	(538)	26,264	(737)
U.S. Government agency securities	80,793	(459)	36,406	(459)	117,199	(918)
U.S. Treasury securities	288,376	(4,117)	183,475	(4,665)	471,851	(8,782)
Total	$688,793	$(7,017)	$398,397	$(9,333)	$1,087,190	$(16,350)

The contractual maturities of securities classified as available-for-sale, regardless of their classification on our Consolidated Balance Sheets, as of the date indicated below were as follows:

As of June 30, 2024 (In thousands)	Amortized Cost	Fair Value
Due within one year	$1,608,395	$1,606,178
Due after one year through three years	897,559	895,122
	$2,505,954	$2,501,300
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available for sale securities were immaterial for the fiscal years ended June 30, 2024, 2023 and 2022.
The costs for our equity marketable securities were $22.9 million and $3.2 million as of June 30, 2024, and June 30, 2023, respectively. Unrealized gains (losses) for our equity marketable securities were $(12.3) million, $7.1 million and $(18.9) million during the fiscal years ended June 30, 2024, 2023 and 2022 respectively.
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
On July 1, 2021, we acquired Anchor Semiconductor Inc., a privately held company, primarily to expand our products and services offerings, for a total purchase consideration of $81.7 million, including post-closing working capital adjustments, as well as the fair value of the promise to pay an additional consideration up to $35.0 million contingent on the achievement of certain revenue milestones. The total purchase consideration was allocated as follows: $31.7 million to identifiable intangible assets, $26.4 million to net tangible assets, $8.0 million to deferred tax liabilities and $31.5 million to goodwill. The goodwill was assigned to the Wafer Inspection and Patterning reporting unit.

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
NOTE 7 — GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in business combinations. As of June 30, 2024, we have three reportable segments, five operating segments and six reporting units.

The following table presents the carrying value of goodwill and the movements by reporting unit during the fiscal years ended June 30, 2024 and 2023:

(In thousands)	Wafer Inspection and Patterning	Global Service and Support (“GSS”)	Specialty Semiconductor Process	PCB and Display	PCB	Display	Component Inspection	Total
Balances as of June 30, 2022
Goodwill	$1,003,307	$25,908	$826,037	$985,441	$—	$—	$13,575	$2,854,268
Accumulated impairment losses	(277,570)	—	(144,179)	(112,470)	—	—	—	(534,219)
	725,737	25,908	681,858	872,971	—	—	13,575	$2,320,049
Activity for the year ended June 30, 2023
Acquired goodwill	6,776	—	—	—	—	—	—	6,776
Goodwill disposal from sale of business(1)	—	—	—	(42,622)	—	—	—	(42,622)
Goodwill adjustments	(5,337)	—	—	—	—	—	—	(5,337)
Foreign currency adjustment	(46)	—	—	—	—	—	—	(46)
Balances as of June 30, 2023
Goodwill	1,004,700	25,908	826,037	942,819	—	—	13,575	2,813,039
Accumulated impairment losses	(277,570)	—	(144,179)	(112,470)	—	—	—	(534,219)
	727,130	25,908	681,858	830,349	—	—	13,575	2,278,820
Activity for the year ended June 30, 2024
Goodwill impairment	—	—	—	(192,600)	—	(70,474)		(263,074)
Reallocation due to change in reporting units	—	—	—	(637,749)	567,275	70,474		—
Foreign currency adjustments	(20)	—	—	—	—	—	—	(20)
Balances as of June 30, 2024
Goodwill	1,004,680	25,908	826,037	—	567,275	70,474	13,575	2,507,949
Accumulated impairment losses	(277,570)	—	(144,179)	—	—	(70,474)	—	(492,223)
	$727,110	$25,908	$681,858	$—	$567,275	$—	$13,575	$2,015,726
_________________
(1)Refer to the Business Dispositions section of Note 6 “Business Combinations and Dispositions” for more information on the sale of Orbograph.
Goodwill is not subject to amortization but is tested for impairment annually during the third fiscal quarter, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
During the second quarter of fiscal 2024, we noted a significant deterioration of the long-term forecast for our PCB and manufacturing flat and flexible panel displays (“Display”) businesses, which are a part of our PCB and Display operating segment, as the company initiated its annual strategic planning process. The downward revision of financial outlook for the PCB and Display businesses triggered a goodwill impairment test. In addition, in the second quarter of fiscal 2024, we began to evaluate strategic options for our Display business. Effective from the second quarter of fiscal 2024, our PCB and Display operating segment is comprised of two reporting units, 1) PCB and 2) Display while, prior to the change, the PCB and Display operating segment represented a single reporting unit. As a result of our quantitative assessment, we recorded a total goodwill impairment charge of $192.6 million for the PCB and Display reporting unit in the quarter ended December 31, 2023. The goodwill balances of the new PCB and Display reporting units were determined based on their relative fair values. We assessed for impairment subsequent to the reporting unit change and noted no impairment.

To determine the fair value of a reporting unit, we utilized income and market approaches and applied a weighting of 75 percent and 25 percent, respectively. The income approach is estimated through discounted cash flow analysis. The estimated fair value of this reporting unit was computed by adding the present value of the estimated annual discounted cash flows over a discrete projection period to the residual value of the business at the end of the projection period. This valuation technique requires us to use significant estimates and assumptions, including long-term growth rates, discount rates and other inputs. The estimated growth rates for the projection period are based on our internal forecasts of anticipated future performance of the business. The residual value is estimated using a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections. The discount rates are calculated as the weighted average cost of capital of comparable peer companies, adjusted for company-specific risk. The market approach estimates the fair value of the reporting unit by utilizing the market comparable method, which uses revenue and earnings multiples from comparable companies.
We performed the required annual goodwill impairment testing for all reporting units as of February 29, 2024, and concluded that goodwill was not impaired, except for the Display reporting unit. As a result of this qualitative assessment, we determined that it was not necessary to perform a quantitative assessment for the reporting units subject to testing other than Display. In March 2024, we made the decision to exit the Display business by announcing the end of manufacturing of most Display products by December 31, 2024, but we will continue to provide services to the installed base of Display products for existing customers. The exit of the business does not qualify as a discontinued operation under the relevant accounting guidance, but the decision triggered a quantitative impairment assessment for the Display reporting unit, which resulted in a total goodwill impairment charge of $70.5 million in the quarter ended March 31, 2024.
To determine the fair value of the reporting unit, we utilized an income approach estimated through a discounted cash flow analysis, by adding the present value of the estimated annual discounted cash flows over a discrete projection period. This valuation technique requires us to use significant estimates and assumptions, including discount rates and internal forecasts of the anticipated future performance of the business. The discount rates are calculated as the weighted average cost of capital of comparable peer companies, adjusted for company-specific risk. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future.
We performed the required annual goodwill impairment test as of February 28, 2023 and concluded that goodwill was not impaired. As a result of our qualitative assessments, we determined that it was not necessary to perform a quantitative assessment at that time.
There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the assessment performed in the third quarter of the fiscal year ended June 30, 2024. The next annual assessment of goodwill by reporting unit is scheduled to be performed in the third quarter of the fiscal year ending June 30, 2025.

Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of June 30, 2024			As of June 30, 2023
Category	Range of Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-8	$1,552,074	$1,045,585	$506,489	$1,536,826	$841,815	$695,011
Customer relationships	4-9	358,567	248,106	110,461	358,567	205,037	153,530
Trade name/trademark	4-7	119,083	97,106	21,977	116,583	78,749	37,834
Order backlog and other	<1-7	83,336	82,740	596	85,836	82,264	3,572
Intangible assets subject to amortization		2,113,060	1,473,537	639,523	2,097,812	1,207,865	889,947
IPR&D		46,074	16,833	29,241	61,322	15,966	45,356
Total		$2,159,134	$1,490,370	$668,764	$2,159,134	$1,223,831	$935,303
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
The total impairment charges for goodwill and purchased intangible assets of $219.0 million during the three months ended December 31, 2023, as well as the goodwill impairment charge of $70.5 million in the three months ended March 31, 2024, were recognized as separate charges and included in income (loss) from operations.
As of June 30, 2024 and 2023, there were no impairment indicators for purchased intangible assets.
Amortization expense for purchased intangible assets for the periods indicated below was as follows:

	Year Ended June 30,
(In thousands)	2024	2023	2022
Amortization expense - Cost of revenues	$182,970	$181,405	$168,957
Amortization expense - SG&A	56,302	79,089	60,017
Amortization expense - R&D	—	125	124
Total	$239,272	$260,619	$229,098
Based on the purchased intangible assets’ gross carrying value recorded as of June 30, 2024, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal Year Ending June 30:	Amortization (In thousands)
2025	$218,639
2026	197,846
2027	125,517
2028	48,849
2029	34,530
Thereafter	14,142
Total	$639,523

NOTE 8 — DEBT
The following table summarizes our debt as of June 30, 2024 and June 30, 2023:

	As of June 30, 2024		As of June 30, 2023
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 4.650% Senior Notes due on November 1, 2024	$750,000	4.682%	$750,000	4.682%
Fixed-rate 5.650% Senior Notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Fixed-rate 4.100% Senior Notes due on March 15, 2029	800,000	4.159%	800,000	4.159%
Fixed-rate 5.000% Senior Notes due on March 15, 2049	400,000	5.047%	400,000	5.047%
Fixed-rate 3.300% Senior Notes due on March 1, 2050	750,000	3.302%	750,000	3.302%
Fixed-rate 4.650% Senior Notes due on July 15, 2032	1,000,000	4.657%	1,000,000	4.657%
Fixed-rate 4.950% Senior Notes due on July 15, 2052	1,450,000	5.023%	1,200,000	5.009%
Fixed-rate 5.250% Senior Notes due on July 15, 2062	800,000	5.259%	800,000	5.259%
Fixed-rate 4.700% Senior Notes due on February 1, 2034	500,000	4.777%	—	—%
Total	6,700,000		5,950,000
Unamortized discount/premium, net	(24,866)		(17,848)
Unamortized debt issuance costs	(44,999)		(41,416)
Total	$6,630,135		$5,890,736
Reported as:
Current portion of long-term debt	$749,936		$—
Long-term debt	5,880,199		5,890,736
Total	$6,630,135		$5,890,736
Senior Notes and Debt Redemption:
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
In February 2020, March 2019 and November 2014, we issued $750.0 million, $1.20 billion and $2.50 billion, respectively (the “2020 Senior Notes,” “2019 Senior Notes” and “2014 Senior Notes,” respectively, and, collectively with the 2024 and 2022 Senior Notes, the “Senior Notes”) aggregate principal amount of senior, unsecured notes. In July 2022, February 2020, October 2019 and November 2017, we repaid $500.0 million, $500.0 million, $250.0 million and $250.0 million of the Senior Notes, respectively.
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
The fair value of the Senior Notes as of June 30, 2024 and 2023 was $6.26 billion and $5.69 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of June 30, 2024, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility:
We have in place a Credit Agreement (“Credit Agreement”) for an unsecured Revolving Credit Facility (“Revolving Credit Facility”) having a maturity date of June 8, 2027 that allows us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. As of June 30, 2024 and 2023, there were no borrowings under the Revolving Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the maturity date, at which time may exercise two one-year extension options with the consent of the lenders. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility can be made as Term Secured Overnight Financing (“SOFR”) Loans or Alternate Base Rate (“ABR”) Loans, at the Company’s option. In the event that Term SOFR is unavailable, any Term SOFR elections will be converted to Daily Simple SOFR, as long as it is available. Each Term SOFR Loan will bear interest at a rate per annum equal to the applicable Adjusted Term SOFR rate, which is equal to the applicable Term SOFR rate plus 10 bps that shall not be less than zero, plus a spread ranging from 75 bps to 125 bps, as determined by the Company’s credit ratings at the time. Each ABR Loan will bear interest at a rate per annum equal to the ABR plus a spread ranging from 0 bps to 25 bps, as determined by the Company’s credit ratings at the time. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 4.5 bps to 12.5 bps, subject to an adjustment in conjunction with changes to our credit rating. The applicable interest rates and commitment fees are also subject to adjustment based on the Company’s performance against certain environmental sustainability key performance indicators related to greenhouse gas emissions and renewable electricity usage. Our performance against these key performance indicators in calendar year 2022 resulted in reductions to the fees associated with our Revolving Credit Facility. As of June 30, 2024, we elected to pay interest on borrowings under the Revolving Credit Facility at the applicable Adjusted Term SOFR plus a spread of 85 bps and the applicable commitment fee on the daily undrawn balance of the Revolving Credit Facility was 6 bps.
Under the Credit Agreement, the maximum leverage ratio as described in the Credit Agreement, on a quarterly basis, is 3.50 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which may be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of June 30, 2024, our maximum allowed leverage ratio was 3.50 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of June 30, 2024.
NOTE 9 — LEASES
We have operating leases for facilities, vehicles and other equipment. Our facility leases are primarily used for administrative functions, R&D, manufacturing, and storage and distribution. Our finance leases are not material.
Our existing leases do not contain significant restrictive provisions or residual value guarantees; however, certain leases contain provisions for the payment of maintenance, real estate taxes or insurance costs by us. Our leases have remaining lease terms ranging from less than one year to 28 years, including periods covered by options to extend the lease when it is reasonably certain that the option will be exercised.
Lease expense was $54.6 million, $41.8 million and $36.6 million for the fiscal years ended June 30, 2024, 2023 and 2022, respectively. Expense related to short-term leases, which are not recorded on the Consolidated Balance Sheets, was not material for the fiscal years ended June 30, 2024 and 2023. As of both June 30, 2024 and 2023, the weighted-average remaining lease term was 6.7 years, and the weighted-average discount rate was 4.30% and 3.36%, as of June 30, 2024 and 2023, respectively.
Supplemental cash flow information related to leases was as follows:

	Year Ended June 30,
(In thousands)	2024	2023
Operating cash outflows from operating leases	$41,405	$47,294
ROU assets obtained in exchange for new operating lease liabilities	$62,505	$115,377
Maturities of lease liabilities as of June 30, 2024 were as follows:

Fiscal Year Ending June 30:	Amount (In thousands)
2025	$43,565
2026	38,395
2027	30,962
2028	21,694
2029	18,918
2030 and thereafter	70,637
Total lease payments	224,171
Less imputed interest	(34,663)
Total	$189,508
As of June 30, 2024, we did not have any material leases that had not yet commenced.
NOTE 10 — EQUITY, LONG-TERM INCENTIVE COMPENSATION PLANS AND NON-CONTROLLING INTEREST
Equity Incentive Program
On August 3, 2023, our Board of Directors adopted the KLA Corporation 2023 Incentive Award Plan (the “2023 Plan”), which replaced our 2004 Equity Incentive Plan (the “2004 Plan”) for grants of equity awards occurring on or after November 1, 2023. The new plan was approved by our stockholders at the annual meeting of stockholders held on November 1, 2023. As of June 30, 2024, we were able to issue new equity incentive awards, such as RSUs and stock options, to our employees, consultants and members of our Board of Directors under our 2023 Plan, with 10.2 million shares available for issuance.
Any 2004 Plan and 2023 Plan awards of RSUs, performance shares, performance units or deferred stock units are counted against the total number of shares issuable under the 2023 Plan share reserve, or previously under the 2004 Plan reserve, as two shares for every one share subject thereto.
In addition, the plan administrator has the ability to grant “dividend equivalent” rights in connection with awards of RSUs, performance shares, performance units and deferred stock units before they are fully vested. The plan administrator, at its discretion, may grant a right to receive dividends on the aforementioned awards, which may be settled in cash or our stock subject to meeting the vesting requirement of the underlying awards. All grants during the fiscal years ended June 30, 2024, 2023 and 2022 included dividend equivalent rights.
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
Equity Incentive Plans - General Information
The following table summarizes the combined activity under our equity incentive plans:

(In thousands)	Available For Grant(1)(4)
Balances as of June 30, 2021	10,253
RSUs granted(2)	(1,152)
RSUs granted adjustment(3)	39
RSUs canceled	102
Balances as of June 30, 2022	9,242
RSUs granted(2)	(1,601)
RSUs canceled	120
Balances as of June 30, 2023	7,761
Plan shares increased	3,250
RSUs granted(2)	(849)
RSUs canceled	78
Balances as of June 30, 2024	10,240
__________________
(1)The number of RSUs reflects the application of the award multiplier of 2.0x as described above.
(2)Includes RSUs granted to senior management with performance-based vesting criteria (in addition to service-based vesting criteria for any of such RSUs that are deemed to have been earned) (“performance-based RSU”). As of June 30, 2024, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria had been satisfied. Therefore, this line item includes all such performance-based RSUs granted during the fiscal year, reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.2 million shares, 0.6 million shares and 0.2 million shares for the fiscal years ended June 30, 2024, 2023 and 2022, respectively, reflecting the application of the 2.0x multiplier described above).
(3)Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the fiscal years ended June 30, 2024, 2023, and 2022.
(4)No additional stock options, RSUs or other awards will be granted under the Assumed Equity Plans.
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

The following table shows SBC expense for the indicated periods:

	Year Ended June 30,
(In thousands)	2024	2023	2022
SBC expense by:
Costs of revenues	$35,942	$29,101	$21,108
R&D	60,124	44,702	27,618
SG&A	116,629	97,621	78,192
Total SBC expense	$212,695	$171,424	$126,918
 SBC capitalized as inventory as of June 30, 2024 and 2023 was $21.5 million and $16.7 million, respectively.

Restricted Stock Units
The following table shows the activity and weighted-average grant date fair value for RSUs during the fiscal year ended June 30, 2024:

	Shares (In thousands) (1)	Weighted-Average Grant Date Fair Value
Outstanding RSUs as of June 30, 2023(2)	1,715	$312.40
Granted(2)	424	$584.49
Vested and released	(633)	$229.02
Forfeited	(39)	$366.93
Outstanding RSUs as of June 30, 2024(2)	1,467	$424.66
 __________________
(1)Share numbers reflect actual shares subject to awarded RSUs. Under the terms of the 2004 Plan for grants prior to November 1, 2023 or the terms of the 2023 Plan for grants on or after November 1, 2023, the number of shares subject to each award reflected in this number is multiplied by 2.0x to calculate the impact of the award on the share reserve under the respective plan.
(2)Includes performance-based RSUs. As of June 30, 2024, it had not yet been determined the extent to which (if at all) the performance-based criteria had been satisfied. Therefore, this line item includes all such RSUs, reported at the maximum possible number of shares (i.e., 0.1 million shares for the fiscal year ended June 30, 2024) that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum.
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
The following table shows the weighted-average grant date fair value per unit for the RSUs granted, aggregate grant date fair value of RSUs vested, and tax benefits realized by us in connection with vested and released RSUs for the indicated periods:

(In thousands, except for weighted-average grant date fair value)	Year Ended June 30,
	2024	2023	2022
Weighted-average grant date fair value per unit	$584.49	$385.98	$353.27
Grant date fair value of vested RSUs	$144,888	$107,217	$74,794
Tax benefits realized by us in connection with vested and released RSUs	$47,315	$25,989	$23,634
As of June 30, 2024, the unrecognized SBC expense balance related to RSUs was $428.2 million, excluding the impact of estimated forfeitures, and will be recognized over a weighted-average remaining contractual term and an estimated weighted-average amortization period of 1.5 years. The intrinsic value of outstanding RSUs as of June 30, 2024 was $1.21 billion.

Cash LTI Compensation
As part of our employee compensation program, we issue Cash LTI awards to many of our employees. Executives and non-employee members of the Board of Directors do not participate in the Cash LTI Plan. During the fiscal years ended June 30, 2024 and 2023, we approved Cash LTI awards of $51.4 million and $67.1 million, respectively. Cash LTI awards issued to employees under the Cash LTI Plan will vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date. During the fiscal years ended June 30, 2024, 2023 and 2022, we recognized $70.3 million, $76.4 million and $85.3 million, respectively, in compensation expense under the Cash LTI Plan. As of June 30, 2024, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $126.8 million.
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
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes model and the straight-line attribution approach with the following weighted-average assumptions:

	Year Ended June 30,
	2024	2023	2022
Stock purchase plan:
Expected stock price volatility	32.2%	42.7%	38.2%
Risk-free interest rate	5.3%	2.5%	0.1%
Dividend yield	1.1%	1.6%	1.2%
Expected life (in years)	0.50	0.50	0.50
The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Year Ended June 30,
	2024	2023	2022
Total cash received from employees for the issuance of shares under the ESPP	$144,934	$124,731	$113,015
Number of shares purchased by employees through the ESPP	320	418	419
Tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP	$2,623	$1,916	$1,853
Weighted-average fair value per share based on Black-Scholes model	$125.04	$89.52	$94.35
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares that we estimate will be required to be issued under the ESPP during the forthcoming fiscal year. As of June 30, 2024, a total of 2.3 million shares were reserved and available for issuance under the ESPP.
Quarterly cash dividends
On May 31, 2024, we paid a quarterly cash dividend of $1.45 per share on the outstanding shares of our common stock to stockholders of record as of the close of business on May 15, 2024. The total amount of regular quarterly cash dividends and dividend equivalents paid during the fiscal years ended June 30, 2024 and 2023 was $773.0 million and $732.6 million, respectively. The amount of accrued dividend equivalents payable related to unvested RSUs with dividend equivalent rights was $11.8 million and $12.2 million as of June 30, 2024 and 2023, respectively. These amounts will be paid upon vesting of the underlying RSUs. Refer to Note 21 “Subsequent Events” to the Consolidated Financial Statements for additional information regarding the declaration of our quarterly cash dividend announced subsequent to June 30, 2024.
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
NOTE 11 — STOCK REPURCHASE PROGRAM
Our Board of Directors has authorized a program that permits us to repurchase our common stock, including increases in the authorized repurchase amount of $2.00 billion in the first quarter of fiscal 2022, $6.00 billion in the fourth quarter of fiscal 2022, and $2.00 billion in the first quarter of fiscal 2024. The stock repurchase program has no expiration date and may be suspended at any time. The intent of the program is, in part, to mitigate the potential dilutive impact related to our equity incentive plans and shares issued in connection with our ESPP as well as to return excess cash to our stockholders. Any and all share repurchase transactions are subject to market conditions and applicable legal requirements.
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
As of June 30, 2024, an aggregate of approximately $2.18 billion was available for repurchase under our stock repurchase program.
Share repurchase transactions for the indicated periods (based on the trade date of the applicable repurchase), with fiscal 2022 excluding the $0.90 billion portion of the ASR upfront payment that was recorded as an unsettled forward contract in fiscal 2022, were as follows:

(In thousands)	Year Ended June 30,
	2024	2023	2022
Number of shares of common stock repurchased	3,032	5,844	11,768
Total cost of repurchases	$1,742,501	$1,329,714	$3,962,267
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

The following table sets forth the computation of basic and diluted net income per share attributable to KLA:

(In thousands, except per share amounts)	Year Ended June 30,
	2024	2023	2022
Numerator:
Net income attributable to KLA	$2,761,896	$3,387,277	$3,321,807
Denominator:
Weighted-average shares - basic, excluding unvested RSUs	135,345	139,483	150,494
Effect of dilutive RSUs and options	842	752	1,061
Weighted-average shares - diluted	136,187	140,235	151,555
Basic net income per share attributable to KLA	$20.41	$24.28	$22.07
Diluted net income per share attributable to KLA	$20.28	$24.15	$21.92
Anti-dilutive securities excluded from the computation of diluted net income per share	35	8	7
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
The total expenses under the profit sharing and 401(k) programs amounted to $39.4 million, $37.3 million, and $33.3 million in the fiscal years ended June 30, 2024, 2023 and 2022, respectively. We have no defined benefit plans in the U.S. In addition to the profit sharing plan and the U.S. 401(k), several of our foreign subsidiaries have retirement plans for their full-time employees, several of which are defined benefit plans. Consistent with the requirements of local law, our deposited funds for certain of these plans are held with insurance companies, with third-party trustees or in government-managed accounts. The assumptions used in calculating the obligation for the foreign plans depend on the local economic environment.
We apply authoritative guidance that requires an employer to recognize the funded status of each of our defined benefit pension and post-retirement benefit plans as a net asset or liability on its balance sheets. Additionally, the authoritative guidance requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. The benefit obligations and related assets under our plans have been measured as of June 30, 2024 and 2023.

Summary data relating to our foreign defined benefit pension plans, including key weighted-average assumptions used, is provided in the following tables:

	Year Ended June 30,
(In thousands)	2024	2023
Change in projected benefit obligation:
Projected benefit obligation as of the beginning of the fiscal year	$113,136	$124,585
Service cost	4,494	3,807
Interest cost	2,177	1,689
Contributions by plan participants	65	70
Actuarial gain	(2,341)	(7,686)
Benefit payments	(4,752)	(4,837)
Plan amendment impact	—	191
Settlements impact	(1,433)	(931)
Foreign currency exchange rate changes and other, net	(6,101)	(3,752)
Projected benefit obligation as of the end of the fiscal year	$105,245	$113,136

	Year Ended June 30,
(In thousands)	2024	2023
Change in fair value of plan assets:
Fair value of plan assets as of the beginning of the fiscal year	$45,930	$43,593
Employer contributions	9,514	8,396
Foreign currency exchange rate changes and other, net	(1,863)	(827)
Settlements impact	(1,433)	(931)
Actual return on plan assets	1,542	(1,064)
Benefit and expense payments	(3,295)	(3,237)
Fair value of plan assets as of the end of the fiscal year	$50,395	$45,930

	As of June 30,
(In thousands)	2024	2023
Underfunded status	$54,850	$67,206

	As of June 30,
(In thousands)	2024	2023
Plans with accumulated benefit obligations in excess of plan assets:
Accumulated benefit obligation	$67,349	$65,992
Projected benefit obligation	$105,245	$108,084
Plan assets at fair value	$50,395	$40,648

Year Ended June 30,
	2024	2023	2022
Weighted-average assumptions(1):
Discount rate	1.5% - 3.9%	0.9% - 3.0%	0.9% - 3.0%
Expected rate of return on assets	1.5% - 3.9%	0.9% - 2.6%	0.9% - 3.0%
Rate of compensation increases	3.0% - 5.0%	3.0% - 5.0%	2.3% - 5.0%
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
The following table presents losses recognized in AOCI before tax related to our foreign defined benefit pension plans:

	As of June 30,
(In thousands)	2024	2023
Unrecognized prior service cost	$10,360	$10,733
Unrealized net loss	9,662	12,932
Amount of losses recognized	$20,022	$23,665
The components of our net periodic cost relating to our foreign subsidiaries’ defined benefit pension plans are as follows:

	Year Ended June 30,
(In thousands)	2024	2023	2022
Components of net periodic pension cost:
Service cost(1)	$4,494	$3,807	$5,054
Interest cost	2,177	1,678	1,003
Return on plan assets	(961)	(426)	(528)
Amortization of prior service cost	853	873	671
Amortization of net loss	221	698	1,406
Loss due to settlement/curtailment	68	85	38
Foreign currency exchange rate changes	—	—	(19)
Net periodic pension cost	$6,852	$6,715	$7,625
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
The foreign plans’ investments are managed by third-party trustees consistent with the regulations or market practice of the country where the assets are invested. We are not actively involved in the investment strategy, nor do we have control over the target allocation of these investments. These investments made up 100% of total foreign plan assets in the fiscal years ended June 30, 2024 and 2023.
The expected aggregate employer contribution for the foreign plans during the fiscal year ending June 30, 2025 is $2.6 million.
The total benefits to be paid from the foreign pension plans are not expected to exceed $6.9 million in any year through the fiscal year ending June 30, 2034.

Foreign plan assets measured at fair value on a recurring basis consisted of the following investment categories as of June 30, 2024 and 2023, respectively:

As of June 30, 2024 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$35,811	$35,811	$—
Bonds, equity securities and other investments	14,584	—	14,584
Total assets measured at fair value	$50,395	$35,811	$14,584

As of June 30, 2023 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Cash and cash equivalents	$32,114	$32,114	$—
Bonds, equity securities and other investments	13,816	—	13,816
Total assets measured at fair value	$45,930	$32,114	$13,816
 Concentration of Risk
We manage a variety of risks, including market, credit and liquidity risks, across our plan assets through our investment managers. We define a concentration of risk as an undiversified exposure to one of the above-mentioned risks that increases the exposure of the loss of plan assets unnecessarily. We monitor exposure to such risks in the foreign plans by monitoring the magnitude of the risk in each plan and diversifying our exposure to such risks across a variety of instruments, markets and counterparties. As of June 30, 2024, we did not have concentrations of plan asset investment risk in any single entity, manager, counterparty, sector, industry or country.
NOTE 14 — INCOME TAXES
The components of income before income taxes were as follows:

	Year Ended June 30,
(In thousands)	2024	2023	2022
Domestic income before income taxes	$1,997,090	$2,017,338	$1,909,699
Foreign income before income taxes	1,192,942	1,771,852	1,579,538
Total income before income taxes	$3,190,032	$3,789,190	$3,489,237
The provision for income taxes was comprised of the following:

(In thousands)	Year Ended June 30,
	2024	2023	2022
Current:
Federal	$395,876	$553,197	$341,614
State	10,737	14,804	14,149
Foreign	160,401	188,991	165,194
	567,014	756,992	520,957
Deferred:
Federal	(110,686)	(228,414)	11,564
State	(2,770)	(4,295)	(311)
Foreign	(25,422)	(122,444)	(365,033)
	(138,878)	(355,153)	(353,780)
Provision for income taxes	$428,136	$401,839	$167,177

The significant components of deferred income tax assets and liabilities were as follows:

(In thousands)	As of June 30,
	2024	2023
Deferred tax assets:
Capitalized R&D expenses	$328,061	$201,228
Tax credits and net operating losses	311,026	271,500
Depreciation and amortization	151,371	73,691
Inventory reserves	121,238	103,646
Employee benefits accrual	95,461	92,696
Non-deductible reserves	53,668	52,147
Unearned revenue	25,532	16,668
SBC	15,375	12,710
Other	12,785	35,360
Gross deferred tax assets	1,114,517	859,646
Valuation allowance	(289,534)	(259,172)
Net deferred tax assets	$824,983	$600,474
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries not indefinitely reinvested	$(315,231)	$(279,677)
Deferred profit	(70,204)	(23,149)
Unrealized gain on investments	(10,949)	(9,994)
Total deferred tax liabilities	(396,384)	(312,820)
Total net deferred tax assets	$428,599	$287,654
Our deferred tax assets for the years ended June 30, 2024 and 2023 reflect the impact of the mandatory capitalization of research and experimental expenditures as required by the 2017 Tax Cuts and Jobs Act. This provision was first effective for the Company in the year ending June 30, 2023.
As of June 30, 2024, we had U.S. federal, state and foreign net operating loss (“NOL”) carry-forwards of $6.5 million, $11.8 million and $221.5 million, respectively. We also had foreign capital loss carry-forwards of $8.6 million as of June 30, 2024. The U.S. federal NOL carry-forwards will expire at various dates beginning in 2025 through 2042. The utilization of NOLs created by acquired companies is subject to annual limitations under Section 382 of the Internal Revenue Code. However, it is not expected that such annual limitation will significantly impair the realization of these NOLs. The state NOLs will expire at various dates beginning in 2028 through 2036. Foreign NOLs and capital loss carry-forwards will be carried forward indefinitely. State credits of $366.6 million will also be carried forward indefinitely.
The net deferred tax asset valuation allowance was $289.5 million and $259.2 million as of June 30, 2024 and 2023, respectively. The change was primarily due to an increase in the valuation allowance related to state credit carry-forwards generated in the fiscal year ended June 30, 2024. The valuation allowance is based on our assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. Of the valuation allowance as of June 30, 2024, $285.4 million was related to federal and state credit carry-forwards. The remainder of the valuation allowance was related to state and foreign NOL carry-forwards.
 As of June 30, 2024, we intend to indefinitely reinvest $185.9 million of cumulative undistributed earnings held by certain non-U.S. subsidiaries. If these undistributed earnings were repatriated to the U.S., the potential deferred tax liability associated with the undistributed earnings would be approximately $39 million.
We benefit from tax holidays in Singapore where we manufacture certain of our products. These tax holidays are on approved investments. The tax holidays in Singapore are scheduled to expire in five to eight years. We were in compliance with all the terms and conditions of the tax holidays as of June 30, 2024. The net impact of these tax holidays was to decrease our tax expense by $159.4 million, $161.5 million and $543.7 million in the fiscal years ended June 30, 2024, 2023 and 2022, respectively. The benefits of the tax holidays on diluted net income per share were $1.19, $1.18 and $3.83 for the fiscal years ended June 30, 2024, 2023 and 2022, respectively. The benefits during the fiscal year ended June 30, 2022 include a one-time deferred tax benefit of approximately $398 million due to a tax basis step-up from a restructuring.

The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate was as follows:

	Year ended June 30,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
GILTI	3.7%	3.4%	2.0%
Goodwill impairment	1.7%	—%	—%
Net change in tax reserves	1.1%	—%	2.0%
State income taxes, net of federal benefit	0.3%	0.2%	0.3%
Restructuring	—%	—%	(11.2)%
Effect of SBC	—%	0.1%	(0.2)%
R&D tax credit	(1.6)%	(1.5)%	(1.1)%
Foreign derived intangible income	(5.9)%	(5.7)%	(4.0)%
Effect of foreign operations taxed at various rates	(6.6)%	(7.1)%	(4.2)%
Other	(0.3)%	0.2%	0.2%
Effective income tax rate	13.4%	10.6%	4.8%
A reconciliation of gross unrecognized tax benefits was as follows:

	Year Ended June 30,
(In thousands)	2024	2023	2022
Unrecognized tax benefits at the beginning of the year	$213,092	$217,927	$149,642
Increases for tax positions taken in current year	40,209	44,590	49,311
Increases for tax positions taken in prior years	23,291	434	20,917
Decreases for settlements with taxing authorities	—	(45,042)	—
Decreases for tax positions taken in prior years	(26,766)	(3,929)	(267)
Decreases for lapsing of statutes of limitations	(4,119)	(888)	(1,676)
Unrecognized tax benefits at the end of the year	$245,707	$213,092	$217,927
The amounts of unrecognized tax benefits that would impact the effective tax rate were $244.6 million, $199.0 million and $205.0 million as of June 30, 2024, 2023 and 2022, respectively. The amounts of interest and penalties recognized during the years ended June 30, 2024, 2023 and 2022 were expenses (benefits) of $8.3 million, $(20.2) million and $11.5 million, respectively. Our policy is to include interest and penalties related to unrecognized tax benefits within Other expense (income), net. The amounts of interest and penalties accrued as of June 30, 2024 and 2023 were $41.1 million and $32.6 million, respectively.
In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to U.S. federal income tax examinations for all years beginning from the fiscal year ended June 30, 2018 and are under U.S. federal income tax examination for the fiscal years ended June 30, 2018, 2019 and 2020. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2020. We are also subject to examinations in other major foreign jurisdictions, including Singapore and Israel, for all years beginning from the calendar year ended December 31, 2019 and are under audit in Israel for the period from January 1, 2019 to June 30, 2022. We have changed our year end in Israel to a fiscal year ending June 30.
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
We believe that we may recognize up to $16.5 million of our existing unrecognized tax benefits within the next 12 months as a result of the lapse of statutes of limitations. It is possible that certain income tax examinations may be concluded in the next 12 months. Given the uncertainty around the timing of the resolution of these ongoing examinations, we are unable to estimate the full range of possible adjustments to our unrecognized tax benefits within the next 12 months.

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
President Biden also signed into law the IRA on August 16, 2022. The IRA has several provisions including a 15% corporate alternative minimum tax (“CAMT”) for certain large corporations that have at least an average of $1.0 billion of adjusted financial statement income over a consecutive three-tax-year period. The CAMT was effective for us beginning in our fiscal year ending June 30, 2024 and there was no tax impact to our financial statements from the CAMT provision.
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
California Governor Newsom approved the 2024-25 California State Budget on June 27, 2024, which includes a provision to suspend the use of all net operating losses and limits the use of R&D tax credits to $5 million for tax years 2024 through 2026. This provision will be effective in our fiscal years ending June 30, 2025 through June 30, 2027. We do not expect these modifications to have any impact to our Consolidated Financial Statements.
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LC for the indicated periods:

	Year Ended June 30,
(In thousands)	2024	2023	2022
Receivables sold under factoring agreements	$254,889	$328,933	$250,983
Proceeds from sales of LC	$22,242	$69,247	$151,924
Factoring and LC fees for the sale of certain trade receivables were recorded in Other expense (income), net and were not material for the periods presented.
Purchase Commitments. We maintain commitments to purchase inventory from our suppliers as well as goods, services, and other assets in the ordinary course of business. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed between the parties. This forecasted time-horizon can vary among different suppliers. Our estimate of our significant purchase commitments primarily for material, services, supplies and asset purchases is $2.17 billion as of June 30, 2024, a majority of which will be due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash LTI Plan. As of June 30, 2024, we have committed $143.1 million for future payment obligations under our Cash LTI Plan. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must be employed by us as of the applicable award vesting date.
Guarantees and Contingencies. We maintain guarantee arrangements available through various financial institutions for up to $83.9 million, of which $49.9 million had been issued as of June 30, 2024, primarily to fund guarantees to customs authorities for value-added tax and other operating requirements of our consolidated subsidiaries in Europe, Israel and Asia.
Indemnification Obligations. Subject to certain limitations, we are obligated to indemnify our current and former directors, officers and employees with respect to certain litigation matters and investigations that arise in connection with their service to us. These obligations arise under the terms of our certificate of incorporation, bylaws, applicable contracts, and Delaware and California law. The obligation to indemnify generally means that we are required to pay or reimburse the individuals’ reasonable legal expenses and possibly damages and other liabilities incurred by several of our current and former directors, officers and employees in connection with these matters. For example, we have paid or reimbursed legal expenses incurred in connection with the investigation of our historical stock option practices and the related litigation and government inquiries. Although the maximum potential amount of future payments we could be required to make under the indemnification obligations generally described in this paragraph is theoretically unlimited, we believe the fair value of this liability, to the extent estimable, is appropriately considered within the reserve we have established for currently pending legal proceedings.
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
Since fiscal 2015, we have entered into five sets of Rate Lock Agreements to hedge the benchmark interest rate on portions of our Senior Notes prior to issuance. Upon issuance of the associated debt, the Rate Lock Agreements were settled and their fair values were recorded within AOCI. The resulting gains and losses from these transactions are amortized to interest expense over the lives of the associated debt. As of June 30, 2024, the aggregate unamortized portion of the fair value of the Rate Lock Agreements was a $47.7 million net gain.
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

	Year Ended June 30,
(In thousands)	2024	2023	2022
Derivatives Designated as Cash Flow Hedging Instruments:
Rate lock agreements:
Amounts included in the assessment of effectiveness	$415	$—	$82,969
Foreign exchange contracts:
Amounts included in the assessment of effectiveness	$9,176	$30,153	$21,940
Amounts excluded from the assessment of effectiveness	$146	$(128)	$43
Derivatives Designated as Net Investment Hedging Instruments:
Foreign exchange contracts(1)	$3,459	$3,626	$3,815
________________
(1)No amounts were reclassified from AOCI into earnings related to the sale of a subsidiary.

The locations and amounts of designated and non-designated derivatives’ gains and losses reported in the Consolidated Statements of Operations for the indicated periods were as follows:

(In thousands)	Revenues	Costs of Revenues and Operating Expense	Interest Expense	Other Expense (Income), Net
For the year ended June 30, 2022
Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$9,211,883	$5,557,702	$160,339	$4,605
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from AOCI to earnings	$—	$—	$(1,007)	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from AOCI to earnings	$11,219	$(3,762)	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(531)	$—	$—	$2,333
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$(10,665)
For the year ended June 30, 2023
Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$10,496,056	$6,501,360	$296,940	$(104,720)
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from AOCI to earnings	$—	$—	$3,747	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from AOCI to earnings	$33,243	$(6,526)	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(1,406)	$—	$—	$2,598
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$(2,062)
For the year ended June 30, 2024
Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$9,812,247	$6,466,037	$311,253	$(155,075)
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from AOCI to earnings	$—	$—	$3,764	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from AOCI to earnings	$19,246	$3,766	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(872)	$—	$—	$2,328
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$10,597
The U.S. dollar equivalent of all outstanding notional amounts of foreign currency hedge contracts, with maximum remaining maturities of approximately 12 months as of June 30, 2024 and 11 months as of June 30, 2023, were as follows:

(In thousands)	As of June 30, 2024	As of June 30, 2023
Cash flow hedge contracts - foreign currency
Purchase	$426,839	$218,315
Sell	$76,342	$123,951
Net Investment hedge contracts - foreign currency
Sell	$273,952	$87,157
Other foreign currency hedge contracts
Purchase	$589,171	$527,349
Sell	$411,635	$204,902
The locations and fair value of our derivatives reported in our Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of June 30, 2024	As of June 30, 2023	Balance Sheet Location	As of June 30, 2024	As of June 30, 2023

(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$13,783	$24,498	Other current liabilities	$(8,066)	$(442)
Total derivatives designated as hedging instruments		13,783	24,498		(8,066)	(442)
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	22,720	11,214	Other current liabilities	(7,617)	(11,664)
Total derivatives not designated as hedging instruments		22,720	11,214		(7,617)	(11,664)
Total derivatives		$36,503	$35,712		$(15,683)	$(12,106)
The changes in AOCI, before taxes, related to derivatives for the indicated periods were as follows:

	Year Ended June 30,
(In thousands)	2024	2023	2022
Beginning balance	$81,611	$77,018	$(25,830)
Amount reclassified to earnings as net gains	(25,904)	(29,058)	(5,919)
Net change in unrealized gains	13,196	33,651	108,767
Ending balance	$68,903	$81,611	$77,018
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

As of June 30, 2024				Gross Amounts of Derivatives Not Offset in the Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$36,503	$—	$36,503	$(15,173)	$—	$21,330
Derivatives - liabilities	$(15,683)	$—	$(15,683)	$15,173	$—	$(510)

As of June 30, 2023				Gross Amounts of Derivatives Not Offset in the Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$35,712	$—	$35,712	$(8,968)	$—	$26,744
Derivatives - liabilities	$(12,106)	$—	$(12,106)	$8,968	$—	$(3,138)
NOTE 18 — RELATED PARTY TRANSACTIONS
During the fiscal years ended June 30, 2024, 2023 and 2022, we purchased from, or sold to, several entities where one or more of our executive officers or members of our Board of Directors were, during the periods presented, an executive officer or a board member, including Advanced Micro Devices, Inc., Agilent Technologies, Inc., Ansys, Inc., HP Inc., Keysight Technologies, Inc., Microchip Technology Incorporated, Splunk Inc. and Tenneco Inc. Citrix Systems, Inc. was a related party only during the fiscal year ended June 30, 2022. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Year Ended June 30,
(In thousands)	2024	2023	2022
Total revenues	$8,144	$24,373	$2,334
Total purchases	$3,100	$3,883	$1,082
Our receivable balances were immaterial and $1.0 million and payable balances were immaterial from these parties as of June 30, 2024 and 2023, respectively. All of the related party transactions were made at current market rates.
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
We have three reportable segments: Semiconductor Process Control; Specialty Semiconductor Process; and PCB and Component Inspection. The reportable segments are determined based on several factors including, but not limited to, customer base, homogeneity of products, technology, delivery channels and similar economic characteristics.
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
PCB and Component Inspection
The PCB and Component Inspection segment enables electronic device manufacturers to inspect, test and measure PCBs, FPDs and ICs to verify their quality, pattern the desired electronic circuitry on the relevant substrate and perform three-dimensional shaping of metalized circuits on multiple surfaces. This reportable segment is comprised of two operating segments, PCB and Component Inspection. In March 2024, we made the decision to exit the Display business by announcing the end of manufacturing of most Display products by December 31, 2024, but we will continue to provide services to the installed base of Display products for existing customers.
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
The following is a summary of results for each of our three reportable segments for the indicated periods.

	Year Ended June 30,
(In thousands)	2024	2023	2022
Semiconductor Process Control:
Revenues	$8,733,556	$9,324,190	$7,924,822
Segment gross profit	$5,629,302	$5,957,573	$5,167,679
Specialty Semiconductor Process:
Revenues	$528,701	$543,398	$456,579
Segment gross profit	$282,910	$281,942	$242,520
PCB and Component Inspection:
Revenues	$552,491	$631,604	$832,176
Segment gross profit	$158,960	$221,251	$378,964
Totals:
Revenues for reportable segments	$9,814,748	$10,499,192	$9,213,577
Segment gross profit	$6,071,172	$6,460,766	$5,789,163
The following table reconciles total reportable segment revenue to total revenue for the indicated periods:

	Year Ended June 30,
(In thousands)	2024	2023	2022
Total revenues for reportable segments	$9,814,748	$10,499,192	$9,213,577
Corporate allocations and effects of changes in foreign currency exchange rates	(2,501)	(3,136)	(1,694)
Total revenues	$9,812,247	$10,496,056	$9,211,883
The following table reconciles total segment gross profit to total income before income taxes for the indicated periods:

	Year Ended June 30,
(In thousands)	2024	2023	2022
Total segment gross profit	$6,071,172	$6,460,766	$5,789,163
Acquisition-related charges, corporate allocations and effects of changes in foreign currency exchange rates(1)	186,998	183,017	169,721
R&D	1,278,981	1,296,727	1,105,254
SG&A	969,509	986,326	860,007
Impairment of goodwill and purchased intangible assets	289,474	—	—
Interest expense	311,253	296,940	160,339
Loss on extinguishment of debt	—	13,286	—
Other expense (income), net	(155,075)	(104,720)	4,605
Income before income taxes	$3,190,032	$3,789,190	$3,489,237
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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

(Dollar amounts in thousands)	Year Ended June 30,
	2024		2023		2022
Revenues:
China	$4,196,727	43%	$2,867,443	27%	$2,660,438	29%
Taiwan	1,738,065	18%	2,493,379	24%	2,528,482	27%
North America	1,070,791	11%	1,254,956	12%	928,043	10%
Japan	963,203	10%	888,016	9%	724,773	8%
Korea	906,924	9%	1,895,710	18%	1,430,495	16%
Europe and Israel	540,263	6%	682,103	6%	636,664	7%
Rest of Asia	396,274	3%	414,449	4%	302,988	3%
Total	$9,812,247	100%	$10,496,056	100%	$9,211,883	100%
The following is a summary of revenues by major product categories for the indicated periods:

(Dollar amounts in thousands)	Year ended June 30,
	2024		2023		2022
Revenues:
Wafer Inspection	$4,333,296	44%	$4,336,663	41%	$4,014,726	44%
Patterning	2,054,442	21%	2,791,130	26%	2,050,025	22%
Specialty Semiconductor Process	470,565	5%	492,109	5%	414,811	4%
PCB and Component Inspection	291,161	3%	378,030	4%	562,464	6%
Services	2,329,568	24%	2,117,031	20%	1,910,455	21%
Other	333,215	3%	381,093	4%	259,402	3%
Total	$9,812,247	100%	$10,496,056	100%	$9,211,883	100%
Wafer Inspection and Patterning products are offered in the Semiconductor Process Control segment. Services are offered in multiple segments. Other includes primarily refurbished systems, remanufactured legacy systems, and enhancements and upgrades for previous-generation products that are part of the Semiconductor Process Control segment.
In the fiscal year ended June 30, 2024, one customer accounted for approximately 13% of total revenues. In the fiscal year ended June 30, 2023, two customers accounted for approximately 18% and 15% of total revenues. In the fiscal year ended June 30, 2022, two customers accounted for approximately 20% and 12% of total revenues.
Land, property and equipment, net by geographic region as of the dates indicated below were as follows:

	As of June 30,
(In thousands)	2024	2023
Land, property and equipment, net:
U.S.	$689,937	$672,561
Europe	155,812	74,015
Singapore	148,557	150,989
Israel	84,279	92,815
Rest of Asia	31,383	41,461
Total	$1,109,968	$1,031,841

NOTE 20 — RESTRUCTURING CHARGES
Over the last few years, management approved plans to streamline operations, which included reductions of workforce.
Restructuring charges were $21.6 million for fiscal year ended June 30, 2024, primarily due to severance and related charges for the restructuring of the PCB and Display operating segment, as described further in Note 7 “Goodwill and Purchased Intangible Assets,” as well as writedowns of certain ROU assets and fixed assets that were abandoned. Restructuring charges were $44.0 million for the year ended June 30, 2023, primarily due to workforce reductions announced and substantially completed in the third and fourth fiscal quarters. Restructuring charges were $1.0 million for the year ended June 30, 2022. The amounts of restructuring charges accrued were $6.5 million and $11.0 million as of June 30, 2024 and 2023, respectively.
NOTE 21 — SUBSEQUENT EVENTS
On August 1, 2024, we announced that our Board of Directors had declared a quarterly cash dividend of $1.45 per share to be paid on September 3, 2024 to stockholders of record as of the close of business on August 15, 2024.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of KLA Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of KLA Corporation and its subsidiaries (the “Company”) as of June 30, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2024, including the related notes and financial statement schedule listed in the accompanying index under item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition

As described in Note 1 to the consolidated financial statements, the Company’s arrangements with its customers include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. The transaction consideration, including any sales incentives, is allocated between separate performance obligations of an arrangement based on the stand-alone selling price for each distinct product or service. Revenues are measured based on consideration stipulated in the arrangement with each customer. Revenue is recognized from product sales at a point in time when the performance obligation has been satisfied by transferring control of the product to the customer. Services revenue is recognized ratably over the period the customer simultaneously receives and consumes the benefits of the services provided or when the related service is performed. The Company’s total revenues were $9,812.2 million for the year ended June 30, 2024.

The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of product and services revenue at the transaction consideration once control passes to the customer. These procedures also included, among others (i) testing the completeness, accuracy, and occurrence of revenue recognized for a sample of product revenue transactions by obtaining and inspecting source documents, such as purchase orders, sales orders, and proof of shipment; (ii) testing the completeness, accuracy, and occurrence of a sample of service revenue transactions by obtaining and inspecting source documents, such as purchase orders, sales orders, and other evidence supporting the service period; and (iii) confirming a sample of outstanding customer invoice balances as of June 30, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as invoices, proof of shipment, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
San Jose, California
August 5, 2024
We have served as the Company’s auditor since 1977.

SCHEDULE II
Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Charged to Expense	Deductions/ Adjustments	Balance at End of Period
Fiscal Year Ended June 30, 2022:
Allowance for Credit Losses	$18,036	$5,710	$(3,115)	$20,631
Allowance for Deferred Tax Assets	$204,433	$8,096	$31,900	$244,429
Fiscal Year Ended June 30, 2023:
Allowance for Credit Losses	$20,631	$19,894	$(6,893)	$33,632
Allowance for Deferred Tax Assets	$244,429	$—	$14,743	$259,172
Fiscal Year Ended June 30, 2024:
Allowance for Credit Losses	$33,632	$5,912	$(6,762)	$32,782
Allowance for Deferred Tax Assets	$259,172	$—	$30,362	$289,534
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act (“Disclosure Controls”) as of the end of the period covered by this Annual Report on Form 10-K (this “Report”) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b). The evaluation of our disclosure controls and procedures was conducted under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the CEO and CFO have concluded that as of June 30, 2024, the end of the period covered by this Report, our Disclosure Controls were effective at a reasonable assurance level.
Attached as exhibits to this Report are certifications of the CEO and CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
Definition of Disclosure Controls
Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our annual controls evaluation.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2024.

The effectiveness of our internal control over financial reporting as of June 30, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act that occurred during the fourth quarter of the fiscal year ended June 30, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.OTHER INFORMATION
Rule 10b5-1 Trading Plans Adopted by Officers and Directors During the Fourth Quarter
During the three months ended June 30, 2024, the following officers of the Company adopted trading plans to sell and/or gift shares of our common stock that have been or will be issued upon the vesting of RSUs, or purchased in our Employee Stock Purchase Plan, that are intended to satisfy the affirmative defense conditions set forth in Rule 10b5-1(c) under the Securities Exchange Act. The material terms of the trading plans other than pricing conditions are set forth in the table below:

Name of Officer	Title of Officer	Date of Adoption	Duration	Maximum Number of Shares to be Sold* ^
Bren Higgins	Executive Vice President and Chief Financial Officer	April 30, 2024	427 days**	19,666
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

^ For RSUs that have not vested, the maximum number of shares to be sold does not take into account shares withheld for taxes.

** Mr. Higgins’ trading plan terminates when the last trade is placed under the plan. The last scheduled trade is on May 22, 2025; provided that if any scheduled trades are not placed because of trading conditions set forth in the plan, the trading plan will terminate on June 30, 2025.
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
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
For the information required by this Item, see “Proposal Two: Ratification of Appointment of PricewaterhouseCoopers LLP as Our Independent Registered Public Accounting Firm for the Fiscal Year Ending June 30, 2025” in the Proxy Statement, which is incorporated herein by reference.
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
1. Financial Statements:
The following financial statements and schedules of the Registrant are contained in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:
2. Financial Statement Schedule:
The following financial statement schedule of the Registrant is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements:

Schedule II—Valuation and Qualifying Accounts for the three years in the period ended June 30, 2024	104

All other schedules are omitted because they are either not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.
3. Exhibits

The information required by this item is set forth below.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
3.1	Restated Certificate of Incorporation	10-K	No. 000-09992	3.1	August 16, 2019
3.2	Amended and Restated Bylaws	8-K	No. 000-09992	3.1	November 4, 2022
4.1	Indenture dated November 6, 2014 between KLA-Tencor Corporation and Wells Fargo Bank, National Association, as trustee	8-K	No. 000-09992	4.1	November 7, 2014
4.2	Form of Officer’s Certificate setting forth the terms of the Notes (with form of Notes attached)	8-K	No. 000-09992	4.2	November 7, 2014
4.3	Indenture, dated as of June 23, 2022 between KLA Corporation and U.S. Bank Trust Company, National Association, as trustee	8-K	No. 000-09992	4.1	June 24, 2022
4.4	Form of Officer’s Certificate setting forth the terms of the 4.650% Senior Notes due 2032, 4.950% Senior Notes due 2052, and 5.250% Senior Notes due 2062 (with form of Notes attached)	8-K	No. 000-09992	4.2	June 24, 2022
4.5	Form of Officer’s Certificate setting forth the terms of the 4.100% Senior Notes due 2029 and 5.000% Senior Notes due 2049 (with form of Notes attached)	8-K	No. 000-09992	4.2	March 20, 2019
4.6	Form of Officer’s Certificate setting forth the terms of the 3.300% Senior Notes due 2050 (with form of Notes attached)	8-K	No. 000-09992	4.2	March 3, 2020
4.7	Officer’s Certificate, dated February 1, 2024, including the form of the Company’s 4.700% Senior Notes due 2034	8-K	No. 000-09992	4.2	February 1, 2024
4.8	Description of the Registrant’s securities registered under Section 12 of the Securities Act of 1934	10-Q	No. 000-09992	4.1	October 30, 2020
10.1	2004 Equity Incentive Plan (as amended and restated (as of November 7, 2018))*	S-8	No. 228283	10.1	November 8, 2018
10.12	KLA Corporation 2023 Incentive Award Plan	8-K	No. 000-09992	10.1	November 3, 2023
10.13	KLA Corporation 2023 Incentive Award Plan Global Restricted Stock Unit Agreement	10-Q	No. 000-09992	10.2	January 26, 2024
10.2	Form of Restricted Stock Unit Award Notification (Performance-Vesting)*	10-K	No. 000-09992	10.2	August 6, 2021
10.3	Form of Restricted Stock Unit Award Notification (Service-Vesting)*	10-K	No. 000-09992	10.3	August 6, 2021
10.4	Form of Accelerated Stock Repurchases Agreement	8-K	No. 000-09992	10.1	June 24, 2022
10.5	Executive Deferred Savings Plan (as amended and restated effective July 31, 2019)*	10-K	No. 000-09992	10.9	August 16, 2019

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
10.6	Credit Agreement, dated as of June 8, 2022, by and among KLA Corporation, the several banks and other financial institutions party thereto as lenders, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	No. 000-09992	10.1	June 8, 2022
10.7	Amended and Restated Executive Severance Plan*	8-K	No. 000-09992	10.1	October 20, 2016
10.8	Amended and Restated 2010 Executive Severance Plan*	10-Q	No. 000-09992	10.45	October 22, 2015
10.9	Calendar Year 2024 Executive Incentive Plan*+	10-Q	No. 000-09992	10.1	April 26, 2024
10.10	Amendment No. 1 dated as of July 25, 2022, by and among the registrant, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent ^	10-K	No. 000-09992	10.10	August 5, 2022
10.11	Form of Restricted Stock Unit Award Notification and Agreement (Special Awards)*+	10-Q	No. 000-09992	10.1	October 28, 2022
19.1	Policy on Insider Trading and Unauthorized Disclosures	10-K	No. 000-09992	19.1	August 4, 2023
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d - 14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d - 14(a) of the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350^
97.1	Policy for Recovery of Erroneously Awarded Compensation
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).
__________________

*	Denotes a management contract, plan or arrangement.
+	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).
^	Furnished herewith
ITEM 16.     FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLA Corporation

August 2, 2024	By:	/S/ RICHARD P. WALLACE
Date		Richard P. Wallace
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

Signature	Title	Date

/s/ RICHARD P. WALLACE	President, Chief Executive Officer and Director (principal executive officer)	August 2, 2024
Richard P. Wallace

/s/ BREN D. HIGGINS	Executive Vice President and Chief Financial Officer (principal financial officer)	August 1, 2024
Bren D. Higgins

/s/ VIRENDRA A. KIRLOSKAR	Senior Vice President and Chief Accounting Officer (principal accounting officer)	August 1, 2024
Virendra A. Kirloskar

/s/ ROBERT M. CALDERONI	Chairman of the Board and Director	August 1, 2024
Robert M. Calderoni

/s/ JENEANNE HANLEY	Director	August 1, 2024
Jeneanne Hanley

/s/ EMIKO HIGASHI	Director	August 1, 2024
Emiko Higashi

/s/ KEVIN J. KENNEDY	Director	August 1, 2024
Kevin J. Kennedy

/s/ MICHAEL R. MCMULLEN	Director	August 1, 2024
Michael R. McMullen

/s/ GARY B. MOORE	Director	August 1, 2024
Gary B. Moore

/s/ MARIE MYERS	Director	August 1, 2024
Marie Myers

/s/ VICTOR PENG	Director	August 1, 2024
Victor Peng

/s/ ROBERT A. RANGO	Director	August 2, 2024
Robert A. Rango