Form 10-Q
period 2024-09-30
KLA CORP
filed 2024-10-31
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of October 21, 2024, there were 133,759,778 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
KLA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,977,202	$1,977,129
Marketable securities	2,652,514	2,526,866
Accounts receivable, net	1,953,156	1,833,041
Inventories	3,109,837	3,034,781
Other current assets	535,730	659,327
Total current assets	10,228,439	10,031,144
Land, property and equipment, net	1,118,312	1,109,968
Goodwill, net	2,015,721	2,015,726
Deferred income taxes	981,591	915,241
Purchased intangible assets, net	612,011	668,764
Other non-current assets	725,663	692,723
Total assets	$15,681,737	$15,433,566
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$376,505	$359,487
Deferred system revenue	877,207	985,856
Deferred service revenue	512,470	501,926
Current portion of long-term debt	749,984	749,936
Other current liabilities	2,282,048	2,063,569
Total current liabilities	4,798,214	4,660,774
Long-term debt	5,881,372	5,880,199
Deferred tax liabilities	471,575	486,690
Deferred service revenue	319,794	294,460
Other non-current liabilities	651,068	743,115
Total liabilities	12,122,023	12,065,238
Commitments and contingencies (Notes 8, 13 and 14)
Stockholders’ equity:
Common stock and capital in excess of par value	2,257,052	2,280,133
Retained earnings	1,328,166	1,137,270
Accumulated other comprehensive loss	(25,504)	(49,075)
Total stockholders’ equity	3,559,714	3,368,328
Total liabilities and stockholders’ equity	$15,681,737	$15,433,566
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
(In thousands, except per share amounts)	2024	2023
Revenues:
Product	$2,197,389	$1,836,664
Service	644,152	560,292
Total revenues	2,841,541	2,396,956
Costs and expenses:
Costs of revenues	1,147,431	946,891
Research and development	323,145	311,214
Selling, general and administrative	251,042	239,645
Interest expense	82,171	74,234
Other expense (income), net	(40,935)	(26,739)
Income before income taxes	1,078,687	851,711
Provision for income taxes	132,836	110,336
Net income	945,851	741,375
Basic	$7.05	$5.43
Diluted	$7.01	$5.41
Weighted-average number of shares:
Basic	134,134	136,412
Diluted	134,858	137,104
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,
(In thousands)	2024	2023
Net income	$945,851	$741,375
Other comprehensive income (loss):
Currency translation adjustments:
Cumulative currency translation adjustments	10,257	(6,853)
Income tax (provision) benefit	(1,148)	260
Net change related to currency translation adjustments	9,109	(6,593)
Cash flow hedges:
Net unrealized gains (losses) arising during the period	3,098	(1,481)
Reclassification adjustments for net gains included in net income	(3,508)	(7,108)
Income tax benefit	2,213	856
Net change related to cash flow hedges	1,803	(7,733)
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	(232)	242
Available-for-sale securities:
Net unrealized gains arising during the period	16,422	1,244
Reclassification adjustments for net losses included in net income	1	12
Income tax provision	(3,532)	(269)
Net change related to available-for-sale securities	12,891	987
Other comprehensive income (loss)	23,571	(13,097)
Total comprehensive income	$969,422	$728,278
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2024	134,425	$2,280,133	$1,137,270	$(49,075)	$3,368,328
Net income	—	—	945,851	—	945,851
Other comprehensive income	—	—	—	23,571	23,571
Net issuance under employee stock plans	134	(72,245)	—	—	(72,245)
Repurchase of common stock	(740)	(12,536)	(558,400)	—	(570,936)
Cash dividends ($1.45 per share) and dividend equivalents declared	—	—	(196,555)	—	(196,555)
Stock-based compensation expense	—	61,700	—	—	61,700
Balances as of September 30, 2024	133,819	2,257,052	1,328,166	(25,504)	3,559,714

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of June 30, 2023	136,750	$2,107,663	$848,431	$(36,341)	$2,919,753
Net income	—	—	741,375	—	741,375
Other comprehensive loss	—	—	—	(13,097)	(13,097)
Net issuance under employee stock plans	173	(68,237)	—	—	(68,237)
Repurchase of common stock	(956)	(14,722)	(444,371)	—	(459,093)
Cash dividends ($1.30 per share) and dividend equivalents declared	—	—	(179,256)	—	(179,256)
Stock-based compensation expense	—	48,772	—	—	48,772
Balance as of September 30, 2023	135,967	2,073,476	966,179	(49,438)	2,990,217
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$945,851	$741,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,823	102,403
Unrealized foreign exchange loss and other	7,718	9,970
Stock-based compensation expense	61,700	48,772
Deferred income taxes	(81,682)	(71,322)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	(91,660)	107,018
Inventories	(59,326)	(138,419)
Other assets	152,641	(7,520)
Accounts payable	(12,463)	8,345
Deferred system revenue	(108,648)	14,057
Deferred service revenue	35,863	5,901
Other liabilities	49,421	63,160
Net cash provided by operating activities	995,238	883,740
Cash flows from investing activities:
Capital expenditures	(60,393)	(68,045)
Purchases of available-for-sale securities	(837,935)	(530,842)
Proceeds from sale of available-for-sale securities	55,322	7,983
Proceeds from maturity of available-for-sale securities	671,925	201,149
Purchases of trading securities	(17,581)	(49,958)
Proceeds from sale of trading securities	17,623	48,042
Net cash used in investing activities	(171,039)	(391,671)
Cash flows from financing activities:
Common stock repurchases	(567,383)	(455,412)
Payment of dividends to stockholders	(198,079)	(181,507)
Tax withholding payments related to vested and released restricted stock units	(72,246)	(68,237)
Net cash used in financing activities	(837,708)	(705,156)
Effect of exchange rate changes on cash and cash equivalents	13,582	(3,208)
Net increase (decrease) in cash and cash equivalents	73	(216,295)
Cash and cash equivalents at beginning of period	1,977,129	1,927,865
Cash and cash equivalents at end of period	$1,977,202	$1,711,570
Supplemental cash flow disclosures:
Income taxes paid, net	$96,395	$99,388
Interest paid	$131,126	$113,236
Non-cash activities:
Contingent consideration payable - financing activities	$—	$(920)
Dividends payable - financing activities	$2,009	$1,853
Unsettled common stock repurchase - financing activities	$5,499	$11,000
Accrued purchases of land, property and equipment - investing activities	$13,849	$22,729
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
The unaudited interim Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of June 30, 2024 was derived from the Company’s audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, but does not include all disclosures required by GAAP for audited financial statements. The unaudited interim Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations, comprehensive income, stockholders’ equity and cash flows for the periods indicated. These Condensed Consolidated Financial Statements and notes, however, should be read in conjunction with Item 8 “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
The Condensed Consolidated Financial Statements include the accounts of KLA and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The results of operations for the three months ended September 30, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2025.
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
Significant Accounting Policies. Except for the below additions to our accounting policies, there have been no material changes to our significant accounting policies summarized in Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
Government Incentives. We occasionally receive incentives from governmental entities related to capital expenditures, expenses and other activities, primarily in the form of cash grants and tax credits. Government assistance is recognized when there is reasonable assurance that (1) the Company will comply with relevant conditions; and (2) the assistance will be received. Government incentives related to the acquisition or construction of property, plant and equipment are recognized as a reduction in the carrying amounts of the related assets and reduce depreciation expense over the useful lives of the assets. Incentives related to specific operating activities are offset against the related expense in the period the expense is incurred.
Collaborative Arrangements. We assess joint development arrangements to determine whether they are in the scope of Accounting Standards Codification (“ASC”) 808, Collaborative Arrangements. In our assessment, we evaluate whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on commercial success of the activities. This assessment is performed throughout the life of such arrangement with consideration given to the changes in the roles and responsibilities between the parties. During the quarter ended September 30, 2024, we entered into a joint development arrangement within the scope of ASC 808 to develop and commercialize a new product.

Recent Accounting Pronouncements
Recently Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU") 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The new guidance requires enhanced disclosures about significant segment expenses. This standard update is effective for our annual reports beginning in the fiscal year ending June 30, 2025 and interim period reports beginning in the first quarter of the fiscal year ending June 30, 2026. Early adoption is permitted on a retrospective basis. We will adopt this update for our annual report for the fiscal year ending June 30, 2025.

Updates Not Yet Effective
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

	As of	As of
(Dollar amounts in thousands)	September 30, 2024	June 30, 2024	$ Change	% Change
Accounts receivable, net	$1,953,156	$1,833,041	$120,115	7%
Contract assets	$71,407	$69,259	$2,148	3%
Contract liabilities	$1,709,471	$1,782,242	$(72,771)	(4)%
Our payment terms and conditions vary by contract type, although terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of shipment, with the remainder payable within 30 days of acceptance.
The change in contract assets during the three months ended September 30, 2024 was mainly due to $37.4 million of revenue recognized for which the payment is subject to conditions other than passage of time, largely offset by $35.4 million of contract assets reclassified to accounts receivable, net, as our right to consideration for these contract assets became unconditional. Contract assets are included in other current assets on our Condensed Consolidated Balance Sheets.
The change in contract liabilities during the three months ended September 30, 2024 was mainly due to the recognition in revenue of $870.0 million that was included in contract liabilities as of June 30, 2024, largely offset by an increase in the value of products and services billed to customers for which control of the products and services has not transferred to the customers. Contract liabilities are included in other current liabilities and other non-current liabilities on our Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

As of September 30, 2024, we had $10.04 billion of remaining performance obligations (“RPO”), which represents our obligation to deliver products and services, and primarily consists of sales orders where written customer requests have been received. This amount includes customer deposits of $682.2 million as disclosed in Note 4 “Financial Statement Components” and excludes contract liabilities of $1.71 billion as disclosed above. We expect to recognize approximately 65% to 70% of these performance obligations as revenue in the next 12 months, 25% to 30% in the subsequent 12 months and the remainder thereafter, but this estimate is subject to constant change. The timing of revenue recognition of our RPO is evaluated quarterly and is largely driven by multiple variables, many of which are beyond our control, such as: the readiness of customer fabs, end market needs for capacity, changes in the estimated versus actual start time of customers’ projects, timing of delivery and installation dates, supply chain constraints and changes in regulations. Our customers are currently purchasing equipment from us with lead times that are longer than our historical experience. As customers try to balance the evolution of their technological, production or market needs with the timing and content of orders placed with us, there is elevated risk of order modifications, pushouts or cancellations.

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
Refer to Note 17 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements for information related to revenues by geographic region as well as significant product and service offerings.
NOTE 3 – FAIR VALUE MEASUREMENTS
Our financial assets and liabilities are measured and recorded at fair value, except for our debt and certain equity investments in privately held companies. Equity investments without a readily available fair value are accounted for using the measurement alternative. The measurement alternative is calculated as cost minus impairment, if any, plus or minus changes resulting from observable price changes. See Note 7 “Debt” to our Condensed Consolidated Financial Statements for disclosure of the fair value of our Senior Notes, as defined in that Note.
Our non-financial assets, such as goodwill, intangible assets, and land, property and equipment, are assessed for impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred and, for goodwill, also annually.
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
A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no transfers between Level 1, Level 2 and Level 3 fair value measurements during the three months ended September 30, 2024.
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
Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the dates indicated below, were presented on our Condensed Consolidated Balance Sheets as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of September 30, 2024 (In thousands)	Total	(Level 1)	(Level 2)
Assets
Cash equivalents:
Money market funds and other	$1,558,751	$1,558,751	$—
U.S. Treasury securities	6,720	—	6,720
Marketable securities:
Corporate debt securities	835,105	—	835,105
Municipal securities	43,673	—	43,673
U.S. Government agency securities	97,887	97,887	—
U.S. Treasury securities	729,376	498,241	231,135
Equity securities	19,654	19,654	—
Total cash equivalents and marketable securities(1)	3,291,166	2,174,533	1,116,633
Other current assets:
Derivative assets	25,314	—	25,314
Other non-current assets:
Executive Deferred Savings Plan	318,855	286,149	32,706
Total financial assets(1)	$3,635,335	$2,460,682	$1,174,653
Liabilities
Derivative liabilities	$(31,518)	$—	$(31,518)
Total financial liabilities	$(31,518)	$—	$(31,518)
________________
(1) Excludes cash of $326.9 million held in operating accounts and time deposits of $1.01 billion (of which $84.9 million were cash equivalents) as of September 30, 2024.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of June 30, 2024 (In thousands)	Total	(Level 1)	(Level 2)
Assets
Cash equivalents:
Corporate debt securities	$2,312	$—	$2,312
Money market funds and other	1,585,832	1,585,832	—
U.S. Treasury securities	35,158	—	35,158
Marketable securities:
Corporate debt securities	771,920	—	771,920
Municipal securities	41,159	—	41,159
U.S. Government agency securities	105,874	105,874	—
U.S. Treasury securities	716,148	476,230	239,918
Equity securities	25,566	25,566	—
Total cash equivalents and marketable securities(1)	3,283,969	2,193,502	1,090,467
Other current assets:
Derivative assets	36,503	—	36,503
Other non-current assets:
Executive Deferred Savings Plan	303,365	272,816	30,549
Total financial assets(1)	$3,623,837	$2,466,318	$1,157,519
Liabilities
Derivative liabilities	$(15,683)	$—	$(15,683)
Total financial liabilities	$(15,683)	$—	$(15,683)
________________
(1) Excludes cash of $287.6 million held in operating accounts and time deposits of $932.4 million (of which $66.2 million were cash equivalents) as of June 30, 2024.

NOTE 4 – FINANCIAL STATEMENT COMPONENTS
Condensed Consolidated Balance Sheets

	As of	As of
(In thousands)	September 30, 2024	June 30, 2024
Accounts receivable, net:
Accounts receivable, gross	$1,985,777	$1,865,823
Allowance for credit losses	(32,621)	(32,782)
	$1,953,156	$1,833,041
Inventories:
Customer service parts	$602,206	$589,751
Raw materials	1,489,622	1,485,400
Work-in-process	736,878	700,895
Finished goods	281,131	258,735
	$3,109,837	$3,034,781
Other current assets:
Deferred costs of revenues	$215,370	$279,879
Prepaid expenses	118,366	124,969
Contract assets	71,407	69,259
Prepaid income and other taxes	58,210	102,398
Other current assets	72,377	82,822
	$535,730	$659,327
Land, property and equipment, net:
Land	$78,259	$78,260
Buildings and leasehold improvements	925,296	919,919
Machinery and equipment	1,139,003	1,116,793
Office furniture and fixtures	64,416	64,480
Construction-in-process	241,060	215,006
	2,448,034	2,394,458
Less: accumulated depreciation	(1,329,722)	(1,284,490)
	$1,118,312	$1,109,968
Other non-current assets:
Executive Deferred Savings Plan(1)	$318,855	$303,365
Operating lease right of use assets	250,460	231,812
Other non-current assets	156,348	157,546
	$725,663	$692,723
Other current liabilities:
Customer deposits	$610,630	$645,893
Compensation and benefits	479,471	371,713
Income taxes payable	347,503	146,740
Executive Deferred Savings Plan(1)	319,432	303,088
Interest payable	77,504	128,727
Operating lease liabilities	40,414	36,391
Other liabilities and accrued expenses	407,094	431,017
	$2,282,048	$2,063,569
Other non-current liabilities:
Income taxes payable	$217,015	$291,106
Operating lease liabilities	154,325	153,117
Customer deposits	71,564	99,794
Pension liabilities	56,924	51,778
Other non-current liabilities	151,240	147,320
	$651,068	$743,115

________________
(1)We have a non-qualified deferred compensation plan (known as the “Executive Deferred Savings Plan” or “EDSP”) under which certain employees and non-employee directors may defer a portion of their compensation. The expense (benefit) associated with changes in the EDSP liability included in selling, general and administrative (“SG&A”) was $18.0 million and $(9.3) million during the three months ended September 30, 2024 and 2023, respectively. The amount of net gains (losses) associated with changes in the EDSP assets included in SG&A expense was $17.9 million and $(9.5) million during the three months ended September 30, 2024 and 2023, respectively. For additional details, refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) (“AOCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of September 30, 2024	$(66,737)	$9,237	$48,046	$(16,050)	$(25,504)

Balance as of June 30, 2024	$(75,846)	$(3,654)	$46,243	$(15,818)	$(49,075)
The effects on net income of amounts reclassified from AOCI to the Condensed Consolidated Statements of Operations for the indicated periods were as follows (in thousands; amounts in parentheses indicate debits or reductions to earnings):

AOCI Components		Three Months Ended
	Location in the Condensed Consolidated Statement of Operations	September 30,
		2024	2023
Unrealized gains on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$2,535	$3,396
	Costs of revenues and operating expenses	26	2,775
	Interest expense	947	937
	Net gains reclassified from AOCI	$3,508	$7,108
Unrealized losses on available-for-sale securities	Other expense (income), net	$(1)	$(12)
The amount reclassified out of AOCI related to our defined benefit pension plans that was recognized as a component of net periodic cost for the three months ended September 30, 2024 and 2023 was $0.2 million and $0.3 million, respectively. For additional details, refer to Note 13 “Employee Benefit Plans” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

NOTE 5 – MARKETABLE SECURITIES
The amortized cost and fair value of marketable securities as of the dates indicated below were as follows:

As of September 30, 2024 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$828,306	$7,102	$(303)	$835,105
Money market funds and other	1,558,751	—	—	1,558,751
Municipal securities	43,399	294	(20)	43,673
U.S. Government agency securities	96,859	1,037	(9)	97,887
U.S. Treasury securities	732,428	4,081	(413)	736,096
Subtotal	3,259,743	12,514	(745)	3,271,512
Add: Time deposits(1)	1,011,697	—	—	1,011,697
Less: Cash equivalents	1,650,347	2	—	1,650,349
Marketable securities(2)	$2,621,093	$12,512	$(745)	$2,632,860

As of June 30, 2024 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$775,277	$973	$(2,018)	$774,232
Money market funds and other	1,585,832	—	—	1,585,832
Municipal securities	41,343	13	(197)	41,159
U.S. Government agency securities	106,101	26	(253)	105,874
U.S. Treasury securities	754,505	209	(3,408)	751,306
Subtotal	3,263,058	1,221	(5,876)	3,258,403
Add: Time deposits(1)	932,436	—	—	932,436
Less: Cash equivalents	1,689,540	—	(1)	1,689,539
Marketable securities(2)	$2,505,954	$1,221	$(5,875)	$2,501,300
________________
(1) Time deposits excluded from fair value measurements.
(2) Excludes equity marketable securities.
Our investment portfolio includes both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of our unrealized losses are due to changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all these investments upon maturity. As of September 30, 2024, we had 100 investments in a gross unrealized loss position. The following table summarizes the fair value and gross unrealized losses of our investments that were in an unrealized loss position as of the dates indicated below.

As of September 30, 2024	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$33,940	$(20)	$66,941	$(283)	$100,881	$(303)
Municipal securities	1,624	(2)	2,443	(18)	4,067	(20)
U.S. Government agency securities	13,630	(9)	—	—	13,630	(9)
U.S. Treasury securities	35,771	(26)	63,733	(387)	99,504	(413)
Total	$84,965	$(57)	$133,117	$(688)	$218,082	$(745)

As of June 30, 2024	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$355,882	$(942)	$100,957	$(1,076)	$456,839	$(2,018)
Municipal securities	17,364	(81)	10,788	(116)	28,152	(197)
U.S. Government agency securities	58,598	(137)	17,197	(116)	75,795	(253)
U.S. Treasury securities	466,144	(1,040)	166,867	(2,368)	633,011	(3,408)
Total	$897,988	$(2,200)	$295,809	$(3,676)	$1,193,797	$(5,876)
The contractual maturities of securities classified as available-for-sale, regardless of their classification on our Condensed Consolidated Balance Sheets, as of the date indicated below were as follows:

As of September 30, 2024 (In thousands)	Amortized Cost	Fair Value
Due within one year	$1,786,826	$1,788,386
Due after one year through three years	834,267	844,474
Total	$2,621,093	$2,632,860
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities for the three months ended September 30, 2024 and 2023 were immaterial.
The costs for our equity marketable securities were $22.9 million as of both September 30, 2024, and June 30, 2024. Unrealized losses for our equity marketable securities were $5.9 million and $4.3 million during the three months ended September 30, 2024 and 2023, respectively.
NOTE 6 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in business combinations. We have three reportable segments, five operating segments and six reporting units.
The following table presents changes in goodwill carrying value by reportable segment during the three months ended September 30, 2024:

(In thousands)	Semiconductor Process Control	Specialty Semiconductor Process	Printed Circuit Board (“PCB”) and Component Inspection	Total
Balances as of June 30, 2024
Goodwill	$1,030,588	$826,037	$651,324	$2,507,949
Accumulated impairment losses	(277,570)	(144,179)	(70,474)	(492,223)
	$753,018	$681,858	$580,850	$2,015,726
Activity for the three months ended September 30, 2024
Foreign currency adjustments	(5)	—	—	(5)
Balances as of September 30, 2024
Goodwill	1,030,583	826,037	651,324	$2,507,944
Accumulated impairment losses	(277,570)	(144,179)	(70,474)	(492,223)
	$753,013	$681,858	$580,850	$2,015,721
Goodwill is not subject to amortization but is tested for impairment annually during the third fiscal quarter, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
As of September 30, 2024, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the assessments performed in the third quarter of the fiscal year ended June 30, 2024. As a result of those assessments, we recorded a $70.5 million impairment charge in the Display reporting unit in the three months ended March 31,

2024. For additional details, refer to Note 7 “Goodwill and Purchased Intangible Assets” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)		As of September 30, 2024			As of June 30, 2024
Category	Range of Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	4-8	$1,552,074	$1,089,685	$462,389	$1,552,074	$1,045,585	$506,489
Customer relationships	4-9	358,567	257,125	101,442	358,567	248,106	110,461
Trade name / Trademark	4-7	119,083	100,691	18,392	119,083	97,106	21,977
Order backlog and other	<1-7	83,336	82,789	547	83,336	82,740	596
Intangible assets subject to amortization		2,113,060	1,530,290	582,770	2,113,060	1,473,537	639,523
In-process research and development		46,074	16,833	29,241	46,074	16,833	29,241
Total		$2,159,134	$1,547,123	$612,011	$2,159,134	$1,490,370	$668,764

Purchased intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. Impairment indicators primarily include declines in our operating cash flows from the use of these assets. If impairment indicators are present, we are required to perform a recoverability test by comparing the sum of estimated undiscounted future cash flows attributable to those long-lived assets to their carrying value.
As of September 30, 2024, there were no impairment indicators for purchased intangible assets.
Amortization expense for purchased intangible assets for the periods indicated below was as follows:

	Three Months Ended September 30,
(In thousands)	2024	2023
Amortization expense - Costs of revenues	$44,099	$46,088
Amortization expense - SG&A	12,654	17,216
Total	$56,753	$63,304
Based on the purchased intangible assets gross carrying amount recorded as of September 30, 2024, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2025 (remaining nine months)	$161,654
2026	198,078
2027	125,517
2028	48,849
2029	34,530
2030 and thereafter	14,142
Total	$582,770

NOTE 7 – DEBT
The following table summarizes our debt as of September 30, 2024 and June 30, 2024:

	As of September 30, 2024		As of June 30, 2024
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 4.650% Senior Notes due on November 1, 2024	$750,000	4.682%	$750,000	4.682%
Fixed-rate 5.650% Senior Notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Fixed-rate 4.100% Senior Notes due on March 15, 2029	800,000	4.159%	800,000	4.159%
Fixed-rate 5.000% Senior Notes due on March 15, 2049	400,000	5.047%	400,000	5.047%
Fixed-rate 3.300% Senior Notes due on March 1, 2050	750,000	3.302%	750,000	3.302%
Fixed-rate 4.650% Senior Notes due on July 15, 2032	1,000,000	4.657%	1,000,000	4.657%
Fixed-rate 4.950% Senior Notes due on July 15, 2052	1,450,000	5.023%	1,450,000	5.023%
Fixed-rate 5.250% Senior Notes due on July 15, 2062	800,000	5.259%	800,000	5.259%
Fixed-rate 4.700% Senior Notes due on February 1, 2034	500,000	4.777%	500,000	4.777%
Total	6,700,000		6,700,000
Unamortized discount/premium, net	(24,453)		(24,866)
Unamortized debt issuance costs	(44,191)		(44,999)
Total	$6,631,356		$6,630,135
Reported as:
Current portion of long-term debt	$749,984		$749,936
Long-term debt	5,881,372		5,880,199
Total	$6,631,356		$6,630,135
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
Prior to February 2024, the following aggregate principal amounts of senior, unsecured long-term notes were issued in the following periods: $3.00 billion in June 2022 (the “2022 Senior Notes”), $750.0 million in February 2020 (the “2020 Senior Notes”), $1.20 billion in March 2019 (the “2019 Senior Notes”) and $2.50 billion in November 2014 (the “2014 Senior Notes”). These, along with the 2024 Senior Notes, are collectively referred to as the “Senior Notes.”
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

Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of September 30, 2024 and June 30, 2024 was $6.59 billion and $6.26 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of September 30, 2024, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility
We have in place a Credit Agreement dated June 8, 2022 (“Credit Agreement”) for an unsecured Revolving Credit Facility (“Revolving Credit Facility”) having a maturity date of June 8, 2027 that allows us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. As of September 30, 2024, we had no outstanding borrowings under the Revolving Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the maturity date, at which time we may exercise two one-year extension options with the consent of the lenders. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility can be made as Term Secured Overnight Financing Rate (“SOFR”) Loans or Alternate Base Rate (“ABR”) Loans, at the Company’s option. In the event that Term SOFR is unavailable, any Term SOFR elections will be converted to Daily Simple SOFR, if available. Each Term SOFR Loan will bear interest at a rate per annum equal to the applicable Adjusted Term SOFR rate, which is equal to the applicable Term SOFR rate plus 10 bps that shall not be less than zero, plus a spread ranging from 75 bps to 125 bps, as determined by the Company’s credit ratings at the time. Each ABR Loan will bear interest at a rate per annum equal to the ABR plus a spread ranging from 0 bps to 25 bps, as determined by the Company’s credit ratings at the time. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 4.5 bps to 12.5 bps, subject to an adjustment in conjunction with changes to our credit rating. The applicable interest rates and commitment fees are also subject to adjustment based on the Company’s performance against certain environmental sustainability key performance indicators (“KPI”) related to greenhouse gas emissions and renewable electricity usage. Our performance against these KPIs in calendar year 2023 resulted in reductions to the fees associated with our Revolving Credit Facility. As of September 30, 2024, we elected to pay interest on borrowings under the Revolving Credit Facility at the applicable Adjusted Term SOFR rate plus a spread of 82.5 bps and the applicable commitment fee on the daily undrawn balance of the Revolving Credit Facility was 5.5 bps.
Under the Credit Agreement, the maximum leverage ratio on a quarterly basis is 3.50 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which may be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of September 30, 2024, our maximum allowed leverage ratio was 3.50 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of September 30, 2024.
For additional details, refer to Note 8 “Debt” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
NOTE 8 – LEASES
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
Lease expense was $13.1 million and $12.4 million for the three months ended September 30, 2024 and 2023, respectively. Expenses related to short-term leases, which were not recorded on the Condensed Consolidated Balance Sheets, were not material for the three months ended September 30, 2024 and 2023. As of September 30, 2024 and June 30, 2024, the weighted-average remaining lease term was 6.5 and 6.7 years, respectively, and the weighted-average discount rate for operating leases was 4.22% and 4.30%, respectively.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30,
In thousands	2024	2023
Operating cash outflows from operating leases	$10,856	$10,002
Right of use assets obtained in exchange for new operating lease liabilities	$9,649	$12,968
Maturities of lease liabilities as of September 30, 2024 were as follows:

Fiscal Year Ending June 30:	(In thousands)
2025 (remaining nine months)	$36,282
2026	44,329
2027	33,307
2028	22,783
2029	20,030
2030 and thereafter	71,131
Total lease payments	227,862
Less imputed interest	(33,123)
Total	$194,739
As of September 30, 2024, we did not have material leases that had not yet commenced.
NOTE 9 – EQUITY AND LONG-TERM INCENTIVE COMPENSATION PLANS
Equity Incentive Program
On August 3, 2023, our Board of Directors adopted the KLA Corporation 2023 Incentive Award Plan (the “2023 Plan”), which replaced our 2004 Equity Incentive Plan (the “2004 Plan”) for grants of equity awards occurring on or after November 1, 2023. The new plan was approved by our stockholders at the annual meeting of stockholders held on November 1, 2023. As of September 30, 2024, 10.0 million shares remained available for issuance under our 2023 Plan. For details of the 2023 Plan, refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
Equity Incentive Plans - General Information
The following table summarizes the combined activity under our equity incentive plans:

(In thousands)	Available For Grant(1)
Balance as of June 30, 2024	10,240
Restricted stock units granted(2)	(292)
RSUs granted adjustment(3)	62
Restricted stock units canceled	19
Balance as of September 30, 2024	10,029
__________________
(1)The number of restricted stock units (“RSU”) reflects the application of the award multiplier of 2.0x to calculate the impact of the award on the shares reserved under the 2023 Plan.
(2)Includes RSUs granted to senior management during the three months ended September 30, 2024 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such RSUs that are deemed to have been earned) (“performance-based RSU”). This line item includes all such performance-based RSUs granted during the three months ended September 30, 2024 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.2 million shares for the three months ended September 30, 2024 reflects the application of the multiplier described above).

(3)Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the quarter ended September 30, 2024.
The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. The fair value for RSUs granted with “dividend equivalent” rights is determined using the closing price of our common stock on the grant date.
The following table shows stock-based compensation expense for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2024	2023
Stock-based compensation expense by:
Costs of revenues	$9,789	$7,669
R&D	17,380	13,028
SG&A	34,531	28,075
Total stock-based compensation expense	$61,700	$48,772
Stock-based compensation capitalized as inventory as of September 30, 2024 and June 30, 2024 was $21.7 million and $21.5 million, respectively.
Restricted Stock Units
The following table shows the activity and weighted-average grant date fair values for RSUs during the three months ended September 30, 2024:

	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding RSUs as of June 30, 2024(2)	1,467	$424.66
Granted(3)	146	$782.47
Granted adjustments(4)	(31)	$397.40
Vested and released	(235)	$316.96
Forfeited	(10)	$451.90
Outstanding RSUs as of September 30, 2024(2)	1,337	$483.19
__________________
(1)Share numbers reflect actual shares subject to awarded RSUs.
(2)Includes performance-based RSUs.
(3)This line item includes performance-based RSUs granted during the three months ended September 30, 2024 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.1 million shares for the three months ended September 30, 2024).
(4)Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the quarter ended September 30, 2024.
The RSUs granted by us generally vest as follows, in each case subject to the recipient remaining employed by us as of the applicable vesting date: (i) with respect to awards with only service-based vesting criteria, over periods ranging from two to four years; and (ii) with respect to awards with both performance-based and service-based vesting criteria, over periods ranging from three to four years. The RSUs granted to the independent members of the Board of Directors vest annually.

The following table shows the weighted-average grant date fair value per unit for the RSUs granted, aggregate grant date fair value of RSUs vested and tax benefits realized by us in connection with vested and released RSUs for the indicated periods:

	Three Months Ended September 30,
(In thousands, except for weighted-average grant date fair value)	2024	2023
Weighted-average grant date fair value per unit	$782.47	$501.15
Grant date fair value of vested RSUs	$74,731	$65,524
Tax benefits realized by us in connection with vested and released RSUs	$17,575	$16,054
As of September 30, 2024, the unrecognized stock-based compensation expense balance related to RSUs was $485.3 million, excluding the impact of estimated forfeitures, and will be recognized over an estimated weighted-average amortization period of 1.6 years. The intrinsic value of outstanding RSUs as of September 30, 2024 was $1.04 billion.
Cash-Based Long-Term Incentive Compensation
We have adopted a cash-based long-term incentive (“Cash LTI”) program (“Cash LTI Plan”) for many of our employees as part of our employee compensation program. Executives and non-employee members of the Board of Directors do not participate in the Cash LTI Plan. During the three months ended September 30, 2024 and 2023, we approved Cash LTI awards of $0.1 million and $0.1 million, respectively. Cash LTI awards issued to employees under the Cash LTI Plan will vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three- or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date. During the three months ended September 30, 2024 and 2023, we recognized $15.4 million and $18.5 million, respectively, in compensation expense under the Cash LTI Plan. As of September 30, 2024, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $111.0 million. For details, refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
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
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended September 30,
	2024	2023
Stock purchase plan:
Expected stock price volatility	32.3%	32.8%
Risk-free interest rate	5.3%	5.1%
Dividend yield	0.7%	1.1%
Expected life (in years)	0.5	0.5
There was no cash received from employees for the issuance of shares under the ESPP or shares purchased by employees through the ESPP in the three months ended September 30, 2024 and 2023. The following table shows the tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Three Months Ended September 30,
	2024	2023
Tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP	$1,393	$1,365
Weighted-average fair value per share based on Black-Scholes model	$195.35	$114.32
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares that we estimate will be required to be issued under the ESPP during the forthcoming fiscal year. As of September 30, 2024, a total of 2.3 million shares were reserved and available for issuance under the ESPP.
Quarterly Cash Dividends
On September 3, 2024, we paid a quarterly cash dividend of $1.45 per share to stockholders of record as of the close of business on August 15, 2024. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended September 30, 2024 and 2023 was $198.1 million and $181.5 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of September 30, 2024 and June 30, 2024 was $10.3 million and $11.8 million, respectively. These amounts will be paid upon vesting of the underlying RSUs.
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
Under the authoritative guidance, share repurchases are recognized as a reduction to retained earnings to the extent available, with any excess recognized as a reduction of capital in excess of par value. In addition, the Inflation Reduction Act of 2022 (“IRA”) introduced a 1% excise tax imposed on certain stock repurchases made after December 31, 2022 by publicly traded companies. The excise tax is recorded as part of the cost basis of treasury stock repurchased after December 31, 2022 and, as such, is included in stockholders’ equity.
As of September 30, 2024, an aggregate of $1.61 billion was available for repurchase under the stock repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three Months Ended September 30,
(In thousands)	2024	2023
Number of shares of common stock repurchased	740	956
Total cost of repurchases	$570,936	$459,093
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

The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share amounts)	Three Months Ended September 30,
	2024	2023
Numerator:
Net income	$945,851	$741,375
Denominator:
Weighted-average shares - basic, excluding unvested RSUs	134,134	136,412
Effect of dilutive RSUs and options	724	692
Weighted-average shares - diluted	134,858	137,104
Basic net income per share	$7.05	$5.43
Diluted net income per share	$7.01	$5.41
Anti-dilutive securities excluded from the computation of diluted net income per share	29	123
NOTE 12 – INCOME TAXES
The following table provides details of income taxes:

	Three Months Ended September 30,
(Dollar amounts in thousands)	2024	2023
Income before income taxes	$1,078,687	$851,711
Provision for income taxes	$132,836	$110,336
Effective tax rate	12.3%	13.0%
Our effective tax rate is lower than the U.S. federal statutory rate during the three months ended September 30, 2024 primarily due to the proportion of earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate and the proportion of U.S. earnings eligible for the Foreign Derived Intangible Income deduction.
In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to U.S. federal income tax examinations for all years beginning from the fiscal year ended June 30, 2018. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2020. We are also subject to examinations in other major foreign jurisdictions, including Singapore and Israel, for all years beginning from the calendar year ended December 31, 2019 and are under audit in Israel for calendar year ended December 31, 2019 to fiscal year ended June 30, 2022.
It is possible that certain examinations may be concluded in the next 12 months. The timing and resolution of income tax examinations are uncertain. Given the uncertainty around the timing of the resolution of these ongoing examinations, we are unable to estimate the full range of possible adjustments to our unrecognized tax benefits within the next 12 months.
Legislative Developments
President Biden signed into law the IRA on August 16, 2022. The IRA has several new provisions including a 15% corporate alternative minimum tax (“CAMT”) for certain large corporations that have at least an average of $1.0 billion of adjusted financial statement income over a consecutive three-tax-year period. The CAMT was effective for us beginning in our fiscal year ended June 30, 2024. There was no tax impact to our financial statements from the CAMT provision during the three months ended September 30, 2024.
In December 2021, the Organization for Economic Co-operation and Development’s (“OECD”) Inclusive Framework on Base Erosion and Profit Shifting (“BEPS”) released Global Anti-Base Erosion (“GloBE”) rules under Pillar Two. For the countries that have enacted legislation to adopt the Pillar Two GloBE rules, the provision requiring a 15% minimum effective tax rate on income earned in the respective countries is effective for us beginning in our current fiscal year. There was no material impact to our financial statements from this Pillar Two provision during the three months ended September 30, 2024.

NOTE 13 – LITIGATION AND OTHER LEGAL MATTERS
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LC for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2024	2023
Receivables sold under factoring agreements	$45,459	$45,607
Proceeds from sales of LC	$1,978	$—
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented.
Purchase Commitments. We maintain commitments to purchase inventory from our suppliers as well as goods, services and other assets in the ordinary course of business. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed between the parties. This forecasted time-horizon can vary among different suppliers. Our estimate of our significant purchase commitments primarily for material, services, supplies and asset purchases is approximately $2.29 billion as of September 30, 2024, a majority of which are due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash LTI Plan. As of September 30, 2024, we have committed $142.1 million for future payment obligations under our Cash LTI Plan. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three- or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date.
Guarantees and Contingencies. We maintain guarantee arrangements available through various financial institutions for up to $99.8 million, of which $65.3 million had been issued as of September 30, 2024, primarily to fund guarantees to customs authorities for value-added tax and other operating requirements of our consolidated subsidiaries in Europe, Israel and Asia.

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
NOTE 15 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The authoritative guidance requires companies to recognize all derivative instruments, including foreign exchange contracts and rate lock agreements (collectively, “derivatives”), as either assets or liabilities at fair value on the Condensed Consolidated Balance Sheets. In accordance with the accounting guidance, we designate foreign currency forward transactions and options contracts and interest rate forward transactions as cash flow hedges. In accordance with the accounting guidance, we also designate certain foreign currency exchange contracts as net investment hedge transactions intended to mitigate the variability of the value of certain investments in foreign subsidiaries.
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

Since fiscal 2015, we have entered into five sets of forward contracts, generally to hedge the benchmark interest rate on portions of our Senior Notes prior to issuance (“Rate Lock Agreements”). Upon issuance of the associated debt, the Rate Lock Agreements were settled and their fair values were recorded within AOCI. The resulting gains and losses from these transactions are amortized to interest expense over the lives of the associated debt. We recognized net gains of $0.9 million in the three months ended September 30, 2024, for the amortization of the net of the Rate Lock Agreements that had been recognized in AOCI, which decreased the interest expense on a net basis. We recognized net gains of $0.9 million in the three months ended September 30, 2023, for the amortization of the net of the Rate Lock Agreements that had been recognized in AOCI, which decreased the interest expense on a net basis. As of September 30, 2024, the aggregate unamortized portion of the fair value of the forward contracts for the Rate Lock Agreements was a $46.8 million net gain.
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

	Three Months Ended September 30,
(In thousands)	2024	2023
Derivatives Designated as Cash Flow Hedging Instruments:
Foreign exchange contracts:
Amounts included in the assessment of effectiveness	$3,444	$(1,533)
Amounts excluded from the assessment of effectiveness	$(346)	$52
Derivatives Designated as Net Investment Hedging Instruments:
Foreign exchange contracts(1):	$(6,999)	$2,536
    __________________
(1)No amounts were reclassified from AOCI into earnings related to the sale of a subsidiary, as there were no such sales during the periods presented.
The locations and amounts of designated and non-designated derivatives’ gains and losses reported in the Condensed Consolidated Statements of Operations for the indicated periods were as follows:

	Three Months Ended September 30,				Three Months Ended September 30,
	2024				2023
(In thousands)	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$2,841,541	$1,721,618	$82,171	$(40,935)	$2,396,956	$1,497,750	$74,234	$(26,739)
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains (losses) reclassified from AOCI to earnings	$—	$—	$947	$—	$—	$—	$937	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from AOCI to earnings	$3,104	$26	$—	$—	$3,649	$2,775	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(569)	$—	$—	$(371)	$(253)	$—	$—	$52
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$83	$—	$—	$—	$(11,397)
The U.S. dollar equivalent of all outstanding notional amounts of foreign currency hedge contracts and rate lock agreements, with maximum remaining maturities of approximately 13 months as of the dates indicated below, were as follows:

	As of	As of
(In thousands)	September 30, 2024	June 30, 2024
Cash flow hedge contracts - foreign currency
Purchase	$413,242	$426,839
Sell	$127,586	$76,342
Net investment hedge contracts - foreign currency
Sell	$274,662	$273,952
Other foreign currency hedge contracts
Purchase	$654,686	$589,171
Sell	$441,091	$411,635

The locations and fair value of our derivatives reported in our Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	As of	As of	Balance Sheet	As of	As of
	Location	September 30, 2024	June 30, 2024	Location	September 30, 2024	June 30, 2024
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$11,877	$13,783	Other current liabilities	$(11,252)	$(8,066)
Total derivatives designated as hedging instruments		11,877	13,783		(11,252)	(8,066)
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	13,437	22,720	Other current liabilities	(20,266)	(7,617)
Total derivatives not designated as hedging instruments		13,437	22,720		(20,266)	(7,617)
Total derivatives		$25,314	$36,503		$(31,518)	$(15,683)
The changes in AOCI, before taxes, related to derivatives for the indicated periods were as follows:

	Three Months Ended September 30,
(In thousands)	2024	2023
Beginning AOCI	$68,903	$81,611
Amount reclassified to earnings as net gains	(3,508)	(7,108)
Net change in unrealized gains	(3,901)	1,055
Ending AOCI	$61,494	$75,558
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

As of September 30, 2024				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$25,314	$—	$25,314	$(23,953)	$—	$1,361
Derivatives - liabilities	$(31,518)	$—	$(31,518)	$23,953	$—	$(7,565)

As of June 30, 2024				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$36,503	$—	$36,503	$(15,173)	$—	$21,330
Derivatives - liabilities	$(15,683)	$—	$(15,683)	$15,173	$—	$(510)

NOTE 16 – RELATED PARTY TRANSACTIONS
During the three months ended September 30, 2024 and 2023, we purchased from, or sold to, several entities where one or more of our executive officers or members of our Board of Directors were, during the periods presented, an executive officer or a board member, including Agilent Technologies, Inc., Ansys, Inc., HP Inc., Keysight Technologies, Inc. and Microchip Technology Incorporated. The following table provides the transactions with these parties for the indicated periods (for the portion of such period that they were considered related):

	Three Months Ended September 30,
(In thousands)	2024	2023
Total revenues	$1,517	$3,362
Total purchases	$46	$1,821
Our receivable balances and payable balances were immaterial as of both September 30, 2024 and June 30, 2024. All of the related party transactions were made at current market rates.
NOTE 17 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION
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
Semiconductor Process Control
The Semiconductor Process Control segment offers a comprehensive portfolio of inspection, metrology and data analytics products, and related services, which helps IC manufacturers achieve target yield throughout the entire semiconductor fabrication process, from R&D to final volume production. Our differentiated products and services are designed to provide comprehensive solutions that help our customers accelerate development and production ramp cycles, achieve higher and more stable semiconductor die yields and improve their overall profitability. This reportable segment is comprised of two operating segments, Wafer Inspection and Patterning and Global Service and Support (“GSS”).
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

The following is a summary of results for each of our three reportable segments for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2024	2023
Semiconductor Process Control:
Revenues	$2,575,151	$2,135,478
Segment gross profit	1,616,782	1,386,529
Specialty Semiconductor Process:
Revenues	128,334	126,719
Segment gross profit	64,494	69,301
PCB and Component Inspection:
Revenues	137,983	136,043
Segment gross profit	57,537	39,820
Totals:
Revenues for reportable segments	$2,841,468	$2,398,240
Segment gross profit	$1,738,813	$1,495,650

The following table reconciles total reportable segment revenues to total revenues for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2024	2023
Total revenues for reportable segments	$2,841,468	$2,398,240
Corporate allocations and effects of changes in foreign currency exchange rates	73	(1,284)
Total revenues	$2,841,541	$2,396,956

The following table reconciles total segment gross profit to income before income taxes for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2024	2023
Total segment gross profit	$1,738,813	$1,495,650
Acquisition-related charges, corporate allocations and effects of changes in foreign currency exchange rates(1)	44,703	45,585
R&D	323,145	311,214
SG&A	251,042	239,645
Interest expense	82,171	74,234
Other expense (income), net	(40,935)	(26,739)
Income before income taxes	$1,078,687	$851,711
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

The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended September 30,
	2024		2023
Revenues:
China	$1,198,305	42%	$1,025,944	43%
North America	500,943	18%	250,713	10%
Taiwan	461,991	16%	405,343	17%
Korea	238,673	8%	219,821	9%
Japan	188,569	7%	227,377	10%
Europe and Israel	144,820	5%	168,436	7%
Rest of Asia	108,240	4%	99,322	4%
Total	$2,841,541	100%	$2,396,956	100%
The following is a summary of revenues by major product categories for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended September 30,
	2024		2023
Revenues:
Wafer Inspection	$1,368,943	48%	$1,010,198	42%
Patterning	576,409	20%	542,488	23%
Specialty Semiconductor Process	112,802	4%	112,103	5%
PCB and Component Inspection	72,908	3%	71,164	3%
Services	644,152	23%	560,292	23%
Other	66,327	2%	100,711	4%
Total	$2,841,541	100%	$2,396,956	100%
Wafer Inspection and Patterning products are offered in the Semiconductor Process Control segment. Services are offered in multiple segments. Other includes primarily refurbished systems, remanufactured legacy systems, and enhancements and upgrades for previous-generation products that are part of the Semiconductor Process Control segment.
In the three months ended September 30, 2024, two customers on an individual basis accounted for approximately 12% of total revenues each. In the three months ended September 30, 2023, one customer accounted for approximately 11% of total revenues. Three customers and one customer on an individual basis accounted for greater than 10% of accounts receivable, net, at September 30, 2024 and at June 30, 2024, respectively.
Land, property and equipment, net by geographic region as of the dates indicated below were as follows:

	As of	As of
(In thousands)	September 30, 2024	June 30, 2024
Land, property and equipment, net:
United States	$690,454	$689,937
Europe	168,185	155,812
Singapore	146,259	148,557
Israel	80,986	84,279
Rest of Asia	32,428	31,383
Total	$1,118,312	$1,109,968
NOTE 18 – RESTRUCTURING CHARGES
From time to time, management approves restructuring plans including workforce reductions in an effort to streamline operations.
Restructuring charges were $2.9 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively. The fiscal year 2025 charges include severance and related charges for the restructuring of the PCB and Display operating segment, as a result of our decision to exit the Display business by ending the manufacturing of most Display products by December 31, 2024, which was announced in March 2024. As of September 30, 2024 and June 30, 2024, the accrual for restructuring charges was $8.0 million and $6.5 million, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continues,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include those regarding, among others: forecasts of the future results of our operations, including profitability; orders for our products and capital equipment generally; sales of semiconductors; the investments by our customers in advanced technologies and new materials; growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of order backlog; our future product shipments and product and service revenues; our future gross margins; our future research and development (“R&D”) expenses and selling, general and administrative (“SG&A”) expenses; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for R&D; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; the effect of future compliance with laws and regulations; our future effective income tax rate; our recognition of tax benefits; the effects of any audits or litigation; future payments of dividends to our stockholders; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments, cash generated from operations and the unfunded portion of our Revolving Credit Facility (as defined below in the “Revolving Credit Facility” section of “Liquidity and Capital Resources”) to meet our operating and working capital requirements, including debt service and payment thereof; future dividends, and stock repurchases; our compliance with the financial covenants under the Credit Agreement (as defined below in the “Revolving Credit Facility” section of “Liquidity and Capital Resources”) for our Revolving Credit Facility; the adoption of new accounting pronouncements; our repayment of our outstanding indebtedness; and our environmental, social and governance (“ESG”) related targets, goals and commitments.
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
•Risks related to acquisitions, integrations, strategic alliances or collaborative arrangements;
•Climate change, earthquake, flood or other natural catastrophic events, public health crises such as the COVID-19 pandemic or terrorism and the adverse impact on our business operations;
•The war between Ukraine and Russia, and the war in the Middle East, and the significant military activity in those regions;

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
•Risks related to artificial intelligence (“AI”);
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
For a more detailed discussion of these and other risk factors that might cause or contribute to differences from the forward-looking statements in this report, see Part II, Item 1A “Risk Factors” in this report as well as Part I, Item 1 “Business” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2024. You should carefully review these risks and also review the risks described in other documents we file from time to time with the Securities and Exchange Commission (“SEC”). You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation and do not intend to update the forward-looking statements in this report after the date hereof.
EXECUTIVE SUMMARY
We are a leading supplier of process control and yield management solutions and services for the semiconductor and related electronics industries. Our broad portfolio of inspection and metrology products, and related service, software and other offerings, support R&D and manufacturing of integrated circuits (“IC”), wafers and reticles. Our products, services and expertise are used by our customers to measure, detect, analyze and resolve critical and nanometric level product defects, helping them to manage manufacturing process challenges and to obtain higher finish product yields at lower cost. We also offer advanced technology solutions to address various manufacturing needs of printed circuit boards (“PCB”), flat panel displays (“FPD”), specialty semiconductor devices and other electronic components, including advanced packaging, light-emitting diode (“LED”), power devices, compound semiconductor, and data storage industries, as well as general materials research. In addition, our services business, which generates revenue largely from recurring “subscription-like” contracts, has grown consistently due to increases in the installed base of KLA systems, increasing the value of our contract offerings and extension of system lifetimes resulting from growth in legacy semiconductor markets.
Our semiconductor customers generally operate in one or both of the major semiconductor device manufacturing markets: memory and foundry/logic. The pervasive and increasing needs for semiconductors in many consumer and industrial products, the rapid proliferation of new applications for more advanced semiconductor devices, and the increasing complexity associated with leading edge semiconductor manufacturing drives demand for our process control and yield management solutions. Continuing advancement of innovation spurred by the performance, power and price benefits of being at the leading edge, increasing involvement in legacy nodes as semiconductor content increases, and innovation and growth of new enabling technologies are fueling long-term growth for the semiconductor equipment industry. End-market demand drivers that are expected to continue in the long term are related to AI including 2-nanometer chip technology, the deployment of 5G telecommunications technology and associated high-end mobile devices, the electrification and digitization of the automotive industry, the revival of personal computer demand and associated innovations to support remote work, virtual collaboration, remote learning and entertainment, and the growth of the Internet of Things (“IoT”).
Recently, the semiconductor industry environment has improved as the emergence of disruptive technologies such as AI and continuing advancement of innovation, as well as rising semiconductor content across end-markets and strategic investments in legacy nodes fuel growth. Our foundry/logic customers are slowly increasing their capital intensity, as they continue to scale and incorporate new technologies. Additionally, technology development investments supporting AI and high bandwidth memory are improving the environment for memory device manufacturers. While we continue to invest in technological innovation, factors such as delays from customers in adopting new chips and technology methods, could impact process control capital intensity. Push out or cancellation of deliveries to our customers could still cause earnings volatility, due to the timing of revenue recognition as well as increased risk of inventory-related charges.
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
In addition, in October 2022, BIS issued the 2022 BIS Rules (the “2022 BIS Rules”), which imposed export licensing requirements for certain U.S. semiconductor and high-performance computing technology (including wafer fab equipment), for the use of such technology for certain end uses in China, and for the provision of support by U.S. Persons to certain advanced IC fabs located in China. In particular, the 2022 BIS Rules impose export license requirements effectively on all KLA products and services to customers located in China that fabricate:
a. Non-planar ICs (e.g., FinFet or GaaFeT) or 14/16nm and below logic ICs;

b. NAND ICs at 128 layers and above; and

c. DRAM ICs using a “production” technology node of 18 nanometer half-pitch or less.

KLA is also restricted from providing certain U.S. origin tools, software and technology to certain wafer fab equipment manufacturers located in China, absent an export license.

In October 2023, BIS issued additional rules that went into effect in November 2023 (the “2023 BIS Rules”). These 2023 BIS Rules are designed to update export controls on advanced computing semiconductors and semiconductor manufacturing equipment, as well as items that support supercomputing applications and end-uses, to arms embargoed countries, including China. The 2023 BIS Rules adjust the parameters included in the 2022 BIS Rules that determine whether an advanced computing chip is restricted and impose new measures to address risks of circumvention of the controls established by the 2022 BIS Rules. The 2023 BIS Rules are very complex and, in January 2024, KLA, among other companies, submitted comments to the BIS on the 2023 BIS Rules. We are taking appropriate measures to comply with all BIS Rules, and will continue to apply for export licenses, when required, to avoid disruption to our customers’ operations. While some export licenses have been obtained by us or our customers, there can be no assurance that export licenses applied for by either us or our customers, now or in the future, will be granted.
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
The following table sets forth some of our key quarterly unaudited financial information:

(In thousands, except net income per share)	Three Months Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Total revenues	$2,841,541	$2,568,735	$2,359,830	$2,486,726	$2,396,956
Costs of revenues	$1,147,431	$1,010,551	$993,885	$976,746	$946,891
Gross margin	59.6%	60.7%	57.9%	60.7%	60.5%
Net income(1)(2)	$945,851	$836,446	$601,541	$582,534	$741,375
Diluted net income per share(3)	$7.01	$6.18	$4.43	$4.28	$5.41
__________________
(1)For the explanation why our net income increased to $945.9 million in the three months ended September 30, 2024 compared to the three months ended September 30, 2023, refer to the “Results of Operations” section below, as the change is a result of movements in various income statement line items.
(2)Our net income for the three months ended March 31, 2024 included a pre-tax goodwill impairment charge of $70.5 million. Our net income for the three months ended December 31, 2023 included a pre-tax goodwill and purchased intangible asset impairment charge of $219.0 million. For additional details, refer to Note 7 “Goodwill and Purchased Intangible Assets” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
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
There have been no material changes in our critical accounting estimates since our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2024 for a complete description of our critical accounting estimates.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including those recently adopted and the expected dates of adoption as well as estimated effects, if any, on our Condensed Consolidated Financial Statements of those not yet adopted, see Note 1 “Basis of Presentation” to our Condensed Consolidated Financial Statements.
RESULTS OF OPERATIONS
Revenues and Gross Margin
Revenues
Our business is affected by the concentration of our customer base and our customers’ capital equipment procurement schedules as a result of their investment plans. Our product revenues in any particular period are impacted by the amount of new orders we receive during that period and, depending upon the duration of manufacturing and installation cycles, in the preceding periods. Revenue is also impacted by average customer pricing, customer revenue deferrals associated with volume purchase agreements, the effect of fluctuations in foreign currency exchange rates, increased trade restrictions as discussed in the “Executive Summary” section above and the availability of government incentives for semiconductor capital investments. A significant portion of our revenues continues to be generated in Asia, where a substantial portion of the world’s semiconductor manufacturing capacity is located, and we expect that trend to continue.
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

	Three Months Ended September 30,		Q1 FY25 vs. Q1 FY24
(Dollar amounts in thousands)	2024	2023
Revenues:
Product	$2,197,389	$1,836,664	$360,725	20%
Service	644,152	560,292	83,860	15%
Total revenues	$2,841,541	$2,396,956	$444,585	19%
Costs of revenues	$1,147,431	$946,891	$200,540	21%
Gross margin	59.6%	60.5%
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

	Three Months Ended September 30,				Q1 FY25 vs. Q1 FY24
(Dollar amounts in thousands)	2024		2023
China	$1,198,305	42%	$1,025,944	43%	$172,361	17%
North America	500,943	18%	250,713	10%	250,230	100%
Taiwan	461,991	16%	405,343	17%	56,648	14%
Korea	238,673	8%	219,821	9%	18,852	9%
Japan	188,569	7%	227,377	10%	(38,808)	(17)%
Europe and Israel	144,820	5%	168,436	7%	(23,616)	(14)%
Rest of Asia	108,240	4%	99,322	4%	8,918	9%
Total	$2,841,541	100%	$2,396,956	100%	$444,585	19%
Product revenues during the three months ended September 30, 2024 increased compared to the three months ended September 30, 2023 from $1.84 billion to $2.20 billion primarily due to the strong demand for many of our products, especially in our inspection portfolio, as well as increased demand from the continued growth in the advanced packaging market.

Service revenues during the three months ended September 30, 2024 increased, compared to the three months ended September 30, 2023, from $560.3 million to $644.2 million, primarily due to an increase in our installed base.
The increased product and service revenue generation from our customers in China contributed to our overall revenue increase, with that region recording the largest amount of revenues in both three-month periods, accounting for 42% of total revenues during the three months ended September 30, 2024 and 43% of total revenues during the three months ended September 30, 2023. Many Chinese customers, encouraged by the growth potential of certain semiconductor markets and Chinese government initiatives around self-sustainability in domestic semiconductor production, have increased their investments in process control products, partially offset by restrictions on technology exports to China, which curtailed deliveries of certain advanced technology to specific customers. Our customers in North America also contributed to the increased revenues, with that region recording the second largest amount of revenues during the three months ended September 30, 2024, accounting for 18% of total revenues, and the third largest amount of revenues during the three months ended September 30, 2023, with 10% of total revenues, as North American customers continue to invest in process control equipment to build domestic semiconductor capacity with an aim to improve overall supply chain resiliency. The remaining regions accounted for less than 20% of total revenues individually in both periods. The Japan region reported a decrease in revenues of 17% year over year, as we made significantly more shipments to that region in the three months ended September 30, 2023, as companies made investments in semiconductor production, with encouragement of the Japanese government.
Revenues by segment(1)

	Three Months Ended September 30,		Q1 FY25 vs. Q1 FY24
(Dollar amounts in thousands)	2024	2023
Revenues:
Semiconductor Process Control	$2,575,151	$2,135,478	$439,673	21%
Specialty Semiconductor Process	128,334	126,719	1,615	1%
PCB and Component Inspection	137,983	136,043	1,940	1%
Total revenues for reportable segments	$2,841,468	$2,398,240	$443,228	18%
________________
(1)Segment revenues exclude corporate allocations and the effects of changes in foreign currency exchange rates. For additional details, refer to Note 17 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements.
The following is a summary of revenues by major product categories for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended September 30,				Q1 FY25 vs. Q1 FY24
	2024		2023
Revenues:
Wafer Inspection	$1,368,943	48%	$1,010,198	42%	$358,745	36%
Patterning	576,409	20%	542,488	23%	33,921	6%
Specialty Semiconductor Process	112,802	4%	112,103	5%	699	1%
PCB and Component Inspection	72,908	3%	71,164	3%	1,744	2%
Services	644,152	23%	560,292	23%	83,860	15%
Other	66,327	2%	100,711	4%	(34,384)	(34)%
Total	$2,841,541	100%	$2,396,956	100%	$444,585	19%
The primary factors impacting the performance of our segment revenues are summarized as follows:
•Revenues from our Semiconductor Process Control segment during the three months ended September 30, 2024 increased $439.7 million, or 21%, compared to the three months ended September 30, 2023, primarily due to strong demand for many of our products and the continued resumption of growth in the industry, along with higher service revenue from an increase in our installed base. Semiconductor Process Control segment revenues were approximately 91% of total company revenue in the three months ended September 30, 2024, which is consistent with the three months ended September 30, 2023. Wafer Inspection product revenues increased approximately 36% during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 and Patterning product revenues increased approximately 6% during the same period. These increases were primarily the result of North

American customers continuing to invest in domestic semiconductor manufacturing, increased purchases by Chinese customers as they attempt to become more self-sufficient in the industry and higher revenues from Korean memory customers as the memory market recovered after an extended period of slowdown. Also, globally, the innovation and growth of new leading-edge technologies like AI continue to fuel demand for our process control solutions to accelerate development and production cycles. These increases were partially offset by the loss of revenues due to more stringent restrictions from providing certain U.S. origin tools, software and technology to certain wafer fab equipment manufacturers located in China, absent an export license.
• In the Specialty Semiconductor Process segment during the three months ended September 30, 2024 remained relatively flat compared to the three months ended September 30, 2023. Specialty Semiconductor Process revenues were approximately 4% of total revenues in both periods.
•Revenues in the PCB and Component Inspection segment during the three months ended September 30, 2024 remained relatively flat compared to the three months ended September 30, 2023. We experienced higher revenues from customers involved in packaging, primarily in the Taiwan region, largely offset by lower revenues in the Display business related to the discontinued Display product lines. PCB and Component Inspection segment revenues were approximately 5% of total revenues in both periods.

Gross margin
Our gross margin fluctuates with revenue levels and product mix and is affected by variations in costs related to manufacturing and servicing our products, including our ability to scale our operations efficiently and effectively in response to prevailing business conditions.
The following table summarizes the major factors that contributed to the changes in gross margin:

Gross Margin
Three Months Ended
September 30, 2023	60.5%
Revenue volume of products and services	1.4%
Mix of products and services sold	(3.3)%
Manufacturing labor, overhead and efficiencies	0.4%
Other service and manufacturing costs	0.6%
September 30, 2024	59.6%
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
The decrease in our gross margin during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 is primarily due to a less profitable mix of products and services sold, partially offset by a higher revenue volume of products and services sold, a decrease in other service and manufacturing costs and a decrease in manufacturing labor and overhead costs.

Segment gross profit(1)

	Three Months Ended September 30,		Q1 FY25 vs. Q1 FY24
(Dollar amounts in thousands)	2024	2023
Segment gross profit:
Semiconductor Process Control	$1,616,782	$1,386,529	$230,253	17%
Specialty Semiconductor Process	64,494	69,301	(4,807)	(7)%
PCB and Component Inspection	57,537	39,820	17,717	44%
________________
(1)    Segment gross profit is calculated as segment revenues less segment costs of revenues and excludes corporate allocations, amortization of intangible assets and the effects of changes in foreign currency exchange rates. For additional details, refer to Note 17 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements.
Gross profit in the Semiconductor Process Control segment during the three months ended September 30, 2024 increased compared to the three months ended September 30, 2023 primarily due to a higher revenue volume of products and services sold. Gross profit in the Specialty Semiconductor Process segment during the three months ended September 30, 2024 decreased compared to the three months ended September 30, 2023 primarily due to an unfavorable mix of products and services sold. Gross profit in the PCB and Component Inspection segment during the three months ended September 30, 2024 increased compared to the three months ended September 30, 2023 primarily due to a decrease in other service and manufacturing costs and a higher revenue volume of products and services sold.
Research and Development
R&D expenses may fluctuate with product development phases and project timing as well as our R&D efforts. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs and other expenses.

(Dollar amounts in thousands)	Three Months Ended September 30,		Q1 FY25 vs. Q1 FY24
	2024	2023
R&D expenses	$323,145	$311,214	$11,931	4%
R&D expenses as a percentage of total revenues	11%	13%
R&D expenses during the three months ended September 30, 2024 increased compared to the three months ended September 30, 2023 primarily due to an increase in employee-related expenses of $15.5 million and an increase in depreciation expense of $2.6 million, partially offset by a decrease in engineering project material costs of $6.1 million.
Our future operating results will depend significantly on our ability to produce products and provide services that have a competitive advantage in our marketplace. To do this, we believe we must continue to make substantial and focused investments in our R&D. We remain committed to product development in new and emerging technologies.

Selling, General and Administrative

	Three Months Ended September 30,		Q1 FY25 vs. Q1 FY24
(Dollar amounts in thousands)	2024	2023
SG&A expenses	$251,042	$239,645	$11,397	5%
SG&A expenses as a percentage of total revenues	9%	10%
SG&A expenses during the three months ended September 30, 2024 increased compared to the three months ended September 30, 2023 primarily due to an increase in consulting costs of $4.5 million and an increase in facility-related expenses of $3.3 million.

Restructuring Charges
Restructuring charges were $2.9 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the accrual for restructuring charges was $8.0 million.
For additional information, refer to Note 18 “Restructuring Charges” to our Condensed Consolidated Financial Statements.
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

(Dollar amounts in thousands)	Three Months Ended September 30,		Q1 FY25 vs. Q1 FY24
	2024	2023
Interest expense	$82,171	$74,234	$7,937	11%
Other expense (income), net	$(40,935)	$(26,739)	$(14,196)	(53)%
Interest expense as a percentage of total revenues	3%	3%
Other expense (income), net as a percentage of total revenues	(1)%	(1)%
Interest expense during the three months ended September 30, 2024 increased compared to the three months ended September 30, 2023 primarily due to additional interest expense on our $750.0 million Senior Notes issued in February 2024.
The change in other expense (income), net during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to higher interest income of $22.5 million compared to the prior fiscal year due to higher interest rates, partially offset by a higher net fair value loss of $3.5 million from an equity security and higher net foreign exchange losses of $3.2 million compared to the prior fiscal year.
Provision for Income Taxes
The following table provides details of income taxes:

	Three Months Ended September 30,
(Dollar amounts in thousands)	2024	2023
Income before income taxes	$1,078,687	$851,711
Provision for income taxes	$132,836	$110,336
Effective tax rate	12.3%	13.0%
The effective tax rate during the three months ended September 30, 2024 was lower compared to the three months ended September 30, 2023 primarily due to the impact of the following items:
•Tax expense decreased by $4.9 million during the three months ended September 30, 2024 relating to the Global Intangible Low-Taxed Income;
•Tax expense decreased by $8.7 million during the three months ended September 30, 2024 relating to the Foreign-Derived Intangible Income deduction; partially offset by
•Tax expense increased by $4.1 million during the three months ended September 30, 2024 relating to the U.S. federal research credit.
Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses incurred in connection with acquisitions, R&D credits as a percentage of aggregate pre-tax income, non-taxable or non-deductible increases or decreases in the assets held within our Executive Deferred Savings Plan, the tax effects of employee stock activity and the effectiveness of our tax planning strategies. We also continue to monitor the adoption of Pillar Two relating to the global minimum tax in each of our tax jurisdictions to evaluate its impact on our effective income tax rate. For the jurisdictions that have adopted Pillar Two in their tax legislation, it is effective for us beginning in our current fiscal year and there was no material impact to our effective tax rate during the three months ended September 30, 2024 .

For discussions on tax examinations, assessments and certain related proceedings, see Note 12 “Income Taxes” to our Condensed Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES

	As of	As of
(Dollar amounts in thousands)	September 30, 2024	June 30, 2024
Cash and cash equivalents	$1,977,202	$1,977,129
Marketable securities	2,652,514	2,526,866
Total cash, cash equivalents and marketable securities	$4,629,716	$4,503,995
Percentage of total assets	30%	29%

	Three Months Ended September 30,
(In thousands)	2024	2023
Cash flows:
Net cash provided by operating activities	$995,238	$883,740
Net cash used in investing activities	(171,039)	(391,671)
Net cash used in financing activities	(837,708)	(705,156)
Effect of exchange rate changes on cash and cash equivalents	13,582	(3,208)
Net increase (decrease) in cash and cash equivalents	$73	$(216,295)
Cash, Cash Equivalents and Marketable Securities
As of September 30, 2024, our cash, cash equivalents and marketable securities totaled $4.63 billion, which represents an increase of $125.7 million from June 30, 2024. The increase is due to net cash provided by operating activities of $995.2 million, partially offset by stock repurchases of $567.4 million and cash used for payment of dividends and dividend equivalents of $198.1 million as well as tax withholding payments related to vested and released restricted stock units (“RSU”) of $72.2 million.
As of September 30, 2024, $1.20 billion of our $4.63 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to indefinitely reinvest $126.7 million of the cash, cash equivalents and marketable securities held by our foreign subsidiaries for which we assert that earnings are permanently reinvested. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay state and foreign taxes of approximately 1% - 22% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued state and foreign tax on the remaining cash of $1.07 billion of the $1.20 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Cash Dividends
During the three months ended September 30, 2024, our Board of Directors declared a regular quarterly cash dividend of $1.45 per share on our outstanding common stock, which was paid on September 3, 2024 to our stockholders of record as of the close of business on August 15, 2024. During the same period in fiscal year ended June 30, 2024, our Board of Directors declared and paid a regular quarterly cash dividend of $1.30 per share on our outstanding common stock. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended September 30, 2024 and 2023 was $198.1 million and $181.5 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of September 30, 2024 and June 30, 2024 was $10.3 million and $11.8 million, respectively. These amounts will be paid upon vesting of the underlying unvested RSUs as described in Note 9 “Equity and Long-term Incentive Compensation Plans” to our Condensed Consolidated Financial Statements.
Stock Repurchases
The shares of common stock repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the three months ended September 30, 2024 and 2023. The stock repurchase program is intended, in part, to mitigate the potential dilutive impact related to our equity incentive plans and shares issued in connection with our Employee Stock Purchase Program as well as to return excess cash to our stockholders.

Cash Flows Provided by Operating Activities
Historically, we have financed our liquidity requirements through cash generated from our operations. Net cash provided by operating activities during the three months ended September 30, 2024 was $995.2 million compared to $883.7 million during the three months ended September 30, 2023. This increase of $111.5 million resulted primarily from the following:
•An increase in customer and other collections of approximately $53 million primarily due to higher customer prepayments; and
•An increase in interest income of approximately $22 million from higher cash balances and higher interest rates; and
•An increase in net realized foreign exchange hedge gains of approximately $19 million; and
•A decrease in other tax payments of approximately $23 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the three months ended September 30, 2024 was $171.0 million compared to $391.7 million during the three months ended September 30, 2023. This decrease in cash used resulted from a decrease in net purchases of available-for-sale, equity and trading securities of $213.0 million and a decrease in capital expenditures of $7.7 million.
Cash Flows Used in Financing Activities
Net cash used in financing activities during the three months ended September 30, 2024 was $837.7 million compared to net cash used in financing activities of $705.2 million during the three months ended September 30, 2023. This increase in cash used resulted from an increase in cash used for common stock repurchases of $112.0 million, payment of dividends, dividend equivalents of $16.6 million and tax withholding payments related to vested and released RSU of $4.0 million.
Senior Notes
As of September 30, 2024, we had an aggregate principal amount of senior, unsecured notes totaling $6.70 billion (“Senior Notes”). For additional information on these Senior Notes, see Note 7 “Debt” to our Condensed Consolidated Financial Statements. As of September 30, 2024, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility
We have in place a Credit Agreement (“Credit Agreement”) for an unsecured Revolving Credit Facility (“Revolving Credit Facility”) with a maturity date of June 8, 2027 that allows us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. As of September 30, 2024, we had no outstanding borrowings under the Revolving Credit Facility. We were in compliance with all covenants under the Credit Agreement as of September 30, 2024 (the leverage ratio was 1.43 to 1.00, compared to a maximum leverage ratio of 3.50 to 1.00 on a quarterly basis covering the trailing four consecutive fiscal quarters for each fiscal quarter). Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2025.
For additional information on the Revolving Credit Facility, see Note 7 “Debt” to our Condensed Consolidated Financial Statements.
Material Cash Requirements
While demand for our products remains strong and we continue to invest in technological innovation, the recent slowdown in consumer demand and expectations of a slowing global economy are having an impact on semiconductor demand. As a result, customers are postponing capacity expansion plans and setting lower capital expenditure budgets. Accordingly, we have seen a decrease in our estimate of our significant purchase commitments. For additional details regarding our debt and other material cash commitments, refer to Note 7 “Debt” and Note 14 “Commitments and Contingencies,” respectively, to our Condensed Consolidated Financial Statements. For additional details regarding our material cash requirements, refer to “Material Cash Requirements” in Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form on 10-K for the fiscal year ended June 30, 2024.
Working Capital
Working capital was $5.43 billion as of September 30, 2024, which represents an increase of $59.9 million compared to our working capital of $5.37 billion as of June 30, 2024. As of September 30, 2024, our principal sources of liquidity consisted of $4.63 billion of cash, cash equivalents, marketable securities and availability under our Revolving Credit Facility. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions, and other factors such as uncertainty in the global and regional economies and the semiconductor, semiconductor-related and electronic device industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances, marketable securities and our $1.50 billion Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.
Our credit ratings as of September 30, 2024 are summarized below:

Rating Agency	Rating
Fitch Inc.	A
Moody’s Investors Service	A2
S&P Global Ratings	A-
In December 2023, Fitch Inc. upgraded our senior unsecured credit rating from A- to A. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor capital equipment industries, our financial position, material acquisitions and changes in our business strategy.
Off-Balance Sheet Arrangements
As of September 30, 2024, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial position, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Refer to Note 14 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements for information related to indemnification obligations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of September 30, 2024. Actual results may differ materially.
As of September 30, 2024, we had an investment portfolio of fixed income securities of $1.75 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of September 30, 2024, the fair value of the portfolio would have declined by $16.8 million.
The fair market value of our long-term fixed interest rate Senior Notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as market interest rates fall and decrease as market interest rates rise. As of September 30, 2024, our fixed rate Senior Notes had a fair value and book value of $6.59 billion and $6.63 billion, respectively, due in various fiscal years ranging from 2025 to 2063.
As of September 30, 2024, we had no outstanding borrowings under our $1.50 billion Revolving Credit Facility. Each Term Secured Overnight Financing Rate (“SOFR”) Loan will bear interest at a rate per annum equal to the applicable Adjusted Term SOFR, which is equal to the applicable Term SOFR plus 10 bps that shall not be less than zero, plus a spread ranging from 75 bps to 125 bps, as determined by the Company’s credit ratings at the time. The fair value of the borrowings under the Revolving Credit Facility is subject to interest rate and credit risk due to the timing of the rate resets and changes in the market’s assessment of risk of default, respectively. Pursuant to the terms of the Credit Agreement, we are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility at a rate that ranges from 4.5 bps to 12.5 bps, depending upon our then-prevailing credit rating. As of September 30, 2024, the annual commitment fee was 5.5 bps Additionally, as of September 30, 2024, if our credit ratings were downgraded to be below investment grade, the maximum potential increase to our annual commitment fee for the Revolving Credit Facility, using the highest point of the ranges discussed above, is estimated to be approximately $1 million.
Our equity investment in a publicly traded company is subject to market price risk, which we typically do not attempt to reduce or eliminate through hedging activities. As of September 30, 2024, the fair value of our investment in the marketable equity security, which began publicly trading on the Tokyo Stock Exchange on April 5, 2021, was $19.7 million. Assuming a decline of 50% in market prices, the aggregate value of our investment in the marketable equity security could decrease by approximately $10 million, based on the value as of September 30, 2024.
See Note 5 “Marketable Securities” to our Condensed Consolidated Financial Statements in Part I, Item 1 and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional details and risks that may affect the value of the investments in our portfolio as of September 30, 2024.
As of September 30, 2024, we had net forward and option contracts to purchase $224.6 million in foreign currency in order to hedge certain currency exposures (see Note 15 “Derivative Instruments and Hedging Activities” to our Condensed Consolidated Financial Statements for additional details). If we had entered into these contracts on September 30, 2024, the U.S. dollar equivalent would have been $218.4 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $134.7 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our results of operations or cash flows.

ITEM 4    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures and Related CEO and CFO Certifications
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act (“Disclosure Controls”) as of the end of the period covered by this Quarterly Report on Form 10-Q (this “Report”) required by Exchange Act Rules 13a-15(b) or 15d-15(b). The Disclosure Controls evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this Report, our Disclosure Controls were effective at a reasonable assurance level.
Attached as exhibits to this Report are certifications of the CEO and CFO that are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
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

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information set forth above under Note 13 “Litigation and Other Legal Matters” to our Condensed Consolidated Financial Statements in Item 1 of Part 1 is incorporated herein by reference.
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
•Political instability, geopolitical tensions, natural disasters, legal or regulatory changes, acts of war such as the wars between Russia and Ukraine or the war in the Middle East and further escalation thereof, or terrorism in regions where we, our customers or our suppliers have operations or where we or they do business;
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
Although we have engaged, and expect to continue to engage, in certain voluntary ESG initiatives, to improve the ESG profile of our operations and product offerings, we cannot guarantee that such efforts will have the intended results, including whether we are able to measure and disclose related data of sufficient quality or timeliness or in accordance with particular methodological practices. For example, we have adopted certain GHG emissions reduction targets for Scope 1, 2 and 3 emissions. Although several of these goals have been validated by Science Based Targets Initiative (“SBTi”), our estimates concerning the timing and cost of implementing our goals are subject to risks and uncertainties, some of which are outside of our control. In addition, standards for calculating and disclosing emissions and other sustainability metrics continue to evolve, which can result in inconsistencies or other changes to data over time, revisions to our strategies and targets, or our ability to achieve them, subjecting us to additional scrutiny. For example, we have recently elected to align our emissions reporting with the SBTi methodology, which will result in certain changes to our emissions metrics from historical calculations; however, to the extent the SBTi methodology is ultimately deemed to be not in keeping with regulatory standards or best practices, we may be subject to additional scrutiny or costs. Standards for ESG metrics and reporting continue to evolve due to a variety of factors, and our disclosures may evolve as well; however, we cannot guarantee that our approach will align with any particular methodology or stakeholder expectations. Any failure, or perceived failure, to disclose in keeping with best practices, regulations, or other stakeholder expectations or to successfully achieve our voluntary goals, or the manner in which we achieve some or any portion of our goals, could adversely impact our reputation or, to the extent related to our sustainability-linked capital sources, financial condition and results of operations.
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
Acquisitions are an important element of our strategy but, because of the uncertainties involved, we may not find suitable acquisition candidates and we may not be able to successfully integrate and manage acquired businesses. We are also exposed to risks in connection with strategic alliances or collaborative arrangements.
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
At times, we may also enter into strategic alliances or collaborative arrangements with customers, suppliers or other business partners with respect to development of technology and IP. These projects typically require significant investments of capital and exchange of proprietary, highly sensitive information. The success of these alliances and arrangements depends on various factors over which we may have limited or no control, including the other party's discretion in determining the efforts and resources they will apply to the project, and requires ongoing and effective cooperation with our strategic partners and collaborators. Mergers, acquisitions, strategic alliances and collaborative arrangements are inherently subject to significant risks, and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and operating results.
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
The threat of terrorism targeted at, or acts of war in, the regions of the world in which we do business increases the uncertainty in our markets. Any act of terrorism or war that affects the economy or the industries we serve could adversely affect our business. Increased international political instability or geopolitical tensions in various parts of the world, disruption in air transportation and further enhanced security measures as a result of terrorist attacks may hinder our ability to do business and may increase our costs of operations. We maintain significant operations in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and a state of hostility varying in degree and intensity has led to security and economic challenges for Israel. In October 2023, war between Israel and Hamas began, which has resulted in significant military activity in the region. In addition, some of our employees in Israel are obligated to perform annual reserve duty in the Israel Defense Forces, and may be called to active military duty in emergency circumstances. Following the inception of the war between Israel and Hamas, the Houthis launched a number of attacks on marine vessels traversing the Red Sea, which marine vessels were thought to either be in route towards Israel or to be partly owned by Israeli businessmen. The Red Sea is a vital maritime route for international trade and major shipping companies announced suspensions of operations following these attacks. Disruptions in shipping routes in the Red Sea could result in delays in shipping our products to customers, which could delay the timing of revenue recognition. We cannot assess the impact that emergency conditions in Israel may have on our business, operations, financial condition or results of operations, but it could be material. Instability in any region could directly impact our ability to operate our business (or our customers’ ability to operate their businesses), cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs, and cause international currency markets to fluctuate. Instability in any region could also have the same effects on our suppliers and their ability to timely deliver their products. Our insurance does not cover losses we suffer attributable to war. If international political instability and geopolitical tensions continue or increase in any region in which we do business, our business and results of operations could be harmed.
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
We are increasingly incorporating AI capabilities into the development of technologies and our business operations, and into our products and services. AI technology is complex and rapidly evolving, and may subject us to significant competitive, legal, regulatory and other risks. The implementation of AI can be costly and there is no guarantee that our use of AI will enhance our technologies, benefit our business operations or produce products and services that are preferred by our customers. Our competitors may be more successful in their AI strategy and develop superior products and services with the aid of AI.
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
We have a leveraged capital structure.
As of September 30, 2024, we had $6.70 billion aggregate principal amount of outstanding indebtedness, consisting of $5.95 billion aggregate principal amount of senior, unsecured long-term notes and $750.0 million principal of senior, unsecured notes due during the second quarter of fiscal 2025. The $6.70 billion aggregate principal amount of senior, unsecured notes includes an issuance in February 2024 of $750.0 million aggregate principal amount of senior, unsecured notes, consisting of $500.0 million of 4.700% senior, unsecured notes due February 1, 2034 and an additional $250.0 million of 4.950% senior, unsecured notes due July 15, 2052 which was originally issued in June 2022. We have a Credit Agreement and a Revolving Credit Facility with a maturity date of June 8, 2027 with two one-year extension options that allow us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. As of September 30, 2024, we had no outstanding borrowings under our Revolving Credit Facility. We may incur additional indebtedness in the future by accessing the unfunded portion of our Revolving Credit Facility and/or entering into new financing arrangements. We also announced a stock repurchase program, under which the remaining available for repurchases was $1.61 billion as of September 30, 2024. A portion of the remaining repurchases may be financed with new indebtedness. Our ability to pay interest and repay the principal amount of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this Item 1A. There can be no assurance that we will be able to manage any of these risks successfully.
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
Borrowings under our Revolving Credit Facility bear interest at a floating rate, and an increase in interest rates, particularly in the current environment of rising interest rates, would require us to pay additional interest on any borrowings, which may have an adverse effect on the value and liquidity of our debt and the market price of our common stock could decline. The interest rate under our Revolving Credit Facility is also subject to (i) an adjustment in conjunction with our credit rating downgrades or upgrades and (ii) an adjustment based on our performance against certain sustainability key performance indicators related to GHG emissions and renewable electricity usage. Additionally, under our Revolving Credit Facility, we are required to comply with affirmative and negative covenants, which include the maintenance of certain financial ratios, the details of which can be found in Note 7 “Debt” to our Condensed Consolidated Financial Statements.
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
•An impairment of our ability to obtain additional financing in the future; and
•Obligations to comply with restrictive and financial covenants as noted in the above risk factor and Note 7 “Debt” to our Condensed Consolidated Financial Statements.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share(3)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)(3)
July 1, 2024 to July 31, 2024	208,525	$811.04	208,525	$2,011,125,550
August 1, 2024 to August 31, 2024	257,391	$756.19	257,391	$1,816,489,835
September 1, 2024 to September 30, 2024	273,687	$743.19	273,687	$1,613,087,203
Total	739,603		739,603
__________________
(1)Our Board of Directors has authorized a program that permits us to repurchase our common stock, including a $2.00 billion increase approved by the Board in the first quarter of fiscal 2024. As of September 30, 2024, approximately $1.61 billion remained available for repurchases under our repurchase program. All shares in the table were purchased pursuant to our publicly announced repurchase program.
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

KLA CORPORATION
(Registrant)

October 31, 2024	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

October 31, 2024	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 31, 2024	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)