Form 10-Q
period 2024-12-31
KLA CORP
filed 2025-01-31
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of January 21, 2025, there were 132,886,746 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
KLA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	December 31, 2024	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,838,278	$1,977,129
Marketable securities	1,942,127	2,526,866
Accounts receivable, net	2,334,977	1,833,041
Inventories	3,046,340	3,034,781
Other current assets	610,882	659,327
Total current assets	9,772,604	10,031,144
Land, property and equipment, net	1,173,928	1,109,968
Goodwill, net	1,785,297	2,015,726
Deferred income taxes	1,002,169	915,241
Purchased intangible assets, net	548,645	668,764
Other non-current assets	719,053	692,723
Total assets	$15,001,696	$15,433,566
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$432,891	$359,487
Deferred system revenue	1,072,565	985,856
Deferred service revenue	521,424	501,926
Current portion of long-term debt	—	749,936
Other current liabilities	2,111,378	2,063,569
Total current liabilities	4,138,258	4,660,774
Long-term debt	5,882,387	5,880,199
Deferred tax liabilities	423,626	486,690
Deferred service revenue	333,758	294,460
Other non-current liabilities	639,118	743,115
Total liabilities	11,417,147	12,065,238
Commitments and contingencies (Notes 8, 13 and 14)
Stockholders’ equity:
Common stock and capital in excess of par value	2,346,346	2,280,133
Retained earnings	1,284,589	1,137,270
Accumulated other comprehensive loss	(46,386)	(49,075)
Total stockholders’ equity	3,584,549	3,368,328
Total liabilities and stockholders’ equity	$15,001,696	$15,433,566
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except per share amounts)	2024	2023	2024	2023
Revenues:
Product	$2,409,462	$1,921,809	$4,606,851	$3,758,473
Service	667,389	564,917	1,311,541	1,125,209
Total revenues	3,076,851	2,486,726	5,918,392	4,883,682
Costs and expenses:
Costs of revenues	1,221,461	976,746	2,368,892	1,923,637
Research and development	346,157	320,418	669,302	631,632
Selling, general and administrative	267,081	237,244	518,123	476,889
Impairment of goodwill and purchased intangible assets	239,100	219,000	239,100	219,000
Interest expense	74,981	74,202	157,152	148,436
Other expense (income), net	(44,458)	(32,154)	(85,393)	(58,893)
Income before income taxes	972,529	691,270	2,051,216	1,542,981
Provision for income taxes	148,002	108,736	280,838	219,072
Net income	824,527	582,534	1,770,378	1,323,909
Basic	$6.18	$4.30	$13.24	$9.74
Diluted	$6.16	$4.28	$13.17	$9.69
Weighted-average number of shares:
Basic	133,327	135,539	133,730	135,976
Diluted	133,926	136,254	134,415	136,684
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Net income	$824,527	$582,534	$1,770,378	$1,323,909
Other comprehensive income (loss):
Currency translation adjustments:
Cumulative currency translation adjustments	(15,281)	3,272	(5,024)	(3,581)
Income tax (provision) benefit	2,002	(878)	854	(618)
Net change related to currency translation adjustments	(13,279)	2,394	(4,170)	(4,199)
Cash flow hedges:
Net unrealized gains arising during the period	1,889	9,806	4,987	8,325
Reclassification adjustments for gains included in net income	(2,260)	(8,953)	(5,768)	(16,061)
Income tax (provision) benefit	(1,118)	2,675	1,095	3,531
Net change related to cash flow hedges	(1,489)	3,528	314	(4,205)
Net change related to unrecognized gains (losses) and transition obligations in connection with defined benefit plans	807	(395)	575	(153)
Available-for-sale securities:
Net unrealized gains (losses) arising during the period	(8,816)	14,760	7,606	16,004
Reclassification adjustments for net (gains) losses included in net income	(1)	61	—	73
Income tax (provision) benefit	1,896	(3,174)	(1,636)	(3,443)
Net change related to available-for-sale securities	(6,921)	11,647	5,970	12,634
Other comprehensive income (loss)	(20,882)	17,174	2,689	4,077
Total comprehensive income	$803,645	$599,708	$1,773,067	$1,327,986
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2024	134,425	$2,280,133	$1,137,270	$(49,075)	$3,368,328
Net income	—	—	945,851	—	945,851
Other comprehensive income	—	—	—	23,571	23,571
Net issuance under employee stock plans	134	(72,245)	—	—	(72,245)
Repurchase of common stock	(740)	(12,536)	(558,400)	—	(570,936)
Cash dividends ($1.45 per share) and dividend equivalents declared	—	—	(196,555)	—	(196,555)
Stock-based compensation expense	—	61,700	—	—	61,700
Balances as of September 30, 2024	133,819	2,257,052	1,328,166	(25,504)	3,559,714
Net income	—	—	824,527	—	824,527
Other comprehensive loss	—	—	—	(20,882)	(20,882)
Net issuance under employee stock plans	104	43,931	—	—	43,931
Repurchase of common stock	(979)	(16,478)	(639,495)	—	(655,973)
Cash dividends ($1.70 per share) and dividend equivalents declared	—	—	(228,609)	—	(228,609)
Stock-based compensation expense	—	61,841	—	—	61,841
Balances as of December 31, 2024	132,944	$2,346,346	$1,284,589	$(46,386)	$3,584,549

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balance as of June 30, 2023	136,750	$2,107,663	$848,431	$(36,341)	$2,919,753
Net income	—	—	741,375	—	741,375
Other comprehensive loss	—	—	—	(13,097)	(13,097)
Net issuance under employee stock plans	173	(68,237)	—	—	(68,237)
Repurchase of common stock	(956)	(14,722)	(444,371)	—	(459,093)
Cash dividends ($1.30 per share) and dividend equivalents declared	—	—	(179,256)	—	(179,256)
Stock-based compensation expense	—	48,772	—	—	48,772
Balance as of September 30, 2023	135,967	2,073,476	966,179	(49,438)	2,990,217
Net income	—	—	582,534	—	582,534
Other comprehensive income	—	—	—	17,174	17,174
Net issuance under employee stock plans	141	45,427	—	—	45,427
Repurchase of common stock	(848)	(13,014)	(428,549)	—	(441,563)
Cash dividends ($1.45 per share) and dividend equivalents declared	—	—	(198,698)	—	(198,698)
Stock-based compensation expense	—	48,620	—	—	48,620
Balance as of December 31, 2023	135,260	$2,154,509	$921,466	$(32,264)	$3,043,711
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$1,770,378	$1,323,909
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairment of goodwill and purchased intangible assets	239,100	219,000
Depreciation and amortization	199,745	201,466
Unrealized foreign exchange (gain) loss and other	19,064	(24,376)
Stock-based compensation expense	123,541	97,392
Net gain on sale of assets	(161)	—
Deferred income taxes	(150,658)	(136,480)
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	(486,264)	(53,247)
Inventories	5,632	(159,608)
Other assets	61,796	(112,392)
Accounts payable	54,617	11,037
Deferred system revenue	86,709	232,307
Deferred service revenue	58,790	74,722
Other liabilities	(137,536)	(167,748)
Net cash provided by operating activities	1,844,753	1,505,982
Cash flows from investing activities:
Proceeds from sale of assets	161	5,079
Capital expenditures	(152,716)	(144,846)
Purchases of available-for-sale securities	(1,326,968)	(982,642)
Proceeds from sale of available-for-sale securities	238,419	15,235
Proceeds from maturity of available-for-sale securities	1,682,585	628,277
Purchases of trading securities	(34,857)	(66,007)
Proceeds from sale of trading securities	36,043	64,757
Net cash provided by (used in) investing activities	442,667	(480,147)
Cash flows from financing activities:
Repayment of debt	(750,000)	—
Common stock repurchases	(1,217,504)	(893,229)
Payment of dividends to stockholders	(424,855)	(378,366)
Issuance of common stock	47,538	48,433
Tax withholding payments related to vested and released restricted stock units	(75,854)	(71,242)
Contingent consideration payable and other, net	—	(1,676)
Net cash used in financing activities	(2,420,675)	(1,296,080)
Effect of exchange rate changes on cash and cash equivalents	(5,596)	7,434
Net decrease in cash and cash equivalents	(138,851)	(262,811)
Cash and cash equivalents at beginning of period	1,977,129	1,927,865
Cash and cash equivalents at end of period	$1,838,278	$1,665,054
Supplemental cash flow disclosures:
Income taxes paid, net	$458,228	$605,434
Interest paid	$156,185	$138,054
Non-cash activities:
Contingent consideration payable - financing activities	$—	$(765)
Dividends payable - financing activities	$4,113	$3,985
Unsettled common stock repurchase - financing activities	$5,500	$10,999
Accrued purchases of land, property and equipment - investing activities	$11,354	$18,312
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
The results of operations for the three and six months ended December 31, 2024 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2025.
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

Recent Accounting Pronouncements
Recently Adopted
None
Updates Not Yet Effective
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The new guidance requires enhanced disclosures about significant segment expenses. This standard update is effective for our annual reports beginning in the fiscal year ending June 30, 2025 and interim period reports beginning in the first quarter of the fiscal year ending June 30, 2026. Early adoption is permitted on a retrospective basis. We will adopt this update for our annual report for the fiscal year ending June 30, 2025.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The new guidance requires enhanced disclosures about certain costs and expenses. This standard update is effective for our annual reports beginning in the fiscal year ending June 30, 2028, and interim period reports beginning in the first quarter of the fiscal year ending June 30, 2029. Early adoption is permitted either on a prospective or retrospective basis. We are currently evaluating the impact of this ASU on our disclosures.
NOTE 2 – REVENUE
Contract Balances
The following table represents the opening and closing balances of accounts receivable, net, contract assets and contract liabilities as of the indicated dates.

	As of	As of
(Dollar amounts in thousands)	December 31, 2024	June 30, 2024	$ Change	% Change
Accounts receivable, net	$2,334,977	$1,833,041	$501,936	27%
Contract assets	$82,292	$69,259	$13,033	19%
Contract liabilities	$1,927,747	$1,782,242	$145,505	8%
Our payment terms and conditions vary by contract type, although terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of shipment, with the remainder payable within 30 days of acceptance.
The change in contract assets during the six months ended December 31, 2024 was mainly due to $64.0 million of revenue recognized for which the payment is subject to conditions other than passage of time, partially offset by $51.0 million of contract assets reclassified to accounts receivable, net, as our right to consideration for these contract assets became unconditional. Contract assets are included in other current assets on our Condensed Consolidated Balance Sheets.
The change in contract liabilities during the six months ended December 31, 2024 was mainly due to the recognition of revenue of $1.14 billion that was included in contract liabilities as of June 30, 2024, largely offset by an increase in the value of products and services billed to customers for which control of the products and services has not transferred to the customers. Contract liabilities are included in other current liabilities and other non-current liabilities on our Condensed Consolidated Balance Sheets.

Remaining Performance Obligations

As of December 31, 2024, we had $9.14 billion of remaining performance obligations (“RPO”), which represents our obligation to deliver products and services, and primarily consists of sales orders where written customer requests have been received. This amount includes customer deposits of $542.9 million as disclosed in Note 4 “Financial Statement Components” and excludes contract liabilities of $1.93 billion as disclosed above. We expect to recognize approximately 67% to 72% of these performance obligations as revenue in the next 12 months, 20% to 25% in the subsequent 12 months and the remainder thereafter, but this estimate is subject to constant change.

After the 2024 BIS Rules and 2025 BIS Rules, defined below, were promulgated, we reduced our RPO by an aggregate of approximately $430 million because we are currently unable to ship the products ordered by affected customers without an export license, of which approximately 50% was included in the RPO expected to be recognized as revenue in the following 12 months, as disclosed in our quarterly report on Form 10-Q for the quarter ended September 30, 2024.

The amount of our RPO and timing of revenue recognition of our RPO are evaluated quarterly and are largely driven by multiple variables, many of which are beyond our control, such as: changes in regulations, the readiness of customer fabs, end market needs for capacity, changes in the estimated versus actual start time of customers’ projects, timing of delivery and installation dates and supply chain constraints. Our customers are currently purchasing equipment from us with lead times that are longer than our historical experience. As customers try to balance the evolution of their technological, production or market needs with the timing and content of orders placed with us, there is elevated risk of order modifications, pushouts or cancellations.

The U.S. government has tightened export controls for commodities, software, and technology (collectively, “items”) destined to People’s Republic of China (“China”) over the past several years. In addition, in October 2022, the U.S. government's Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce (“Commerce”) issued regulations (the “2022 BIS Rules”) that imposed new export licensing requirements for certain U.S. semiconductor and high-performance computing technology (including wafer fab equipment), for the use of such technology for certain end uses in China, and for the provision of support by U.S. Persons to certain advanced integrated circuit (“IC”) fabs located in China. The regulations impose export license requirements effectively on all KLA items and services to customers located in China that fabricate certain advanced logic, NAND and DRAM ICs. KLA is also restricted from providing certain U.S. origin tools, software and technology to certain wafer fab equipment manufacturers located in China, absent an export license. Companies were added to the U.S. Entity List, a list of parties that are generally ineligible to receive U.S.-regulated items without prior licensing from the BIS. In October 2023, the U.S. government issued additional regulations that went into effect in November 2023 (the “2023 BIS Rules”). These additional rules are designed to update export controls on advanced computing semiconductors and semiconductor manufacturing equipment, as well as items that support supercomputing applications and end-uses, to arms embargoed countries, including China. They adjust the parameters included in the previous existing regulations that determine whether an advanced computing chip is restricted and impose new measures to address risks of circumvention of the controls established in October 2022. In January 2024, KLA, among other companies, submitted comments to the government regarding these regulations. Furthermore, in December 2024 and January 2025, the BIS again issued incremental regulations (the “2024 BIS Rules” and the “2025 BIS Rules,” respectively) adding even more companies to the U.S. Entity List and revising the definition of advanced DRAM, further restricting our ability to provide certain items and services to facilities in China producing advanced DRAM ICs. The regulations are very complex. We are taking appropriate measures to comply with all government regulations, and will continue to apply for export licenses, when required, to avoid disruption to our customers’ operations. There can be no assurance that export licenses applied for by either us or our customers, now or in the future, will be granted.
Refer to Note 16 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements for information related to revenues by geographic region as well as significant product and service offerings.
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

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the dates indicated below, were presented on our Condensed Consolidated Balance Sheets as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of December 31, 2024 (In thousands)	Total	(Level 1)	(Level 2)
Assets
Cash equivalents:
Corporate debt securities	$3,631	$—	$3,631
Money market funds and other	1,215,402	1,215,402	—
U.S. Treasury securities	19,962	—	19,962
Marketable securities:
Corporate debt securities	873,071	—	873,071
Municipal securities	56,018	—	56,018
U.S. Government agency securities	92,663	92,663	—
U.S. Treasury securities	701,153	599,116	102,037
Equity securities	15,938	15,938	—
Total cash equivalents and marketable securities(1)	2,977,838	1,923,119	1,054,719
Other current assets:
Derivative assets	34,598	—	34,598
Other non-current assets:
Executive Deferred Savings Plan	320,295	276,125	44,170
Total financial assets(1)	$3,332,731	$2,199,244	$1,133,487
Liabilities
Derivative liabilities	$(14,401)	$—	$(14,401)
Total financial liabilities	$(14,401)	$—	$(14,401)
________________
(1) Excludes cash of $537.4 million held in operating accounts and time deposits of $265.1 million (of which $61.8 million were cash equivalents) as of December 31, 2024.

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
We did not have any financial assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of December 31, 2024 or June 30, 2024.

NOTE 4 – FINANCIAL STATEMENT COMPONENTS
Condensed Consolidated Balance Sheets

	As of	As of
(In thousands)	December 31, 2024	June 30, 2024
Accounts receivable, net:
Accounts receivable, gross	$2,365,480	$1,865,823
Allowance for credit losses	(30,503)	(32,782)
	$2,334,977	$1,833,041
Inventories:
Customer service parts	$585,981	$589,751
Raw materials	1,409,128	1,485,400
Work-in-process	768,134	700,895
Finished goods	283,097	258,735
	$3,046,340	$3,034,781
Other current assets:
Deferred costs of revenues	$250,035	$279,879
Prepaid expenses	143,956	124,969
Contract assets	82,292	69,259
Prepaid income and other taxes	69,755	102,398
Other current assets	64,844	82,822
	$610,882	$659,327
Land, property and equipment, net:
Land	$86,670	$78,260
Buildings and leasehold improvements	986,859	919,919
Machinery and equipment	1,164,974	1,116,793
Office furniture and fixtures	67,582	64,480
Construction-in-process	255,852	215,006
	2,561,937	2,394,458
Less: accumulated depreciation	(1,388,009)	(1,284,490)
	$1,173,928	$1,109,968
Other non-current assets:
Executive Deferred Savings Plan(1)	$320,295	$303,365
Operating lease right of use assets	249,036	231,812
Other non-current assets	149,722	157,546
	$719,053	$692,723
Other current liabilities:
Compensation and benefits	$547,845	$371,713
Customer deposits	486,322	645,893
Executive Deferred Savings Plan(1)	321,464	303,088
Income taxes payable	185,191	146,740
Interest payable	122,783	128,727
Operating lease liabilities	40,578	36,391
Other liabilities and accrued expenses	407,195	431,017
	$2,111,378	$2,063,569
Other non-current liabilities:
Income taxes payable	$224,208	$291,106
Operating lease liabilities	149,648	153,117
Customer deposits	56,535	99,794
Pension liabilities	53,094	51,778
Other non-current liabilities	155,633	147,320
	$639,118	$743,115

________________
(1)We have a non-qualified deferred compensation plan (known as the “Executive Deferred Savings Plan” or “EDSP”) under which certain employees and non-employee directors may defer a portion of their compensation. The expense associated with changes in the EDSP liability included in selling, general and administrative (“SG&A”) was $3.3 million and $25.8 million in the three months ended December 31, 2024 and 2023, respectively, and was $21.3 million and $16.5 million during the six months ended December 31, 2024 and 2023, respectively. The amount of net gains associated with changes in the EDSP assets included in SG&A expense was $3.5 million and $25.7 million in the three months ended December 31, 2024 and 2023, respectively, and $21.4 million and $16.2 million during the six months ended December 31, 2024 and 2023, respectively. For additional details, refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) (“AOCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of December 31, 2024	$(80,016)	$2,316	$46,557	$(15,243)	$(46,386)

Balance as of June 30, 2024	$(75,846)	$(3,654)	$46,243	$(15,818)	$(49,075)
The effects on net income of amounts reclassified from AOCI to the Condensed Consolidated Statements of Operations for the indicated periods were as follows (in thousands; amounts in parentheses indicate debits or reductions to earnings):

AOCI Components		Three Months Ended		Six Months Ended
	Location in the Condensed Consolidated Statement of Operations	December 31,		December 31,
		2024	2023	2024	2023
Unrealized gains on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$1,011	$8,036	$3,546	$11,432
	Costs of revenues and operating expenses	428	(20)	454	2,755
	Interest expense	821	937	1,768	1,874
	Net gains reclassified from AOCI	$2,260	$8,953	$5,768	$16,061
Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$1	$(61)	$—	$(73)
The amounts reclassified out of AOCI related to our defined benefit pension plans that was recognized as a component of net periodic cost for the three months ended December 31, 2024 and 2023 was $0.2 million and $0.3 million, respectively, and for the six months ended December 31, 2024 and 2023 was $0.4 million and $0.5 million, respectively. For additional details, refer to Note 13 “Employee Benefit Plans” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

NOTE 5 – MARKETABLE SECURITIES
The amortized cost and fair value of our fixed income marketable securities as of the dates indicated below were as follows:

As of December 31, 2024 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$874,139	$3,086	$(523)	$876,702
Money market funds and other	1,215,402	—	—	1,215,402
Municipal securities	55,911	148	(41)	56,018
U.S. Government agency securities	92,412	340	(89)	92,663
U.S. Treasury securities	721,084	1,383	(1,352)	721,115
Subtotal	2,958,948	4,957	(2,005)	2,961,900
Add: Time deposits(1)	265,122	—	—	265,122
Less: Cash equivalents	1,300,828	5	—	1,300,833
Marketable securities(2)	$1,923,242	$4,952	$(2,005)	$1,926,189

As of June 30, 2024 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$775,277	$973	$(2,018)	$774,232
Money market funds and other	1,585,832	—	—	1,585,832
Municipal securities	41,343	13	(197)	41,159
U.S. Government agency securities	106,101	26	(253)	105,874
U.S. Treasury securities	754,505	209	(3,408)	751,306
Subtotal	3,263,058	1,221	(5,876)	3,258,403
Add: Time deposits(1)	932,436	—	—	932,436
Less: Cash equivalents	1,689,540	—	(1)	1,689,539
Marketable securities(2)	$2,505,954	$1,221	$(5,875)	$2,501,300
________________
(1) Time deposits excluded from fair value measurements.
(2) Excludes equity marketable securities.
Our investment portfolio includes both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of our unrealized losses are due to changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all these investments upon maturity. As of December 31, 2024, we had 200 investments in a gross unrealized loss position. The following table summarizes the fair value and gross unrealized losses of our investments that were in an unrealized loss position as of the dates indicated below.

As of December 31, 2024	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$172,297	$(410)	$41,908	$(113)	$214,205	$(523)
Municipal securities	15,675	(33)	2,453	(8)	18,128	(41)
U.S. Government agency securities	17,245	(89)	—	—	17,245	(89)
U.S. Treasury securities	268,818	(1,109)	54,030	(243)	322,848	(1,352)
Total	$474,035	$(1,641)	$98,391	$(364)	$572,426	$(2,005)

As of June 30, 2024	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$355,882	$(942)	$100,957	$(1,076)	$456,839	$(2,018)
Municipal securities	17,364	(81)	10,788	(116)	28,152	(197)
U.S. Government agency securities	58,598	(137)	17,197	(116)	75,795	(253)
U.S. Treasury securities	466,144	(1,040)	166,867	(2,368)	633,011	(3,408)
Total	$897,988	$(2,200)	$295,809	$(3,676)	$1,193,797	$(5,876)
The contractual maturities of securities classified as available-for-sale, regardless of their classification on our Condensed Consolidated Balance Sheets, as of the date indicated below were as follows:

As of December 31, 2024 (In thousands)	Amortized Cost	Fair Value
Due within one year	$954,567	$955,495
Due after one year through three years	968,675	970,694
Total	$1,923,242	$1,926,189
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities for the three and six months ended December 31, 2024 and 2023 were immaterial.
The costs for our equity marketable securities were $22.9 million as of both December 31, 2024, and June 30, 2024. Unrealized gains (losses) for our equity marketable securities were $(3.7) million and $1.2 million during the three months ended December 31, 2024 and 2023, respectively. Unrealized losses for our equity marketable securities were $9.6 million and $3.1 million during the six months ended December 31, 2024 and 2023, respectively.
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
During the second quarter of fiscal 2025, in connection with our annual strategic planning process, we noted a continued deterioration of the long-term forecast for our Printed Circuit Board (“PCB”) business, which is part of our PCB and Component Inspection reportable segment. In addition, in the second quarter of fiscal 2025, we completed an internal reorganization affecting the composition of reporting units within our Specialty Semiconductor Process and PCB and Component Inspection reportable segments. The downward revision of financial outlook for PCB and the reorganization of reporting units triggered goodwill impairment tests.
The following table presents changes in goodwill carrying value by reportable segment during the six months ended December 31, 2024:

(In thousands)	Semiconductor Process Control	Specialty Semiconductor Process	PCB and Component Inspection	Total
Balances as of June 30, 2024	$753,018	$681,858	$580,850	$2,015,726
Goodwill impairment	—	—	(230,400)	(230,400)
Foreign currency adjustments	(29)	—	—	(29)
Balances as of December 31, 2024	$752,989	$681,858	$350,450	$1,785,297
As a result of our quantitative assessment before reorganization, we recorded a total goodwill impairment charge of $230.4 million in the PCB reporting unit, which is part of the PCB and Component Inspection reportable segment, in the three months ended December 31, 2024. No goodwill impairment was identified in the Specialty Semiconductor Process reportable segment. We assessed for impairment subsequent to the reorganization and noted no impairment. The goodwill balances of our new reporting units after reorganization were allocated on a relative fair value basis.
To determine the fair value of a reporting unit, we utilized income and market approaches and applied a weighting of 75 percent and 25 percent, respectively. The income approach is estimated through discounted cash flow analysis. The estimated fair value of the reporting unit was computed by adding the present value of the estimated annual discounted cash flows over a discrete projection period to the residual value of the business at the end of the projection period. This valuation technique requires us to use significant estimates and assumptions, including long-term growth rates, discount rates and other inputs. The estimated growth rates for the projection period are based on our internal forecasts of anticipated future performance of the business. The residual value is estimated based on a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections. The discount rates are based on the weighted average cost of capital of comparable peer companies adjusted for the company-specific risk. The market approach estimates the fair value of the reporting unit by utilizing the market comparable method, which is based on revenue and earnings multiples from comparable companies. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future, and a downward revision of these estimates and/or assumptions would decrease the fair value of our reporting units, which could result in additional impairment charges in the future.
During the second quarter of fiscal 2024, we identified an impairment indicator within our PCB and Component Inspection reportable segment due to the deterioration in long-term forecast for the PCB and Display businesses. As a result of our quantitative assessment, we recorded a total goodwill impairment charge of $192.6 million in the three months ended December 31, 2023. The fair values of the relevant reporting units were determined using the same approach described above.
As of June 30, 2024, Goodwill is net of accumulated impairment losses of $277.6 million, $144.2 million and $70.5 million in the Semiconductor Process Control, Specialty Semiconductor Process and PCB and Component Inspection reportable segments, respectively. As of December 31, 2024, following the internal reorganization noted above, Goodwill is net of accumulated impairment losses of $277.6 million and $70.5 million in the Semiconductor Process Control and PCB and Component Inspection reportable segments, respectively.
Purchased Intangible Assets
The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)	As of December 31, 2024			As of June 30, 2024
Category	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	$1,552,074	$1,138,143	$413,931	$1,552,074	$1,045,585	$506,489
Customer relationships	358,567	267,026	91,541	358,567	248,106	110,461
Trade name / Trademark	119,083	106,704	12,379	119,083	97,106	21,977
Order backlog and other	87,536	82,989	4,547	83,336	82,740	596
Intangible assets subject to amortization	2,117,260	1,594,862	522,398	2,113,060	1,473,537	639,523
In-process research and development	46,074	19,827	26,247	46,074	16,833	29,241
Total	$2,163,334	$1,614,689	$548,645	$2,159,134	$1,490,370	$668,764

Purchased intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be fully recoverable. We identified an impairment indicator for the long-lived assets in our PCB and Component Inspection reportable segment during the second quarter of fiscal 2025 due to the downward revision of financial outlook for the PCB business as noted above. The internal reorganization described above was also considered a trigger for impairment analysis of the long-lived assets of the Specialty Semiconductor Process and PCB and Component Inspection reportable segments.
In connection with the evaluation of goodwill impairment, we assessed tangible and intangible assets for impairment prior to performing the goodwill impairment tests. We first performed a recoverability test for each affected asset group by comparing projected undiscounted cash flows from the use and eventual disposition of each asset group to its carrying value. The tests indicated that the undiscounted cash flows of all asset groups in the Specialty Semiconductor Process reportable segment were sufficient to recover the carrying value of the asset groups. However, the tests indicated that the undiscounted cash flows were not sufficient to recover the carrying value of the asset groups in the PCB and Component Inspection reportable segment. We then compared the carrying value of the individual long-lived assets within those asset groups against their fair value in order to measure the impairment loss. Determining the fair value involved the use of significant estimates and assumptions, including revenue forecasts, terminal growth rate, tax rate and a weighted average cost of capital adjusted for company-specific risk.
We recorded a total purchased intangible assets impairment charge of $8.7 million for the three months ended December 31, 2024. No impairment was identified for other long-lived asset groups of the Company in the three months ended December 31, 2024.
As part of the evaluation of goodwill impairment in the PCB and Component Inspection reportable segment in the second quarter of fiscal 2024 noted above, the Company assessed long-lived assets for impairment prior to performing the goodwill impairment test. As a result, we recorded a total purchased intangible asset impairment charge of $26.4 million for the three months ended December 31, 2023.
Total impairment charges for goodwill and purchased intangible assets of $239.1 million and $219.0 million were recognized as separate charges and included in income (loss) from operations in the three months ended December 31, 2024 and December 31, 2023, respectively.
Amortization expense for purchased intangible assets was $58.9 million and $115.6 million for the three and six months ended December 31, 2024, respectively, and $59.4 million and $122.7 million for the three and six months ended December 31, 2023, respectively.
Based on the purchased intangible assets gross carrying amount recorded as of December 31, 2024, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2025 (remaining six months)	$104,749
2026	195,762
2027	123,250
2028	48,016
2029	35,130
2030 and thereafter	15,491
Total	$522,398

NOTE 7 – DEBT
The following table summarizes our debt as of December 31, 2024 and June 30, 2024:

	As of December 31, 2024		As of June 30, 2024
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 4.650% Senior Notes due on November 1, 2024	$—	—%	$750,000	4.682%
Fixed-rate 4.100% Senior Notes due on March 15, 2029	800,000	4.159%	800,000	4.159%
Fixed-rate 4.650% Senior Notes due on July 15, 2032	1,000,000	4.657%	1,000,000	4.657%
Fixed-rate 4.700% Senior Notes due on February 1, 2034	500,000	4.777%	500,000	4.777%
Fixed-rate 5.650% Senior Notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Fixed-rate 5.000% Senior Notes due on March 15, 2049	400,000	5.047%	400,000	5.047%
Fixed-rate 3.300% Senior Notes due on March 1, 2050	750,000	3.302%	750,000	3.302%
Fixed-rate 4.950% Senior Notes due on July 15, 2052	1,450,000	5.023%	1,450,000	5.023%
Fixed-rate 5.250% Senior Notes due on July 15, 2062	800,000	5.259%	800,000	5.259%

Total	5,950,000		6,700,000
Unamortized discount	(24,070)		(24,866)
Unamortized debt issuance costs	(43,543)		(44,999)
Total	$5,882,387		$6,630,135
Reported as:
Current portion of long-term debt	$—		$749,936
Long-term debt	5,882,387		5,880,199
Total	$5,882,387		$6,630,135
Senior Notes and Debt Redemption
In February 2024, KLA Corporation (the “Issuer”) issued $750.0 million aggregate principal amount of senior, unsecured notes as follows: $500.0 million of 4.700% senior, unsecured notes (the “2024 Senior Notes”) due February 1, 2034; and an additional $250.0 million of 4.950% senior, unsecured notes due July 15, 2052 which was originally issued in June 2022, resulting in an aggregate principal amount of $1.45 billion. The net proceeds were used for general corporate purposes, including repayment of outstanding indebtedness at or prior to maturity.
Prior to February 2024, the following aggregate principal amounts of senior, unsecured long-term notes were issued in the following periods: $3.00 billion in June 2022 (the “2022 Senior Notes”), $750.0 million in February 2020 (the “2020 Senior Notes”), $1.20 billion in March 2019 (the “2019 Senior Notes”) and $2.50 billion in November 2014 (the “2014 Senior Notes”). These, along with the 2024 Senior Notes, are collectively referred to as the “Senior Notes.” In November 2024, we repaid $750.0 million of the 2014 Senior Notes that were due on November 1, 2024.
The original discounts on the Senior Notes are being amortized over the life of the debt. Interest is payable as follows: semi-annually on February 1 and August 1 of each year for the 2024 Senior Notes; semi-annually on January 15 and July 15 of each year for the 2022 Senior Notes; semi-annually on March 1 and September 1 of each year for the 2020 Senior Notes; semi-annually on March 15 and September 15 of each year for the 2019 Senior Notes; and semi-annually on May 1 and November 1 of each year for the 2014 Senior Notes. The Senior Notes rank senior in right of payment to all of the Issuer's future subordinated indebtedness, equally in right of payment with all of the Issuer's existing and future unsecured and unsubordinated indebtedness, are effectively subordinated in right of payment to all of the Issuer's future secured indebtedness to the extent of the collateral securing such indebtedness and structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of the Issuer's subsidiaries. The relevant indentures for the Senior Notes (collectively, the “Indenture”) include covenants that limit our ability to grant liens on our facilities and enter into sale and leaseback transactions.

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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of December 31, 2024 and June 30, 2024 was $5.46 billion and $6.26 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of December 31, 2024, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility
We have in place a Credit Agreement dated June 8, 2022 (“Credit Agreement”) for an unsecured Revolving Credit Facility (“Revolving Credit Facility”) having a maturity date of June 8, 2027 that allows us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. As of December 31, 2024, we had no outstanding borrowings under the Revolving Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the maturity date, at which time we may exercise two one-year extension options with the consent of the lenders. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility can be made as Term Secured Overnight Financing Rate (“SOFR”) Loans or Alternate Base Rate (“ABR”) Loans, at the Company’s option. In the event that Term SOFR is unavailable, any Term SOFR elections will be converted to Daily Simple SOFR, if available. Each Term SOFR Loan will bear interest at a rate per annum equal to the applicable Adjusted Term SOFR rate, which is equal to the applicable Term SOFR rate plus 10 bps that shall not be less than zero, plus a spread ranging from 75 bps to 125 bps, as determined by the Company’s credit ratings at the time. Each ABR Loan will bear interest at a rate per annum equal to the ABR plus a spread ranging from 0 bps to 25 bps, as determined by the Company’s credit ratings at the time. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 4.5 bps to 12.5 bps, subject to an adjustment in conjunction with changes to our credit rating. The applicable interest rates and commitment fees are also subject to adjustment based on the Company’s performance against certain environmental sustainability key performance indicators (“KPI”) related to greenhouse gas emissions and renewable electricity usage. Our performance against these KPIs in calendar year 2023 resulted in reductions to the fees associated with our Revolving Credit Facility. As of December 31, 2024, we elected to pay interest on borrowings under the Revolving Credit Facility at the applicable Adjusted Term SOFR rate plus a spread of 82.5 bps and the applicable commitment fee on the daily undrawn balance of the Revolving Credit Facility was 5.5 bps.
Under the Credit Agreement, the maximum leverage ratio on a quarterly basis is 3.50 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which may be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of December 31, 2024, our maximum allowed leverage ratio was 3.50 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of December 31, 2024.
For additional details, refer to Note 8 “Debt” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
NOTE 8 – LEASES
We have operating leases for facilities, vehicles and other equipment. Our facility leases are primarily used for administrative functions, research and development (“R&D”), manufacturing, and storage and distribution. Our finance leases are not significant.
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
Lease expense was $11.9 million and $25.0 million for the three and six months ended December 31, 2024, respectively and $12.9 million and $25.2 million for the three and six months ended December 31, 2023, respectively. Expenses related to short-term leases, which were not recorded on the Condensed Consolidated Balance Sheets, were not material for the three and six months ended December 31, 2024 and 2023. As of December 31, 2024 and June 30, 2024, the weighted-average remaining lease term was 6.3 and 6.7 years, respectively, and the weighted-average discount rate for operating leases was 4.30% as of both December 31, 2024 and June 30, 2024.
Supplemental cash flow information related to leases was as follows:

	Six Months Ended December 31,
In thousands	2024	2023
Operating cash outflows from operating leases	$21,258	$20,504
Right of use assets obtained in exchange for new operating lease liabilities	$22,051	$38,513
Maturities of lease liabilities as of December 31, 2024 were as follows:

Fiscal Year Ending June 30:	(In thousands)
2025 (remaining six months)	$25,517
2026	46,172
2027	35,043
2028	23,828
2029	20,644
2030 and thereafter	70,436
Total lease payments	221,640
Less imputed interest	(31,414)
Total	$190,226
As of December 31, 2024, we did not have material leases that had not yet commenced.
NOTE 9 – EQUITY AND LONG-TERM INCENTIVE COMPENSATION PLANS
On August 3, 2023, our Board of Directors adopted the KLA Corporation 2023 Incentive Award Plan (the “2023 Plan”), which replaced our 2004 Equity Incentive Plan (the “2004 Plan”) for grants of equity awards occurring on or after November 1, 2023. The new plan was approved by our stockholders at the annual meeting of stockholders held on November 1, 2023. As of December 31, 2024, 10.0 million shares remained available for issuance under our 2023 Plan. In addition, we have an Employee Stock Purchase Plan (“ESPP”), which enables eligible employees to purchase our common stock. We also offer a cash-based long-term incentive program (“Cash LTI”) to eligible employees.
For details of the 2023 Plan, ESPP and Cash LTI plans, refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Equity Incentive Plans - General Information
The following table summarizes the combined activity under our equity incentive plans:

(In thousands)	Available For Grant(1)
Balance as of June 30, 2024	10,240
Restricted stock units granted(2)	(319)
RSUs granted adjustment(3)	62
Restricted stock units canceled	36
Balance as of December 31, 2024	10,019
__________________
(1)The number of restricted stock units (“RSU”) reflects the application of the award multiplier of 2.0x to calculate the impact of the award on the shares reserved under the 2023 Plan.
(2)Includes RSUs granted to senior management during the six months ended December 31, 2024 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such RSUs that are deemed to have been earned) (“performance-based RSU”). This line item includes all such performance-based RSUs granted during the six months ended December 31, 2024 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.2 million shares for the six months ended December 31, 2024 reflect the application of the multiplier described above).
(3)Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the six months ended December 31, 2024.
The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. The fair value for RSUs granted with “dividend equivalent” rights is determined using the closing price of our common stock on the grant date.
The following table shows stock-based compensation expense for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Stock-based compensation expense by:
Costs of revenues	$10,469	$8,082	$20,258	$15,751
R&D	17,045	12,753	34,425	25,781
SG&A	34,327	27,785	68,858	55,860
Total stock-based compensation expense	$61,841	$48,620	$123,541	$97,392
Stock-based compensation capitalized as inventory was $21.5 million as of both December 31, 2024 and June 30, 2024.
Restricted Stock Units
The following table shows the activity and weighted-average grant date fair values for RSUs during the six months ended December 31, 2024:

	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding RSUs as of June 30, 2024(2)	1,467	$424.66
Granted(3)	160	$772.94
Granted adjustments(4)	(31)	$397.40
Vested and released	(257)	$322.16
Forfeited	(18)	$469.66
Outstanding RSUs as of December 31, 2024(2)	1,321	$486.68
__________________
(1)Share numbers reflect actual shares subject to awarded RSUs.

(2)Includes performance-based RSUs.
(3)This line item includes performance-based RSUs granted during the six months ended December 31, 2024 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.1 million shares for the six months ended December 31, 2024, reflect the application of the multiplier described above).
(4)Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the six months ended December 31, 2024.
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
As of December 31, 2024, the unrecognized stock-based compensation expense balance related to RSUs was $439.9 million, excluding the impact of estimated forfeitures, and will be recognized over an estimated weighted-average amortization period of 1.4 years. The intrinsic value of outstanding RSUs as of December 31, 2024 was $832.4 million.
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
Under the authoritative guidance, share repurchases are recognized as a reduction to retained earnings to the extent available, with any excess recognized as a reduction of capital in excess of par value. In addition, the Inflation Reduction Act of 2022 introduced a 1% excise tax imposed on certain stock repurchases made after December 31, 2022 by publicly traded companies. The excise tax is recorded as part of the cost basis of treasury stock repurchased after December 31, 2022 and, as such, is included in stockholders’ equity.
As of December 31, 2024, an aggregate of $963.2 million of authorization was available for repurchase under the stock repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Number of shares of common stock repurchased	979	848	1,719	1,804
Total cost of repurchases	$655,973	$441,563	$1,226,909	$900,656
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

The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share amounts)	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Numerator:
Net income	$824,527	$582,534	$1,770,378	$1,323,909
Denominator:
Weighted-average shares - basic, excluding unvested RSUs	133,327	135,539	133,730	135,976
Effect of dilutive RSUs and options	599	715	685	708
Weighted-average shares - diluted	133,926	136,254	134,415	136,684
Basic net income per share	$6.18	$4.30	$13.24	$9.74
Diluted net income per share	$6.16	$4.28	$13.17	$9.69
Anti-dilutive securities excluded from the computation of diluted net income per share	145	—	36	—
NOTE 12 – INCOME TAXES
The following table provides details of income taxes:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollar amounts in thousands)	2024	2023	2024	2023
Income before income taxes	$972,529	$691,270	$2,051,216	$1,542,981
Provision for income taxes	$148,002	$108,736	$280,838	$219,072
Effective tax rate	15.2%	15.7%	13.7%	14.2%
Our effective tax rate was lower than the U.S. federal statutory rate during the three and six months ended December 31, 2024 primarily due to the proportion of earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate and the proportion of U.S. earnings eligible for the Foreign Derived Intangible Income deduction.
In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to U.S. federal income tax examinations for all years beginning from the fiscal year ended June 30, 2018 and are under United States federal income tax examination for the fiscal years ended June 30, 2018, June 30, 2019 and June 30, 2020. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2020. We are also subject to examinations in other major foreign jurisdictions, including Singapore and Israel, for all years beginning from the calendar year ended December 31, 2019. After the income tax examination in Israel described in Note 14 “Income Taxes” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, we received a tax assessment for calendar year ended December 31, 2019 to fiscal year ended June 30, 2022. The assessment will be appealed. We believe our current unrecognized tax benefits are sufficient. It is possible that certain examinations may be concluded in the next 12 months. The timing and resolution of income tax examinations are uncertain. Given the uncertainty around the timing of the resolution of these ongoing examinations, we are unable to estimate the full range of possible adjustments to our unrecognized tax benefits within the next 12 months.
Legislative Developments
In December 2021, the Organization for Economic Co-operation and Development’s (“OECD”) Inclusive Framework on Base Erosion and Profit Shifting (“BEPS”) released Global Anti-Base Erosion (“GloBE”) rules under Pillar Two. For the countries that have enacted legislation to adopt the Pillar Two GloBE rules, the provision requiring a 15% minimum effective tax rate on income earned in the respective countries is effective for us beginning in our current fiscal year. There was no material impact to our financial statements from this Pillar Two provision during the three and six months ended December 31, 2024.
In November 2024, Singapore adopted the Pillar Two GloBE rules under the Multinational Enterprise (“Minimum Tax”) Act (“MMT Act”), which includes a domestic minimum tax of 15% for financial years beginning on or after January 1, 2025. We earn significant profits and currently benefit from tax incentives in Singapore, so it is likely the MMT Act will neutralize our current tax incentives when it is effective for us beginning in our fiscal year ending June 30, 2026. We will continue to evaluate the impact of the MMT Act to our future financial statements. The Pillar Two GloBE rules are deemed an alternative minimum tax so we will not recognize any deferred taxes for the estimated effects of the future minimum tax under current U.S. GAAP.
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LC for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Receivables sold under factoring agreements	$38,246	$49,072	$83,705	$94,679
Proceeds from sales of LC	$33,359	$13,900	$35,337	$13,900
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented. KLA may continue servicing the receivables that are sold.
Purchase Commitments. We maintain commitments to purchase inventory from our suppliers as well as goods, services and other assets in the ordinary course of business. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed between the parties. This forecasted time-horizon can vary among different suppliers. Our estimate of our significant purchase commitments primarily for material, services, supplies and asset purchases is approximately $2.31 billion as of December 31, 2024, a majority of which are due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash LTI Plan. As of December 31, 2024, we have committed $136.2 million for future payment obligations under our Cash LTI Plan. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three- or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date.
Guarantees and Contingencies. We maintain guarantee arrangements available through various financial institutions for up to $107.1 million, of which $71.9 million had been issued as of December 31, 2024, primarily to fund guarantees to customs authorities for value-added tax and other operating requirements of our consolidated subsidiaries worldwide.
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

Since fiscal 2015, we have entered into five sets of forward contracts, generally to hedge the benchmark interest rate on portions of our Senior Notes prior to issuance (“Rate Lock Agreements”). Upon issuance of the associated debt, the Rate Lock Agreements were settled and their fair values were recorded within AOCI. The resulting gains and losses from these transactions are amortized to interest expense over the lives of the associated debt. We recognized net gains of $0.8 million and $1.8 million in the three and six months ended December 31, 2024, respectively, for the amortization of the net of the Rate Lock Agreements that had been recognized in AOCI, which decreased the interest expense on a net basis. We recognized net gains of $0.9 million and $1.9 million in the three and six months ended December 31, 2023, respectively, for the amortization of the net of the Rate Lock Agreements that had been recognized in AOCI, which decreased the interest expense on a net basis. As of December 31, 2024, the aggregate unamortized portion of the fair value of the forward contracts for the Rate Lock Agreements was a $45.9 million net gain.
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

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Derivatives Designated as Cash Flow Hedging Instruments:
Rate lock agreements:
Amounts included in the assessment of effectiveness	$—	$(3,385)	$—	$(3,385)
Foreign exchange contracts:
Amounts included in the assessment of effectiveness	$1,703	$13,184	$5,147	$11,651
Amounts excluded from the assessment of effectiveness	$186	$7	$(160)	$59
Derivatives Designated as Net Investment Hedging Instruments:
Foreign exchange contracts(1):	$8,712	$(9,606)	$1,713	$(7,070)
    __________________
(1)No amounts were reclassified from AOCI into earnings related to the sale of a subsidiary, as there were no such sales during the periods presented.
The locations and amounts of designated and non-designated derivatives’ gains and losses reported in the Condensed Consolidated Statements of Operations for the indicated periods were as follows:

	Three Months Ended December 31,				Three Months Ended December 31,
	2024				2023
(In thousands)	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$3,076,851	$2,073,799	$74,981	$(44,458)	$2,486,726	$1,753,408	$74,202	$(32,154)
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains reclassified from AOCI to earnings	$—	$—	$821	$—	$—	$—	$937	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from AOCI to earnings	$1,325	$428	$—	$—	$8,296	$(20)	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(314)	$—	$—	$6,344	$(260)	$—	$—	$7
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains recognized in earnings	$—	$—	$—	$3,317	$—	$—	$—	$13,062

	Six Months Ended December 31,				Six Months Ended December 31,
	2024				2023
(In thousands)	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$5,918,392	$3,795,417	$157,152	$(85,393)	$4,883,682	$3,251,158	$148,436	$(58,893)
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains reclassified from AOCI to earnings	$—	$—	$1,768	$—	$—	$—	$1,874	$—
Foreign exchange contracts:
Amount of gains reclassified from AOCI to earnings	$4,429	$454	$—	$—	$11,945	$2,755	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(883)	$—	$—	$5,973	$(513)	$—	$—	$59
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains recognized in earnings	$—	$—	$—	$3,400	$—	$—	$—	$1,665

The U.S. dollar equivalent of all outstanding notional amounts of foreign currency hedge contracts and rate lock agreements, with maximum remaining maturities of approximately 12 months as of the dates indicated below, were as follows:

	As of	As of
(In thousands)	December 31, 2024	June 30, 2024
Cash flow hedge contracts - foreign currency
Purchase	$411,817	$426,839
Sell	$137,830	$76,342
Net investment hedge contracts - foreign currency
Sell	$274,591	$273,952
Other foreign currency hedge contracts
Purchase	$579,914	$589,171
Sell	$329,209	$411,635
The locations and fair value of our derivatives reported in our Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	As of	As of	Balance Sheet	As of	As of
	Location	December 31, 2024	June 30, 2024	Location	December 31, 2024	June 30, 2024
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$20,232	$13,783	Other current liabilities	$(6,576)	$(8,066)
Total derivatives designated as hedging instruments		20,232	13,783		(6,576)	(8,066)
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	14,366	22,720	Other current liabilities	(7,825)	(7,617)
Total derivatives not designated as hedging instruments		14,366	22,720		(7,825)	(7,617)
Total derivatives		$34,598	$36,503		$(14,401)	$(15,683)
The changes in AOCI, before taxes, related to derivatives for the indicated periods were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Beginning AOCI	$61,494	$75,558	$68,903	$81,611
Amount reclassified to earnings as net gains	(2,260)	(8,953)	(5,768)	(16,061)
Net change in unrealized gains	10,601	200	6,700	1,255
Ending AOCI	$69,835	$66,805	$69,835	$66,805
As of December 31, 2024, the net gain reported in AOCI that is expected to be reclassified into earnings within the next 12 months is $6.2 million.

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

As of December 31, 2024				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$34,598	$—	$34,598	$(14,401)	$—	$20,197
Derivatives - liabilities	$(14,401)	$—	$(14,401)	$14,401	$—	$—

As of June 30, 2024				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$36,503	$—	$36,503	$(15,173)	$—	$21,330
Derivatives - liabilities	$(15,683)	$—	$(15,683)	$15,173	$—	$(510)
NOTE 16 – SEGMENT REPORTING AND GEOGRAPHIC INFORMATION
ASC 280, Segment Reporting, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. Our CODM is our Chief Executive Officer.

Our operating segments are aggregated into reportable segments based on several factors including, but not limited to, customer base, homogeneity of products, technology, delivery channels and similar economic characteristics. We have three reportable segments: Semiconductor Process Control; Specialty Semiconductor Process; and PCB and Component Inspection.
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
PCB and Component Inspection
The PCB and Component Inspection segment enables electronic device manufacturers to inspect, test and measure PCBs, flat panel displays and ICs to verify their quality, pattern the desired electronic circuitry on the relevant substrate and perform three-dimensional shaping of metalized circuits on multiple surfaces. In March 2024, we made the decision to exit the Display business by announcing we would end manufacturing of most Display products but will continue to provide services to the installed base of Display products for existing customers.

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
The following is a summary of results for each of our three reportable segments for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Semiconductor Process Control:
Revenues	$2,755,743	$2,194,079	$5,330,894	$4,329,557
Segment gross profit	1,763,077	1,418,339	3,379,859	2,804,868
Specialty Semiconductor Process:
Revenues	160,407	150,065	288,741	276,784
Segment gross profit	81,122	81,278	145,616	150,579
PCB and Component Inspection:
Revenues	161,080	143,032	299,063	279,075
Segment gross profit	55,526	57,165	113,063	96,985
Totals:
Revenues for reportable segments	$3,077,230	$2,487,176	$5,918,698	$4,885,416
Segment gross profit	$1,899,725	$1,556,782	$3,638,538	$3,052,432

The following table reconciles total reportable segment revenues to total revenues for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Total revenues for reportable segments	$3,077,230	$2,487,176	$5,918,698	$4,885,416
Corporate allocations and effects of changes in foreign currency exchange rates	(379)	(450)	(306)	(1,734)
Total revenues	$3,076,851	$2,486,726	$5,918,392	$4,883,682

The following table reconciles total segment gross profit to income before income taxes for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2024	2023	2024	2023
Total segment gross profit	$1,899,725	$1,556,782	$3,638,538	$3,052,432
Acquisition-related charges, corporate allocations and effects of changes in foreign currency exchange rates(1)	44,335	46,802	89,038	92,387
R&D	346,157	320,418	669,302	631,632
SG&A	267,081	237,244	518,123	476,889
Impairment of goodwill and purchased intangible assets	239,100	219,000	239,100	219,000
Interest expense	74,981	74,202	157,152	148,436
Other expense (income), net	(44,458)	(32,154)	(85,393)	(58,893)
Income before income taxes	$972,529	$691,270	$2,051,216	$1,542,981
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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2024		2023		2024		2023
Revenues:
China	$1,092,525	36%	$1,027,780	41%	$2,290,829	39%	$2,053,724	42%
Taiwan	881,211	29%	375,259	15%	1,343,202	23%	780,602	16%
Korea	357,434	12%	310,672	12%	596,108	10%	530,493	11%
North America	286,191	9%	263,613	11%	787,134	13%	514,326	10%
Japan	228,614	7%	297,757	12%	417,183	7%	525,134	11%
Europe and Israel	134,266	4%	123,362	5%	279,086	5%	291,798	6%
Rest of Asia	96,610	3%	88,283	4%	204,850	3%	187,605	4%
Total	$3,076,851	100%	$2,486,726	100%	$5,918,392	100%	$4,883,682	100%
The following is a summary of revenues by major product categories for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2024		2023		2024		2023
Revenues:
Wafer Inspection	$1,562,610	51%	$1,166,484	47%	$2,931,553	50%	$2,176,682	45%
Patterning	530,680	17%	430,384	17%	1,107,089	19%	972,872	20%
Specialty Semiconductor Process	142,987	5%	136,278	6%	255,789	4%	248,381	5%
PCB and Component Inspection	93,327	3%	77,298	3%	166,235	3%	148,462	3%
Services	667,389	22%	564,917	23%	1,311,541	22%	1,125,209	23%
Other	79,858	2%	111,365	4%	146,185	2%	212,076	4%
Total	$3,076,851	100%	$2,486,726	100%	$5,918,392	100%	$4,883,682	100%
Wafer Inspection and Patterning products are offered in the Semiconductor Process Control segment. Services are offered in multiple segments. Other includes primarily refurbished systems, remanufactured legacy systems, and enhancements and upgrades for previous-generation products that are part of the Semiconductor Process Control segment.
In the three months ended December 31, 2024, one customer accounted for approximately 23% of total revenues. In the three months ended December 31, 2023, no customers accounted for greater than 10% of revenues. In the six months ended December 31, 2024, one customer accounted for approximately 18% of total revenues. In the six months ended December 31, 2023, one customer accounted for approximately 11% of total revenues. One customer on an individual basis accounted for greater than 10% of accounts receivable, net, at December 31, 2024 and at June 30, 2024.
Land, property and equipment, net by geographic region as of the dates indicated below were as follows:

	As of	As of
(In thousands)	December 31, 2024	June 30, 2024
Land, property and equipment, net:
United States	$700,963	$689,937
Europe	218,372	155,812
Singapore	147,895	148,557
Israel	75,685	84,279
Rest of Asia	31,013	31,383
Total	$1,173,928	$1,109,968

NOTE 17 – RESTRUCTURING CHARGES
From time to time, management approves restructuring plans including workforce reductions in an effort to streamline operations.
Restructuring charges were $2.1 million and $1.3 million for the three months ended December 31, 2024 and 2023, respectively Restructuring charges were $5.0 million and $1.9 million for the six months ended December 31, 2024 and 2023, respectively. The fiscal year 2025 charges include severance and related charges for the restructuring of the former PCB and Display operating segment, as a result of our decision to exit the Display business by ending the manufacturing of most Display products, which was announced in March 2024. As of December 31, 2024 and June 30, 2024, the accrual for restructuring charges was $6.1 million and $6.5 million, respectively.

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
•The war between Ukraine and Russia, escalation of hostilities in the Middle East, and the significant military activity in those regions;

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
•PCB and Component Inspection: a range of inspection, testing and measurement, and direct imaging for patterning products used by manufacturers of PCBs, FPDs, advanced packaging, microelectromechanical systems (“MEMS”) and other electronic components. In March 2024, we made the decision to exit the Display business by announcing the end of manufacturing of most Display products, but will continue to provide services to the installed base of Display products for existing customers.

A majority of our revenues are derived from outside the U.S., and include geographic regions such as China, Taiwan, Korea, Japan, Europe and Israel, and Rest of Asia. China remains a major region for manufacturing of legacy node logic and memory chips, adding to its role as the world’s largest consumer of ICs. Additionally, a significant portion of global FPD and PCB manufacturing has migrated to China. Chinese government initiatives around self-sustainability are propelling China to expand its domestic manufacturing capacity and attracting investment from semiconductor manufacturers from Taiwan, Korea, Japan and the U.S. Although China is currently seen as an important long-term growth region for the semiconductor and electronics capital equipment sector, the U.S. government has tightened export controls for commodities, software, and technology (collectively, “items”) destined to China over the past several years. In the last few years, Commerce has adopted regulations and added certain China-based entities to the U.S. Entity List (a list of parties that are generally ineligible to receive U.S.-regulated items without prior licensing from BIS), restricting our ability to provide products and services to such entities without an export license. In addition, Commerce has imposed export licensing requirements on China-based customers that are military end users or engaged in military end uses, as well as requiring our customers to obtain an export license when they use certain semiconductor capital equipment based on U.S. technology to manufacture products connected to certain entities on the U.S. Entity List.
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

Furthermore, in December 2024 and January 2025, the U.S. government again issued incremental regulations (the “2024 BIS Rules” and the “2025 BIS Rules,” respectively) adding even more companies to the U.S. Entity List and revising the definition of advanced DRAM, further restricting our ability to provide certain items and services to facilities in China producing advanced DRAM ICs. After the 2024 BIS Rules and 2025 BIS Rules were promulgated, we reduced our remaining performance obligations (“RPO”) by an aggregate of approximately $430 million because we are currently unable to ship the products ordered by affected customers without an export license, of which approximately 50% was included in the RPO expected to be recognized as revenue in the following 12 months, as disclosed in our quarterly report on Form 10-Q for the quarter ended September 30, 2024. We are taking appropriate measures to comply with all BIS Rules, and will continue to apply for export licenses, when required, to avoid disruption to our customers’ operations. To the extent that we or our customers are able to obtain export licenses in the future, we will increase RPO for the products we can ship to the customers or services we can provide the customers under the export license. There can be no assurance that export licenses applied for by either us or our customers, now or in the future, will be granted.
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
The following table sets forth some of our key quarterly unaudited financial information:

(Dollar amounts in thousands, except net income per share)	Three Months Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Total revenues	$3,076,851	$2,841,541	$2,568,735	$2,359,830	$2,486,726
Costs of revenues	$1,221,461	$1,147,431	$1,010,551	$993,885	$976,746
Gross margin	60.3%	59.6%	60.7%	57.9%	60.7%
Net income(1)(2)	$824,527	$945,851	$836,446	$601,541	$582,534
Diluted net income per share(3)	$6.16	$7.01	$6.18	$4.43	$4.28
__________________
(1)For the explanation why our net income increased to $824.5 million in the three months ended December 31, 2024 compared to the three months ended December 31, 2023, refer to the “Results of Operations” section below, as the change is a result of movements in various income statement line items.
(2)Our net income for the three months ended December 31, 2024 and 2023 included pre-tax goodwill and purchased intangible assets impairment charges of $239.1 million and $219.0 million, respectively. Our net income for the three months ended March 31, 2024 included a pre-tax goodwill impairment charge of $70.5 million. For additional details, refer to Note 6 “Goodwill and Purchased Intangible Assets” in the Notes to the Consolidated Financial Statements and Note 7 “Goodwill and Purchased Intangible Assets” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
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
Goodwill and Long-Lived Assets
We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances that could affect the likelihood that we will be required to recognize an impairment charge for goodwill include, but are not limited to, declines in our stock price or market capitalization, declines in our market share and declines in revenues or profits at our reporting units. Any impairment charge could have a material adverse effect on our operating results and net asset value in the quarter in which we recognize the impairment charge. During the second quarter of fiscal 2025, we noted a continued deterioration of the long-term forecast for our PCB business, which is part of our PCB and Component Inspection reportable segment, and completed an internal reorganization affecting the composition of reporting units within our Specialty Semiconductor Process and PCB and Component Inspection reportable segments. These two events triggered goodwill impairment tests in the second quarter of fiscal 2025, resulting in a total goodwill impairment charge of $230.4 million in the PCB and Component Inspection reportable segment and no goodwill impairment charge in the Specialty Semiconductor Process reportable segment. During the second quarter of fiscal 2024, we identified an impairment indicator within our PCB and Component Inspection reportable segment that resulted in a total goodwill impairment charge of $192.6 million in that quarter. See Note 7 “Goodwill and Purchased Intangible Assets” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for further details.
Long-lived assets, including both tangible and purchased intangible assets, are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Events or changes in circumstances that could affect the likelihood that we will be required to recognize an impairment charge for long-lived assets primarily include declines in our operating cash flows from the use of these assets. In connection with the evaluation of goodwill for impairment in the second quarter of fiscal 2025, described above, we assessed our tangible and purchased intangible assets for impairment, resulting in a total purchased intangible assets impairment charge of $8.7 million in the PCB and Component Inspection reportable segment during the quarter. During the second quarter of fiscal 2024, we recorded impairment losses related to purchased intangible assets of $26.4 million in the PCB and Component Inspection reportable segment. No impairments were identified for other long-lived assets in the second quarter of fiscal 2025 or 2024.
The tests of goodwill and long-lived assets for impairment are explained further in Note 6 “Goodwill and Purchased Intangible Assets” in the Notes to the Consolidated Financial Statements. Determining fair values utilized in our impairment calculations involves the use of significant estimates and assumptions, including revenue forecasts, terminal growth rate, tax rate and a weighted average cost of capital adjusted for company-specific risk. There can be no assurance that the estimates and assumptions used will prove to be an accurate prediction of the future. If our assumptions are not realized, or if there are future changes in any of the assumptions due to a change in economic conditions or otherwise, it is possible that a further impairment charge may need to be recorded in the future.
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

	Three Months Ended December 31,		Q2 FY25 vs. Q2 FY24
(Dollar amounts in thousands)	2024	2023
Revenues:
Product	$2,409,462	$1,921,809	$487,653	25%
Service	667,389	564,917	102,472	18%
Total revenues	$3,076,851	$2,486,726	$590,125	24%
Costs of revenues	$1,221,461	$976,746	$244,715	25%
Gross margin	60.3%	60.7%

	Six Months Ended December 31,		Q2 FY25 YTD vs. Q2 FY24 YTD
(Dollar amounts in thousands)	2024	2023
Revenues:
Product	$4,606,851	$3,758,473	$848,378	23%
Service	1,311,541	1,125,209	186,332	17%
Total revenues	$5,918,392	$4,883,682	$1,034,710	21%
Costs of revenues	$2,368,892	$1,923,637	$445,255	23%
Gross margin	60.0%	60.6%
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

	Three Months Ended December 31,				Q2 FY25 vs. Q2 FY24
(Dollar amounts in thousands)	2024		2023
China	$1,092,525	36%	$1,027,780	41%	$64,745	6%
Taiwan	881,211	29%	375,259	15%	505,952	135%
Korea	357,434	12%	310,672	12%	46,762	15%
North America	286,191	9%	263,613	11%	22,578	9%
Japan	228,614	7%	297,757	12%	(69,143)	(23)%
Europe and Israel	134,266	4%	123,362	5%	10,904	9%
Rest of Asia	96,610	3%	88,283	4%	8,327	9%
Total	$3,076,851	100%	$2,486,726	100%	$590,125	24%

	Six Months Ended December 31,				Q2 FY25 YTD vs. Q2 FY24 YTD
(Dollar amounts in thousands)	2024		2023
China	$2,290,829	39%	$2,053,724	42%	$237,105	12%
Taiwan	1,343,202	23%	780,602	16%	562,600	72%
North America	787,134	13%	514,326	10%	272,808	53%
Korea	596,108	10%	530,493	11%	65,615	12%
Japan	417,183	7%	525,134	11%	(107,951)	(21)%
Europe and Israel	279,086	5%	291,798	6%	(12,712)	(4)%
Rest of Asia	204,850	3%	187,605	4%	17,245	9%
Total	$5,918,392	100%	$4,883,682	100%	$1,034,710	21%
Product revenues during the three and six months ended December 31, 2024 increased compared to the three and six months ended December 31, 2023, from $1.92 billion to $2.41 billion for the quarter and from $3.76 billion to $4.61 billion for the six months, primarily due to strong demand for many of our products, especially in our inspection portfolio.
Service revenues during the three months ended December 31, 2024 increased compared to the three months ended December 31, 2023, from $564.9 million to $667.4 million, and increased during the six months ended December 31, 2024 compared to the six months ended December 31, 2023, from $1.13 billion to $1.31 billion. These increases were primarily due to an increase in our installed base.
The increased product and service revenue generation from our customers in China contributed to our overall revenue increase, with that region recording the largest amount of revenues in both three and six month periods, accounting for 36% and 39% of total revenues during the three and six months ended December 31, 2024, respectively, and 41% and 42% of total revenues during the three and six months ended December 31, 2023, respectively. Many Chinese customers, encouraged by the growth potential of certain semiconductor markets and Chinese government initiatives around self-sustainability in domestic semiconductor production, continued to increase their investments in semiconductor, even as more stringent U.S. restrictions were issued regarding providing certain U.S. origin tools, software and technology to certain wafer fab equipment manufacturers in China, absent an export license. Our customers in Taiwan also contributed to the increased revenues with increased investments in process control to meet leading edge demand driven by innovation and growth of new technologies like AI, with that region recording the second largest amount of revenues during the three and six months ended December 31, 2024, accounting for 29% and 23% of total revenues, respectively, during the three and six months ended December 31, 2024, compared to 15% and 16% in the three and six months ended December 31, 2023, respectively. The remaining regions accounted for less than 20% of total revenues individually in both periods.
Revenues by segment(1)

	Three Months Ended December 31,		Q2 FY25 vs. Q2 FY24
(Dollar amounts in thousands)	2024	2023
Revenues:
Semiconductor Process Control	$2,755,743	$2,194,079	$561,664	26%
Specialty Semiconductor Process	160,407	150,065	10,342	7%
PCB and Component Inspection	161,080	143,032	18,048	13%
Total revenues for reportable segments	$3,077,230	$2,487,176	$590,054	24%

	Six Months Ended December 31,		Q2 FY25 YTD vs. Q2 FY24 YTD
(Dollar amounts in thousands)	2024	2023
Revenues:
Semiconductor Process Control	$5,330,894	$4,329,557	$1,001,337	23%
Specialty Semiconductor Process	288,741	276,784	11,957	4%
PCB and Component Inspection	299,063	279,075	19,988	7%
Total revenues for reportable segments	$5,918,698	$4,885,416	$1,033,282	21%

________________
(1)Segment revenues exclude corporate allocations and the effects of changes in foreign currency exchange rates. For additional details, refer to Note 16 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements.
The following is a summary of revenues by major product categories for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended December 31,				Q2 FY25 vs. Q2 FY24
	2024		2023
Revenues:
Wafer Inspection	$1,562,610	51%	$1,166,484	47%	$396,126	34%
Patterning	530,680	17%	430,384	17%	100,296	23%
Specialty Semiconductor Process	142,987	5%	136,278	6%	6,709	5%
PCB and Component Inspection	93,327	3%	77,298	3%	16,029	21%
Services	667,389	22%	564,917	23%	102,472	18%
Other	79,858	2%	111,365	4%	(31,507)	(28)%
Total	$3,076,851	100%	$2,486,726	100%	$590,125	24%

(Dollar amounts in thousands)	Six Months Ended December 31,				Q2 FY25 YTD vs. Q2 FY24 YTD
	2024		2023
Revenues:
Wafer Inspection	$2,931,553	50%	$2,176,682	45%	$754,871	35%
Patterning	1,107,089	19%	972,872	20%	134,217	14%
Specialty Semiconductor Process	255,789	4%	248,381	5%	7,408	3%
PCB and Component Inspection	166,235	3%	148,462	3%	17,773	12%
Services	1,311,541	22%	1,125,209	23%	186,332	17%
Other	146,185	2%	212,076	4%	(65,891)	(31)%
Total	$5,918,392	100%	$4,883,682	100%	$1,034,710	21%
The primary factors impacting the performance of our segment revenues are summarized as follows:
•Revenues from our Semiconductor Process Control segment during the three months ended December 31, 2024 increased $561.7 million, or 26%, compared to the three months ended December 31, 2023, and increased $1.00 billion, or 23%, during the six months ended December 31, 2024 compared to the six months ended December 31, 2023, primarily due to strong demand for many of our products, especially those in our inspection portfolio, along with higher service revenue from an increase in our installed base. Semiconductor Process Control segment revenues were approximately 90% of total company revenue in both the three and six months ended December 31, 2024, which is consistent with the segment's approximately 88% of total company revenues in the three months ended December 31, 2023 and 89% of total revenues in the six months ended December 31, 2023. Defect Inspection and Patterning product revenues increased during the three and six months ended December 31, 2024 compared to the three and six months ended December 31, 2023 as customers in Taiwan and North America increased investments in process control to meet leading edge demand driven by innovation and growth of new technologies like AI. Customers in China continued to increase their investments in semiconductor as they attempt to become more self-sufficient in the industry, even as more stringent U.S. restrictions were issued regarding providing certain U.S. origin tools, software and technology to certain wafer fab equipment manufacturers located in China, absent an export license.
•Revenues in the Specialty Semiconductor Process segment, which comprises etching and deposition solutions for advanced packaging and specialty semiconductor markets, during the three and six months ended December 31, 2024 remained relatively flat compared to the three and six months ended December 31, 2023. Specialty Semiconductor Process revenues were approximately 5% of total revenues during both the three and six months ended December 31, 2024 and approximately 6% of total revenues during both the three and six months ended December 31, 2023.
•Revenues in the PCB and Component Inspection segment during the three and six months ended December 31, 2024 increased compared to the three and six months ended December 31, 2023, primarily due to a settlement received in the current quarter related to cancellation of a technology project by a major FPD customer that resulted in our decision to exit the Display business in the third quarter of fiscal 2024. PCB and Component Inspection segment revenues were approximately 5% of total revenues during both the three and six months ended December 31, 2024 and approximately 6% of total revenues during both the three and six months ended December 31, 2023.
Gross margin
Our gross margin fluctuates with revenue levels and product mix and is affected by variations in costs related to manufacturing and servicing our products, including our ability to scale our operations efficiently and effectively in response to prevailing business conditions.
The following table summarizes the major factors that contributed to the changes in gross margin:

	Gross Margin
	Three Months Ended	Six Months Ended
December 31, 2023	60.7%	60.6%
Revenue volume of products and services	1.5%	1.4%
Mix of products and services sold	(1.3)%	(2.2)%
Manufacturing labor, overhead and efficiencies	0.5%	0.5%
Other service and manufacturing costs	(1.1)%	(0.3)%
December 31, 2024	60.3%	60.0%
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
The decrease in our gross margin during the three months ended December 31, 2024 compared to the three months ended December 31, 2023 is primarily due to a less profitable mix of products and services sold and higher other service and manufacturing costs, partially offset by a higher revenue volume of products and services sold. The decrease in our gross margin during the six months ended December 31, 2024 compared to the six months ended December 31, 2023 is primarily due to a less profitable mix of products and services sold partially offset by a higher revenue volume of products and services sold.
Segment gross profit(1)

	Three Months Ended December 31,		Q2 FY25 vs. Q2 FY24
(Dollar amounts in thousands)	2024	2023
Segment gross profit:
Semiconductor Process Control	$1,763,077	$1,418,339	$344,738	24%
Specialty Semiconductor Process	81,122	81,278	(156)	—%
PCB and Component Inspection	55,526	57,165	(1,639)	(3)%

	Six Months Ended December 31,		Q2 FY25 YTD vs. Q2 FY24 YTD
(Dollar amounts in thousands)	2024	2023
Segment gross profit:
Semiconductor Process Control	$3,379,859	$2,804,868	$574,991	20%
Specialty Semiconductor Process	145,616	150,579	(4,963)	(3)%
PCB and Component Inspection	113,063	96,985	16,078	17%
________________
(1)    Segment gross profit is calculated as segment revenues less segment costs of revenues and excludes corporate allocations, amortization of intangible assets and the effects of changes in foreign currency exchange rates. For additional details, refer to Note 16 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements.

Gross profit in the Semiconductor Process Control segment during the three and six months ended December 31, 2024 increased compared to the three and six months ended December 31, 2023 primarily due to a strong demand for many of our products along with higher service revenue from an increase in the installed base. Gross profit in the Specialty Semiconductor Process segment during the three and six months ended December 31, 2024 remained relatively flat compared to the three and six months ended December 31, 2023. Gross profit in the PCB and Component Inspection segment during the three months ended December 31, 2024 decreased compared to the three months ended December 31, 2023 primarily due to higher expenses to write down excess and obsolete inventory related to the continued deterioration of the long-term forecast for our PCB business, partially offset by a settlement received in the current quarter related to cancellation of a technology project by a major FPD customer that resulted in our decision to exit the Display business in the third quarter of fiscal 2024. Gross profit in the PCB and Component Inspection segment during the six months ended December 31, 2024 increased compared to the six months ended December 31, 2023 primarily due to the settlement mentioned above and higher revenues from our packaging products, partially offset by the increase in the expenses to write down excess and obsolete inventory mentioned above.
Research and Development
R&D expenses may fluctuate with product development phases and project timing as well as our R&D efforts. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs and other expenses.

(Dollar amounts in thousands)	Three Months Ended December 31,		Q2 FY25 vs. Q2 FY24
	2024	2023
R&D expenses	$346,157	$320,418	$25,739	8%
R&D expenses as a percentage of total revenues	11%	13%
R&D expenses during the three months ended December 31, 2024 increased compared to the three months ended December 31, 2023 primarily due to an increase in employee-related expenses of $24.3 million and an increase in depreciation expense of $3.9 million, partially offset by a decrease in engineering project material costs of $6.2 million.

(Dollar amounts in thousands)	Six Months Ended December 31,		Q2 FY25 YTD vs. Q2 FY24 YTD
	2024	2023
R&D expenses	$669,302	$631,632	$37,670	6%
R&D expenses as a percentage of total revenues	11%	13%
R&D expenses during the six months ended December 31, 2024 increased compared to the six months ended December 31, 2023 primarily due to an increase in employee-related expenses of $39.8 million and an increase in depreciation expense of $6.5 million, partially offset by a decrease in engineering project material costs of $12.4 million.
Our future operating results will depend significantly on our ability to produce products and provide services that have a competitive advantage in our marketplace. To do this, we believe we must continue to make substantial and focused investments in our R&D. We remain committed to product development in new and emerging technologies.
Selling, General and Administrative

	Three Months Ended December 31,		Q2 FY25 vs. Q2 FY24
(Dollar amounts in thousands)	2024	2023
SG&A expenses	$267,081	$237,244	$29,837	13%
SG&A expenses as a percentage of total revenues	9%	10%
SG&A expenses during the three months ended December 31, 2024 increased compared to the three months ended December 31, 2023 primarily due to increases in the following areas: employee-related expenses of $12.5 million, facility-related expenses of $4.8 million, depreciation expense of $4.3 million and travel expenses of $4.0 million.

(Dollar amounts in thousands)	Six Months Ended December 31,		Q2 FY25 YTD vs. Q2 FY24 YTD
	2024	2023
SG&A expenses	$518,123	$476,889	$41,234	9%
SG&A expenses as a percentage of total revenues	9%	10%

SG&A expenses during the six months ended December 31, 2024 increased compared to the six months ended December 31, 2023 primarily due to increases in the following areas: employee-related expenses of $13.2 million, facility-related expenses of $8.1 million, travel expenses of $5.2 million, promotional expenses of $4.8 million and consulting costs of $4.2 million.
Impairment of Goodwill and Purchased Intangible Assets
During the second quarter of fiscal 2025, we noted a continued deterioration of the long-term forecast for our PCB business, which is part of our PCB and Component Inspection reportable segment, and completed an internal reorganization affecting the composition of reporting units within our Specialty Semiconductor Process and PCB and Component Inspection reportable segments. These two events triggered goodwill and purchased intangible assets impairment tests, which resulted in a $239.1 million goodwill and purchased intangible assets impairment charge in the PCB and Component Inspection reportable segment. During the second quarter of fiscal 2024, we recorded a $219.0 million goodwill and purchased intangible assets impairment charge in our PCB and Component Inspection reportable segment. See Note 6 “Goodwill and Purchased Intangible Assets” in the Notes to the Consolidated Financial Statements in this Form 10-Q as well as Note 7 “Goodwill and Purchased Intangible Assets” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for further details.
Restructuring Charges
Restructuring charges were $2.1 million and $1.3 million for the three months ended December 31, 2024 and 2023, respectively. Restructuring charges were $5.0 million and $1.9 million for the six months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the accrual for restructuring charges was $6.1 million.
For additional information, refer to Note 17 “Restructuring Charges” to our Condensed Consolidated Financial Statements.
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

(Dollar amounts in thousands)	Three Months Ended December 31,		Q2 FY25 vs. Q2 FY24
	2024	2023
Interest expense	$74,981	$74,202	$779	1%
Other expense (income), net	$(44,458)	$(32,154)	$(12,304)	(38)%
Interest expense as a percentage of total revenues	2%	3%
Other expense (income), net as a percentage of total revenues	(1)%	(1)%
Interest expense during the three months ended December 31, 2024 remained relatively flat compared to the three months ended December 31, 2023.
The change in other expense (income), net during the three months ended December 31, 2024 compared to the three months ended December 31, 2023 was primarily due to higher net foreign exchange gains of $9.9 million and higher interest income of $8.1 million, partially offset by a higher net fair value loss of $3.9 million from an equity security.

(Dollar amounts in thousands)	Six Months Ended December 31,		Q2 FY25 YTD vs. Q2 FY24 YTD
	2024	2023
Interest expense	$157,152	$148,436	$8,716	6%
Other expense (income), net	$(85,393)	$(58,893)	$(26,500)	(45)%
Interest expense as a percentage of total revenues	3%	3%
Other expense (income), net as a percentage of total revenues	(1)%	(1)%
Interest expense during the six months ended December 31, 2024 increased compared to the six months ended December 31, 2023 primarily due to additional interest expense on our $750.0 million Senior Notes issued in February 2024.

The change in other expense (income), net during the six months ended December 31, 2024 compared to the six months ended December 31, 2023 was primarily due to higher interest income of $30.6 million and higher net foreign exchange gains of $6.7 million, partially offset by a higher net fair value loss of $7.3 million from an equity security.
Provision for Income Taxes
The following table provides details of income taxes:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollar amounts in thousands)	2024	2023	2024	2023
Income before income taxes	$972,529	$691,270	$2,051,216	$1,542,981
Provision for income taxes	$148,002	$108,736	$280,838	$219,072
Effective tax rate	15.2%	15.7%	13.7%	14.2%
The effective tax rate during the three months ended December 31, 2024 was lower compared to the three months ended December 31, 2023 primarily due to goodwill impairment charges that are non-deductible for income tax purposes. We recorded a $230.4 million goodwill impairment charge during the three months ended December 31, 2024, compared to a $192.6 million goodwill impairment charge during the three months ended December 31, 2023. The impact on the effective tax rate was lower for the three months ended December 31, 2024 as the non-deductible goodwill impairment was lower as a percentage of profit before tax compared to the three months ended December 31, 2023. Excluding the goodwill impairment charges, tax expense as a percentage of income before taxes was unchanged.
The effective tax rate during the six months ended December 31, 2024 was lower compared to the six months ended December 31, 2023 primarily due to the impact of the following items:
•Decrease in the non-deductible tax goodwill impairment as a percentage on profit before tax during the six months ended December 31, 2024;
•Tax expense decreased by $5.3 million during the six months ended December 31, 2024 relating to a decrease in our deferred tax liabilities on unremitted earnings; and
•Tax expense decreased by $1.7 million during the six months ended December 31, 2024 relating to employee stock activity.
Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses incurred in connection with acquisitions, R&D credits as a percentage of aggregate pre-tax income, non-taxable or non-deductible increases or decreases in the assets held within our Executive Deferred Savings Plan, the tax effects of employee stock activity and the effectiveness of our tax planning strategies. We also continue to monitor the adoption of Pillar Two relating to the global minimum tax in each of our tax jurisdictions to evaluate its impact on our effective income tax rate. For some of the jurisdictions that have adopted Pillar Two in their tax legislation, it is effective for us beginning in our current fiscal year and there was no material impact to our effective tax rate during the six months ended December 31, 2024 .
For discussions on tax examinations, assessments and certain related proceedings, see Note 12 “Income Taxes” to our Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

	As of	As of
(Dollar amounts in thousands)	December 31, 2024	June 30, 2024
Cash and cash equivalents	$1,838,278	$1,977,129
Marketable securities	1,942,127	2,526,866
Total cash, cash equivalents and marketable securities	$3,780,405	$4,503,995
Percentage of total assets	25%	29%

	Six Months Ended December 31,
(In thousands)	2024	2023
Cash flows:
Net cash provided by operating activities	$1,844,753	$1,505,982
Net cash provided by (used in) investing activities	442,667	(480,147)
Net cash used in financing activities	(2,420,675)	(1,296,080)
Effect of exchange rate changes on cash and cash equivalents	(5,596)	7,434
Net decrease in cash and cash equivalents	$(138,851)	$(262,811)
Cash, Cash Equivalents and Marketable Securities
As of December 31, 2024, our cash, cash equivalents and marketable securities totaled $3.78 billion, which represents a decrease of $723.6 million from June 30, 2024. The decrease is primarily due to stock repurchases of $1.22 billion, repayment of debt of $750.0 million, cash used for payment of dividends and dividend equivalents of $424.9 million, capital expenditures of $152.7 million and tax withholding payments related to vested and released restricted stock units (“RSU”) of $75.9 million, partially offset by net cash provided by operating activities of $1.84 billion.
As of December 31, 2024, $1.15 billion of our $3.78 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to indefinitely reinvest $90.6 million of the cash, cash equivalents and marketable securities held by our foreign subsidiaries for which we assert that earnings are permanently reinvested. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay state and foreign taxes of approximately 1% - 22% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued state and foreign tax on the remaining cash of $1.06 billion of the $1.15 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Cash Dividends
During the three months ended December 31, 2024, our Board of Directors declared a regular quarterly cash dividend of $1.70 per share on our outstanding common stock, which was paid on December 3, 2024 to our stockholders of record as of the close of business on November 18, 2024. During the same period in fiscal year ended June 30, 2024, our Board of Directors declared and paid a regular quarterly cash dividend of $1.45 per share on our outstanding common stock. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended December 31, 2024 and 2023 was $226.8 million and $196.9 million, respectively. The total amount of regular quarterly cash dividends and dividend equivalents paid during the six months ended December 31, 2024 and 2023 was $424.9 million and $378.4 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of December 31, 2024 and June 30, 2024 was $12.1 million and $11.8 million, respectively. These amounts will be paid upon vesting of the underlying unvested RSUs as described in Note 9 “Equity and Long-term Incentive Compensation Plans” to our Condensed Consolidated Financial Statements.
Stock Repurchases
The shares of common stock repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the six months ended December 31, 2024 and 2023. The stock repurchase program is intended, in part, to mitigate the potential dilutive impact related to our equity incentive plans and shares issued in connection with our Employee Stock Purchase Program as well as to return excess cash to our stockholders.

Cash Flows Provided by Operating Activities
Historically, we have financed our liquidity requirements through cash generated from our operations. Net cash provided by operating activities during the six months ended December 31, 2024 was $1.84 billion compared to $1.51 billion during the six months ended December 31, 2023. This increase of $338.8 million resulted primarily from the following:
•An increase in customer and other collections of approximately $330 million primarily driven by higher shipments;
•An increase in interest income of approximately $30 million from higher cash balances and higher interest rates; and
•A decrease in income tax payments of approximately $147 million as we paid off the delayed tax payments from prior fiscal year in October 2023 as a result of the California Flood Tax Relief; partially offset by
•An increase in accounts payable payments of approximately $117 million;
•An increase in employee-related payments of approximately $37 million; and
•An increase in other tax payments of approximately $22 million.
Cash Flows Provided by (Used in) Investing Activities
Net cash provided by (used in) investing activities during the six months ended December 31, 2024 was $442.7 million compared to $(480.1) million during the six months ended December 31, 2023. This increase in cash provided resulted from increases in net proceeds from sale of available-for-sale securities of $933.2 million and net proceeds from sales of trading securities of $2.4 million, partially offset by decreases in capital expenditures of $7.9 million and proceeds from sale of assets of $4.9 million.
Cash Flows Used in Financing Activities
Net cash used in financing activities during the six months ended December 31, 2024 was $2.42 billion compared to $1.30 billion during the six months ended December 31, 2023. This increase in cash used resulted from an increase in cash used for repayment of debt of $750.0 million, common stock repurchases of $324.3 million and payment of dividends and dividend equivalents of $46.5 million.
Senior Notes
As of December 31, 2024, we had an aggregate principal amount of senior, unsecured notes totaling $5.95 billion (“Senior Notes”). For additional information on these Senior Notes, see Note 7 “Debt” to our Condensed Consolidated Financial Statements. In November 2024, we repaid $750.0 million of Senior Notes. As of December 31, 2024, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility
We have in place a Credit Agreement (“Credit Agreement”) for an unsecured Revolving Credit Facility (“Revolving Credit Facility”) with a maturity date of June 8, 2027 that allows us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. As of December 31, 2024, we had no outstanding borrowings under the Revolving Credit Facility. We were in compliance with all covenants under the Credit Agreement as of December 31, 2024 (the leverage ratio was 1.19 to 1.00, compared to a maximum leverage ratio of 3.50 to 1.00 on a quarterly basis covering the trailing four consecutive fiscal quarters for each fiscal quarter). Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2025.
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

Off-Balance Sheet Arrangements
As of December 31, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial position, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Refer to Note 14 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements for information related to indemnification obligations.
Working Capital
Working capital was $5.63 billion as of December 31, 2024, which represents an increase of $264.0 million compared to our working capital of $5.37 billion as of June 30, 2024. As of December 31, 2024, our principal sources of liquidity consisted of $3.78 billion of cash, cash equivalents and, marketable securities, as well as $1.50 billion availability under our Revolving Credit Facility. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions, and other factors such as uncertainty in the global and regional economies and the semiconductor, semiconductor-related and electronic device industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances, marketable securities and our $1.50 billion Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.
Our credit ratings as of December 31, 2024 are summarized below:

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of December 31, 2024. Actual results may differ materially.
As of December 31, 2024, we had an investment portfolio of fixed income securities of $1.76 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of December 31, 2024, the fair value of the portfolio would have declined by $17.4 million.
The fair market value of our long-term fixed interest rate Senior Notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as market interest rates fall and decrease as market interest rates rise. As of December 31, 2024, our fixed rate Senior Notes had a fair value and book value of $5.46 billion and $5.88 billion, respectively, due in various fiscal years ranging from 2029 to 2063.
As of December 31, 2024, we had no outstanding borrowings under our $1.50 billion Revolving Credit Facility. Each Term Secured Overnight Financing Rate (“SOFR”) Loan will bear interest at a rate per annum equal to the applicable Adjusted Term SOFR, which is equal to the applicable Term SOFR plus 10 bps that shall not be less than zero, plus a spread ranging from 75 bps to 125 bps, as determined by the Company’s credit ratings at the time. The fair value of the borrowings under the Revolving Credit Facility is subject to interest rate and credit risk due to the timing of the rate resets and changes in the market’s assessment of risk of default, respectively. Pursuant to the terms of the Credit Agreement, we are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility at a rate that ranges from 4.5 bps to 12.5 bps, depending upon our then-prevailing credit rating. As of December 31, 2024, the annual commitment fee was 5.5 bps Additionally, as of December 31, 2024, if our credit ratings were downgraded to be below investment grade, the maximum potential increase to our annual commitment fee for the Revolving Credit Facility, using the highest point of the ranges discussed above, is estimated to be approximately $1 million.
Our equity investment in a publicly traded company is subject to market price risk, which we typically do not attempt to reduce or eliminate through hedging activities. As of December 31, 2024, the fair value of our investment in the marketable equity security, which began publicly trading on the Tokyo Stock Exchange on April 5, 2021, was $15.9 million. Assuming a decline of 50% in market prices, the aggregate value of our investment in the marketable equity security could decrease by approximately $8 million, based on the value as of December 31, 2024.
See Note 5 “Marketable Securities” to our Condensed Consolidated Financial Statements in Part I, Item 1 and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional details and risks that may affect the value of the investments in our portfolio as of December 31, 2024.
As of December 31, 2024, we had net forward and option contracts to purchase $250.1 million in foreign currency in order to hedge certain currency exposures (see Note 15 “Derivative Instruments and Hedging Activities” to our Condensed Consolidated Financial Statements for additional details). If we had entered into these contracts on December 31, 2024, the U.S. dollar equivalent would have been $270.3 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $133.7 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our results of operations or cash flows.

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
•We may fail to comply with the covenants in our Revolving Credit Facility and Senior Notes (defined below), which could impair our ability to borrow needed funds, or require us to repay debt sooner than we planned;
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
We maintain significant operations outside the United States, and existing and evolving trade restrictions imposed by the U.S. and other governments could significantly disrupt our global operations. The U.S. government has tightened export controls for commodities, software, and technology (collectively, “items”) destined to China over the past several years. These controls have included, for example, restrictions on exporting certain items to military end users and for military end uses, the addition of numerous entities to the U.S. Entity List (a list of parties that are generally ineligible to receive U.S.-regulated items without prior licensing from BIS), and the creation of new licensing requirements that apply to the export, re-export, and transfer of certain foreign-made items that are the direct product of U.S. origin technology or produced by a plant or major component of a plant that itself is the direct product of U.S. origin technology and which are destined to Huawei or its affiliates and other specified companies on the U.S. Entity List, and other facilities in China where the production of advanced node IC occurs.
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
In December 2024 and January 2025, the BIS again issued incremental 2024 BIS Rules and 2025 BIS Rules, adding even more companies to the U.S. Entity List and revising the definition of advanced DRAM, further restricting our ability to provide certain items and services to facilities in China producing advanced DRAM ICs. BIS may continue to add China-based entities to the U.S. Entity List and impose other end use or end user export restrictions, which could disrupt or prevent our product shipment, and further disrupt our revenue recognition, business operations and our ability to support our customers in China.
These rules and regulations may significantly harm our business unless we are able to obtain required licenses. We will continue to apply for export licenses, when required, in an effort to avoid disruption to our and our customers’ operations, but there can be no assurance that export licenses applied for by either us or our customers, now or in the future, will be granted. To the extent BIS does issue licenses to us or to our customers, such licenses may have a short duration or require us to satisfy various conditions. If pending and future export license applications are not granted, or additional restrictions are imposed, or if regulators adopt new interpretations of existing regulations, the potential impact on us could be material by disrupting our supply chain and product shipment, impairing our ability to complete product development in a timely manner, or our ability to support existing customers of covered products or supply customers of covered products outside the impacted regions, and requiring us to transition certain operations out of one or more of the identified countries. Failure to obtain export licenses have harmed and could continue to harm our RPO, requiring us to return substantial deposits received from customers in China for purchase orders, and/or further limiting our ability to meet our contractual obligations and sell our products or provide services to our customers in China. For example, after the 2024 BIS Rules and 2025 BIS Rules were promulgated, we reduced our RPO by an aggregate of approximately $430 million because we are currently unable to ship the products ordered by affected customers without an export license, of which approximately 50% was included in the RPO expected to be recognized as revenue in the following 12 months, as disclosed in our quarterly report on Form 10-Q for the quarter ended September 30, 2024.
We may lose revenue in future periods related to anticipated sales to customers in China unless we are able to replace their orders with other customer orders for which either a license has been obtained or is not required. Our revenue from sales of products and provision of services to customers in China was 43%, 27% and 29% for fiscal years 2024, 2023 and 2022, respectively, and future revenue from China as a percentage of our overall revenue may decline as a result of the current and future BIS rules and regulations.
Additionally, the Chinese government has adopted, and may further adopt, new regulations, in response to U.S. government actions, which could adversely affect our ability to do business in China. We have controls and procedures designed to maintain compliance with U.S. and other applicable export control laws and regulations; however, we cannot guarantee that such controls and procedures will be successful in preventing violations or allegations of violations, of increasingly complex and often conflicting regulations worldwide. The complexity and evolving nature of the rules and regulations, and the fact that BIS or other relevant regulators might adopt interpretations of regulations that differ from those of the Company, increase our risk of non-compliance.
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
In addition, recent changes to U.S. tax laws will significantly impact how U.S. multinational corporations are taxed on foreign earnings. We have completed our accounting for the tax effects of the Tax Cuts and Jobs Act (the “Tax Act”), which was enacted into law on December 22, 2017. The recent U.S. tax law changes are subject to future guidance from U.S. federal and state governments, such as the Treasury Department and/or the Internal Revenue Service. Any future guidance can change our tax liability. A significant portion of the income taxes due to the enactment of the Tax Act is payable by us over a period of eight years from 2017. As a result, our cash flows from operating activities will be adversely impacted until the tax liability is paid in full.
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
Numerous countries are evaluating their existing tax laws due in part, to recommendations made by the Organization for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting (“BEPS”) project. The OECD continues to advance its work under the BEPS 2.0 initiative to develop the framework for Pillar Two - which aims to implement a global minimum tax of 15%. Many countries have enacted or drafted legislation using the Pillar Two framework to propose domestic tax laws requiring a minimum tax rate of 15% (“top-up tax”) on income earned in the respective countries. New legislation and additional guidance to be issued by the OECD and the various jurisdictions around the world can have a material and adverse impact to our future effective tax rates.
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
We have a leveraged capital structure.
As of December 31, 2024, we had $5.95 billion aggregate principal amount of outstanding indebtedness, consisting of $5.95 billion aggregate principal amount of senior, unsecured long-term notes (the “Senior Notes”). The $5.95 billion aggregate principal amount of senior, unsecured notes includes an issuance in February 2024 of $750.0 million aggregate principal amount of senior, unsecured notes, consisting of $500.0 million of 4.700% senior, unsecured notes due February 1, 2034 and an additional $250.0 million of 4.950% senior, unsecured notes due July 15, 2052 which was originally issued in June 2022. We have a Credit Agreement and a Revolving Credit Facility with a maturity date of June 8, 2027 with two one-year extension options that allow us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. As of December 31, 2024, we had no outstanding borrowings under our Revolving Credit Facility. We may incur additional indebtedness in the future by accessing the unfunded portion of our Revolving Credit Facility and/or entering into new financing arrangements. We also announced a stock repurchase program, under which the remaining available for repurchases was $963.2 million as of December 31, 2024. A portion of the remaining repurchases may be financed with new indebtedness. Our ability to pay interest and repay the principal amount of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this Item 1A. There can be no assurance that we will be able to manage any of these risks successfully.
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
Historically, we have recorded restructuring charges related to our prior global workforce reductions, large excess inventory write-offs, and material impairment charges related to our goodwill and purchased intangible assets, such as the goodwill and purchased intangible asset impairment charges recorded in the second quarter of fiscal 2025. Workforce changes can also temporarily reduce workforce productivity, which could be disruptive to our business and adversely affect our results of operations. In addition, we may not achieve or sustain the expected cost savings or other benefits of our restructuring plans, or do so within the expected time frame. If we again restructure our organization and business processes, implement additional cost-reduction actions or discontinue certain business operations, we may take additional, potentially material, restructuring charges related to, among other things, employee terminations or exit costs. We may also be required to write off additional inventory if our product build plans or demand for service inventory decline. Also, in the event that our lead times from suppliers increase (possibly due to the increasing complexity of the parts and components they provide) and the lead times demanded by our customers decrease (which may be due to many factors, including the time pressures they face when introducing new products or technology or bringing new facilities into production), we may be compelled to increase our commitments, and, therefore, our risk exposure, to inventory purchases to meet our customers’ demands in a timely manner, and that inventory may need to be written off if demand for the underlying product declines for any reason. Such additional write-offs could result in material charges.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share(3)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)(3)
October 1, 2024 to October 31, 2024	262,819	$713.70	262,819	$1,425,512,763
November 1, 2024 to November 30, 2024	433,571	$644.35	433,571	$1,146,142,364
December 1, 2024 to December 31, 2024	282,198	$648.31	282,198	$963,190,992
Total	978,588		978,588
__________________
(1)Our Board of Directors has authorized a program that permits us to repurchase our common stock, including a $2.00 billion increase approved by the Board in the first quarter of fiscal 2024. As of December 31, 2024, approximately $963.2 million remained available for repurchases under our repurchase program. All shares in the table were purchased pursuant to our publicly announced repurchase program.
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans Adopted by Officers and Directors During the Second Quarter
During the three months ended December 31, 2024, the following officer of the Company adopted a trading plan to sell and/or gift shares of our common stock that have been or will be issued upon the vesting of RSUs, or purchased in our Employee Stock Purchase Plan, that are intended to satisfy the affirmative defense conditions set forth in Rule 10b5-1(c) under the Securities Exchange Act. The material terms of the trading plan other than pricing conditions are set forth in the table below:

Name of Officer	Title of Officer	Date of Adoption	Duration	Maximum Number of Shares to be Sold* ^
Richard Wallace	President and Chief Executive Officer	November 4, 2024	376 days **	24,822
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

** Mr. Wallace's trading plan terminates when the last trade is placed under the plan. The last scheduled trade is on November 11, 2025; provided that if any scheduled trades are not placed because of trading conditions set forth in the plan, the trading plan will terminate on November 14, 2025.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1	Restated Certificate of Incorporation	10-K	No. 000-09992	3.1	August 16, 2019

3.2	Amended and Restated By-Laws	8-K	No. 000-09992	3.1	November 4, 2022

10.1	Senior Advisor Agreement, dated November 15, 2024, by and between KLA Corporation and Oreste Donzella

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350^

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
^ Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA CORPORATION
(Registrant)

January 31, 2025	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

January 31, 2025	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

January 31, 2025	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)