Form 10-Q
period 2025-03-31
KLA CORP
filed 2025-05-01
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of April 21, 2025, there were 132,241,430 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
KLA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	March 31, 2025	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,858,022	$1,977,129
Marketable securities	2,170,600	2,526,866
Accounts receivable, net	2,159,897	1,833,041
Inventories	3,155,777	3,034,781
Other current assets	600,723	659,327
Total current assets	9,945,019	10,031,144
Land, property and equipment, net	1,198,302	1,109,968
Goodwill, net	1,787,532	2,015,726
Deferred income taxes	1,023,292	915,241
Purchased intangible assets, net	495,572	668,764
Other non-current assets	738,590	692,723
Total assets	$15,188,307	$15,433,566
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$429,318	$359,487
Deferred system revenue	868,345	985,856
Deferred service revenue	509,075	501,926
Current portion of long-term debt	—	749,936
Other current liabilities	2,103,191	2,063,569
Total current liabilities	3,909,929	4,660,774
Long-term debt	5,883,322	5,880,199
Deferred tax liabilities	405,912	486,690
Deferred service revenue	351,931	294,460
Other non-current liabilities	632,474	743,115
Total liabilities	11,183,568	12,065,238
Commitments and contingencies (Notes 8, 13 and 14)
Stockholders’ equity:
Common stock and capital in excess of par value	2,401,317	2,280,133
Retained earnings	1,646,055	1,137,270
Accumulated other comprehensive loss	(42,633)	(49,075)
Total stockholders’ equity	4,004,739	3,368,328
Total liabilities and stockholders’ equity	$15,188,307	$15,433,566
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except per share amounts)	2025	2024	2025	2024
Revenues:
Product	$2,393,821	$1,769,369	$7,000,672	$5,527,842
Service	669,208	590,461	1,980,749	1,715,670
Total revenues	3,063,029	2,359,830	8,981,421	7,243,512
Costs and expenses:
Costs of revenues	1,175,689	993,885	3,544,581	2,917,522
Research and development	338,043	321,590	1,007,345	953,222
Selling, general and administrative	248,905	237,514	767,028	714,403
Impairment of goodwill and purchased intangible assets	—	70,474	239,100	289,474
Interest expense	71,889	79,981	229,041	228,417
Other expense (income), net	(35,930)	(45,622)	(121,323)	(104,515)
Income before income taxes	1,264,433	702,008	3,315,649	2,244,989
Provision for income taxes	176,017	100,467	456,855	319,539
Net income	$1,088,416	$601,541	$2,858,794	$1,925,450
Net income per share
Basic	$8.21	$4.46	$21.44	$14.20
Diluted	$8.16	$4.43	$21.32	$14.11
Weighted-average number of shares:
Basic	132,607	134,954	133,361	135,638
Diluted	133,303	135,856	134,066	136,428
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2025	2024	2025	2024
Net income	$1,088,416	$601,541	$2,858,794	$1,925,450
Other comprehensive income (loss):
Currency translation adjustments:
Cumulative currency translation adjustments	4,259	(2,255)	(765)	(5,836)
Income tax (provision) benefit	(104)	660	750	42
Net change related to currency translation adjustments	4,155	(1,595)	(15)	(5,794)
Cash flow hedges:
Net unrealized gains (losses) arising during the period	(1,851)	3,003	3,136	11,328
Reclassification adjustments for net gains included in net income	(1,292)	(7,604)	(7,060)	(23,665)
Income tax (provision) benefit	628	(782)	1,723	2,749
Net change related to cash flow hedges	(2,515)	(5,383)	(2,201)	(9,588)
Net change related to unrecognized gains (losses) and transition obligations in connection with defined benefit plans	(209)	814	366	661
Available-for-sale securities:
Net unrealized gains (losses) arising during the period	2,967	(3,881)	10,573	12,123
Reclassification adjustments for net (gains) losses included in net income	(9)	(54)	(9)	19
Income tax (provision) benefit	(636)	843	(2,272)	(2,600)
Net change related to available-for-sale securities	2,322	(3,092)	8,292	9,542
Other comprehensive income (loss)	3,753	(9,256)	6,442	(5,179)
Total comprehensive income	$1,092,169	$592,285	$2,865,236	$1,920,271
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2024	134,425	$2,280,133	$1,137,270	$(49,075)	$3,368,328
Net income	—	—	945,851	—	945,851
Other comprehensive income	—	—	—	23,571	23,571
Net issuance under employee stock plans	134	(72,245)	—	—	(72,245)
Repurchase of common stock	(740)	(12,536)	(558,400)	—	(570,936)
Cash dividends ($1.45 per share) and dividend equivalents declared	—	—	(196,555)	—	(196,555)
Stock-based compensation expense	—	61,700	—	—	61,700
Balances as of September 30, 2024	133,819	2,257,052	1,328,166	(25,504)	3,559,714
Net income	—	—	824,527	—	824,527
Other comprehensive loss	—	—	—	(20,882)	(20,882)
Net issuance under employee stock plans	104	43,931	—	—	43,931
Repurchase of common stock	(979)	(16,478)	(639,495)	—	(655,973)
Cash dividends ($1.70 per share) and dividend equivalents declared	—	—	(228,609)	—	(228,609)
Stock-based compensation expense	—	61,841	—	—	61,841
Balances as of December 31, 2024	132,944	2,346,346	1,284,589	(46,386)	3,584,549
Net income	—	—	1,088,416	—	1,088,416
Other comprehensive income	—	—	—	3,753	3,753
Net issuance under employee stock plans	8	(2,680)	—	—	(2,680)
Repurchase of common stock	(711)	(12,550)	(499,153)	—	(511,703)
Cash dividends ($1.70 per share) and dividend equivalents declared	—	—	(227,797)	—	(227,797)
Stock-based compensation expense	—	70,201	—	—	70,201
Balances as of March 31, 2025	132,241	$2,401,317	$1,646,055	$(42,633)	$4,004,739

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2023	136,750	$2,107,663	$848,431	$(36,341)	$2,919,753
Net income	—	—	741,375	—	741,375
Other comprehensive loss	—	—	—	(13,097)	(13,097)
Net issuance under employee stock plans	173	(68,237)	—	—	(68,237)
Repurchase of common stock	(956)	(14,722)	(444,371)	—	(459,093)
Cash dividends ($1.30 per share) and dividend equivalents declared	—	—	(179,256)	—	(179,256)
Stock-based compensation expense	—	48,772	—	—	48,772
Balances as of September 30, 2023	135,967	2,073,476	966,179	(49,438)	2,990,217
Net income	—	—	582,534	—	582,534
Other comprehensive income	—	—	—	17,174	17,174
Net issuance under employee stock plans	141	45,427	—	—	45,427
Repurchase of common stock	(848)	(13,014)	(428,549)	—	(441,563)
Cash dividends ($1.45 per share) and dividend equivalents declared	—	—	(198,698)	—	(198,698)
Stock-based compensation expense	—	48,620	—	—	48,620
Balances as of December 31, 2023	135,260	2,154,509	921,466	(32,264)	3,043,711
Net income	—	—	601,541	—	601,541
Other comprehensive loss	—	—	—	(9,256)	(9,256)
Net issuance under employee stock plans	41	(24,275)	—	—	(24,275)
Repurchase of common stock	(588)	(9,415)	(366,281)	—	(375,696)
Cash dividends ($1.45 per share) and dividend equivalents declared	—	—	(197,822)	—	(197,822)
Stock-based compensation expense	—	56,682	—	—	56,682
Balances as of March 31, 2024	134,713	$2,177,501	$958,904	$(41,520)	$3,094,885
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$2,858,794	$1,925,450
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill and purchased intangible assets	239,100	289,474
Depreciation and amortization	297,836	300,729
Unrealized foreign exchange (gain) loss and other	23,622	(16,747)
Stock-based compensation expense	193,742	154,074
Net gain on sale of assets	(161)	—
Deferred income taxes	(186,095)	(124,594)
Settlement of treasury lock agreement	—	415
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	(300,289)	141,064
Inventories	(106,651)	(131,249)
Other assets	76,105	(223,625)
Accounts payable	42,390	799
Deferred system revenue	(117,512)	342,749
Deferred service revenue	64,610	129,010
Other liabilities	(168,579)	(371,589)
Net cash provided by operating activities	2,916,912	2,415,960
Cash flows from investing activities:
Proceeds from sale of assets	161	5,079
Business acquisitions, net of cash acquired	—	(3,682)
Acquisition of intellectual property	(2,850)	—
Capital expenditures	(234,851)	(216,639)
Proceeds from capital-related government assistance	315	—
Purchases of available-for-sale and equity securities	(2,024,564)	(2,154,906)
Proceeds from sale of available-for-sale securities	331,504	70,957
Proceeds from maturity of available-for-sale securities	2,061,056	971,085
Purchases of trading securities	(88,275)	(112,463)
Proceeds from sale of trading securities	79,384	102,376
Proceeds from other investments	984	—
Net cash provided by (used in) investing activities	122,864	(1,338,193)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	—	735,043
Repayment of debt	(750,000)	—
Common stock repurchases	(1,724,249)	(1,265,480)
Payment of dividends to stockholders	(650,629)	(575,520)
Issuance of common stock	47,538	48,433
Tax withholding payments related to vested and released restricted stock units	(78,534)	(95,516)
Contingent consideration payable and other, net	—	(4,116)
Net cash used in financing activities	(3,155,874)	(1,157,156)
Effect of exchange rate changes on cash and cash equivalents	(3,009)	(309)
Net decrease in cash and cash equivalents	(119,107)	(79,698)
Cash and cash equivalents at beginning of period	1,977,129	1,927,865
Cash and cash equivalents at end of period	$1,858,022	$1,848,167
Supplemental cash flow disclosures:
Income taxes paid, net	$655,822	$765,282
Interest paid, net of capitalized interest	$284,999	$251,426
Non-cash activities:
Contingent consideration payable - financing activities	$—	$(765)
Dividends payable - financing activities	$6,360	$6,090
Unsettled common stock repurchase - financing activities	$5,499	$10,999
Accrued purchases of land, property and equipment - investing activities	$24,322	$15,378
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
The results of operations for the three and nine months ended March 31, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2025.
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

	As of	As of
(Dollar amounts in thousands)	March 31, 2025	June 30, 2024	$ Change	% Change
Accounts receivable, net	$2,159,897	$1,833,041	$326,856	18%
Contract assets	$98,987	$69,259	$29,728	43%
Contract liabilities	$1,729,351	$1,782,242	$(52,891)	(3)%
Our payment terms and conditions vary by contract type, although terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of shipment, with the remainder payable within 30 days of acceptance.
The change in contract assets during the nine months ended March 31, 2025 was mainly due to $85.1 million of revenue recognized for which the payment is subject to conditions other than passage of time, partially offset by $55.6 million of contract assets reclassified to accounts receivable, net, as our right to consideration for these contract assets became unconditional. Contract assets are included in other current assets on our Condensed Consolidated Balance Sheets.
The change in contract liabilities during the nine months ended March 31, 2025 was mainly due to the recognition of revenue of $1.30 billion that was included in contract liabilities as of June 30, 2024, largely offset by an increase in the value of products and services billed to customers for which control of the products and services has not transferred to the customers. Contract liabilities are included in other current liabilities and other non-current liabilities on our Condensed Consolidated Balance Sheets.

Remaining Performance Obligations
As of March 31, 2025, we had $8.91 billion of remaining performance obligations (“RPO”), which represents our obligation to deliver products and services, and primarily consists of sales orders where written customer requests have been received. This amount includes customer deposits of $557.0 million as disclosed in Note 4 “Financial Statement Components” and excludes contract liabilities of $1.73 billion as disclosed above. We expect to recognize approximately 70% to 75% of these performance obligations as revenue in the next 12 months, 20% to 25% in the subsequent 12 months and the remainder thereafter, but this estimate is subject to constant change.
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

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the dates indicated below, were presented on our Condensed Consolidated Balance Sheets as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of March 31, 2025 (In thousands)	Total	(Level 1)	(Level 2)
Assets
Cash equivalents:
Corporate debt securities	$13,176	$—	$13,176
Money market funds and other	1,275,947	1,275,947	—
U.S. Treasury securities	25,874	—	25,874
Marketable securities:
Corporate debt securities	959,272	—	959,272
Municipal securities	55,540	—	55,540
U.S. Government agency securities	96,051	96,051	—
U.S. Treasury securities	776,974	693,266	83,708
Equity securities	12,255	12,255	—
Total cash equivalents and marketable securities(1)	3,215,089	2,077,519	1,137,570
Other current assets:
Derivative assets	19,466	—	19,466
Other non-current assets:
Executive Deferred Savings Plan	320,206	285,578	34,628
Total financial assets(1)	$3,554,761	$2,363,097	$1,191,664
Liabilities
Derivative liabilities	$(22,624)	$—	$(22,624)
Total financial liabilities	$(22,624)	$—	$(22,624)
________________
(1) Excludes cash of $473.1 million held in operating accounts and time deposits of $340.5 million (of which $70.0 million were cash equivalents) as of March 31, 2025.

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
We did not have any financial assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of March 31, 2025 or June 30, 2024.

NOTE 4 – FINANCIAL STATEMENT COMPONENTS
Condensed Consolidated Balance Sheets

	As of	As of
(In thousands)	March 31, 2025	June 30, 2024
Accounts receivable, net:
Accounts receivable, gross	$2,191,412	$1,865,823
Allowance for credit losses	(31,515)	(32,782)
	$2,159,897	$1,833,041
Inventories:
Customer service parts	$585,938	$589,751
Raw materials	1,461,138	1,485,400
Work-in-process	808,562	700,895
Finished goods	300,139	258,735
	$3,155,777	$3,034,781
Other current assets:
Deferred costs of revenues	$206,708	$279,879
Prepaid expenses	179,226	124,969
Contract assets	98,987	69,259
Prepaid income and other taxes	52,854	102,398
Other current assets	62,948	82,822
	$600,723	$659,327
Land, property and equipment, net:
Land	$86,677	$78,260
Buildings and leasehold improvements	999,652	919,919
Machinery and equipment	1,191,997	1,116,793
Office furniture and fixtures	68,684	64,480
Construction-in-process	287,290	215,006
	2,634,300	2,394,458
Less: accumulated depreciation	(1,435,998)	(1,284,490)
	$1,198,302	$1,109,968
Other non-current assets:
Executive Deferred Savings Plan(1)	$320,206	$303,365
Operating lease right of use assets	268,405	231,812
Other non-current assets	149,979	157,546
	$738,590	$692,723
Other current liabilities:
Customer deposits	$529,124	$645,893
Compensation and benefits	456,482	371,713
Executive Deferred Savings Plan(1)	322,697	303,088
Income taxes payable	200,869	146,740
Interest payable	61,172	128,727
Operating lease liabilities	43,468	36,391
Other liabilities and accrued expenses	489,379	431,017
	$2,103,191	$2,063,569
Other non-current liabilities:
Income taxes payable	$226,545	$291,106
Operating lease liabilities	162,383	153,117
Pension liabilities	54,284	51,778
Customer deposits	27,851	99,794
Other non-current liabilities	161,411	147,320
	$632,474	$743,115

________________
(1)We have a non-qualified deferred compensation plan (known as the “Executive Deferred Savings Plan” or “EDSP”) under which certain employees and non-employee directors may defer a portion of their compensation. The expense (benefit) associated with changes in the EDSP liability included in selling, general and administrative (“SG&A”) was $(7.9) million and $17.4 million in the three months ended March 31, 2025 and 2024, respectively, and was $13.4 million and $33.9 million during the nine months ended March 31, 2025 and 2024, respectively. The amount of net gains (losses) associated with changes in the EDSP assets included in SG&A expense was $(9.1) million and $17.1 million in the three months ended March 31, 2025 and 2024, respectively, and was $12.3 million and $33.3 million during the nine months ended March 31, 2025 and 2024, respectively. For additional details, refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) (“AOCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of March 31, 2025	$(75,861)	$4,638	$44,042	$(15,452)	$(42,633)

Balance as of June 30, 2024	$(75,846)	$(3,654)	$46,243	$(15,818)	$(49,075)
The effects on net income of amounts reclassified from AOCI to the Condensed Consolidated Statements of Operations for the indicated periods were as follows (in thousands; amounts in parentheses indicate debits or reductions to earnings):

AOCI Components		Three Months Ended		Nine Months Ended
	Location in the Condensed Consolidated Statement of Operations	March 31,		March 31,
		2025	2024	2025	2024
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$2,680	$4,439	$6,226	$15,871
	Costs of revenues and operating expenses	(2,146)	2,221	(1,692)	4,976
	Interest expense	758	944	2,526	2,818
	Net gains reclassified from AOCI	$1,292	$7,604	$7,060	$23,665
Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$9	$54	$9	$(19)

NOTE 5 – MARKETABLE SECURITIES
The amortized cost and fair value of our fixed income marketable securities as of the dates indicated below were as follows:

As of March 31, 2025 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$968,847	$3,699	$(98)	$972,448
Money market funds and other	1,275,947	—	—	1,275,947
Municipal securities	55,416	137	(13)	55,540
U.S. Government agency securities	95,736	369	(54)	96,051
U.S. Treasury securities	800,978	2,301	(431)	802,848
Subtotal	3,196,924	6,506	(596)	3,202,834
Add: Time deposits(1)	340,461	—	—	340,461
Less: Cash equivalents	1,384,950	—	—	1,384,950
Marketable securities(2)	$2,152,435	$6,506	$(596)	$2,158,345

As of June 30, 2024 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$775,277	$973	$(2,018)	$774,232
Money market funds and other	1,585,832	—	—	1,585,832
Municipal securities	41,343	13	(197)	41,159
U.S. Government agency securities	106,101	26	(253)	105,874
U.S. Treasury securities	754,505	209	(3,408)	751,306
Subtotal	3,263,058	1,221	(5,876)	3,258,403
Add: Time deposits(1)	932,436	—	—	932,436
Less: Cash equivalents	1,689,540	—	(1)	1,689,539
Marketable securities(2)	$2,505,954	$1,221	$(5,875)	$2,501,300
________________
(1) Time deposits excluded from fair value measurements.
(2) Excludes equity marketable securities.
Our investment portfolio includes both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of our unrealized losses are due to changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all these investments upon maturity. As of March 31, 2025, we had 116 investments in a gross unrealized loss position. The following table summarizes the fair value and gross unrealized losses of our investments that were in an unrealized loss position as of the dates indicated below.

As of March 31, 2025	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$116,450	$(83)	$13,499	$(15)	$129,949	$(98)
Municipal securities	7,937	(10)	2,012	(3)	9,949	(13)
U.S. Government agency securities	25,326	(54)	—	—	25,326	(54)
U.S. Treasury securities	175,173	(306)	38,443	(125)	213,616	(431)
Total	$324,886	$(453)	$53,954	$(143)	$378,840	$(596)

As of June 30, 2024	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$355,882	$(942)	$100,957	$(1,076)	$456,839	$(2,018)
Municipal securities	17,364	(81)	10,788	(116)	28,152	(197)
U.S. Government agency securities	58,598	(137)	17,197	(116)	75,795	(253)
U.S. Treasury securities	466,144	(1,040)	166,867	(2,368)	633,011	(3,408)
Total	$897,988	$(2,200)	$295,809	$(3,676)	$1,193,797	$(5,876)
The contractual maturities of securities classified as available-for-sale, regardless of their classification on our Condensed Consolidated Balance Sheets, as of the date indicated below were as follows:

As of March 31, 2025 (In thousands)	Amortized Cost	Fair Value
Due within one year	$1,126,524	$1,127,648
Due after one year through three years	1,025,911	1,030,697
Total	$2,152,435	$2,158,345
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities for the three and nine months ended March 31, 2025 and 2024 were immaterial.
The costs for our equity marketable securities were $22.9 million as of both March 31, 2025, and June 30, 2024. Unrealized losses for our equity marketable securities were $3.7 million and $5.4 million during the three months ended March 31, 2025 and 2024, respectively. Unrealized losses for our equity marketable securities were $13.3 million and $8.6 million during the nine months ended March 31, 2025 and 2024, respectively.
NOTE 6 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in business combinations. Goodwill is not subject to amortization but is tested for impairment annually during the third fiscal quarter, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In testing goodwill for impairment, we utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. When performing the qualitative assessment, we consider the following factors: changes in the Company's stock price or market capitalization, changes in the industry and competitive environment, budget-to-actual revenue and profitability performance from the prior year and projected revenue and profitability trends for future years at the reporting unit level. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a quantitative assessment by comparing the carrying value to the fair value of the reporting units. If the fair value is determined to be less than the carrying value, the amount of impairment is computed as the excess of the carrying value over the estimated fair value, not to exceed the carrying value of goodwill. Any impairment charges could have a material adverse effect on our operating results and net asset value in the quarter in which we recognize the impairment charge.
We performed the required annual goodwill impairment testing for all reporting units as of February 28, 2025, and concluded that goodwill was not impaired. As a result of our qualitative assessment, we determined that it was not necessary to perform the quantitative assessment. The next annual goodwill impairment assessment by reporting unit is scheduled to be performed in the third quarter of the fiscal year ending June 30, 2026.
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
The following table presents changes in goodwill carrying value by reportable segment during the nine months ended March 31, 2025:

(In thousands)	Semiconductor Process Control	Specialty Semiconductor Process	PCB and Component Inspection	Total
Balances as of June 30, 2024	$753,018	$681,858	$580,850	$2,015,726
Goodwill impairment	—	—	(230,400)	(230,400)
Foreign currency adjustments	2,206	—	—	2,206
Balances as of March 31, 2025	$755,224	$681,858	$350,450	$1,787,532
During the second quarter of fiscal 2024, we identified an impairment indicator within our PCB and Component Inspection reportable segment due to the deterioration in long-term forecast for the PCB and Display businesses. As a result of our quantitative assessment, we recorded a total goodwill impairment charge of $192.6 million in the three months ended December 31, 2023.
During the third quarter of fiscal 2024, we decided to exit the Display business by announcing the end of manufacturing of most Display products but continue to provide services to the installed base of Display products for existing customers. The exit of the business did not qualify as a discontinued operation under the relevant accounting guidance, but the decision triggered a quantitative impairment assessment for the Display reporting unit, which resulted in a total goodwill impairment charge of $70.5 million in the three months ended March 31, 2024.
As of June 30, 2024, goodwill is net of accumulated impairment losses of $277.6 million, $144.2 million and $70.5 million in the Semiconductor Process Control, Specialty Semiconductor Process and PCB and Component Inspection reportable segments, respectively. As of March 31, 2025, following the internal reorganization noted above, goodwill is net of accumulated impairment losses of $277.6 million and $70.5 million in the Semiconductor Process Control and PCB and Component Inspection reportable segments, respectively.
Purchased Intangible Assets
Changes in the gross carrying amount of intangible assets result from changes in foreign currency exchange rates and acquisitions. The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)	As of March 31, 2025			As of June 30, 2024
Category	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	$1,553,294	$1,181,174	$372,120	$1,552,074	$1,045,585	$506,489
Customer relationships	358,887	275,981	82,906	358,567	248,106	110,461
Trade name / Trademark	119,189	109,987	9,202	119,083	97,106	21,977
Order backlog and other	88,617	83,520	5,097	83,336	82,740	596
Intangible assets subject to amortization	2,119,987	1,650,662	469,325	2,113,060	1,473,537	639,523
In-process research and development	46,074	19,827	26,247	46,074	16,833	29,241
Total	$2,166,061	$1,670,489	$495,572	$2,159,134	$1,490,370	$668,764

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
As of March 31, 2025, there were no impairment indicators for purchased intangible assets.
In the second quarter of fiscal 2025, we identified an impairment indicator for the long-lived assets in our PCB and Component Inspection reportable segment due to the downward revision of financial outlook for the PCB business as noted above. The internal reorganization described above was also considered a trigger for impairment analysis of the long-lived assets of the Specialty Semiconductor Process and PCB and Component Inspection reportable segments.
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
In the third quarter of fiscal 2024, in connection with the Company's decision to exit the Display business, as described above, an immaterial amount of purchased intangible assets were abandoned.
Amortization expense for purchased intangible assets was $53.9 million and $169.5 million for the three and nine months ended March 31, 2025, respectively, and $57.8 million and $180.4 million for the three and nine months ended March 31, 2024, respectively.
Based on the purchased intangible assets gross carrying amount recorded as of March 31, 2025, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2025 (remaining three months)	$50,903
2026	195,869
2027	123,357
2028	48,123
2029	35,237
2030 and thereafter	15,836
Total	$469,325
The expected amortization expense is an estimate. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets and other events.

NOTE 7 – DEBT
The following table summarizes our debt as of March 31, 2025 and June 30, 2024:

	As of March 31, 2025		As of June 30, 2024
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 4.650% Senior Notes due on November 1, 2024	$—	—%	$750,000	4.682%
Fixed-rate 4.100% Senior Notes due on March 15, 2029	800,000	4.159%	800,000	4.159%
Fixed-rate 4.650% Senior Notes due on July 15, 2032	1,000,000	4.657%	1,000,000	4.657%
Fixed-rate 4.700% Senior Notes due on February 1, 2034	500,000	4.777%	500,000	4.777%
Fixed-rate 5.650% Senior Notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Fixed-rate 5.000% Senior Notes due on March 15, 2049	400,000	5.047%	400,000	5.047%
Fixed-rate 3.300% Senior Notes due on March 1, 2050	750,000	3.302%	750,000	3.302%
Fixed-rate 4.950% Senior Notes due on July 15, 2052	1,450,000	5.023%	1,450,000	5.023%
Fixed-rate 5.250% Senior Notes due on July 15, 2062	800,000	5.259%	800,000	5.259%

Total	5,950,000		6,700,000
Unamortized discount	(23,704)		(24,866)
Unamortized debt issuance costs	(42,974)		(44,999)
Total	$5,883,322		$6,630,135
Reported as:
Current portion of long-term debt	$—		$749,936
Long-term debt	5,883,322		5,880,199
Total	$5,883,322		$6,630,135
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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of March 31, 2025 and June 30, 2024 was $5.51 billion and $6.26 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of March 31, 2025, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility
We have in place a Credit Agreement dated June 8, 2022 (“Credit Agreement”) for an unsecured Revolving Credit Facility (“Revolving Credit Facility”) having a maturity date of June 8, 2027 that allows us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. As of March 31, 2025, we had no outstanding borrowings under the Revolving Credit Facility.
We may borrow, repay and reborrow funds under the Revolving Credit Facility until the maturity date, at which time we may exercise two one-year extension options with the consent of the lenders. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility can be made as Term Secured Overnight Financing Rate (“SOFR”) Loans or Alternate Base Rate (“ABR”) Loans, at the Company’s option. In the event that Term SOFR is unavailable, any Term SOFR elections will be converted to Daily Simple SOFR, if available. Each Term SOFR Loan will bear interest at a rate per annum equal to the applicable Adjusted Term SOFR rate, which is equal to the applicable Term SOFR rate plus 10 bps that shall not be less than zero, plus a spread ranging from 75 bps to 125 bps, as determined by the Company’s credit ratings at the time. Each ABR Loan will bear interest at a rate per annum equal to the ABR plus a spread ranging from 0 bps to 25 bps, as determined by the Company’s credit ratings at the time. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 4.5 bps to 12.5 bps, subject to an adjustment in conjunction with changes to our credit rating. The applicable interest rates and commitment fees are also subject to adjustment based on the Company’s performance against certain environmental sustainability key performance indicators (“KPI”) related to greenhouse gas emissions and renewable electricity usage. Our performance against these KPIs in calendar year 2023 resulted in reductions to the fees associated with our Revolving Credit Facility. As of March 31, 2025, we elected to pay interest on borrowings under the Revolving Credit Facility at the applicable Adjusted Term SOFR rate plus a spread of 82.5 bps and the applicable commitment fee on the daily undrawn balance of the Revolving Credit Facility was 5.5 bps.
Under the Credit Agreement, the maximum leverage ratio on a quarterly basis is 3.50 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which may be increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of March 31, 2025, our maximum allowed leverage ratio was 3.50 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of March 31, 2025.
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
Lease expense was $13.1 million and $38.0 million for the three and nine months ended March 31, 2025, respectively and $13.3 million and $38.5 million for the three and nine months ended March 31, 2024, respectively. Expenses related to short-term leases, which were not recorded on the Condensed Consolidated Balance Sheets, were not material for the three and nine months ended March 31, 2025 and 2024. As of March 31, 2025 and June 30, 2024, the weighted-average remaining lease term was 6.3 and 6.7 years, respectively, and the weighted-average discount rate for operating leases was 4.09% and 4.30% as of March 31, 2025 and June 30, 2024, respectively.
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended March 31,
In thousands	2025	2024
Operating cash outflows from operating leases	$33,759	$31,126
Right of use assets obtained in exchange for new operating lease liabilities	$43,369	$55,893
Maturities of lease liabilities as of March 31, 2025 were as follows:

Fiscal Year Ending June 30:	(In thousands)
2025 (remaining three months)	$12,822
2026	49,966
2027	44,190
2028	27,511
2029	23,350
2030 and thereafter	79,639
Total lease payments	237,478
Less imputed interest	(31,627)
Total	$205,851
As of March 31, 2025, we did not have material leases that had not yet commenced.
NOTE 9 – EQUITY AND LONG-TERM INCENTIVE COMPENSATION PLANS
On August 3, 2023, our Board of Directors adopted the KLA Corporation 2023 Incentive Award Plan (the “2023 Plan”), which replaced our 2004 Equity Incentive Plan for grants of equity awards occurring on or after November 1, 2023. The new plan was approved by our stockholders at the annual meeting of stockholders held on November 1, 2023. As of March 31, 2025, 10.0 million shares remained available for issuance under our 2023 Plan. In addition, we have an Employee Stock Purchase Plan (“ESPP”), which enables eligible employees to purchase our common stock. We also offer a cash-based long-term incentive program (“Cash LTI”) to eligible employees.
For details of the 2023 Plan, ESPP and Cash LTI plans, refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
Equity Incentive Plans - General Information
The following table summarizes the combined activity under our equity incentive plans:

(In thousands)	Available For Grant(1)
Balance as of June 30, 2024	10,240
Restricted stock units granted(2)	(337)
Restricted stock units granted adjustment(3)	62
Restricted stock units canceled	54
Balance as of March 31, 2025	10,019

__________________
(1)The number of restricted stock units (“RSU”) reflects the application of the award multiplier of 2.0x to calculate the impact of the award on the shares reserved under the 2023 Plan.
(2)Includes RSUs granted to senior management during the nine months ended March 31, 2025 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such RSUs that are deemed to have been earned) (“performance-based RSU”). This line item includes all such performance-based RSUs granted during the nine months ended March 31, 2025 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.2 million shares for the nine months ended March 31, 2025 reflect the application of the multiplier described above).
(3)Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the nine months ended March 31, 2025.
The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. The fair value for RSUs granted with “dividend equivalent” rights is determined using the closing price of our common stock on the grant date.
The following table shows stock-based compensation expense for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2025	2024	2025	2024
Stock-based compensation expense by:
Costs of revenues	$12,875	$9,803	$33,133	$25,554
R&D	20,726	16,430	55,151	42,211
SG&A	36,600	30,449	105,458	86,309
Total stock-based compensation expense	$70,201	$56,682	$193,742	$154,074
Stock-based compensation capitalized as inventory was $25.7 million and $21.5 million as of March 31, 2025 and June 30, 2024, respectively.
Restricted Stock Units
The following table shows the activity and weighted-average grant date fair values for RSUs during the nine months ended March 31, 2025:

	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding RSUs as of June 30, 2024(2)	1,467	$424.66
Granted(3)	168	$771.76
Granted adjustments(4)	(31)	$397.40
Vested and released	(267)	$326.60
Forfeited	(27)	$469.75
Outstanding RSUs as of March 31, 2025(2)	1,310	$489.08
__________________
(1)Share numbers reflect actual shares subject to awarded RSUs.
(2)Includes performance-based RSUs.
(3)This line item includes performance-based RSUs granted during the nine months ended March 31, 2025 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.1 million shares for the nine months ended March 31, 2025, reflect the application of the multiplier described above).
(4)Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the nine months ended March 31, 2025.
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
As of March 31, 2025, the unrecognized stock-based compensation expense balance related to RSUs was $386.2 million, excluding the impact of estimated forfeitures, and will be recognized over an estimated weighted-average amortization period of 1.1 years. The intrinsic value of outstanding RSUs as of March 31, 2025 was $890.2 million.
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
As of March 31, 2025, an aggregate of $456.7 million of authorization was available for repurchase under the stock repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2025	2024	2025	2024
Number of shares of common stock repurchased	711	588	2,430	2,392
Total cost of repurchases	$511,703	$375,696	$1,738,612	$1,276,352
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
The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share amounts)	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Numerator:
Net income	$1,088,416	$601,541	$2,858,794	$1,925,450
Denominator:
Weighted-average shares - basic, excluding unvested RSUs	132,607	134,954	133,361	135,638
Effect of dilutive RSUs and options	696	902	705	790
Weighted-average shares - diluted	133,303	135,856	134,066	136,428
Basic net income per share	$8.21	$4.46	$21.44	$14.20
Diluted net income per share	$8.16	$4.43	$21.32	$14.11
Anti-dilutive securities excluded from the computation of diluted net income per share	5	—	39	1

NOTE 12 – INCOME TAXES
The following table provides details of income taxes:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollar amounts in thousands)	2025	2024	2025	2024
Income before income taxes	$1,264,433	$702,008	$3,315,649	$2,244,989
Provision for income taxes	$176,017	$100,467	$456,855	$319,539
Effective tax rate	13.9%	14.3%	13.8%	14.2%
Our effective tax rate was lower than the U.S. federal statutory rate during the three and nine months ended March 31, 2025 primarily due to the proportion of earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate and the proportion of U.S. earnings eligible for the Foreign Derived Intangible Income deduction.
In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to U.S. federal income tax examinations for all years beginning from the fiscal year ended June 30, 2021 and are under U.S. federal income tax examination for the fiscal year ended June 30, 2018. We have completed the federal income tax examination for the fiscal years ended June 30, 2019 and June 30, 2020. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2020. We are also subject to examinations in other major foreign jurisdictions, including Singapore and Israel, for all years beginning from the calendar year ended December 31, 2019. After the income tax examination in Israel described in Note 14 “Income Taxes” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, we received a tax assessment for calendar year ended December 31, 2019 to fiscal year ended June 30, 2022. The assessment will be appealed. We believe our current unrecognized tax benefits are sufficient. It is possible that certain examinations may be concluded in the next 12 months. The timing and resolution of income tax examinations are uncertain. Given the uncertainty around the timing of the resolution of these ongoing examinations, we are unable to estimate the full range of possible adjustments to our unrecognized tax benefits within the next 12 months.
Legislative Developments
In December 2021, the Organization for Economic Co-operation and Development’s Inclusive Framework on Base Erosion and Profit Shifting released Global Anti-Base Erosion (“GloBE”) rules under Pillar Two. For the countries that have enacted legislation to adopt the Pillar Two GloBE rules, the provision requiring a 15% minimum effective tax rate on income earned in the respective countries is effective for us beginning in our current fiscal year. There was no material impact to our financial statements from this Pillar Two provision during the three and nine months ended March 31, 2025.
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LC for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2025	2024	2025	2024
Receivables sold under factoring agreements	$59,734	$85,541	$143,439	$180,220
Proceeds from sales of LC	$20,188	$8,342	$55,525	$22,242
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented. KLA may continue servicing the receivables that are sold.
Purchase Commitments. We maintain commitments to purchase inventory from our suppliers as well as goods, services and other assets in the ordinary course of business. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed between the parties. This forecasted time-horizon can vary among different suppliers. Our estimate of our significant purchase commitments primarily for material, services, supplies and asset purchases is approximately $2.38 billion as of March 31, 2025, a majority of which are due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash LTI Plan. As of March 31, 2025, we have committed $135.3 million for future payment obligations under our Cash LTI Plan. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three- or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date.
Guarantees, Contingencies and Other. We maintain guarantee arrangements available through various financial institutions for up to $107.6 million, of which $71.1 million had been issued as of March 31, 2025, primarily to fund guarantees to customs authorities for value-added tax and other operating requirements of our consolidated subsidiaries worldwide.
In January 2025, we entered into a long-term virtual power purchase agreement to purchase a portion of the output generated from a solar energy project for a fixed price. As part of this agreement, we will also receive renewable energy credits commensurate with the power we acquire. These credits can be applied against our greenhouse gas emissions, accelerating the progress towards our goals of 100% renewable electricity across our global operations by 2030, reduction of our Scope 1 and 2 emissions from our 2021 baseline by 50% by 2030 and achievement of net zero Scope 1 and Scope 2 emissions by 2050. This agreement had no material impact on our results of operations, financial condition or cash flows during the quarter ended March 31, 2025.
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
We are a party to a variety of agreements pursuant to which we may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which we customarily agree to hold the other party harmless against losses arising therefrom, or provide customers with other remedies to protect against bodily injury or damage to personal property caused by our products, non-

compliance with our product performance specifications, infringement by our products of third-party IP rights and a breach of warranties, representations and covenants related to matters such as title to assets sold, validity of certain IP rights, non-infringement of third-party rights, and certain income tax-related matters. In each of these circumstances, payment by us is typically subject to the other party making a claim to and cooperating with us pursuant to the procedures specified in the particular contract. This usually allows us to challenge the other party’s claims or, in case of breach of IP representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, our obligations under these agreements may be limited in terms of amounts, activity (typically at our option to replace or correct the products or terminate the agreement with a refund to the other party), and duration. In some instances, we may have recourse against third parties and/or insurance covering certain payments made by us.
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
Since fiscal 2015, we have entered into five sets of forward contracts, generally to hedge the benchmark interest rate on portions of our Senior Notes prior to issuance (“Rate Lock Agreements”). Upon issuance of the associated debt, the Rate Lock Agreements were settled and their fair values were recorded within AOCI. The resulting gains and losses from these transactions are amortized to interest expense over the lives of the associated debt. We recognized net gains of $0.8 million and $2.5 million in the three and nine months ended March 31, 2025, respectively, for the amortization of the net of the Rate Lock Agreements that had been recognized in AOCI, which decreased the interest expense on a net basis. We recognized net gains of $0.9 million and $2.8 million in the three and nine months ended March 31, 2024, respectively, for the amortization of the net of the Rate Lock Agreements that had been recognized in AOCI, which decreased the interest expense on a net basis. As of March 31, 2025, the aggregate unamortized portion of the fair value of the forward contracts for the Rate Lock Agreements was a $45.2 million net gain.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2025	2024	2025	2024
Derivatives Designated as Cash Flow Hedging Instruments:
Rate lock agreements:
Amounts included in the assessment of effectiveness	$—	$3,800	$—	$415
Foreign exchange contracts:
Amounts included in the assessment of effectiveness	$(1,893)	$(790)	$3,254	$10,861
Amounts excluded from the assessment of effectiveness	$42	$(7)	$(118)	$52
Derivatives Designated as Net Investment Hedging Instruments:
Foreign exchange contracts(1):	$1,730	$8,150	$3,443	$1,080
__________________
(1)No amounts were reclassified from AOCI into earnings related to the sale of a subsidiary, as there were no such sales during the periods presented.

The locations and amounts of designated and non-designated derivatives’ gains and losses reported in the Condensed Consolidated Statements of Operations for the indicated periods were as follows:

	Three Months Ended March 31,				Three Months Ended March 31,
	2025				2024
(In thousands)	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$3,063,029	$1,762,637	$71,889	$(35,930)	$2,359,830	$1,623,463	$79,981	$(45,622)
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains reclassified from AOCI to earnings	$—	$—	$758	$—	$—	$—	$944	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from AOCI to earnings	$3,006	$(2,146)	$—	$—	$4,688	$2,221	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(326)	$—	$—	$363	$(249)	$—	$—	$(7)
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$(7,790)	$—	$—	$—	$5,762

	Nine Months Ended March 31,				Nine Months Ended March 31,
	2025				2024
(In thousands)	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$8,981,421	$5,558,054	$229,041	$(121,323)	$7,243,512	$4,874,621	$228,417	$(104,515)
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains reclassified from AOCI to earnings	$—	$—	$2,526	$—	$—	$—	$2,818	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from AOCI to earnings	$7,435	$(1,692)	$—	$—	$16,633	$4,976	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(1,209)	$—	$—	$6,336	$(762)	$—	$—	$52
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$(4,390)	$—	$—	$—	$7,427

The U.S. dollar equivalent of all outstanding notional amounts of foreign currency hedge contracts and rate lock agreements, with maximum remaining maturities of approximately 12 months as of the dates indicated below, were as follows:

	As of	As of
(In thousands)	March 31, 2025	June 30, 2024
Cash flow hedge contracts - foreign currency
Purchase	$431,530	$426,839
Sell	$108,260	$76,342
Net investment hedge contracts - foreign currency
Sell	$325,669	$273,952
Other foreign currency hedge contracts
Purchase	$655,745	$589,171
Sell	$423,729	$411,635
The locations and fair value of our derivatives reported in our Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	As of	As of	Balance Sheet	As of	As of
	Location	March 31, 2025	June 30, 2024	Location	March 31, 2025	June 30, 2024
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$13,304	$13,783	Other current liabilities	$(7,595)	$(8,066)
Total derivatives designated as hedging instruments		13,304	13,783		(7,595)	(8,066)
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	6,162	22,720	Other current liabilities	(15,029)	(7,617)
Total derivatives not designated as hedging instruments		6,162	22,720		(15,029)	(7,617)
Total derivatives		$19,466	$36,503		$(22,624)	$(15,683)
The changes in AOCI, before taxes, related to derivatives for the indicated periods were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2025	2024	2025	2024
Beginning AOCI	$69,835	$66,805	$68,903	$81,611
Amount reclassified to earnings as net gains	(1,292)	(7,604)	(7,060)	(23,665)
Net change in unrealized gains (losses)	(121)	11,153	6,579	12,408
Ending AOCI	$68,422	$70,354	$68,422	$70,354
As of March 31, 2025, the net gain reported in AOCI that is expected to be reclassified into earnings within the next 12 months is $4.1 million.

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

As of March 31, 2025				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$19,466	$—	$19,466	$(12,684)	$—	$6,782
Derivatives - liabilities	$(22,624)	$—	$(22,624)	$12,684	$—	$(9,940)

As of June 30, 2024				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$36,503	$—	$36,503	$(15,173)	$—	$21,330
Derivatives - liabilities	$(15,683)	$—	$(15,683)	$15,173	$—	$(510)
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
The following is a summary of results for each of our three reportable segments for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2025	2024	2025	2024
Semiconductor Process Control:
Revenues	$2,738,817	$2,096,005	$8,069,711	$6,425,562
Segment gross profit	1,765,194	1,343,467	5,145,053	4,148,335
Specialty Semiconductor Process:
Revenues	156,500	130,649	445,241	407,433
Segment gross profit	83,827	69,280	229,443	219,859
PCB and Component Inspection:
Revenues	168,552	133,399	467,615	412,474
Segment gross profit	81,099	(949)	194,162	96,036
Totals:
Revenues for reportable segments	$3,063,869	$2,360,053	$8,982,567	$7,245,469
Segment gross profit	$1,930,120	$1,411,798	$5,568,658	$4,464,230
The following table reconciles total reportable segment revenues to total revenues for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2025	2024	2025	2024
Total revenues for reportable segments	$3,063,869	$2,360,053	$8,982,567	$7,245,469
Corporate allocations and effects of changes in foreign currency exchange rates	(840)	(223)	(1,146)	(1,957)
Total revenues	$3,063,029	$2,359,830	$8,981,421	$7,243,512
The following table reconciles total segment gross profit to income before income taxes for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2025	2024	2025	2024
Total segment gross profit	$1,930,120	$1,411,798	$5,568,658	$4,464,230
Acquisition-related charges, corporate allocations and effects of changes in foreign currency exchange rates(1)	42,780	45,853	131,818	138,240
R&D	338,043	321,590	1,007,345	953,222
SG&A	248,905	237,514	767,028	714,403
Impairment of goodwill and purchased intangible assets	—	70,474	239,100	289,474
Interest expense	71,889	79,981	229,041	228,417
Other expense (income), net	(35,930)	(45,622)	(121,323)	(104,515)
Income before income taxes	$1,264,433	$702,008	$3,315,649	$2,244,989
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

The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2025		2024		2025		2024
Revenues:
Taiwan	$988,470	32%	$433,916	18%	$2,331,672	26%	$1,214,518	17%
China	792,884	26%	996,885	42%	3,083,713	34%	3,050,609	42%
Korea	378,548	12%	201,290	9%	974,656	11%	731,783	10%
Japan	338,651	11%	267,045	11%	755,834	9%	792,179	11%
North America	293,980	10%	246,993	10%	1,081,114	12%	761,319	11%
Europe and Israel	170,056	6%	129,350	6%	449,142	5%	421,148	6%
Rest of Asia	100,440	3%	84,351	4%	305,290	3%	271,956	3%
Total	$3,063,029	100%	$2,359,830	100%	$8,981,421	100%	$7,243,512	100%
The following is a summary of revenues by major product categories for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2025		2024		2025		2024
Revenues:
Wafer Inspection	$1,495,685	49%	$987,709	42%	$4,427,238	49%	$3,164,391	43%
Patterning	636,415	21%	539,296	23%	1,743,504	20%	1,512,168	21%
Specialty Semiconductor Process	138,376	4%	116,449	5%	394,165	4%	364,830	5%
PCB and Component Inspection	104,254	3%	68,332	3%	270,489	3%	216,794	3%
Services	669,208	22%	590,461	25%	1,980,749	22%	1,715,670	24%
Other	19,091	1%	57,583	2%	165,276	2%	269,659	4%
Total	$3,063,029	100%	$2,359,830	100%	$8,981,421	100%	$7,243,512	100%
Wafer Inspection and Patterning products are offered in the Semiconductor Process Control segment. Services are offered in multiple segments. Other includes primarily refurbished systems, remanufactured legacy systems, and enhancements and upgrades for previous-generation products that are part of the Semiconductor Process Control segment.
In the three months ended March 31, 2025, one customer accounted for approximately 23% of total revenues. In the three months ended March 31, 2024, one customer accounted for approximately 14% of revenues. In the nine months ended March 31, 2025, one customer accounted for approximately 20% of total revenues. In the nine months ended March 31, 2024, one customer accounted for approximately 12% of total revenues. Two customers and one customer on an individual basis accounted for greater than 10% of accounts receivable, net, at March 31, 2025 and at June 30, 2024, respectively.
Land, property and equipment, net by geographic region as of the dates indicated below were as follows:

	As of	As of
(In thousands)	March 31, 2025	June 30, 2024
Land, property and equipment, net:
United States	$710,572	$689,937
Europe	231,375	155,812
Singapore	152,287	148,557
Israel	71,970	84,279
Rest of Asia	32,098	31,383
Total	$1,198,302	$1,109,968

NOTE 17 – RESTRUCTURING CHARGES
From time to time, management approves restructuring plans including workforce reductions in an effort to streamline operations.
Restructuring charges were $0.6 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively. Restructuring charges were $5.6 million and $3.9 million for the nine months ended March 31, 2025 and 2024, respectively. The charges for fiscal year 2025 and 2024 include severance and related charges for the restructuring of the former PCB and Display operating segment, as a result of our decision to exit the Display business by ending the manufacturing of most Display products, which was announced in March 2024. As of March 31, 2025 and June 30, 2024, the accrual for restructuring charges was $5.7 million and $6.5 million, respectively.
NOTE 18 – SUBSEQUENT EVENT
On April 30, 2025, our Board of Directors authorized an additional $5.00 billion for share repurchases. As of March 31, 2025, the amount remaining for share repurchases under our previously authorized program was $456.7 million.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continues,” “thinks,” “seeks,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include those regarding, among others: the impact of tariffs on our business; forecasts of the future results of our operations, including profitability; orders for our products and capital equipment generally; sales of semiconductors; the investments by our customers in advanced technologies and new materials; growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of order backlog; our future product shipments and product and service revenues; our future gross margins; our future research and development (“R&D”) expenses and selling, general and administrative (“SG&A”) expenses; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for R&D; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; the effect of future compliance with laws and regulations; our future effective income tax rate; our recognition of tax benefits; the effects of any audits or litigation; future payments of dividends to our stockholders; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments, cash generated from operations and the unfunded portion of our Revolving Credit Facility (as defined below in the “Revolving Credit Facility” section of “Liquidity and Capital Resources”) to meet our operating and working capital requirements, including debt service and payment thereof; future dividends, and stock repurchases; our compliance with the financial covenants under the Credit Agreement (as defined below in the “Revolving Credit Facility” section of “Liquidity and Capital Resources”) for our Revolving Credit Facility; the adoption of new accounting pronouncements; our repayment of our outstanding indebtedness; and our environmental, social and governance (“ESG”) related targets, goals and commitments.
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
•Risks related to recently announced tariffs;
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
EXECUTIVE SUMMARY
We are a leading supplier of process control and yield management solutions and services for the semiconductor and related electronics industries. Our broad portfolio of inspection and metrology products, and related service, software and other offerings, support R&D and manufacturing of integrated circuits (“IC”), wafers and reticles. Our products, services and expertise are used by our customers to measure, detect, analyze and resolve critical and nanometric level product defects, helping them to manage manufacturing process challenges and to obtain higher finish product yields at lower cost. We also offer advanced technology solutions to address various manufacturing needs of printed circuit boards (“PCB”), specialty semiconductor devices and other electronic components, including advanced packaging, light-emitting diode (“LED”), power devices, compound semiconductor, and data storage industries, as well as general materials research. In addition, our services business has grown consistently each quarter on a year-over-year basis and has accounted for approximately 23% of our total revenues in recent years, due to increases in the installed base of KLA systems. Our services revenue, which is generated largely from recurring “subscription-like” contracts, increases the value of our contract offerings and extension of system lifetimes resulting from growth in legacy semiconductor markets.

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
Recently, the semiconductor industry environment has improved as the emergence of disruptive technologies such as AI and continuing advancement of innovation, as well as rising semiconductor content across end-markets and strategic investments in legacy nodes fuel growth. Our customers’ investments in AI as well as High-performance computing (“HPC”) continue to drive demand for our advanced packaging portfolio, which contributes to our success in market diversification. Our foundry/logic customers are slowly increasing their capital intensity, as they maintain a robust design environment and continue to scale as well as incorporate new technologies and larger die sizes. Additionally, technology development investments supporting AI and high bandwidth memory are improving the environment for memory device manufacturers. While we continue to invest in technological innovation, factors such as delays from customers in adopting new chips and technology methods, could impact process control capital intensity. Push out or cancellation of deliveries to our customers could still cause earnings volatility, due to the timing of revenue recognition as well as increased risk of inventory-related charges.
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
•PCB and Component Inspection: a range of inspection, testing and measurement, and direct imaging for patterning products used by manufacturers of PCBs, flat panel displays (“FPD”), advanced packaging, microelectromechanical systems (“MEMS”) and other electronic components. In March 2024, we made the decision to exit the Display business by announcing the end of manufacturing of most Display products, but will continue to provide services to the installed base of Display products for existing customers.
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
Furthermore, in December 2024 and January 2025, the U.S. government again issued incremental regulations (the “2024 BIS Rules” and the “2025 BIS Rules,” respectively) adding even more companies to the U.S. Entity List and revising the definition of advanced DRAM, further restricting our ability to provide certain items and services to facilities in China producing advanced DRAM ICs. We are taking appropriate measures to comply with all BIS Rules, and will continue to apply for export licenses, when required, to avoid disruption to our customers’ operations. To the extent that we or our customers are able to obtain export licenses in the future, we will increase remaining performance obligations (“RPO”) for the products we can ship to the customers or services we can provide the customers under the export license. There can be no assurance that export licenses applied for by either us or our customers, now or in the future, will be granted.
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
The recent imposition of tariffs by the U.S. government, along with countermeasures taken by foreign countries, will have an adverse impact on our results of operations. There is uncertainty around the ultimate duration, size and substance of the tariffs, including reciprocal actions against the U.S. by other countries.
We are continuously assessing the aggregate potential impact of government regulations and tariffs on our financial results and operations. See Part II, Item 1A “Risk Factors” in this report for more information regarding how such actions by the U.S. government or another country could significantly impact our ability to provide our products and services to existing and potential customers, especially in China, and adversely affect our business, financial condition and results of operations.
The following table sets forth some of our key quarterly unaudited financial information:

(Dollar amounts in thousands, except net income per share)	Three Months Ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Total revenues	$3,063,029	$3,076,851	$2,841,541	$2,568,735	$2,359,830
Costs of revenues	$1,175,689	$1,221,461	$1,147,431	$1,010,551	$993,885
Gross margin	61.6%	60.3%	59.6%	60.7%	57.9%
Net income(1)(2)	$1,088,416	$824,527	$945,851	$836,446	$601,541
Diluted net income per share(3)	$8.16	$6.16	$7.01	$6.18	$4.43
__________________
(1)For the explanation why our net income increased to $1.09 billion in the three months ended March 31, 2025 compared to the three months ended March 31, 2024, refer to the “Results of Operations” section below, as the change is a result of movements in various income statement line items.
(2)Our net income for the three months ended December 31, 2024 included pre-tax goodwill and purchased intangible assets impairment charges of $239.1 million. Our net income for the three months ended March 31, 2024 included a pre-tax goodwill impairment charge of $70.5 million. For additional details, refer to Note 6 “Goodwill and Purchased Intangible Assets” in the Notes to the Consolidated Financial Statements and Note 7 “Goodwill and Purchased Intangible Assets” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

(3)Diluted net income per share is computed independently for each of the quarters presented based on the weighted-average fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly diluted net income per share information may not equal annual (or other multiple-quarter calculations of) diluted net income per share.
In addition, we continue to focus on returning cash to our investors, making $506.7 million in share repurchases and paying $225.8 million in dividends in the three months ended March 31, 2025. We increased the dividend in the September 2024 quarter to $1.70 per share per quarter, which is our 15th consecutive annual dividend increase. Refer to the “Liquidity and Capital Resources” section below for more information on our strong cash flow generation and strategy of returning excess cash to our stockholders.
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
Goodwill and Long-Lived Assets
We assess goodwill for impairment annually as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Events or changes in circumstances that could affect the likelihood that we will be required to recognize an impairment charge for goodwill include, but are not limited to, declines in our stock price or market capitalization, declines in our market share and declines in revenues or profits at our reporting units. Any impairment charge could have a material adverse effect on our operating results and net asset value in the quarter in which we recognize the impairment charge. We performed the required annual goodwill impairment testing for all reporting units as of February 28, 2025, and concluded that goodwill was not impaired. As a result of our qualitative assessment, we determined that it was not necessary to perform the quantitative assessment.
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
During the second quarter of fiscal 2024, we identified an impairment indicator within our PCB and Component Inspection reportable segment that resulted in a total goodwill impairment charge of $192.6 million in the three months ended December 31, 2023. See Note 7 “Goodwill and Purchased Intangible Assets” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for further details.
During the third quarter of fiscal 2024, we decided to exit the Display business by announcing the end of manufacturing of most Display products but continue to provide services to the installed base of Display products for existing customers, which resulted in a total goodwill impairment charge of $70.5 million in the three months ended March 31, 2024. See Note 7 “Goodwill and Purchased Intangible Assets” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for further details.
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
During the third quarter of fiscal 2024, in connection with the Company's decision to exit the Display business, an immaterial purchased intangible asset abandonment charge was recorded. No impairments were identified for other long-lived assets in the third quarter of fiscal 2025 or 2024.
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

	Three Months Ended March 31,		Q3 FY25 vs. Q3 FY24
(Dollar amounts in thousands)	2025	2024
Revenues:
Product	$2,393,821	$1,769,369	$624,452	35%
Service	669,208	590,461	78,747	13%
Total revenues	$3,063,029	$2,359,830	$703,199	30%
Costs of revenues	$1,175,689	$993,885	$181,804	18%
Gross margin	61.6%	57.9%

	Nine Months Ended March 31,		Q3 FY25 YTD vs. Q3 FY24 YTD
(Dollar amounts in thousands)	2025	2024
Revenues:
Product	$7,000,672	$5,527,842	$1,472,830	27%
Service	1,980,749	1,715,670	265,079	15%
Total revenues	$8,981,421	$7,243,512	$1,737,909	24%
Costs of revenues	$3,544,581	$2,917,522	$627,059	21%
Gross margin	60.5%	59.7%

The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

	Three Months Ended March 31,				Q3 FY25 vs. Q3 FY24
(Dollar amounts in thousands)	2025		2024
Revenues:
Taiwan	$988,470	32%	$433,916	18%	$554,554	128%
China	792,884	26%	996,885	42%	(204,001)	(20)%
Korea	378,548	12%	201,290	9%	177,258	88%
Japan	338,651	11%	267,045	11%	71,606	27%
North America	293,980	10%	246,993	10%	46,987	19%
Europe and Israel	170,056	6%	129,350	6%	40,706	31%
Rest of Asia	100,440	3%	84,351	4%	16,089	19%
Total	$3,063,029	100%	$2,359,830	100%	$703,199	30%

	Nine Months Ended March 31,				Q3 FY25 YTD vs. Q3 FY24 YTD
(Dollar amounts in thousands)	2025		2024
Revenues:
China	$3,083,713	34%	$3,050,609	42%	$33,104	1%
Taiwan	2,331,672	26%	1,214,518	17%	1,117,154	92%
North America	1,081,114	12%	761,319	11%	319,795	42%
Korea	974,656	11%	731,783	10%	242,873	33%
Japan	755,834	9%	792,179	11%	(36,345)	(5)%
Europe and Israel	449,142	5%	421,148	6%	27,994	7%
Rest of Asia	305,290	3%	271,956	3%	33,334	12%
Total	$8,981,421	100%	$7,243,512	100%	$1,737,909	24%
Product revenues during the three and nine months ended March 31, 2025 increased compared to the three and nine months ended March 31, 2024, from $1.77 billion to $2.39 billion for the quarter and from $5.53 billion to $7.00 billion for the nine months, primarily due to strong demand for many of our products, especially in our inspection portfolio.
Service revenues during the three months ended March 31, 2025 increased compared to the three months ended March 31, 2024, from $590.5 million to $669.2 million, and increased during the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024, from $1.72 billion to $1.98 billion. These increases were primarily due to an increase in our installed base.
The product and service revenue generation from our customers in China contributed to our overall revenue increase, with that region recording the largest amount of revenues in the nine months ended March 31, 2025, accounting for 34% of total revenues, and accounting for 42% of total revenues during both the three months and nine months ended March 31, 2024. Our revenues from our customers in China accounted for 26% of our overall revenues during the three months ended March 31, 2025. There are multiple factors affecting our revenues from our customers in that region. Many Chinese customers, encouraged by the growth potential of certain semiconductor markets and Chinese government initiatives around self-sustainability in domestic semiconductor production, continued to increase their semiconductor-related investments, even as more stringent U.S. restrictions were issued regarding providing certain U.S. origin tools, software and technology to certain wafer fab equipment manufacturers in China, absent an export license. Our customers in Taiwan contributed to the increased revenues with increased investments in process control to meet leading edge demand driven by innovation and growth of new technologies like AI, with that region recording 32% and 26% of total revenues during the three and nine months ended March 31, 2025, respectively, compared to 18% and 17% in the three and nine months ended March 31, 2024, respectively. The remaining regions accounted for less than 20% of total revenues individually in all periods.

Revenues by segment(1)

	Three Months Ended March 31,		Q3 FY25 vs. Q3 FY24
(Dollar amounts in thousands)	2025	2024
Revenues:
Semiconductor Process Control	$2,738,817	$2,096,005	$642,812	31%
Specialty Semiconductor Process	156,500	130,649	25,851	20%
PCB and Component Inspection	168,552	133,399	35,153	26%
Total revenues for reportable segments	$3,063,869	$2,360,053	$703,816	30%

	Nine Months Ended March 31,		Q3 FY25 YTD vs. Q3 FY24 YTD
(Dollar amounts in thousands)	2025	2024
Revenues:
Semiconductor Process Control	$8,069,711	$6,425,562	$1,644,149	26%
Specialty Semiconductor Process	445,241	407,433	37,808	9%
PCB and Component Inspection	467,615	412,474	55,141	13%
Total revenues for reportable segments	$8,982,567	$7,245,469	$1,737,098	24%
________________
(1)Segment revenues exclude corporate allocations and the effects of changes in foreign currency exchange rates. For additional details, refer to Note 16 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements.
The following is a summary of revenues by major product categories for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended March 31,				Q3 FY25 vs. Q3 FY24
	2025		2024
Revenues:
Wafer Inspection	$1,495,685	49%	$987,709	42%	$507,976	51%
Patterning	636,415	21%	539,296	23%	97,119	18%
Specialty Semiconductor Process	138,376	4%	116,449	5%	21,927	19%
PCB and Component Inspection	104,254	3%	68,332	3%	35,922	53%
Services	669,208	22%	590,461	25%	78,747	13%
Other	19,091	1%	57,583	2%	(38,492)	(67)%
Total	$3,063,029	100%	$2,359,830	100%	$703,199	30%

(Dollar amounts in thousands)	Nine Months Ended March 31,				Q3 FY25 YTD vs. Q3 FY24 YTD
	2025		2024
Revenues:
Wafer Inspection	$4,427,238	49%	$3,164,391	43%	$1,262,847	40%
Patterning	1,743,504	20%	1,512,168	21%	231,336	15%
Specialty Semiconductor Process	394,165	4%	364,830	5%	29,335	8%
PCB and Component Inspection	270,489	3%	216,794	3%	53,695	25%
Services	1,980,749	22%	1,715,670	24%	265,079	15%
Other	165,276	2%	269,659	4%	(104,383)	(39)%
Total	$8,981,421	100%	$7,243,512	100%	$1,737,909	24%
The primary factors impacting the performance of our segment revenues are summarized as follows:
•Revenues from our Semiconductor Process Control segment during the three months ended March 31, 2025 increased $642.8 million, or 31%, compared to the three months ended March 31, 2024, and increased $1.64 billion, or 26%, during the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024, primarily due to the resumption of growth in the industry demonstrated by the strong demand for many of our products, especially those in our inspection portfolio, along with higher service revenue from an increase in our installed base. Semiconductor Process Control segment revenues were approximately 89% and 90% of total company revenue in the three and nine months ended March 31, 2025, respectively, which is consistent with the segment's approximately 89% of total company revenues in both the three and nine months ended March 31, 2024. Defect Inspection and Patterning product revenues increased during the three and nine months ended March 31, 2025 compared to the three and nine months ended March 31, 2024 as customers in Taiwan and Korea increased investments in process control to meet leading edge demand driven by innovation and growth of new technologies like AI, partially offset by lower revenues in the China region.
•Revenues in the Specialty Semiconductor Process segment, which comprises etching and deposition solutions for advanced packaging and specialty semiconductor markets, during the three and nine months ended March 31, 2025 increased compared to the three and nine months ended March 31, 2024 primarily due to increased revenue from advanced packaging, along with higher service revenue from an increase in our installed base. Specialty Semiconductor Process revenues were approximately 5% of total revenue during both the three and nine months ended March 31, 2025 and approximately 6% of total revenues during both the three and nine months ended March 31, 2024.
•Revenues in the PCB and Component Inspection segment during the three months ended March 31, 2025 increased compared to the three months ended March 31, 2024, primarily due to increased revenue from packaging products related to AI. Revenues in the PCB and Component Inspection segment during the nine months ended March 31, 2025 increased compared to the nine months ended March 31, 2024, primarily due to increased revenue from packaging products related to AI and a settlement received in the second quarter of fiscal 2025 related to cancellation of a technology project by a major FPD customer that resulted in our decision to exit the Display business in the third quarter of fiscal 2024. These increases were partially offset by decreased revenues during the relatively soft market in the first half of fiscal year 2025. PCB and Component Inspection segment revenues were approximately 6% and 5% of total revenue during the three and nine months ended March 31, 2025, respectively, and approximately 6% of total revenues during both the three and nine months ended March 31, 2024.
Gross margin
Our gross margin fluctuates with revenue levels and product mix and is affected by variations in costs related to manufacturing and servicing our products, including our ability to scale our operations efficiently and effectively in response to prevailing business conditions.
The following table summarizes the major factors that contributed to the changes in gross margin:

	Gross Margin
	Three Months Ended	Nine Months Ended
March 31, 2024	57.9%	59.7%
Revenue volume of products and services	2.7%	1.8%
Mix of products and services sold	(0.6)%	(1.6)%
Manufacturing labor, overhead and efficiencies	0.5%	0.4%
Other service and manufacturing costs	1.1%	0.2%
March 31, 2025	61.6%	60.5%
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
The increase in our gross margin during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily due to a higher revenue volume of products and services sold and more lower other service and manufacturing costs, partially offset by a less profitable mix of products and services sold. The increase in our gross margin during the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024 is primarily due to a higher revenue volume of products and services sold and more favorable manufacturing labor, overhead and efficiencies, partially offset by a less profitable mix of products and services sold.

Segment gross profit(1)

	Three Months Ended March 31,		Q3 FY25 vs. Q3 FY24
(Dollar amounts in thousands)	2025	2024
Segment gross profit:
Semiconductor Process Control	$1,765,194	$1,343,467	$421,727	31%
Specialty Semiconductor Process	83,827	69,280	14,547	21%
PCB and Component Inspection	81,099	(949)	82,048	8,646%

	Nine Months Ended March 31,		Q3 FY25 YTD vs. Q3 FY24 YTD
(Dollar amounts in thousands)	2025	2024
Segment gross profit:
Semiconductor Process Control	$5,145,053	$4,148,335	$996,718	24%
Specialty Semiconductor Process	229,443	219,859	9,584	4%
PCB and Component Inspection	194,162	96,036	98,126	102%
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
The primary factors impacting the performance of our segment revenues are summarized as follows:
•Gross profit in the Semiconductor Process Control segment during the three months ended March 31, 2025 increased compared to the three months ended March 31, 2024 primarily due to a higher revenue volume of products and services sold. Gross profit in the segment during the nine months ended March 31, 2025 increased compared to the nine months ended March 31, 2024 primarily due to a higher revenue volume of products and services sold, partially offset by a less favorable mix of products and services sold.
•Gross profit in the Specialty Semiconductor Process segment during the three months ended March 31, 2025 increased compared to the three months ended March 31, 2024 primarily due to increased revenue from advanced packaging, along with higher service revenue from an increase in our installed base. Gross profit in the Specialty Semiconductor Process segment during the nine months ended March 31, 2025 remained relatively flat compared to the nine months ended March 31, 2024.
•Gross profit in the PCB and Component Inspection segment during the three and nine months ended March 31, 2025 increased compared to the three months ended March 31, 2024 primarily due to the non-cash expenses to write off excess and obsolete inventory related to the discontinued Display product lines in the third quarter fiscal 2024 as well as a higher revenue volume of packaging products sold in fiscal 2025.
Research and Development
R&D expenses may fluctuate with product development phases and project timing as well as our R&D efforts. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs and other expenses.

(Dollar amounts in thousands)	Three Months Ended March 31,		Q3 FY25 vs. Q3 FY24
	2025	2024
R&D expenses	$338,043	$321,590	$16,453	5%
R&D expenses as a percentage of total revenues	11%	14%
R&D expenses during the three months ended March 31, 2025 increased compared to the three months ended March 31, 2024 primarily due to an increase in employee-related expenses of $11.4 million and an increase in engineering project material costs of $6.4 million.

(Dollar amounts in thousands)	Nine Months Ended March 31,		Q3 FY25 YTD vs. Q3 FY24 YTD
	2025	2024
R&D expenses	$1,007,345	$953,222	$54,123	6%
R&D expenses as a percentage of total revenues	11%	13%
R&D expenses during the nine months ended March 31, 2025 increased compared to the nine months ended March 31, 2024 primarily due to an increase in employee-related expenses of $51.2 million and an increase in depreciation expense of $6.5 million, partially offset by a decrease in engineering project material costs of $5.9 million.
Our future operating results will depend significantly on our ability to produce products and provide services that have a competitive advantage in our marketplace. To do this, we believe we must continue to make substantial and focused investments in our R&D. We remain committed to product development in new and emerging technologies.
Selling, General and Administrative

	Three Months Ended March 31,		Q3 FY25 vs. Q3 FY24
(Dollar amounts in thousands)	2025	2024
SG&A expenses	$248,905	$237,514	$11,391	5%
SG&A expenses as a percentage of total revenues	8%	10%
SG&A expenses during the three months ended March 31, 2025 increased compared to the three months ended March 31, 2024 primarily due to increases in the following areas: depreciation expense of $5.5 million, promotional expenses of $2.1 million and engineering project material costs of $1.3 million, partially offset by a decrease in employee-related expenses of $2.8 million.

(Dollar amounts in thousands)	Nine Months Ended March 31,		Q3 FY25 vs. Q3 FY24
	2025	2024
SG&A expenses	$767,028	$714,403	$52,625	7%
SG&A expenses as a percentage of total revenues	9%	10%
SG&A expenses during the nine months ended March 31, 2025 increased compared to the nine months ended March 31, 2024 primarily due to increases in the following areas: employee-related expenses of $10.4 million, facility-related expenses of $7.8 million, promotional expenses of $7.0 million, depreciation expense of $6.2 million, travel expenses of $5.9 million consulting costs of $4.0 million and engineering project material costs of $3.4 million.
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
During the third quarter of fiscal 2024, we made the decision to exit the Display business but continue to provide services to the installed base for the discontinued product lines. As a result, we recorded a $70.5 million goodwill impairment charge and an immaterial amount of purchased intangible assets were abandoned. See Note 6 “Goodwill and Purchased Intangible Assets” in the Notes to the Consolidated Financial Statements in this Form 10-Q as well as Note 7 “Goodwill and Purchased Intangible Assets” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for further details.
Restructuring Charges
Restructuring charges were $0.6 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively. Restructuring charges were $5.6 million and $3.9 million for the nine months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the accrual for restructuring charges was $5.7 million.

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

(Dollar amounts in thousands)	Three Months Ended March 31,		Q3 FY25 vs. Q3 FY24
	2025	2024
Interest expense	$71,889	$79,981	$(8,092)	(10)%
Other expense (income), net	$(35,930)	$(45,622)	$9,692	21%
Interest expense as a percentage of total revenues	2%	3%
Other expense (income), net as a percentage of total revenues	(1)%	(2)%
Interest expense during the three months ended March 31, 2025 decreased compared to the three months ended March 31, 2024 primarily due to reduced interest expense from our $750.0 million debt repayment in the second quarter of fiscal 2025.
The change in other expense (income), net during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily due to higher net foreign exchange loss of $9.0 million.

(Dollar amounts in thousands)	Nine Months Ended March 31,		Q3 FY25 YTD vs. Q3 FY24 YTD
	2025	2024
Interest expense	$229,041	$228,417	$624	—%
Other expense (income), net	$(121,323)	$(104,515)	$(16,808)	(16)%
Interest expense as a percentage of total revenues	3%	3%
Other expense (income), net as a percentage of total revenues	(1)%	(1)%
Interest expense during the nine months ended March 31, 2025 remained relatively flat compared to the nine months ended March 31, 2024.
The change in other expense (income), net during the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024 was primarily due to higher interest income of $25.6 million, partially offset by a higher net fair value loss of $7.2 million from an equity security and lower net foreign exchange gains of $2.4 million.
Provision for Income Taxes
The following table provides details of income taxes:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollar amounts in thousands)	2025	2024	2025	2024
Income before income taxes	$1,264,433	$702,008	$3,315,649	$2,244,989
Provision for income taxes	$176,017	$100,467	$456,855	$319,539
Effective tax rate	13.9%	14.3%	13.8%	14.2%

The effective tax rate during the three months ended March 31, 2025 was lower compared to the three months ended March 31, 2024 due to a $70.5 million goodwill impairment charge during the three months ended March 31, 2024, which is non-deductible for income tax. Excluding the goodwill impairment charge, tax expense was higher as a percentage of income before taxes during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to the impact of the following items:
•Tax expense increased by $18.7 million during the three months ended March 31, 2025 relating to a decrease in the proportion of our earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate; partially offset by
•Tax expense decreased by $6.1 million during the three months ended March 31, 2025 relating to an increase in the Foreign Derived Intangible Income deduction.
The effective tax rate during the nine months ended March 31, 2025 was lower compared to the nine months ended March 31, 2024 due to goodwill impairment charges which are non-deductible for income tax. There was a $230.4 million goodwill impairment charge during the nine months ended March 31, 2025 compared to a $263.1 million goodwill impairment charge during the nine months ended March 31, 2024.
Excluding the goodwill impairment charge, tax expense was higher as a percentage of income before taxes during the nine months ended March 31, 2025 compared to the nine months ended March 31, 2024 primarily due to the impact of the following items:
•Tax expense increased by $4.5 million during the nine months ended March 31, 2025 relating to a non-deductible decrease in the value of the assets held within our Executive Deferred Savings Plan; and
•Tax expense increased by $3.1 million during the nine months ended March 31, 2025 relating to employee stock activity.
Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses incurred in connection with acquisitions, R&D credits as a percentage of aggregate pre-tax income, non-taxable or non-deductible increases or decreases in the assets held within our Executive Deferred Savings Plan, the tax effects of employee stock activity and the effectiveness of our tax planning strategies. We also continue to monitor the adoption of Pillar Two relating to the global minimum tax in each of our tax jurisdictions to evaluate its impact on our effective income tax rate. For some of the jurisdictions that have adopted Pillar Two in their tax legislation, it was effective for us beginning in our current fiscal year and there was no material impact to our effective tax rate during the nine months ended March 31, 2025 .
For discussions on tax examinations, assessments and certain related proceedings, see Note 12 “Income Taxes” to our Condensed Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES

	As of	As of
(Dollar amounts in thousands)	March 31, 2025	June 30, 2024
Cash and cash equivalents	$1,858,022	$1,977,129
Marketable securities	2,170,600	2,526,866
Total cash, cash equivalents and marketable securities	$4,028,622	$4,503,995
Percentage of total assets	27%	29%

	Nine Months Ended March 31,
(In thousands)	2025	2024
Cash flows:
Net cash provided by operating activities	$2,916,912	$2,415,960
Net cash provided by (used in) investing activities	122,864	(1,338,193)
Net cash used in financing activities	(3,155,874)	(1,157,156)
Effect of exchange rate changes on cash and cash equivalents	(3,009)	(309)
Net decrease in cash and cash equivalents	$(119,107)	$(79,698)

Cash, Cash Equivalents and Marketable Securities
As of March 31, 2025, our cash, cash equivalents and marketable securities totaled $4.03 billion, which represents a decrease of $475.4 million from June 30, 2024. The decrease is primarily due to stock repurchases of $1.72 billion, repayment of debt of $750.0 million, cash used for payment of dividends and dividend equivalents of $650.6 million, capital expenditures of $234.9 million and tax withholding payments related to vested and released restricted stock units (“RSU”) of $78.5 million, partially offset by net cash provided by operating activities of $2.92 billion.
As of March 31, 2025, $999.3 million of our $4.03 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to indefinitely reinvest $65.9 million of the cash, cash equivalents and marketable securities held by our foreign subsidiaries for which we assert that earnings are permanently reinvested. If, however, a portion of these funds were to be repatriated to the United States, we would be required to accrue and pay state and foreign taxes of approximately 1% - 22% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued state and foreign tax on the remaining cash of $933.4 million of the $999.3 million held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Cash Dividends
During the three months ended March 31, 2025, our Board of Directors declared a regular quarterly cash dividend of $1.70 per share on our outstanding common stock, which was paid on March 4, 2025 to our stockholders of record as of the close of business on February 24, 2025. During the same period in fiscal year ended June 30, 2024, our Board of Directors declared and paid a regular quarterly cash dividend of $1.45 per share on our outstanding common stock. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended March 31, 2025 and 2024 was $225.8 million and $197.2 million, respectively. The total amount of regular quarterly cash dividends and dividend equivalents paid during the nine months ended March 31, 2025 and 2024 was $650.6 million and $575.5 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of March 31, 2025 and June 30, 2024 was $14.2 million and $11.8 million, respectively. These amounts will be paid upon vesting of the underlying unvested RSUs as described in Note 9 “Equity and Long-term Incentive Compensation Plans” to our Condensed Consolidated Financial Statements.
Stock Repurchases
The shares of common stock repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the nine months ended March 31, 2025 and 2024. The stock repurchase program is intended, in part, to mitigate the potential dilutive impact related to our equity incentive plans and shares issued in connection with our Employee Stock Purchase Program as well as to return excess cash to our stockholders.
Cash Flows Provided by Operating Activities
Historically, we have financed our liquidity requirements through cash generated from our operations. Net cash provided by operating activities during the nine months ended March 31, 2025 was $2.92 billion compared to $2.42 billion during the nine months ended March 31, 2024. This increase of $501.0 million resulted primarily from the following:
•An increase in customer and other collections of approximately $760 million primarily driven by higher shipments;
•An increase in interest income of approximately $26 million from higher cash balances and higher interest rates; and
•A decrease in income tax payments of approximately $109 million as we paid off the delayed tax payments from prior fiscal year in October 2023 as a result of the California Flood Tax Relief; partially offset by
•An increase in accounts payable payments of approximately $270 million;
•An increase in employee-related payments of approximately $80 million;
•An increase in other tax payments of approximately $35 million; and
•An increase in debt interest payments of approximately $34 million from higher principal debt issued.

Cash Flows Provided by (Used in) Investing Activities
Net cash provided by (used in) investing activities during the nine months ended March 31, 2025 was $122.9 million compared to $(1.34) billion during the nine months ended March 31, 2024. This increase in cash provided resulted from an increase in net proceeds from sale of available-for-sale securities of $1.48 billion, a decrease in cash used in business acquisitions of $3.7 million and an increase in net proceeds from sales of trading securities of $1.2 million, partially offset by an increase in capital expenditures of $18.2 million, a decrease in proceeds from sale of assets of $4.9 million and $2.9 million of cash used for intellectual property acquisitions.
Cash Flows Used in Financing Activities
Net cash used in financing activities during the nine months ended March 31, 2025 was $3.16 billion compared to $1.16 billion during the nine months ended March 31, 2024. This increase in cash used resulted from an increase in cash used for repayment of debt of $750.0 million, a decrease in proceeds received from issuance of debt, net of issuance costs, of $735.0 million, increases in common stock repurchases of $458.8 million and payment of dividends and dividend equivalents of $75.1 million, partially offset by a decrease in tax withholding payments related to vested and released RSUs of $17.0 million.
Senior Notes
As of March 31, 2025, we had an aggregate principal amount of senior, unsecured notes totaling $5.95 billion (“Senior Notes”). For additional information on these Senior Notes, see Note 7 “Debt” to our Condensed Consolidated Financial Statements. In November 2024, we repaid $750.0 million of Senior Notes. As of March 31, 2025, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility
We have in place a Credit Agreement (“Credit Agreement”) for an unsecured Revolving Credit Facility (“Revolving Credit Facility”) with a maturity date of June 8, 2027 that allows us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. As of March 31, 2025, we had no outstanding borrowings under the Revolving Credit Facility. We were in compliance with all covenants under the Credit Agreement as of March 31, 2025 (the leverage ratio was 1.08 to 1.00, compared to a maximum leverage ratio of 3.50 to 1.00 on a quarterly basis covering the trailing four consecutive fiscal quarters for each fiscal quarter). Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2025.
For additional information on the Revolving Credit Facility, see Note 7 “Debt” to our Condensed Consolidated Financial Statements.
Material Cash Requirements
For details regarding our debt and other material cash commitments, refer to Note 7 “Debt” and Note 14 “Commitments and Contingencies,” respectively, to our Condensed Consolidated Financial Statements. For additional details regarding our material cash requirements, refer to “Material Cash Requirements” in the “Liquidity and Capital Resources” section of Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form on 10-K for the fiscal year ended June 30, 2024.
Off-Balance Sheet Arrangements
As of March 31, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial position, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Refer to Note 14 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements for information related to indemnification obligations.
Working Capital
Working capital was $6.04 billion as of March 31, 2025, which represents an increase of $664.7 million compared to our working capital of $5.37 billion as of June 30, 2024. As of March 31, 2025, our principal sources of liquidity consisted of $4.03 billion of cash, cash equivalents and, marketable securities, as well as $1.50 billion availability under our Revolving Credit Facility. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions, and other factors such as uncertainty in the global and regional economies and the semiconductor, semiconductor-related and electronic device industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances, marketable securities and our $1.50 billion Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations, including repayment of outstanding debt, for at least the next 12 months.
Credit Ratings
Our credit ratings as of March 31, 2025 are summarized below:

Rating Agency	Rating
Fitch Inc.	A
Moody’s Investors Service	A2
S&P Global Ratings	A-
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor capital equipment industries, our financial position, material acquisitions and changes in our business strategy.
ENVIRONMENTAL, SOCIAL AND GOVERNANCE INITIATIVES
Please see Part I Item 1 “Business” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for a description of our ESG initiatives, with the following update. In January 2025, we entered into a long-term virtual power purchase agreement to purchase a portion of the output generated from a solar energy project for a fixed price. As part of this agreement, we will also receive renewable energy credits commensurate with the power we acquire. These credits can be applied against our greenhouse gas (“GHG”) emissions, accelerating the progress towards our goals of 100% renewable electricity across our global operations by 2030, reduction of our Scope 1 and 2 emissions from our 2021 baseline by 50% by 2030 and achievement of net zero Scope 1 and Scope 2 emissions by 2050. This agreement had no material impact on our results of operations, financial condition or cash flows during the quarter ended March 31, 2025.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of March 31, 2025. Actual results may differ materially.
Interest Rate Risk
As of March 31, 2025, we had an investment portfolio of fixed income securities of $2.02 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of March 31, 2025, the fair value of the portfolio would have declined by $18.9 million.
The fair market value of our long-term fixed interest rate Senior Notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as market interest rates fall and decrease as market interest rates rise. As of March 31, 2025, our fixed rate Senior Notes had a fair value and book value of $5.51 billion and $5.88 billion, respectively, due in various fiscal years ranging from 2029 to 2063.
As of March 31, 2025, we had no outstanding borrowings under our $1.50 billion Revolving Credit Facility. Each Term Secured Overnight Financing Rate (“SOFR”) Loan will bear interest at a rate per annum equal to the applicable Adjusted Term SOFR, which is equal to the applicable Term SOFR plus 10 bps that shall not be less than zero, plus a spread ranging from 75 bps to 125 bps, as determined by the Company’s credit ratings at the time. The fair value of the borrowings under the Revolving Credit Facility is subject to interest rate and credit risk due to the timing of the rate resets and changes in the market’s assessment of risk of default, respectively. Pursuant to the terms of the Credit Agreement, we are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility at a rate that ranges from 4.5 bps to 12.5 bps, depending upon our then-prevailing credit rating. As of March 31, 2025, the annual commitment fee was 5.5 bps. Any increase in our commitment fee due to changes in credit ratings would have no material impact on our results of operations or cash flows.
Marketable Equity Security Risk
Our equity investment in a publicly traded company is subject to market price risk, which we typically do not attempt to reduce or eliminate through hedging activities. As of March 31, 2025, the fair value of our investment in the marketable equity security, which began publicly trading on the Tokyo Stock Exchange on April 5, 2021, was $12.3 million. Assuming a decline of 50% in market prices, the aggregate value of our investment in the marketable equity security could decrease by approximately $6 million, based on the value as of March 31, 2025.
See Note 5 “Marketable Securities” to our Condensed Consolidated Financial Statements in Part I, Item 1 and “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q for additional details and risks that may affect the value of the investments in our portfolio as of March 31, 2025.
Foreign Currency Risk
As of March 31, 2025, we had net forward and option contracts to purchase $229.6 million in foreign currency in order to hedge certain currency exposures (see Note 15 “Derivative Instruments and Hedging Activities” to our Condensed Consolidated Financial Statements for additional details). If we had entered into these contracts on March 31, 2025, the U.S. dollar equivalent would have been $226.5 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $141.0 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our results of operations or cash flows.

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
•Risks related to recently announced tariffs;
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
Additionally, the Chinese government has adopted, and may further adopt, new regulations, in response to U.S. government actions, which could adversely affect our ability to do business in China. For example, in April 2025, the Chinese government imposed new export controls on a range of critical rare earth minerals, which may have an adverse impact on our supply chain's ability to source the materials necessary to manufacture our products.
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
Our business will be harmed if the recently announced tariffs are not rescinded or if exemptions from these tariffs are not available.
In 2025, the U.S. implemented a number of tariffs on goods imported into the U.S. (“U.S. Tariffs”). While some of the U.S. Tariffs have been paused for a period of 90 days, certain U.S. Tariffs are currently in effect, including a base tariff on all imports into the U.S. and additional tariffs on imports into the U.S. from China. In retaliation to the tariffs imposed on U.S. imports, a number of other countries, including China, announced reciprocal tariffs on goods imported from the U.S. While most countries paused their reciprocal tariffs on U.S. imported goods, those reciprocal tariffs could be reinstated at any time. China has imposed reciprocal tariffs on all U.S. goods imported into China (“China Tariffs”). The U.S. Tariffs, China Tariffs, as well as tariffs imposed by other countries, may continue to evolve.

The U.S. Tariffs will increase our cost of revenues due to the increase in the cost of importing foreign sourced components to our U.S. facilities to build the products that we manufacture in the U.S. The China Tariffs, and any other reciprocal tariffs that may be reinstated by other countries, may harm demand for our products from customers in those regions, or may cause our customers in those regions to push out or cancel previously placed purchase orders. In addition, we may have to return deposits given to us by our customers if they cancel their purchase orders. Unless rescinded or exemptions apply, tariffs and any escalations in the trade war could significantly harm our business, financial condition and results of operations.
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
We are subject to various risks related to compliance with laws, rules and regulations enacted by legislative bodies and/or regulatory agencies in the countries in which we operate and with which we must comply, including environmental, safety, antitrust, anti-corruption/anti-bribery, unclaimed property, conflict minerals and other responsible sourcing practices, economic sanctions and export control regulations. We have policies and procedures designed to promote compliance with applicable laws, but there can be no assurance our policies and procedures will prove completely effective in ensuring compliance by all our personnel, business partners and representatives, for whose misconduct we may under some circumstances be legally responsible. Our failure or inability to comply with existing or future laws, rules or regulations in the countries in which we operate could result in government investigations and/or enforcement actions, which could result in significant financial cost (including investigation expenses, defense costs, assessments and criminal or civil penalties), reputational harm and other consequences that may adversely affect our operating results, financial condition and ability to conduct our business. For instance, in response to the war between Russia and Ukraine, the U.S., European Union and other countries have imposed sanctions against Russia, Belarus and certain other regions, entities and individuals, and may impose additional sanctions, export controls or other measures. The imposition of sanctions, export controls and other measures could adversely impact our business including preventing us from performing existing contracts, recognizing revenue, pursuing new business opportunities or receiving payment for products already supplied or services already performed with customers.
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
On August 16, 2022, the enactment of the Inflation Reduction Act introduced a corporate alternative minimum tax (“CAMT”) that is effective for us beginning in the quarter ended September 30, 2023. The CAMT applies a 15% minimum income tax rate on certain large corporations. We are not expecting to have any effective tax rate impact from the CAMT but changes to U.S. tax laws or the interpretation of such tax laws may result in CAMT liability which can have a material and adverse impact to our future effective tax rates.
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
In addition, our management is constantly striving to balance the requirements and demands of our customers with the availability and allocation of resources, the need to manage our operating model and other factors. In furtherance of those efforts, we often must exercise discretion and judgment as to the timing and prioritization of manufacturing, deliveries, installations and payment scheduling. Any such decisions may impact our ability to recognize revenue, including the fiscal period during which such revenue may be recognized, with respect to such products, which could have a material adverse effect on our business, results of operations or stock price.
We have a leveraged capital structure.
As of March 31, 2025, we had $5.95 billion aggregate principal amount of outstanding indebtedness, consisting of $5.95 billion aggregate principal amount of senior, unsecured long-term notes. The $5.95 billion aggregate principal amount of senior, unsecured notes includes an issuance in February 2024 of $750.0 million aggregate principal amount of senior, unsecured notes, consisting of $500.0 million of 4.700% senior, unsecured notes due February 1, 2034 and an additional $250.0 million of 4.950% senior, unsecured notes due July 15, 2052 which was originally issued in June 2022. We have a Credit Agreement and a Revolving Credit Facility with a maturity date of June 8, 2027 with two one-year extension options that allow us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $250.0 million in the aggregate. As of March 31, 2025, we had no outstanding borrowings under our Revolving Credit Facility. We may incur additional indebtedness in the future by accessing the unfunded portion of our Revolving Credit Facility and/or entering into new financing arrangements. We also announced a stock repurchase program, under which the remaining available for repurchases was $456.7 million as of March 31, 2025. A portion of the remaining repurchases may be financed with new indebtedness. Our ability to pay interest and repay the principal amount of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this Item 1A. There can be no assurance that we will be able to manage any of these risks successfully.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share(3)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)(3)
January 1, 2025 to January 31, 2025	179,792	$702.92	179,792	$836,811,881
February 1, 2025 to February 28, 2025	296,022	$739.34	296,022	$617,951,861
March 1, 2025 to March 31, 2025	234,851	$686.69	234,851	$456,681,383
Total	710,665		710,665
__________________
(1)Our Board of Directors has authorized a program that permits us to repurchase our common stock, including a $2.00 billion increase approved by the Board in the first quarter of fiscal 2024. As of March 31, 2025, $456.7 million remained available for repurchases under our repurchase program. All shares in the table were purchased pursuant to our publicly announced repurchase program.
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans Adopted by Officers and Directors During the Third Quarter
During the three months ended March 31, 2025, the following officers of the Company each adopted a trading plan to sell and/or gift shares of our common stock that have been or will be issued upon the vesting of RSUs, or purchased in our Employee Stock Purchase Plan, that are intended to satisfy the affirmative defense condition set forth in Rule 10b5-1(c) under the Securities Exchange Act. The material terms of the trading plans other than pricing conditions are set forth in the table below:

Name of Officer	Title of Officer	Date of Adoption	Duration	Maximum Number of Shares to be Sold* ^
Virendra Kirloskar	Senior Vice President and Chief Accounting Officer	February 20, 2025	373 days **	2,155
Brian Lorig	Executive Vice President, KLA Global Services	February 4, 2025	386 days ***	12,477
Mary Beth Wilkinson	Executive Vice President, Chief Legal Officer and Corporate Secretary	February 7, 2025	365 days ****	8,687
* Due to pricing conditions in the trading plans, the number of shares actually sold under the trading plans may be less than the maximum number of shares that can be sold. Shares sold under plans upon the vesting of PRSUs where the performance conditions have not been met at the time of plan adoption are calculated at the maximum number of shares that may be issued, with fractional shares disregarded. Shares sold in the future that are issuable under our employee stock purchase plan where the number of shares to be purchased have not been determined are calculated based on a 15% discount to the price at the opening of the purchase period.
^ For RSUs that have not vested, the maximum number of shares to be sold does not take into account shares withheld for taxes.
** Mr. Kirloskar's trading plan terminates when the last trade is placed under the plan. The last scheduled trade is on January 2, 2026; provided that if any scheduled trades are not placed because of trading conditions set forth in the plan, the trading plan will terminate on February 27, 2026.
*** Mr. Lorig's trading plan terminates when the last trade is placed under the plan. The last scheduled trade is on August 8, 2025; provided that if any scheduled trades are not placed because of trading conditions set forth in the plan, the trading plan will terminate on February 24, 2026.
**** Ms. Wilkinson's trading plan terminates when the last trade is placed under the plan. The last scheduled trade is on August 8, 2025; provided that if any scheduled trades are not placed because of trading conditions set forth in the plan, the trading plan will terminate on February 6, 2026.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1	Restated Certificate of Incorporation	10-K	No. 000-09992	3.1	August 16, 2019

3.2	Amended and Restated By-Laws	8-K	No. 000-09992	3.1	November 4, 2022

10.1	Calendar Year 2025 Executive Incentive Plan*+

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350^

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
^ Furnished herewith
* Denotes a management contract, plan or agreement.
+ Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA CORPORATION
(Registrant)

May 1, 2025	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

May 1, 2025	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 1, 2025	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)