Form 10-K
period 2025-06-30
KLA CORP
filed 2025-08-08
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.      ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes ☐     No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as of December 31, 2024, was approximately $83.7 billion.
The registrant had 131,961,370 shares of common stock outstanding as of July 21, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2025 Annual Meeting of Stockholders (“Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended June 30, 2025, are incorporated by reference into Part III of this report.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continues,” “thinks,” “seeks,” “commits,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include those regarding, among others: the impact of tariffs on our business; forecasts of the future results of our operations, including profitability; orders for our products and capital equipment generally; sales of semiconductors; the investments by our customers in advanced technologies and new materials; growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of order backlog; our future product shipments and product and service revenues; our future gross margins; our future research and development (“R&D”) expenses and selling, general and administrative (“SG&A”) expenses; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for R&D; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; the effect of future compliance with laws and regulations; our future effective income tax rate; our recognition of tax benefits; the effects of any audits or litigation; future payments of dividends to our stockholders; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments, cash generated from operations and the unfunded portion of our Revolving Credit Facility (as defined below in Item 1A “Risk Factors”) to meet our operating and working capital requirements, including debt service and payment thereof; future dividends, and stock repurchases; our compliance with the financial covenants under the Credit Agreement (as defined below in Item 1A “Risk Factors”) for our Revolving Credit Facility; the adoption of new accounting pronouncements; our repayment of our outstanding indebtedness; and our environmental, social and governance (“ESG”) related targets, goals and commitments.
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
•Tariffs and other trade restrictions;
•Costly intellectual property (“IP”) disputes that could result in our inability to sell or use the challenged technology;
•Risks related to the legal, regulatory and tax environments in which we conduct our business;
•Differing stakeholder expectations, requirements and attention to ESG matters and the resulting costs, risks and impact on our business;
•Unexpected delays, difficulties and expenses in executing against our environmental, climate, or other ESG targets, goals and commitments;
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
•Climate change, earthquake, flood or other natural catastrophic events, public health crises or terrorism and the adverse impact on our business operations;
•The war between Ukraine and Russia, continued escalation of hostilities in the Middle East, and the significant military activity in those regions;
ii

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
This report also contains ESG-related statements based on hypothetical scenarios and assumptions as well as estimates that are subject to a high level of uncertainty, and these statements should not necessarily be viewed as being representative of current or actual risk or performance, or forecasts of expected risk or performance. In addition, historical, current, and forward-looking environmental and social-related statements are in various instances based on standards for measuring progress that are still developing, and internal controls and processes that continue to evolve. Forward-looking and other statements in this report or elsewhere including regarding our corporate responsibility and sustainability progress, plans and goals, are in some instances informed by various stakeholder expectations, including certain third-party standards and frameworks; as such, the inclusion of such statements is not an indication that these matters are necessarily material for the purposes of complying with or reporting pursuant to the U.S. federal securities laws and regulations or other reporting obligations, even if we use the word “material” or “materiality” in this report or elsewhere.
For a more detailed discussion of these and other risk factors, that might cause or contribute to differences from the forward looking statements in this report, see Item 1A “Risk Factors” as well as Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. You should carefully review these risks and also review the risks described in other parts of this report and in documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q that we will file in the fiscal year ending June 30, 2026. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation and do not intend to update the forward-looking statements in this report after the date hereof.
iii

PART I
ITEM 1.BUSINESS
The Company
KLA Corporation and its majority-owned subsidiaries (“KLA” or the “Company” and also referred to as “we,” “our,” “us” or similar references) are suppliers of industry-leading equipment and services that enables innovation throughout the electronics industry. We provide advanced process control and process-enabling solutions for manufacturing wafers, reticles/masks, chemicals/materials, integrated circuits (“IC” or “chip”), packaged ICs and printed circuit boards (“PCB”), as well as comprehensive support and services across our installed base. Our suite of advanced products, coupled with our unique process control software and services, allow us to deliver the solutions our customers need to achieve their technology advancement and high-volume production goals by significantly improving yields, while simultaneously reducing waste, risks and costs. This improves our customers’ overall profitability and return on investment. Our services business, which accounted for approximately 22% of our revenue in fiscal 2025, increases the value of our contract offerings and promotes the extension of system lifetimes.
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
Within the PCB and Component Inspection segment, we enable electronic device manufacturers to inspect, test and measure PCBs, IC substrates and packaged ICs to verify their quality, pattern the desired electronic circuitry on the relevant substrate and perform three-dimensional shaping of metalized circuits on multiple surfaces.
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
Our business depends upon the capital expenditures of semiconductor, semiconductor-related and electronic device manufacturers. This is driven by the current and anticipated market demand for ICs, products utilizing ICs and other electronic components. We do not consider our business to be seasonal. Still, our business has historically been cyclical with respect to the capital equipment procurement practices of semiconductor, semiconductor-related and electronic device manufacturers, and it is impacted by the investment patterns of such manufacturers in different global markets. Downturns in the semiconductor or other industries in which we operate, slowdowns in the worldwide economy, customer consolidation as well as recent political and regulatory changes could have a material adverse effect on our future business and financial results.
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
The semiconductor capital equipment industry has been experiencing multiple growth drivers bolstered by demand for semiconductors from leading-edge foundry and logic manufacturers to support computational power and connectivity and continued investment by our customers in legacy nodes. Adoption of EUV in high volume manufacturing (“HVM”) for Logic and DRAM memory is driving new process control requirements and growth in key markets for KLA. Demand for advanced semiconductor technologies, particularly evident in the 2-nanometer node, which is seeing higher levels of investment and process control intensity, continues to drive investments in AI. Increasing complexity and value of semiconductor packages, particularly for AI and High-performance computing (“HPC”) applications, is also driving significant growth in the advanced packaging business. The digitization of all industries, including 5G markets and advances in healthcare and industrial applications, together with the increasing adoption of electric vehicles and intelligence in automobiles, are powering leading-edge design node technology investments and capacity expansions.
Regionalization of semiconductors has become a trend as access to semiconductors is viewed from the lens of national security. China remains as a major region for the manufacturing of legacy node logic and memory chips, adding to its role as the world’s largest consumer of ICs. The Chinese government initiatives around self-sustainability are propelling China to expand its domestic manufacturing capacity. Although China is currently seen as an important long-term growth region for the semiconductor capital equipment sector, Commerce has added certain China-based entities to the U.S. Entity List (a list of parties that are generally ineligible to receive U.S. regulated items without prior licensing from Commerce), restricting our ability to provide products and services to such entities without an export license. In addition, Commerce has imposed export licensing requirements on China-based customers that are military end users or engaged in military end uses. It also requires our customers to obtain an export license when they use certain semiconductor capital equipment based on U.S. technology to manufacture products connected to certain entities on the U.S. Entity List.

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
Our key R&D activities during the fiscal year ended June 30, 2025 involved the development of process control and process-enabling solutions for front end semiconductors and advanced packaging. Our primary R&D centers are located in the U.S., United Kingdom (“U.K.”), India, China, Singapore and Israel. For information regarding our R&D expenses during the last three fiscal years, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
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
Customers
We count among our largest customers the leading semiconductor, semiconductor-related and electronic device manufacturers in Asia, the U.S. and Europe. Our future performance will depend, in part, on our ability to continue to compete successfully in Asia, one of the largest markets for our equipment. Our business depends on capital expenditures from these manufacturers which, in turn, depend on many factors including general economic conditions, anticipated market demand, evolving government regulations and capacity constraints. Our ability to compete in this area depends upon the continuation of favorable trading relationships between countries in the region and the U.S., and our continuing ability to maintain satisfactory relationships with leading semiconductor companies in the region.
For the fiscal years ended June 30, 2025, 2024 and 2023, the following customers each accounted for more than 10% of total revenues, primarily in the Semiconductor Process Control segment:

Fiscal Year Ended June 30,
2025	2024	2023
Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited
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
In addition to sales and service offices in the U.S., we conduct sales, marketing and services out of subsidiaries or branches in many regions; some of the largest include China, Germany, Israel, Japan, Korea, Singapore, Taiwan and the U.K. We believe sales outside the U.S. will continue to be a significant percentage of our total revenues. International revenues accounted for approximately 89% of our total revenues in both of the fiscal years ended June 30, 2025 and 2024 and 88% of our total revenues in the fiscal year ended June 30, 2023. Additional information regarding our revenues from foreign operations for our last three fiscal years can be found in Note 18 “Segment Reporting and Geographic Information” to our Consolidated Financial Statements.
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
Products and Services
KLA develops industry-leading process control and yield management solutions and services that enable innovation throughout the semiconductor and related electronics industries. We provide advanced process control and process-enabling solutions for manufacturing wafers, reticles, ICs, packaging, PCBs and IC substrates. In March 2024, we made the decision to exit our business of manufacturing flat and flexible panel displays (“Display”) by announcing the end of manufacturing of most Display products, but we will continue to provide services to the installed base of Display products for existing customers.
The Semiconductor Process Control segment offers a comprehensive portfolio of inspection, metrology, chemistry process control and software products and related services, which support the semiconductor ecosystem from R&D to final volume production. For IC manufacturing, our systems support the production of all chip types including advanced logic, DRAM, 3D NAND, power devices, MEMS, legacy design node chips and more. Our substrate manufacturing systems support the production of a broad range of wafer types and sizes including silicon, prime silicon SOI, sapphire, glass, wide bandgap substrates (e.g., SiC, GaN) and more. Our reticle systems support quality control during the manufacturing of optical and EUV reticle types. We also make products that support chemical/materials quality control, and process tool development and qualification. Our products and services for chip, wafer, reticle, packaging, solar, hard disk drive, original equipment manufacturer and chemical/materials manufacturing are designed to provide comprehensive solutions that help our customers accelerate development and production ramp cycles, achieve higher and more stable product yields and improve their overall profitability. The Semiconductor Process Control segment offers a variety of solutions and products, including:

Segment	Technologies	Products
Semiconductor Process Control

Chip Manufacturing: Defect Inspection and Review
Inspection and review tools are used to identify, locate, characterize, review, and analyze defects on various surfaces of patterned and unpatterned wafers.
39xx Series, 29xx Series, C30x Series, eSi50™, Voyager® Series, 8 Series, Puma™ Series, Micro-SR™, CIRCL™ Series, Castor™, Surfscan® Series, eDR7380™ Series, eDRX™ Series.

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
Surfscan® Series, eDR7380™ Series, eDRX™ Series, WaferSight™ Series, MicroSense® wafer geometry product family, SensArray® product family, Candela® Series.

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

Kronos™ Series, Micro-SR™, CIRCL™-AP, irArcher® Series, PWG5™ with XT Option, eDR7380™, QualiSurf® Series, Quali-Line® Prima®, Quali-Fill® Libra® Series, QualiLab Elite® Series, SensArray® product family.

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
Klarity® product family, 5D Analyzer®, OVALiS, aiSIGHT™, Anchor product family, RDC, FabVision® Series, ProDATA™, PROLITH™, I-PAT®, SPOT®.
KLA Pro Systems: Certified and Remanufactured Products Inspection and metrology systems support the manufacture of larger design node chips and ≤200mm wafer manufacturing.	Surfscan® Series, 2835, 2367 Pro, ASET-F5x Pro, Archer™ Series.
General Purpose/Lab Application Specialty Semiconductor Manufacturing, Benchtop Metrology, Surface Characterization, Material Strength Characterization and Electrical Property Measurement.	HRP® -260, Zeta™ Series, Tencor® P Series, Nano Indenter® G200X, Alpha-Step® Series, Filmetrics® F Series, Filmetrics® R Series, iMicro, iNano®, Filmetrics® Profilm3D® Series, NanoFlip.
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

Segment	Technologies	Products
Specialty Semiconductor Process
	Specialty Semiconductor Manufacturing Etch, plasma dicing, deposition and other wafer processing technologies and solutions for the semiconductor and microelectronics industry.	SPTS Omega® Series, SPTS Sigma® Series, SPTS Delta™ Series, SPTS Osprey® Series, Primaxx® Series, Xactix® Series, SPTS Mosaic™ Series, MVD Series.
The PCB and Component Inspection segment enables electronic device manufacturers to inspect, test and measure PCBs, IC substrates and packaged ICs to verify their quality, pattern the desired electronic circuitry on the relevant substrate and perform three-dimensional shaping of metalized circuits on multiple surfaces. The PCB and Component Inspection segment offers a variety of solutions and products, including:

Segment	Technologies	Products
PCB and Component Inspection
	PCB Direct imaging, inspection, optical shaping, inkjet and additive printing as well as computer-aided manufacturing and engineering solutions for the PCB and IC substrate market.	Serena™, Orbotech Corus™ Series, Orbotech Infinitum™ Series, Orbotech Nuvogo™ Fine/ Nuvogo™ Series, Orbotech Diamond™ Series, Lumina™, Orbotech Ultra Dimension™ Series, Orbotech Ultra Fusion™/ Fusion™ Series, Orbotech Discovery™ II Series, Orbotech Precise™ Series, Orbotech Ultra PerFix™/ PerFix™ Series, Orbotech Neos™ Series, Orbotech Sprint™ Series, Orbotech Magna™ Series, Frontline product family.
	Component Inspection and metrology systems for quality control and yield improvement in advanced and traditional semiconductor packaging markets.	ICOS™ F26x, ICOS™ Tx Series, Zeta™-5xx/6xx.
Services
Our service programs enable our customers in all business sectors to maintain the high performance and productivity of our products through a flexible array of service options. Whether a manufacturing site is producing wafers, reticles, ICs or PCB products, our highly trained service teams collaborate with customers to determine the best products and services to meet technology and business requirements.
Backlog
Our backlog, primarily consisting of sales orders where written customer requests have been received, decreased from $9.83 billion as of June 30, 2024, to $7.86 billion as of June 30, 2025, as many of our capacity constrained suppliers made new investments to meet our growing needs, enabling us to deliver products more quickly than in the pandemic and early post-pandemic periods. Lead-time expectations, particularly from our largest customers, reverted to historical levels from the elevated lead times driven by the post-pandemic induced supply chain disruptions, and demands from a large number of new fabs in Asia normalized following multiple years of strong deliveries. We expect to recognize approximately 71% to 76% of this amount as revenue in the next 12 months, 20% to 25% in the subsequent 12 months and the remainder thereafter, but this estimate is subject to constant change. The amount of backlog and timing of revenue recognition is driven by multiple variables, many of which are beyond our control, such as: changes in government regulations, the readiness of customer fabs, end market needs for capacity, changes in the estimated versus actual start time of customers’ projects, timing of delivery and installation dates and supply chain constraints. As customers try to balance the evolution of their technological, production or market needs with the timing and content of orders placed with us, there is increased risk of order modifications, pushouts or cancellations. Our backlog on any particular date does not provide meaningful information about the timing of future revenue recognition.
Manufacturing, Raw Materials and Supplies
We perform system design, assembly and testing in-house and utilize an outsourcing strategy to manufacture components and major subassemblies. Our in-house manufacturing activities consist primarily of assembling and testing components and subassemblies acquired from third-party vendors and integrating those subassemblies into our finished products. Our principal manufacturing activities occur in the U.S., Singapore, Israel, Germany, U. K., Italy and China. Our supply chain strategy incorporates considerations for ethical labor practices, responsible minerals sourcing, and Responsible Business Alliance and SEMI guidelines, and there are increasing regulatory expectations on the environmental, social and/or geographic provenance of materials or components that may at times require us to incorporate further such considerations to our supply chain strategy.

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
Competition
The worldwide market for technologically advanced process control, process-enabling and yield management solutions used by semiconductor and electronics manufacturers is highly competitive, with important competitive factors including system performance, ease of use, reliability, technical service and support, and overall cost of ownership. However, we believe that, while the competitive factors listed are important, the customers’ overriding requirement is for systems that easily and effectively incorporate automated capabilities into their existing development and manufacturing processes to enhance productivity, improve yields and reduce waste. To remain competitive, we use significant financial resources to offer a broad range of products, to maintain customer service and support centers worldwide, and to invest significantly in product R&D. In each of our product markets, we have many competitors, including companies such as Applied Materials, Inc., ASML Holding N.V., Hitachi High-Technologies Corporation, Onto Innovation, Inc. and Lasertec, Inc., some of which may have greater financial, research, engineering, manufacturing and marketing resources than we have. We expect our competitors to continue to improve the design and performance of their current products and to introduce new products with improved pricing and performance characteristics. We may also face future competition from new market entrants overseas or domestically. Our ability to compete in this area depends upon the continuation of favorable trading relationships between countries in the region and the U.S., and our continuing ability to maintain satisfactory relationships with leading semiconductor companies in the region. We maintain our market position by building long-term relationships with our customers to meet their dynamic needs, as well as anticipating future market demands and enabling our customers to accelerate adoption and production of new technologies, as discussed further in the “Industry” section of this Item 1. Management believes that we are well positioned in the market with our industry-leading portfolio of products and services. However, any loss of competitive position could negatively impact our prices, customer orders, revenue, gross margin and market share. Should this occur, it could negatively impact our operating results and financial condition.
Patents and Other Proprietary Rights
We protect our proprietary technology through reliance on a variety of IP laws, including patent, copyright and trade secret. We have filed and obtained a number of patents in the U.S. and abroad and intend to continue pursuing the legal protection of our technology through IP laws. As of June 30, 2025, we owned over 8,500 active patents in the U.S. and other countries and had over 3,500 U.S. and foreign patent applications pending. Our patents have various terms expiring through 2044. In addition, from time to time, we acquire license rights under U.S. and foreign patents and other proprietary rights of third parties, and we attempt to protect our trade secrets and other proprietary information through confidentiality and other agreements with our customers, suppliers, employees and consultants, and through other security measures.
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

Government Regulations
We are subject to a variety of federal, state and local governmental laws and regulations worldwide, including, but not limited to, laws, rules and regulations related to anti-corruption, antitrust, data privacy requirements, employment, environmental, foreign exchange controls, health and safety requirements, immigration, import/export requirements, IP and tax. Compliance with these laws and regulations does not presently have a material effect on our capital expenditures, financial condition, results of operations or competitive position. Any failure to comply with laws and regulations may subject us to a range of consequences including fines, suspension of certain of our business activities, limitations on our ability to sell our products, obligations to remediate in the case of environmental contamination, and criminal and civil liabilities or other sanctions. Changes in environmental laws and regulations could require us to invest in potentially costly pollution control equipment, alter our manufacturing processes or use substitute materials. Our failure to comply with laws, rules and regulations could subject us to future liabilities.
The recent imposition of tariffs by the U.S. government (“U.S. Tariffs”), along with countermeasures taken by foreign countries, have had an adverse impact on our results of operations, although the impact was not material in fiscal year 2025. There is uncertainty around the ultimate duration, size and substance of the tariffs, including reciprocal actions against the U.S. by other countries.
For information about risks related to government regulations, see Item 1A “Risk Factors” in this Annual Report on Form 10-K.
Environmental, Social and Governance Initiatives
KLA strives to proactively manage and address the ESG topics most important to our stakeholders. Guided by our values, we have integrated ESG considerations into many of our business practices and policies, and work together with our customers, peers, partners and suppliers to promote improvement in human rights, labor, environment, health and safety, anti-corruption, ethics and management system standards within our operations and our supply chain. Our ESG initiatives are another way KLA seeks to deliver long-term value for our stockholders and draw on our core values.
We work across our global footprint to shape a more sustainable future in collaboration with our customers and suppliers. As part of our drive to be better, we have science-based targets to reduce emissions which were validated in 2024 by the Science Based Target Initiative (“SBTi”). Our targets include using 100% renewable electricity across our global operations by 2030, reducing our Scope 1 and 2 emissions by 50% by 2030 and achieving net zero Scope 1 and 2 emissions by 2050. These targets covering Scope 1 and 2 emissions utilize a 2021 baseline.
In January 2025, we entered into a long-term virtual power purchase agreement to purchase a portion of the output generated from a solar energy project for a fixed price. As part of this agreement, we will also receive renewable energy credits commensurate with the power we acquire. These credits allow us to characterize a commensurate portion of our energy usage as deriving from renewable energy, helping to reduce our Scope 2 greenhouse gas (“GHG”) emissions, and accelerating the progress towards our targets mentioned above. This agreement had no material impact on our results of operations, financial condition or cash flows during the year ended June 30, 2025.
We understand that sustainability is a shared endeavor across the value chain and broader economy. Beginning in 2023, KLA engages directly with key supply chain partners (as defined by their share of our purchased goods and services emissions) to reduce their contribution to our Scope 3 footprint, align on common goals and enhance overall transparency. Our company-wide Environmental Management Policy underscores complying with applicable environmental laws and standards across company locations globally. In 2023, we established a global waste and water policy to guide our efforts in these spaces as well. KLA recognizes the importance of protecting and respecting our environment and energy resources throughout our operations for future generations, and follows the recommendations of the Task Force on Climate-Related Financial Disclosures, transparently reporting climate-related governance, strategy, risk management, metrics and targets to our stakeholders. We continue to monitor various risks, including climate-related and other ESG-related risks, even if some are not currently expected to have a material impact on KLA’s business or financial condition for assessed time horizons.
For more information on ESG, see KLA’s 2023 Global Impact Report on our website; however, this citation is provided solely for informational purposes and the content of KLA’s 2023 Global Impact Report is expressly not incorporated by reference into this filing. We include details in our 2023 Global Impact Report and other similar disclosures that are not included in this Form 10-K because we seek to be responsive to various areas of interest of our stakeholders; however, such information generally does not, and is not expected to, have a material effect on our capital expenditures, financial condition, results of operations or competitive position. In addition, no assurance can be given that our ESG initiatives will have the intended results or be able to be completed as currently envisioned, whether due to cost, feasibility or other constraints. Our

2024 Global Impact Report is expected to be published in the first quarter of fiscal 2026 and, for the avoidance of doubt, is also not incorporated by reference into this filing.
Human Capital Management
At KLA, our success is driven by the unique tapestry of backgrounds and experiences that all employees bring to the table. We recognize that our competitive advantage is our people and the technology they develop. We believe it is critical to anticipate, attract, grow and inspire talent that exhibits our core values. As talent and retention continue to be a challenging issue for many companies, we strive to work proactively to address these concerns. We also aim to support employees’ personal and professional growth. Our talent development programs focus on developing the whole person through comprehensive training offerings, employee engagement programs and health and wellness activities. We work to lead through exceptional training programs and professional development while providing our employees with a safe, secure and healthy environment that enables them to thrive and feel included and empowered.
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
Our Workforce
As of June 30, 2025, we had approximately 15,000 regular full-time employees and approximately 200 part-time and temporary employees in facilities located in 18 major regions. Approximately 32% of our regular full-time employees are located in the U.S., 19% in Europe and Middle Eastern countries and 49% in Asia, with approximately 20% engaged in manufacturing, 27% in R&D, 28% in customer service, 5% in sales and marketing and 20% in other roles. None of our employees are represented by a labor union; however, there is a trade union delegation for our employees in Belgium and our employees in the German operations of our MIE and Laser Imaging Systems business units are represented by employee works councils. We have not experienced work stoppages and believe that our employee relations are good.
In fiscal year 2025, our overall employee voluntary turnover rate was under 3.8%.
Compensation and Benefits
At KLA, our talent is the heartbeat of our organization. We value our employees as individuals and aim to recognize and support their needs so they can bring their best selves to work every day. We engage with our employees about what they need to be successful in and beyond the workplace.
We conduct an annual compensation review to ensure our total compensation is competitive and fair relative to our peers and internal standards. We link a significant portion of compensation to Company and business unit performance. A broad base of our employees is eligible for our long-term benefit program, to share in our success, through restricted stock units (“RSU”) and an Employee Stock Purchase Plan (“ESPP”). We also provide incentive bonus or profit sharing to employees.
In addition to providing our employees with competitive compensation packages, we provide a range of benefits to support employee well-being. Our benefits are designed to meet the needs of employees and their families and may include leave programs (e.g., paid time off, parental leave and bereavement leave), health coverage, income replacement programs, retirement savings schemes and access to employee assistance and work-life programs, based on local needs and practices. In several regions, we offer programs and opportunities to employees to help improve their health and well-being. KLA’s virtual and in-person well-being course offerings encompass physical, financial, and mental health.
Inclusion for All
We believe inclusion is everybody’s job, and that making it a reality requires not just policies but also conscious, considerate individual actions, multiplied daily across the organization. Through our ongoing Inclusion for All initiative, we aim to create a sense of belonging that weaves throughout KLA, embracing each individual’s backgrounds and experiences, celebrating everyone’s perspectives and knitting together teams that drive corporate and personal success.
Learning and Development
We offer our employees opportunities to advance their careers at KLA. We emphasize stretch assignments, on-the-job development, as well as classroom and online training. Our employees have access to a wide range of programs, workshops, classes and resources to help them excel in their careers and share what they know with others. Our performance management process includes performance feedback against goals and a review of key competencies that are needed to be successful at KLA and career development discussions.
We emphasize frequent one-on-one meetings between managers and employees and regular coaching and feedback sessions. Through coaching and mentorship programs, our employees are inspired to push the boundaries of their comfort zones and seek creative solutions.
If our employees pursue external learning opportunities and education, we have tuition reimbursement programs that support that too. Through our partnerships with Stanford University and the University of Michigan, employees can pursue advanced degrees in engineering that are customized for KLA, and the skills and competencies required to support our customers. We also offer a competitive student loan reimbursement program in the U.S.
We have a robust succession planning process especially targeted at director level positions and above. Additionally, our Values in Action training, also targeted at the director level and above, provides further guidance on our values, business ethics and our focus on Inclusion For All. Most of our employees are also required to take annual training courses and regular certifications related to their work, including those pertaining to the environment, data privacy and workplace health and safety.
Employee Engagement
We conduct regular employee surveys to check in with our global workforce and obtain input on several topics. The feedback we receive from these surveys helps us assess employee sentiment, identify areas of improvement and guides our decision-making as it relates to people management. We created action plans and involved our workforce in developing potential solutions to address these top concerns. We created initiatives including global manager communications, individual and team coaching and a training course titled “Engaging with Engagement” to enable continuous improvement in employee engagement. In addition, our executives conduct regular quarterly webcasts that enable all employees to engage with senior leaders and ask questions in an open Q&A session.
Employee Health and Safety
The health and safety of our employees is paramount to our success. We are committed to providing a safe and healthy workplace for all employees. We accomplish this through promoting strict compliance with applicable laws and regulations regarding workplace safety, including recognition and control of workplace hazards, tracking injury and illness rates, utilizing a global travel health program and maintaining detailed emergency and disaster recovery plans.
Our goal is always zero accidents across our facilities, and to achieve that, we conduct proactive risk assessments and audits to constantly improve our efforts. We implemented a global standard for our incidents to promote consistency across our regions, and continually outperform industry averages for injury rates.
We made a commitment to globalize our ISO 45001 (the internationally recognized standard for Occupational Health & Safety Management Systems) certification and expand our ISO 14001 (the internationally recognized standard for Environmental Management Systems) certification beyond our larger sites. In calendar-year 2024, we achieved the certification for ISO 14001 and ISO 45001 across our main production and R&D facilities. As of calendar year-end 2024, our sites in Singapore; Newport, Wales; Milpitas, California; Ann Arbor, Michigan; Weilburg, Germany; and our two Israel locations in Migdal HaEmek and Yavne are certified to ISO 14001 and ISO 45001.
We are focused on reducing safety risks across business units and at corporate sites worldwide. We revised our approach to risk assessments to “risk rank” our own operations. We are utilizing this system not only to measure our own performance, but also to help improve the performance of our supply chain and customers. All new hires are required to complete a health and safety training program. In addition, our service technicians are required to achieve and maintain role-specific safety training certifications. Our excellent safety record, which is less than half of the semiconductor industry average, is a tribute to our employees’ efforts, the breadth and depth of our training programs and our dedication to safety policy management.
For more information on Human Capital, see KLA’s 2023 Global Impact Report on our website; however, this citation is provided solely for informational purposes, and the content of KLA’s 2023 Global Impact Report is expressly not incorporated by reference into this filing.
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
•Tariffs and other trade restrictions;
•IP disputes can be expensive and could result in an inability to sell our products in certain jurisdictions;
•Differing stakeholder expectations, requirements and attention to ESG matters, including any targets or other ESG initiatives, could result in additional costs or risks or adversely impact our business;
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
•Natural disasters, such as earthquakes, public health crises, acts of terrorism or war or other catastrophic events, and the lack of insurance thereof, could significantly disrupt our operations, including affecting the global supply chain, for lengthy periods of time;
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

•Political instability, geopolitical tensions, natural disasters, legal or regulatory changes, acts of war such as the wars between Russia and Ukraine and the military conflicts in the Middle East and further escalation thereof, or terrorism in regions where we, our customers or our suppliers have operations or where we or they do business;
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
Over the past several years, there have been a variety of rules and regulations issued by Commerce that have had an impact on our ability to sell certain products and provide certain services to certain customers in China. These rules and regulations may significantly harm our business, results of operations, financial condition and cash flows in future periods, unless we are able to obtain required licenses.
We maintain significant operations outside the United States, and existing and evolving trade restrictions imposed by the U.S. and other governments could significantly disrupt our global operations. The U.S. government has tightened export controls for commodities, software, and technology (collectively, “items”) destined to China over the past several years. These controls have included, for example, restrictions on exporting certain items to military end users and for military end uses, the addition of numerous entities to the U.S. Entity List (a list of parties that are generally ineligible to receive U.S.-regulated items without prior licensing from Commerce), and the creation of new licensing requirements that apply to the export, re-export, and transfer of certain foreign-made items that are the direct product of U.S. origin technology or produced by a plant or major component of a plant that itself is the direct product of U.S. origin technology and which are destined to Huawei or its affiliates and other specified companies on the U.S. Entity List, and other facilities in China where the production of advanced node IC occurs.
In October 2022, Commerce published the 2022 BIS Rules (the “2022 BIS Rules”) that introduced restrictions related to semiconductor, semiconductor manufacturing, supercomputer, and advanced computing items and end uses. These rules impose restrictions on our ability to sell, ship and support certain equipment and otherwise conduct business with certain counterparties, primarily including China-based companies involved in advanced semiconductor manufacturing. Further, the 2022 BIS Rules impose restrictions on the activities of U.S. persons with respect to certain items that are not subject to the Export Administration Regulations (“EAR”), which departs from Commerce’s typical practice of controlling items that are subject to the EAR, and could further restrict our ability to conduct business in China. In October 2023, Commerce issued the 2023 BIS Rules (the “2023 BIS Rules”) designed to update export controls on advanced computing semiconductors and semiconductor manufacturing equipment, as well as items that support supercomputing applications and end-uses, to certain D1, D4 and/or D5 countries in Supplement No. 1 of Part 740 of the U.S. EAR, including China. The 2023 BIS Rules adjust the parameters included in the 2022 BIS Rules that determine whether an advanced computing chip is restricted and impose new measures to address risks of circumvention of the controls established by the 2022 BIS Rules.
In December 2024 and January 2025, Commerce again issued incremental 2024 BIS Rules and 2025 BIS Rules, adding even more companies to the U.S. Entity List and revising the definition of advanced DRAM, further restricting our ability to provide certain items and services to facilities in China producing advanced DRAM ICs. Commerce may continue to add China-based entities to the U.S. Entity List and impose other end use or end user export restrictions, which could disrupt or prevent our product shipment, and further disrupt our revenue recognition, business operations and our ability to support our customers in China.

These rules and regulations may significantly harm our business unless we are able to obtain required licenses. We will continue to apply for export licenses, when required, in an effort to avoid disruption to our and our customers’ operations, but there can be no assurance that export licenses applied for by either us or our customers, now or in the future, will be granted. To the extent Commerce does issue licenses to us or to our customers, such licenses may have a short duration or require us to satisfy various conditions. If pending and future export license applications are not granted, or additional restrictions are imposed, or if regulators adopt new interpretations of existing regulations, the potential impact on us could be material by disrupting our supply chain and product shipment, impairing our ability to complete product development in a timely manner, or our ability to support existing customers of covered products or supply customers of covered products outside the impacted regions, and requiring us to transition certain operations out of one or more of the identified countries. Failure to obtain export licenses have harmed and could continue to harm our backlog, requiring us to return substantial deposits received from customers in China for purchase orders, and/or further limiting our ability to meet our contractual obligations and sell our products or provide services to our customers in China. In addition, the U.S. export restrictions on semiconductors and semiconductor technology to China and Chinese customers may reduce the need for our products and make it easier for our China-based competitors to develop and sell their own products and take market share from us.
We may lose revenue in future periods related to anticipated sales to customers in China unless we are able to replace their orders with other customer orders for which either an export license has been obtained or is not required. Our revenue from sales of products and provision of services to customers in China was 33%, 43% and 27% for fiscal years 2025, 2024 and 2023, respectively, and future revenue from China as a percentage of our overall revenue may decline as a result of the current and future Commerce rules and regulations.
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
Recently announced and future U.S. tariffs or other restrictions placed on imports, retaliatory trade measures taken by other countries and resulting trade wars may have a material adverse impact on our results of operations.
In 2025, the U.S. implemented a number of tariffs on goods imported into the U.S., on a country and industry-specific basis (including aluminum, copper and steel). While some of the U.S. Tariffs have been paused, certain U.S. Tariffs are currently in effect, including a base tariff on nearly all imports into the U.S., certain reciprocal tariffs by country, and certain sectoral tariffs on copper, aluminum and steel, among others. In retaliation to the tariffs imposed on U.S. imports, a number of other countries announced reciprocal tariffs on goods imported from the U.S. While most countries paused their reciprocal tariffs on U.S. imported goods, those reciprocal tariffs could be reinstated at any time. Tariffs imposed by the U.S. on goods imported into the U.S. and tariffs imposed by other countries on U.S. goods imported into those countries may continue to evolve.
In April 2025, Commerce announced the initiation of investigations into the effects on U.S. national security of imports of semiconductors under Section 232 of the Trade Expansion Act of 1962. The scope of the investigations include semiconductors, semiconductor manufacturing equipment and their derivative products including semiconductor substrates and bare wafers, legacy chips, leading-edge chips, microelectronics and other components. While the results of the investigations are currently unknown, they may result in additional tariffs and trade restrictions which may adversely impact our business.
The U.S. Tariffs have increased our cost of revenues due to the increase in the cost of importing foreign sourced components to our U.S. facilities to build the products that we manufacture in the U.S. Tariffs imposed on U.S. goods by other countries may harm demand for our products from customers in those regions, or may cause our customers in those regions to push out or cancel previously placed purchase orders. In addition, we have had to return deposits given to us by our customers upon cancellation of their purchase orders. Moreover, tariffs can make it difficult for us and our customers and suppliers to make and execute business and capital equipment investment plans or increase supply chain complexity, which may have an impact on our ability to source the materials necessary to manufacture our products.
Our efforts to address these risks, such as through operational adjustments and pricing strategies, may not be successful. Such efforts may need time to take effect and may have an adverse impact on our results of operations.
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
Additionally, we are subject to various domestic and international environmental laws and regulations, including those that control and restrict the use, transportation, emission, discharge, storage, and disposal of certain chemicals, gases and other substances. Current and proposed restrictions on per- and polyfluoroalkyl substances (“PFAS”) may negatively impact our supply chain due to potentially decreased availability, or non-availability, of PFAS-containing products or commercially feasible alternatives. Any failure to comply with applicable environmental laws, regulations or requirements may subject us to a range of consequences, including fines, suspension of certain of our business activities, limitations on our ability to sell our products, obligations to remediate environmental contamination, and criminal and civil liabilities or other sanctions. Some of these laws impose strict liability for certain releases, which may require us to incur costs regardless of fault or the legality of actions at the time of release. In addition, changes in environmental laws and regulations (including any relating to climate change and GHG emissions) could require us, or others in our value chain, to install additional equipment, alter operations to incorporate new technologies or processes, or revise process inputs, among other things, which may cause us to incur significant costs or otherwise adversely impact our business performance. Various agencies and governmental bodies have expressed particular interest in promulgating rules relating to climate change or other sustainability matters. For example, policymakers in the European Union, the State of California and elsewhere have adopted, or are considering adopting, various legal requirements on disclosures or other actions on certain climate or other sustainability matters. We also face increasing complexity in our manufacturing, product design and procurement operations as we adjust to new and prospective requirements relating to the composition of our products, including restrictions on lead and other substances and requirements to track the sources, production methods, or provenance of certain metals and other materials. The cost of complying, or failing to comply, with these and other regulatory requirements or contractual obligations could adversely affect our operating results, financial condition and ability to conduct our business.
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
Differing expectations, requirements and attention to ESG matters from our stakeholders, including any targets or other ESG initiatives, could result in additional costs or risks or adversely impact our business.
Certain investors, capital providers, shareholder advocacy groups, other market participants, customers and other stakeholder groups have focused on companies’ ESG initiatives, including those regarding climate change, human rights and inclusion and diversity, among others. This has increased, and may in the future continue to increase, certain of our compliance and disclosure costs, and may also result in further impacts on our business, financial condition or results of operations, including changes in demand for certain types of products.
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
Although we have engaged, and expect to continue to engage, in certain voluntary ESG initiatives, to improve the ESG profile of our operations and product offerings, we cannot guarantee that such efforts will have the intended results, including whether we are able to measure and disclose related data of sufficient quality or timeliness or in accordance with particular methodological practices. For example, we have adopted certain GHG emissions reduction targets for Scope 1, 2 and 3 emissions. Although several of these goals have been validated by SBTi, our estimates concerning the timing and cost of implementing our goals are subject to risks and uncertainties, some of which are outside of our control. In addition, standards for calculating and disclosing emissions and other sustainability metrics continue to evolve, which can result in inconsistencies or other changes to data over time, revisions to our strategies and targets, or our ability to achieve them, subjecting us to additional scrutiny. Standards for ESG metrics and reporting continue to evolve due to a variety of factors, and our disclosures are expected to evolve as well, whether in response to regulatory requirements or otherwise; however, we cannot guarantee that our approach will align with any particular methodology or stakeholder expectations. Any failure, or perceived failure, to disclose in keeping with best practices, regulations, or other stakeholder expectations or to successfully achieve our voluntary goals, or the manner in which we achieve some or any portion of our goals, could adversely impact our reputation or, to the extent related to our sustainability-linked capital sources, financial condition and results of operations.
Our ESG efforts have included, and may in the future include further adoption, or expansion, of certain ESG practices or policies, which may require us to expend additional resources to implement or to forego certain business opportunities to the extent others in our value chain do not meet pertinent requirements of such policies. By contrast, any failure, or perceived failure, to conform to such policies could have an adverse impact on our reputation and business activities. Our performance may be subject to greater scrutiny as a result of our announcement of any goals or policies and the publication of our performance against the same. Stakeholders may have different, and at times conflicting, expectations. While some external sources may seek to pressure us to adopt additional or more aggressive ESG initiatives, there are simultaneous efforts by others to reduce companies' efforts on such matters. Such proponents and opponents of ESG matters are increasingly resorting to activism or litigation to advance their perspectives. In addition, as noted above, regulators, including European Union and State of California, have adopted, or are considering adopting, regulations regarding ESG matters, including, but not limited to, climate change-related matters. Such regulatory approaches are not uniform, which may increase the cost and complexity of compliance. Addressing stakeholder expectations, including regulations, entails costs and any failure to successfully navigate such expectations may result in reputational harm, loss of customers or contracts, potential regulatory or investor engagement, or other adverse impacts to our business. Such ESG matters also impact at least certain of our suppliers and customers, which may compound or cause new impacts on our business, financial condition or results of operations.
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
In the conduct of our business, we and certain of our third-party providers collect, use, transmit and store data on information systems and networks, including systems, software, hardware and networks owned and maintained by KLA and/or by third-party providers (collectively, “IT Systems”). This data includes confidential information, transactional information and IP belonging to us, our customers and our business partners, as well as personal information of individuals (collectively, “Confidential Information”). We also integrate and use certain third-party services and products, including software, in our IT Systems, and such third-party products, services and systems are beyond our control. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as diverse attack vectors, such as computer viruses, bugs, ransomware and other malware, technological errors and known and unknown vulnerabilities in our software and systems and those of third parties, cyber-related security breaches and similar disruptions from unauthorized intrusions, tampering, misuse or criminal acts made directly against our systems or networks, or through our third-party providers or the supply chain, including social engineering, phishing, or other events or developments that we may be unable to anticipate or fail to mitigate, including, but not limited to, financial fraud, including check fraud, vulnerabilities or misconfigurations in our IT Systems. In addition, insider actors, malicious or otherwise, could misappropriate our Confidential Information, compromise our IT Systems, tamper with our products or otherwise cause disruptions to our business operations. Moreover, we have acquired and continue to acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures, which may expose us to significant cybersecurity, operational and financial risks. Remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.
We and our third-party providers regularly experience cyber-attacks and events and on occasion incidents involving unauthorized access to IT Systems and Confidential Information and, although no such attacks, events or incidents have materially impacted our operations or financial results to date, there can be no assurance that such attacks, events or incidents will not be material to KLA in the future. Because the techniques used to perpetrate cyberattacks and other security incidents change frequently and increasingly leverage technologies such as AI, cyber-attacks may not be recognized until launched against a target and are increasingly designed to circumvent controls, avoid detection and remove or obfuscate forensic artifacts. As such, we may be unable to anticipate these techniques, implement adequate preventative measures, or adequately identify, investigate and recover from cybersecurity incidents. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. We strive to prioritize the remediation of identified security vulnerabilities based on known and anticipated risks, and we aim to patch vulnerabilities within reasonable timeframes. However, we are unable to comprehensively identify all vulnerabilities (particularly as related to third-party software and systems), apply patches or confirm that mitigating measures are in place, or ensure that any patches will be applied by us or our third parties before exploitation by a threat actor. If attackers are able to exploit vulnerabilities before patches are installed or mitigating measures are implemented, significant compromises could impact our IT Systems and Confidential Information. Moreover, AI may be used to generate cyberattacks as AI capabilities improve and are increasingly adopted. These attacks crafted with AI tools could directly attack our IT Systems or Confidential Information with greater speed and/or efficiency than a human threat actor or create more effective phishing emails. In addition, the threat could be introduced from the result of us, our customers or business partners incorporating AI into our respective businesses, for example, introducing malicious code by incorporating AI generated source code.
Any impact to the availability, integrity or confidentiality of our IT Systems of Confidential Information can materially adversely impact our business, operations and financial condition directly, or indirectly by impacting third parties in the supply chain, in many potential ways: disruptions to operations; misappropriation, corruption or theft of Confidential Information; misappropriation of funds and Company assets; reduced value of our investments in research, development and engineering; litigation (including class action lawsuits) with, or payment of damages to, third parties; reputational damage; costs to comply with regulatory inquiries or actions; data privacy issues; costs to rebuild our IT Systems or restore our Confidential Information; and increased cybersecurity protection and remediation costs. Cybersecurity incidents affecting our customers could result in substantial delays in our ability to ship to those customers or install our products, which could result in delays in revenue recognition or the cancellation of orders, and cybersecurity incidents affecting our suppliers could result in substantial delays in our ability to obtain necessary components for our products from those suppliers, which could hamper our ability to ship our products to our customers and service them, harming our results of operations. For example, in February 2023, one of our suppliers experienced a ransomware event that caused delays in its manufacturing operations, resulting in its shipment delays to us for components we ordered, which in turn caused delays in some of our outbound shipments during the quarter. Similar events could cause disruptions in the future.
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
At times, we may also enter into strategic alliances or collaborative arrangements with customers, suppliers or other business partners with respect to development of technology and IP. These projects typically require significant investments of capital and exchange of proprietary, highly sensitive information. The success of these alliances and arrangements depends on various factors over which we may have limited or no control, including the other party’s discretion in determining the efforts and resources they will apply to the project, and requires ongoing and effective cooperation with our strategic partners and collaborators. Mergers, acquisitions, strategic alliances and collaborative arrangements are inherently subject to significant risks, and the inability to effectively manage these risks could materially and adversely affect our business, financial condition and operating results.
Disruption of our manufacturing facilities or other operations or those of our suppliers, or in the operations of our customers, due to climate change, earthquake, flood, other natural catastrophic events, public health crises or terrorism could result in cancellation of orders, delays in deliveries or other business activities, or loss of customers and could seriously harm our business.

We have significant manufacturing operations in the U.S., Singapore, Israel, Germany, U. K., Italy and China. In addition, our business is international in nature, with our sales, service and administrative personnel and our customers and suppliers located in numerous countries throughout the world. Operations at our manufacturing facilities and our assembly subcontractors and those of our suppliers, as well as our other operations and those of our customers, are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, public health crises, fire, earthquake, volcanic eruptions, drought, storms, extreme temperatures, energy shortages, spikes in energy demand or power blackouts, disruptions in the availability of water necessary for our operations (including, but not limited to, in areas of relatively high water stress), flooding or other natural disasters. Certain of these events may become more frequent or intense as a result of climate change, or other environmental or social issues, which may in some instances also contribute to chronic changes such as sea-level rise or changes to meteorological or hydrological patterns that may also disrupt our or our suppliers’ operations or otherwise adversely impact our business. Such disruption has caused (as with the COVID-19 pandemic, for example) and could in the future cause inefficiencies in our workforce and delays in, among other things, shipments of products to our customers, our ability to perform services requested by our customers, the ability of our suppliers to supply us components for our products in a timely manner, or the timely installation and acceptance of our products at customer sites. Such disruptions could also induce illiquidity for our customers and suppliers, further straining our supply chain and causing continued uncertainty in customers’ abilities to pay for the products they purchase and their demand for our products and services. In case of any disruptions in our supply chain, we may need to commit to increased purchases and provide longer lead times to secure critical components, which could increase inventory obsolescence risk.
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
The threat of terrorism targeted at, or acts of war in, the regions of the world in which we do business increases the uncertainty in our markets. Any act of terrorism or war that affects the economy or the industries we serve could adversely affect our business. Increased international political instability or geopolitical tensions in various parts of the world, disruption in air transportation and further enhanced security measures as a result of terrorist attacks may hinder our ability to do business and may increase our costs of operations. We maintain significant operations in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and a state of hostility varying in degree and intensity has led to security and economic challenges for Israel. Persistent hostilities involving Iran and Iran-backed groups, including Hezbollah in Lebanon and Hamas in the Gaza Strip, have involved missile strikes against civilian targets in various parts of Israel and attacks on marine vessels traversing the Red Sea. Disruptions in shipping routes in the Red Sea could result in delays in shipping our products to customers, which could delay the timing of revenue recognition. In addition, some of our employees in Israel are obligated to perform annual reserve duty in the Israel Defense Forces, and may be called to active military duty in emergency circumstances. We cannot assess the impact that emergency conditions in Israel may have on our business, operations, financial condition or results of operations, but it could be material. Instability in any region could directly impact our ability to operate our business (or our customers’ ability to operate their businesses), cause us to incur increased costs in transportation, make such transportation unreliable, increase our insurance costs, and cause international currency markets to fluctuate. Instability in any region could also have the same effects on our suppliers and their ability to timely deliver their products. Our insurance does not cover losses we suffer attributable to war. If international political instability and geopolitical tensions continue or increase in any region in which we do business, our business and results of operations could be harmed.
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
In addition, changes to U.S. tax laws will significantly impact how U.S. multinational corporations are taxed on U.S. and foreign earnings. On July 4, 2025, the enactment of the One Big Beautiful Bill Act (“OBBBA”) provides for several permanent changes to the United States tax code including, among other items, modifying the Global Intangible Low-Taxed Income (“GILTI”) and Foreign-Derived Intangible Income (“FDII”) rules that were included in the Tax Cuts and Jobs Act, which was enacted into law on December 22, 2017.
The OBBBA renames GILTI to Net Controlled Foreign Corporation (“CFC”) Tested Income (“NCTI”) and modifies the percentage of foreign earnings under the GILTI regime that is taxable in the U.S. from 50% to 40% for tax years beginning after December 31, 2025. It also renames FDII to Foreign-Derived Deduction Eligible Income (“FDDEI”) and modifies the percentage of U.S. earnings under the FDII regime that is not subject to tax in the U.S. from 37.5% to 33.34% for tax years beginning after December 31, 2025. The net impact of the changes provided by the OBBBA and interpretations of such law may have a material and adverse impact to our effective tax rate beginning in the quarter ending September 30, 2026.
On August 16, 2022, the enactment of the Inflation Reduction Act (“IRA”) introduced a corporate alternative minimum tax (“CAMT”) that was effective for us beginning in the quarter ended September 30, 2023. The CAMT applies a 15% minimum income tax rate on certain large corporations. Although we were not subject to the CAMT in our fiscal year ended June 30, 2025, the enactment of the OBBBA and interpretations of such law may result in our subjection to CAMT liability in future periods, which can have a material and adverse impact to our future effective tax rate.
Numerous countries are evaluating their existing tax laws due, in part, to recommendations made by the Organization for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting (“BEPS”) project. The OECD continues to advance its work under the BEPS 2.0 initiative to develop the framework for Pillar Two, which aims to implement a global minimum tax of 15%. Many countries have enacted or drafted legislation using the Pillar Two framework to propose domestic tax laws requiring a minimum tax rate of 15% (“top-up tax”) on income earned in the respective countries. One country that has adopted Pillar Two legislation is Singapore, where KLA earns significant profits and currently benefits from tax incentives granted by the Singapore Economic Development Board. The tax liability from top-up tax may have a material and adverse impact to our effective tax rate beginning in the quarter ending September 30, 2026.
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
We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply these materials. Generally, we do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers’ orders, we do not maintain an extensive inventory of materials for manufacturing. Through our business interruption planning, we seek to minimize the risk of production and service interruptions and/or shortages of key parts by, among other things, monitoring the financial stability of key suppliers, identifying (but not necessarily qualifying) possible alternative suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, certain key parts are available only from a single supplier or a limited group of suppliers. Also, key parts we obtain from some of our suppliers incorporate the suppliers’ proprietary IP; in those cases, we are increasingly reliant on third parties for high-performance, high-technology components, which reduces the amount of control we have over the availability and protection of the technology and IP that is used in our products. In addition, if certain of our key suppliers experience liquidity issues and are forced to discontinue operations, which is a heightened risk, especially during economic downturns, it could affect their ability to deliver parts and could result in delays for our products. Similarly, especially with respect to suppliers of high-technology components, our suppliers themselves have increasingly complex supply chains, and delays or disruptions at any stage of their supply chains may prevent us from obtaining parts in a timely manner and result in delays for our products, or our suppliers might pass on the cost of inflation to us while we are unable to adjust pricing with our own customers. In April 2025, the Chinese government imposed certain new export controls on a range of critical rare earth minerals. Rare earth minerals are critical to certain components contained in our products. If our suppliers are unable to provide the components necessary to make our products because of restrictions placed on their access to rare earth minerals, our business, financial condition and results of operations could be materially harmed. Our operating results and business may be adversely impacted if we are unable to obtain parts to meet our production requirements and product specifications, or if we are able to do so only on unfavorable terms. Furthermore, a supplier may discontinue production of a particular part for any number of reasons, including the supplier’s financial condition or business operational decisions, which would require us to purchase, in a single transaction, a large number of such discontinued parts in order to ensure that a continuous supply of such parts remains available to our customers. Such “end-of-life” parts purchases could result in significant expenditures by us in a particular period, and, ultimately, any unused parts may result in a significant inventory write-off, either of which could have an adverse impact on our financial condition and results of operations for the applicable periods.
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
We have a leveraged capital structure.
As of June 30, 2025, we had $5.95 billion aggregate principal amount of outstanding indebtedness, consisting of senior, unsecured long-term notes (the “Senior Notes”). This aggregate principal amount of senior, unsecured notes includes an issuance in February 2024 of $750.0 million aggregate principal amount of senior, unsecured notes, consisting of $500.0 million of 4.700% senior, unsecured notes due February 1, 2034 and an additional $250.0 million of 4.950% senior, unsecured notes due July 15, 2052 which was originally issued in June 2022. On July 3, 2025, we replaced our Prior Revolving Credit Facility (“Prior Revolving Credit Facility”) with a new Credit Agreement (the “Credit Agreement”) and new Revolving Credit Facility (the “Revolving Credit Facility”) with a maturity date of July 3, 2030, with two one-year extension options that allow us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $500.0 million in the aggregate. As of June 30, 2025, we had no outstanding borrowings under our Prior Revolving Credit Facility. We may incur additional indebtedness in the future by accessing the unfunded portion of our Revolving Credit Facility and/or entering into new financing arrangements. We also announced a stock repurchase program, under which the remaining available for repurchases was $5.03 billion as of June 30, 2025. A portion of the remaining repurchases may be financed with new indebtedness. Our ability to pay interest and repay the principal amount of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this Item 1A. There can be no assurance that we will be able to manage any of these risks successfully.
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
ITEM 2.PROPERTIES
Our headquarters are located in Milpitas, California. As of June 30, 2025, we owned or leased a total of 7.1 million square feet of space for research, engineering, marketing, service, sales and administration worldwide primarily in the U.S., Germany, U. K., Singapore, Israel, and India. Our operating leases expire at various times through April 1, 2052, subject to renewal, with some of the leases containing renewal option clauses at the fair market value, for additional periods up to five years. Additional information regarding these leases is incorporated herein by reference to Note 9 “Leases” to our Consolidated Financial Statements. We believe our properties are adequately maintained and suitable for their intended use and that our production facilities have capacity adequate for our current needs. We do not identify or allocate assets by operating segment.
Information regarding our principal properties as of June 30, 2025 is set forth below:

(Square Feet)	U.S.	Other Countries	Total
Owned(1)	1,134,127	3,147,113	4,281,240
Leased	555,043	2,292,335	2,847,378
Total	1,689,170	5,439,448	7,128,618
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
On August 7, 2025, we announced that our Board of Directors had declared a quarterly cash dividend of $1.90 per share to be paid on September 3, 2025 to stockholders of record as of the close of business on August 18, 2025.
As of July 21, 2025, there were 405 holders of record of our common stock.
Equity Repurchase Plans
The following is a summary of stock repurchases for each month during the fourth quarter of the fiscal year ended June 30, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid(3) per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
April 1, 2025 to April 30, 2025	169,783	$643.29	169,783	$5,347,461,929
May 1, 2025 to May 31, 2025	272,564	$732.50	272,564	$5,147,809,123
June 1, 2025 to June 30, 2025	134,467	$867.44	134,467	$5,031,167,586
Total	576,814		576,814
__________________
(1)Our Board of Directors has authorized a program that permits us to repurchase our common stock, including a $5.00 billion increase approved by the Board in the fourth quarter of fiscal 2025. As of June 30, 2025, $5.03 billion remained available for repurchases under our repurchase program. All shares in the table were purchased pursuant to our publicly announced repurchase program.
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
The following graph compares the cumulative five-year total return attained by stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index and the Philadelphia Semiconductor Index (“PHLX”). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from June 30, 2020 to June 30, 2025.

	June 2020	June 2021	June 2022	June 2023	June 2024	June 2025
KLA Corporation	$100.00	$169.01	$168.30	$259.29	$444.99	$487.89
S&P 500	$100.00	$140.79	$125.85	$150.51	$187.47	$215.89
PHLX Semiconductor	$100.00	$169.82	$131.43	$191.59	$288.53	$295.18
Our fiscal year ends June 30. The comparisons in the graph above are based upon historical data and are not necessarily indicative of, nor intended to forecast, future stock price performance.
ITEM 6.[RESERVED]
ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in Part I Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K (see “Special Note Regarding Forward-Looking Statements”). Discussions and analysis of fiscal year 2024 as compared against fiscal year 2023 have been omitted and can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the SEC.

EXECUTIVE SUMMARY
We are a leading supplier of process control and yield management solutions and services for the semiconductor and related electronics industries. Our broad portfolio of inspection and metrology products, and related service, software and other offerings, support R&D and manufacturing of ICs, wafers and reticles. Our products, services and expertise are used by our customers to measure, detect, analyze and resolve critical and nanometric level product defects, helping them to manage manufacturing process challenges and to obtain higher finish product yields at lower cost. We also offer advanced technology solutions to address various manufacturing needs of PCBs, specialty semiconductor devices and other electronic components, including advanced packaging, light emitting diode (“LED”), power devices, compound semiconductor, and data storage industries, as well as general materials research. In addition, our services business has grown consistently each quarter on a year-over-year basis and accounted for approximately 22% of our total revenues in fiscal 2025, due to increases in the installed base of KLA systems. Our services revenue, which is generated largely from recurring “subscription-like” contracts, increases the value of our contract offerings and extension of system lifetimes resulting from growth in legacy semiconductor markets.
Our semiconductor customers generally operate in one or both of the major semiconductor device manufacturing markets: memory and foundry/logic. End-market demand drivers that are expected to continue to benefit KLA in the long term include adoption of EUV in HVM for Logic and DRAM memory, which drives new process control requirements and growth in key markets for KLA. Demand for advanced semiconductor technologies, particularly evident in the 2-nanometer node, which is seeing higher levels of investment and process control intensity, continues to drive investments in AI. Increasing complexity and value of semiconductor packages, particularly for AI and HPC applications, is also driving significant growth in our advanced packaging business. The digitization of all industries, including 5G markets, advances in healthcare and industrial applications, together with the increasing adoption of electric vehicles and intelligence in automobiles, are powering leading-edge design node technology investments and capacity expansions. While we continue to invest in technological innovation, factors such as delays from customers in adopting new chips and technology methods could impact process control capital intensity. Push out or cancellation of deliveries to our customers could still cause earnings volatility, due to the timing of revenue recognition as well as increased risk of inventory-related charges.
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
•PCB and Component Inspection: a range of inspection, testing and measurement, and direct imaging for patterning products used by manufacturers of PCBs, advanced packaging, MEMS and other electronic components.
A majority of our revenues are derived from outside the U.S., and include geographic regions such as China, Taiwan, Korea, Japan, Europe and Israel, and Rest of Asia. China remains a major region for manufacturing of legacy node logic and memory chips, adding to its role as the world’s largest consumer of ICs. Additionally, a significant portion of global PCB manufacturing has migrated to China. Chinese government initiatives around self-sustainability are propelling China to expand its domestic manufacturing capacity and attracting investment from semiconductor manufacturers from Taiwan, Korea, Japan and the U.S. Although China is currently seen as an important long-term growth region for the semiconductor and electronics capital equipment sector, the U.S. government has tightened export controls for commodities, software, and technology (collectively, “items”) destined to China over the past several years. In the last few years, Commerce has adopted regulations and added certain China-based entities to the U.S. Entity List (a list of parties that are generally ineligible to receive U.S.-regulated items without prior licensing from Commerce), restricting our ability to provide products and services to such entities without an export license. In addition, Commerce has imposed export licensing requirements on China-based customers that are military end users or engaged in military end uses, as well as requiring our customers to obtain an export license when they use certain semiconductor capital equipment based on U.S. technology to manufacture products connected to certain entities on the U.S. Entity List. The inability to obtain export licenses has resulted in a reduction to our backlog and required us to return some deposits received from customers in China for purchase orders, and limited our ability to meet our contractual obligations and sell our products or services to our customers in China. The percentage of our overall revenue from Chinese customers decreased in fiscal year 2025 compared to fiscal year 2024. However increased investments in process control to meet leading-edge demand by our customers in Taiwan have contributed to our overall revenue increase in fiscal year 2025 compared to fiscal year 2024.
The recent imposition of tariffs by the U.S. government, along with countermeasures taken by foreign countries, have had an adverse impact on our results of operations, though the impact was not material in fiscal year 2025. There continues to be uncertainty around the ultimate duration, size and substance of the tariffs, including reciprocal actions against the U.S. by other countries. However, despite headwinds from tariffs, our gross margin and overall financial performance improved in fiscal year 2025 compared to fiscal year 2024 due to higher revenue volume on products and services sold and cost management.
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
The following table sets forth some of our key consolidated financial information for each of our last three fiscal years:

	Year Ended June 30,
(Dollar amounts in thousands, except diluted net income per share)	2025	2024	2023
Total revenues	$12,156,162	$9,812,247	$10,496,056
Costs of revenues	$4,751,867	$3,928,073	$4,218,307
Gross margin	60.9%	60.0%	59.8%
Net income attributable to KLA	$4,061,643	$2,761,896	$3,387,277
Diluted net income per share attributable to KLA	$30.37	$20.28	$24.15
We continue to focus on returning cash to our investors, making $2.15 billion in share repurchases and paying $904.6 million in dividends in the year ended June 30, 2025. We increased the dividend in the fourth quarter of fiscal 2025 to $1.90 per share per quarter, which was our 16th consecutive annual dividend increase. Refer to the “Liquidity and Capital Resources” section below for more information on our strong cash flow generation and strategy of returning excess cash to our stockholders.
CRITICAL ACCOUNTING ESTIMATES
A critical accounting estimate is defined as one that has a material impact on our financial condition and results of operations and requires us to make difficult, complex or subjective judgments, often as a result of the need to make estimates about matters that are inherently uncertain. Where applicable, we base these estimates and assumptions on historical experience and evaluate them on an ongoing basis to ensure that they remain reasonable under current conditions. Actual results could differ from those estimates. We believe that the following critical accounting policies reflect more significant judgments and estimates used in the preparation of our consolidated financial statements regarding critical accounting estimates. See Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements for additional information regarding our accounting policies.

Revenue Recognition. We recognize revenue from sales at a point in time when we have satisfied our performance obligation by transferring control of the goods or services to the customer. The transaction price for our contracts with customers is allocated among the identified performance obligations and consists of both fixed and variable consideration provided it is probable that a significant reversal of revenue will not occur when the uncertainty related to variable consideration is resolved. Fixed consideration includes amounts to be contractually billed to the customer while variable consideration includes estimates for discounts and credits for future usage.
Management uses judgment in identifying performance obligations, determining the stand-alone selling price (“SSP”) for each distinct performance obligation and allocating consideration from an arrangement to the individual performance obligations based on the SSP. We estimate the SSP of products and services based on observable transactions when the products and services are sold on a stand-alone basis and those prices fall within a reasonable range. We typically have established SSP ranges for individual products and services due to the stratification of these products by customers and circumstances. In instances where the SSP is not directly observable, we determine the SSP using information that includes market conditions, entity-specific factors including discounting strategies, information about the customer or class of customer that is reasonably available and other observable inputs. While changes in the allocation of SSP between performance obligations will not affect the amount of total revenue recognized for a particular contract, any material changes could impact the timing of revenue recognition, which could have a material effect on our financial position and results of operations. Additionally, management also uses judgments to evaluate whether or not the customer has obtained control of the product and considers several indicators in evaluating whether or not control has transferred to the customer, which could also impact the timing of revenue recognition, and could have a material effect on our financial position and results of operations. Although our products are generally not sold with a right of return, we may provide other credits or sales incentives, which are accounted for either as variable consideration or a material right, depending on the specific terms and conditions of the arrangement. These credits and incentives are estimated at contract inception and updated at the end of each reporting period if and when additional information becomes available.
Inventory Valuation. Inventories are stated at the lower of cost or net realizable value using standard costs that approximate actual costs on a first-in, first-out basis. The carrying value of inventory is reduced for estimated obsolescence equal to the difference between its cost and the estimated net realizable value based on assumptions about future demand for meeting our product manufacturing plans and our customers’ support requirements. The estimate of net realizable value of inventory is impacted by assumptions regarding general semiconductor market conditions, manufacturing schedules, technology changes, new product introductions and possible alternative uses, and requires us to use significant judgment that may include uncertain elements. Actual demand may differ from forecasted demand, and such differences may have a material effect on recorded inventory values. If in any period we anticipate an adverse change in assumptions such as future demand or market conditions to be less favorable than our previous estimates, additional inventory write-downs may be required and would be reflected in cost of revenues, resulting in a negative impact to our gross margin in that period. The potential negative impact based on future demand is not practically quantifiable. On the other hand, if in any period we are able to sell inventories that had been written down in a previous period to a level below the ultimate realized selling price, related revenue would be recorded with a lower or no offsetting charge to cost of revenues resulting in a net benefit to our gross margin in that period. A decrease in the future average selling prices would not have a material impact on the estimated net realizable value of finished goods and work in process inventories.
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
During the second quarter of fiscal 2025, we noted a continued deterioration of the long-term forecast for our PCB business, which is part of our PCB and Component Inspection reportable segment. We also completed an internal reorganization affecting the composition of reporting units within our Specialty Semiconductor Process and PCB and Component Inspection reportable segments. These two events triggered goodwill and purchased intangible assets impairment tests, which resulted in a $230.4 million pre-reorganization goodwill impairment charge in the PCB and Component Inspection reportable segment. The quantitative assessment performed, which utilized a combination of the income and market approaches described above, was particularly sensitive to changes in the underlying estimates and assumptions. For example, if these estimates and assumptions were adjusted to the extent the fair value of the reporting unit was calculated to be 10% lower, we would have incurred an additional approximately $50 million impairment charge.
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
We determine the fair value of purchased intangible assets using the income approach, primarily by applying the relief-from-royalty or multi-period excess-earnings methods. In connection with the downward revision of financial outlook for our PCB and Display businesses noted above, we recorded impairment losses related to purchased intangible assets of $8.7 million during the second quarter of fiscal 2025 and $26.4 million during the second quarter of fiscal 2024. As a result of the Company's decision to exit the Display business, also described above, an immaterial purchased intangible asset impairment charge was recorded in the third quarter of fiscal 2024.
There can be no assurance that the estimates and assumptions used in our fair value calculations will prove to be an accurate prediction of the future. If our assumptions are not realized, or if there are future changes in any of the assumptions due to a change in economic conditions or otherwise, it is possible that a further impairment charge may need to be recorded in the future.
See Note 7 “Goodwill and Purchased Intangible Assets” in the Notes to our Consolidated Financial Statements for additional information.
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
Unrecognized tax benefits are recorded for uncertain tax positions on the largest amount that is more than 50% likely of being realized upon ultimate settlement. Evaluation of tax positions, their technical merits, and measurements using cumulative probability are inherently subjective estimates since they require our assessment of the probability of future outcomes. We recorded unrecognized tax benefits of $258.6 million and $245.7 million for the years ended June 30, 2025 and June 30, 2024, respectively. We reevaluate these uncertain tax positions on a quarterly basis based on certain factors including, but not limited to, changes in facts or circumstances; changes in tax law; audit settlements; new audit activities; and changes in accounting standards. Any changes to these factors can result in a material change to tax expense.
Our calculations of deferred tax assets and liabilities are based on estimates and judgments related to uncertainties in the application of complex tax laws and projections of future taxable income. The guidance requires that deferred tax assets be reduced by a valuation allowance if we determine it is more likely than not that a portion of the deferred tax asset will not be realized in the foreseeable future. We have determined that a valuation allowance is necessary against a portion of the deferred tax assets, but we anticipate that our future taxable income will be sufficient to recover the remainder of our deferred tax assets. We recorded tax valuation allowances of $310.6 million and $289.5 million as of June 30, 2025 and June 30, 2024, respectively, primarily related to California credit carry-forwards. Based on the enacted income apportionment rules in California, our future California income tax liability will not be sufficient to fully utilize the credit carry-forwards. We assess on a quarterly basis whether there should be a change to the valuation allowance for some portion or all of the deferred tax assets. If there is a change in our ability to recover our deferred tax assets that are not subject to a valuation allowance, we will be required to record an additional valuation allowance against such deferred tax assets which may materially increase our tax expense. If there is a change in our ability to utilize the California credit carry-forwards, we will be required to reduce our valuation allowance against such deferred tax assets which may materially decrease our tax expense.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including those recently adopted and the expected dates of adoption as well as estimated effects, if any, on our Consolidated Financial Statements of those not yet adopted, see Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements.

RESULTS OF OPERATIONS
Revenues and Gross Margin

	Year Ended June 30,
(Dollar amounts in thousands)	2025	2024	2023	FY25 vs. FY24		FY24 vs. FY23
Revenues:
Product	$9,472,854	$7,482,679	$8,379,025	$1,990,175	27%	$(896,346)	(11)%
Service	2,683,308	2,329,568	2,117,031	353,740	15%	212,537	10%
Total revenues	$12,156,162	$9,812,247	$10,496,056	$2,343,915	24%	$(683,809)	(7)%
Costs of revenues	$4,751,867	$3,928,073	$4,218,307	$823,794	21%	$(290,234)	(7)%
Gross margin	60.9%	60.0%	59.8%	0.9%		0.2%
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
The increase in total revenues by 24% in the fiscal year ended June 30, 2025 compared to the prior fiscal year is primarily attributable to the increase in our product revenues and is due to increased investments by leading edge foundries driven by the AI infrastructure buildout, strong customer adoption of our advanced packaging portfolio of products and strong demand for many of our products, especially those in our inspection portfolio, partially offset by a decrease of 4% in revenues from our customers in China.
The increase in service revenues by 15% in the fiscal year ended June 30, 2025 compared to the prior fiscal year is primarily attributable to the growth of our installed base.
Revenues by segment(1)

	Year Ended June 30,
(Dollar amounts in thousands)	2025	2024	2023	FY25 vs. FY24		FY24 vs. FY23
Revenues:
Semiconductor Process Control	$10,947,359	$8,733,556	$9,324,190	$2,213,803	25%	$(590,634)	(6)%
Specialty Semiconductor Process	587,107	528,701	543,398	58,406	11%	(14,697)	(3)%
PCB and Component Inspection	621,721	552,491	631,604	69,230	13%	(79,113)	(13)%
Total segment revenues	$12,156,187	$9,814,748	$10,499,192	$2,341,439	24%	$(684,444)	(7)%
__________
(1)Segment revenues exclude corporate allocations and the effects of changes in foreign currency exchange rates. For additional details, refer to Note 18 “Segment Reporting and Geographic Information” to our Consolidated Financial Statements.

The primary factors impacting the performance of our segment revenues for fiscal year 2025 compared to fiscal year 2024 are summarized as follows:
•Revenue from our Semiconductor Process Control segment increased in fiscal 2025 compared to fiscal 2024 primarily due to a resumption of growth in the industry, demonstrated by strong demand for many of our products, especially those in our inspection portfolio, as well as higher service revenue from an increase in our installed base.
•Revenue from our Specialty Semiconductor Process segment, which comprises etching and deposition solutions for advanced packaging and specialty semiconductor markets, increased in fiscal 2025 compared to fiscal 2024 primarily due to increased revenue from our advanced packaging business.
•Revenue from our PCB and Component Inspection segment increased in fiscal 2025 as compared to fiscal 2024 primarily due to increased revenue from packaging products related to AI and a settlement received in the second quarter of fiscal 2025 related to cancellation of a technology project by a major Display customer that resulted in our decision to exit the Display business in the third quarter of fiscal 2024. These increases were partially offset by decreased revenues during the relatively soft market in the first half of fiscal year 2025.
The following is a summary of revenues by major product categories for the indicated periods:

	Year Ended June 30,
(Dollar amounts in thousands)	2025		2024		2023		FY25 vs. FY24		FY24 vs. FY23
Revenues:
Wafer Inspection	$6,198,815	51%	$4,333,296	44%	$4,336,663	41%	$1,865,519	43%	$(3,367)	—%
Patterning	2,196,347	18%	2,054,442	21%	2,791,130	26%	141,905	7%	(736,688)	(26)%
Specialty Semiconductor Process	517,201	4%	470,565	5%	492,109	5%	46,636	10%	(21,544)	(4)%
PCB and Component Inspection	355,891	3%	291,161	3%	378,030	4%	64,730	22%	(86,869)	(23)%
Services	2,683,308	22%	2,329,568	24%	2,117,031	20%	353,740	15%	212,537	10%
Other	204,600	2%	333,215	3%	381,093	4%	(128,615)	(39)%	(47,878)	(13)%
Total	$12,156,162	100%	$9,812,247	100%	$10,496,056	100%	$2,343,915	24%	$(683,809)	(7)%
The following customers each accounted for more than 10% of our total revenues, primarily in our Semiconductor Process Control segment, for the indicated periods:

Fiscal Year Ended June 30,
2025	2024	2023
Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited
		Samsung Electronics Co., Ltd.
Revenues by region
Revenues by region, based on ship-to location, for the periods indicated were as follows:

	Year Ended June 30,
(Dollar amounts in thousands)	2025		2024		2023
China	$4,042,567	33%	$4,196,727	43%	$2,867,443	27%
Taiwan	3,205,392	27%	1,738,065	18%	2,493,379	24%
Korea	1,452,826	12%	906,924	9%	1,895,710	18%
North America	1,362,311	11%	1,070,791	11%	1,254,956	12%
Japan	1,133,002	9%	963,203	10%	888,016	9%
Europe and Israel	574,197	5%	540,263	6%	682,103	6%
Rest of Asia	385,867	3%	396,274	3%	414,449	4%
Total	$12,156,162	100%	$9,812,247	100%	$10,496,056	100%

There was a decrease in revenues from our customers in China, accounting for 33% of total revenues in fiscal 2025 compared to 43% of total revenues in fiscal 2024. This decrease comes after elevated levels of investment by our larger Chinese customers in the years following the COVID-19 pandemic, which have now moderated, causing our revenues from Chinese customers to begin to normalize. Additionally, while many Chinese customers, encouraged by the growth potential of certain semiconductor markets and Chinese government initiatives around self-sustainability in domestic semiconductor production, continued to increase their semiconductor-related investments, more stringent U.S. export controls and regulations have also contributed to the decrease in revenue share from China. Our customers in Taiwan contributed to the increased revenues with increased investments in process control to meet leading edge demand driven by innovation and growth of new technologies like AI, with that region recording 27% and 18% of total revenues during fiscal years 2025 and 2024, respectively. The remaining regions accounted for less than 20% of total revenues individually in all periods.
Gross margin
Our gross margin fluctuates with revenue levels and product mix and is affected by variations in costs related to manufacturing and servicing our products, including our ability to scale our operations efficiently and effectively in response to prevailing business conditions.
The following table summarizes the major factors that contributed to the changes in gross margin:

Gross Margin
Fiscal Year Ended June 30, 2024	60.0%
Revenue volume of products and services	1.8%
Mix of products and services sold	(1.3)%
Manufacturing labor, overhead and efficiencies	0.4%
Other service and manufacturing costs	—%
Fiscal Year Ended June 30, 2025	60.9%
Changes in gross margin from revenue volume of products and services reflect our ability to leverage existing infrastructure to generate higher revenues. Changes in gross margin from the mix of products and services sold reflect the impact of changes within the composition of product and service offerings. Changes in gross margin from manufacturing labor, overhead and efficiencies reflect our ability to manage costs and drive productivity as we scale our manufacturing activity to respond to customer requirements and amortization of intangible assets. Changes in gross margin from other service and manufacturing costs include the impact of customer support costs, including the efficiencies with which we deliver services to our customers, and the effectiveness with which we manage our production plans and inventory risk. Other service and manufacturing costs included lower inventory obsolescence charges offset by higher tariff and freight expenses in fiscal year 2025 compared to fiscal year 2024.
Research and Development

	Year Ended June 30,
(Dollar amounts in thousands)	2025	2024	2023	FY25 vs. FY24		FY24 vs. FY23
R&D expenses	$1,360,334	$1,278,981	$1,296,727	$81,353	6%	$(17,746)	(1)%
R&D expenses as a percentage of total revenues	11%	13%	12%	(2)%		1%
R&D expenses may fluctuate with product development phases and project timing as well as our R&D efforts. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs and other expenses.
R&D expenses during the fiscal year ended June 30, 2025 increased compared to the fiscal year ended June 30, 2024 primarily due to an increase in employee-related expenses of $70.1 million, an increase in depreciation expense of $5.9 million and an increase in engineering project material costs of $4.9 million.
Our future operating results will depend significantly on our ability to make products and provide services that have a competitive advantage in our marketplace. To do this, we believe that we must continue to make substantial and focused investments in our R&D. We remain committed to product development in new and emerging technologies.

Selling, General and Administrative

	Year Ended June 30,
(Dollar amounts in thousands)	2025	2024	2023	FY25 vs. FY24		FY24 vs. FY23
SG&A expenses	$1,029,734	$969,509	$986,326	$60,225	6%	$(16,817)	(2)%
SG&A expenses as a percentage of total revenues	8%	10%	9%	(2)%		1%
SG&A expenses during the fiscal year ended June 30, 2025 increased compared to the fiscal year ended June 30, 2024 primarily due to increases in the following areas: facility-related expenses of $15.9 million, employee-related expenses of $12.9 million, depreciation expense of $12.0 million, promotional expenses of $8.3 million, travel expenses of $6.8 million and engineering project material costs of $6.1 million.
Impairment of Goodwill and Purchased Intangible Assets
During the second quarter of fiscal 2025, we noted a continued deterioration of the long-term forecast for our PCB business, which is part of our PCB and Component Inspection reportable segment. We also completed an internal reorganization affecting the composition of reporting units within our Specialty Semiconductor Process and PCB and Component Inspection reportable segments. These two events triggered goodwill and purchased intangible assets impairment tests, which resulted in a $239.1 million goodwill and purchased intangible assets impairment charge in the PCB and Component Inspection reportable segment.
During the second quarter of fiscal 2024, we noted a significant deterioration of the long-term forecast for our PCB and Display businesses. As a result, we recorded a $219.0 million goodwill and purchased intangible asset impairment charge for the PCB and Display reporting unit in the second quarter of fiscal 2024. In March 2024, we made the decision to exit the Display business but continue to provide services to the installed base for the discontinued product lines. As a result, we recorded a $70.5 million goodwill impairment charge, and an immaterial amount of purchased intangible assets were abandoned in the third quarter of fiscal 2024. See Note 7 “Goodwill and Purchased Intangible Assets” to our Consolidated Financial Statements for further details.
Restructuring Charges
Restructuring charges were $7.7 million and $21.6 million for the years ended June 30, 2025 and June 30, 2024, respectively, primarily due to severance and related charges for the restructuring of the former PCB and Display operating segment, as described further in Note 7 “Goodwill and Purchased Intangible Assets,” as well as write-downs of certain right of use assets and fixed assets that were abandoned.
For additional information, refer to Note 19 “Restructuring Charges” to our Consolidated Financial Statements.
Interest Expense and Other Expense (Income), Net

	Year Ended June 30,
(Dollar amounts in thousands)	2025	2024	2023	FY25 vs. FY24		FY24 vs. FY23
Interest expense	$302,166	$311,253	$296,940	$(9,087)	(3)%	$14,313	5%
Other expense (income), net	$(171,487)	$(155,075)	$(104,720)	$(16,412)	(11)%	$(50,355)	(48)%
Interest expense as a percentage of total revenues	2%	3%	3%
Other expense (income), net as a percentage of total revenues	(1)%	(2)%	(1)%
Interest expense during the fiscal year ended June 30, 2025 was comparable to the fiscal year ended June 30, 2024 as average debt outstanding was essentially unchanged.
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
The change in Other expense (income), net during the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024 was primarily attributable to higher interest income of $17.1 million due to higher interest earning balances and a higher net fair value gain of $7.0 million from an equity security compared to the prior fiscal year, partially offset by higher net foreign exchange losses of $10.2 million.
Provision for Income Taxes
The following table provides details of income taxes:

	Year Ended June 30,
(Dollar amounts in thousands)	2025	2024	2023
Income before income taxes	$4,644,448	$3,190,032	$3,789,190
Provision for income taxes	$582,805	$428,136	$401,839
Effective tax rate	12.5%	13.4%	10.6%
Tax expense was lower as a percentage of income before taxes during the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024 primarily due to goodwill impairment charges, which are non-deductible for income tax. There was a $230.4 million goodwill impairment charge during the fiscal year ended June 30, 2025 compared to a $263.1 million goodwill impairment charge during the fiscal year ended June 30, 2024.
Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses incurred in connection with acquisitions, R&D credits as a percentage of aggregate pre-tax income, non-taxable or non-deductible increases or decreases in the assets held within our Executive Deferred Savings Plan, the tax effects of employee stock activity and the effectiveness of our tax planning strategies. We also continue to monitor the adoption of Pillar Two relating to the global minimum tax in each of our tax jurisdictions to evaluate its impact on our effective income tax rate. For some of the jurisdictions that have adopted Pillar Two in their tax legislation, it was effective for us beginning in our fiscal year ended June 30, 2025, and there was no material impact to our effective tax rate.
For discussions on tax examinations, assessments and certain related proceedings, see Note 14 “Income Taxes” to our Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES

	As of June 30,
(Dollar amounts in thousands)	2025	2024	2023
Cash and cash equivalents	$2,078,908	$1,977,129	$1,927,865
Marketable securities	2,415,715	2,526,866	1,315,294
Total cash, cash equivalents and marketable securities	$4,494,623	$4,503,995	$3,243,159
Percentage of total assets	28%	29%	23%

	Year Ended June 30,
(In thousands)	2025	2024	2023
Cash flows:
Net cash provided by operating activities	$4,081,903	$3,308,575	$3,669,805
Net cash used in investing activities	(202,481)	(1,476,985)	(482,571)
Net cash used in financing activities	(3,785,687)	(1,776,017)	(2,830,289)
Effect of exchange rate changes on cash and cash equivalents	8,044	(6,309)	(13,988)
Net increase in cash and cash equivalents	$101,779	$49,264	$342,957
Cash, Cash Equivalents and Marketable Securities:
As of June 30, 2025, our cash, cash equivalents and marketable securities totaled $4.49 billion, compared to the $4.50 billion balance as of June 30, 2024. Refer to below discussions of sources and uses of cash during the fiscal year.
As of June 30, 2025, $1.11 billion of our $4.49 billion cash, cash equivalents, and marketable securities were held by our foreign subsidiaries and branch offices. We currently intend to indefinitely reinvest $66.6 million of the cash, cash equivalents and marketable securities held by our foreign subsidiaries for which we assert that earnings are permanently reinvested. If, however, a portion of these funds were to be repatriated to the U.S., we would be required to accrue and pay state and foreign taxes of approximately 1%-22% of the funds repatriated. The amount of taxes due will depend on the amount and manner of the repatriation, as well as the location from which the funds are repatriated. We have accrued state and foreign tax on the remaining cash of $1.04 billion of the $1.11 billion held by our foreign subsidiaries and branch offices. As such, these funds can be returned to the U.S. without accruing any additional U.S. tax expense.
Cash Flows Provided by Operating Activities:
We typically finance our liquidity requirements through cash generated from our operations. Net cash provided by operating activities during the fiscal year ended June 30, 2025 was $4.08 billion compared to $3.31 billion during the fiscal year ended June 30, 2024. The increase was primarily due to an increase in customer and other collections of approximately $1.4 billion, mainly driven by higher shipments; partially offset by increases in accounts payable payments of approximately $480 million and employee-related payments of approximately $130 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the fiscal year ended June 30, 2025 was $202.5 million compared to $1.48 billion during the fiscal year ended June 30, 2024. The decrease was mainly due to an increase in net proceeds from available-for-sale securities of $1.33 billion, primarily due to the sale of investments to support the $750.0 million debt principal payment in November 2024, and $6.3 million in proceeds from capital-related government assistance, partially offset by increases in capital expenditures of $57.9 million and IP acquisitions of $5.0 million.
Cash Flows Used in Financing Activities:
Net cash used in financing activities during the fiscal year ended June 30, 2025 was $3.79 billion compared to $1.78 billion during the fiscal year ended June 30, 2024. The increase was mainly due to a debt repayment of $750.0 million contrasting with debt-related proceeds of $735.0 million in the prior year, and increases in cash used for common stock repurchases of $414.2 million and cash paid for dividends and dividend equivalents of $131.6 million.
Stock Repurchases:
The shares of common stock repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the fiscal years ended June 30, 2025, 2024 and 2023. The total amount of stock repurchases during the fiscal years ended June 30, 2025, 2024 and 2023 were $2.15 billion, $1.74 billion and $1.31 billion, respectively. The stock repurchase program is intended, in part, to mitigate the potential dilutive impact related to our equity incentive plans and shares issued in connection with our ESPP as well as to return excess cash to our stockholders. As of June 30, 2025, an aggregate of $5.03 billion was available for repurchase under our stock repurchase program, which reflects an increase in the authorized repurchase amount of $5.00 billion in the fourth quarter of fiscal 2025.
Cash Dividends:
The total amounts of regular quarterly cash dividends and dividend equivalents paid during the fiscal years ended June 30, 2025, 2024 and 2023 were $904.6 million, $773.0 million and $732.6 million, respectively. The increase in the amount of regular quarterly cash dividends and dividends equivalents paid during the fiscal year ended June 30, 2025 as compared to the fiscal year ended June 30, 2024 reflected the increases in the level of our regular quarterly cash dividend from $1.45 to $1.70 per share and from $1.70 to $1.90 per share that were announced during the first and fourth quarters, respectively of fiscal 2025. The amounts of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights were $13.3 million and $11.8 million as of June 30, 2025 and 2024, respectively. These amounts will be paid upon vesting of the underlying unvested RSUs as described in Note 10 “Equity, Long-term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements.
On August 7, 2025, we announced that our Board of Directors had declared a quarterly cash dividend of $1.90 per share. Refer to Note 20 “Subsequent Events” to our Consolidated Financial Statements for additional information regarding the declaration of our quarterly cash dividend announced subsequent to June 30, 2025.
Senior Notes:
As of June 30, 2025, we had an aggregate principal amount of senior, unsecured notes totaling $5.95 billion with due dates ranging from fiscal 2029 through fiscal 2063. For additional information on these senior notes, see Note 8 “Debt” in the Notes to our Consolidated Financial Statements. In November 2024, we repaid $750.0 million of Senior Notes. As of June 30, 2025, we were in compliance with all of our covenants under the relevant indentures associated with the Senior Notes.

Revolving Credit Facility:
On July 3, 2025, we replaced our Prior Revolving Credit Facility with a new unsecured Revolving Credit Facility with a maturity date of July 3, 2030, that allows us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $500.0 million in the aggregate. See Note 20 “Subsequent Events” in the Notes to our Consolidated Financial Statements.
As of June 30, 2025 and 2024, we had no outstanding borrowings under the Prior Revolving Credit Facility. We were in compliance with all covenants under the prior Credit Agreement as of June 30, 2025 (the leverage ratio was 1.02 to 1.00 compared to a maximum leverage ratio of 3.50 to 1.00 on a quarterly basis covering the trailing four consecutive fiscal quarters for each fiscal quarter). Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2026. For additional information on the Revolving Credit Facility, see Note 8 “Debt” in the Notes to our Consolidated Financial Statements.
Factoring Arrangements
We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, we periodically sell certain letters of credit (“LC”), without recourse, received from customers as payment for goods and services.
The following table shows total receivables sold under factoring agreements and proceeds from sales of LC for the indicated periods:

	Year Ended June 30,
(In thousands)	2025	2024	2023
Receivables sold under factoring agreements	$230,552	$254,889	$328,933
Proceeds from sales of LC	$55,525	$22,242	$69,247
 Factoring and LC fees for the sale of certain trade receivables were recorded in Other expense (income), net and were not material for the periods presented.
We maintain guarantee arrangements available through various financial institutions for up to $126.8 million, of which $92.7 million had been issued as of June 30, 2025, primarily to fund guarantees to customs authorities for value-added tax and other operating requirements of our consolidated subsidiaries worldwide.
Material Cash Requirements
As of June 30, 2025, our aggregate principal debt obligation was $5.95 billion, which represents Senior Notes due from fiscal year 2029 to fiscal year 2063. Our principal note of $750.0 million was repaid in November 2024. Interest payments of $5.48 billion associated with all of our debt obligations are based on the principal amount multiplied by the applicable interest rate for each series of Senior Notes. For additional details, refer to Note 8 “Debt” to our Consolidated Financial Statements.
We maintain commitments to purchase inventory from our suppliers as well as goods, services, and other assets in the ordinary course of business. Our estimate of our significant purchase commitments primarily for material, services, supplies and asset purchases is $2.42 billion as of June 30, 2025, a majority of which will be due within the next 12 months. For additional details, refer to Note 16 “Commitments and Contingencies” to our Consolidated Financial Statements.
We also have commitments for our non-qualified executive deferred compensation plan of $349.5 million, an income tax payable obligation related to uncertain tax positions of $272.0 million and an operating lease obligation of $234.1 million.
Working Capital:
Working capital was $6.61 billion as of June 30, 2025, which represents an increase of $1.24 billion compared to our working capital as of June 30, 2024. As of June 30, 2025, our principal sources of liquidity consisted of $4.49 billion of cash, cash equivalents and marketable securities, as well as $1.50 billion availability under our Revolving Credit Facility. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions, and other factors such as uncertainty in the global and regional economies and the semiconductor, semiconductor-related and electronic device industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances, marketable securities and our $1.50 billion Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations for at least the next 12 months.
Credit Ratings
Our credit ratings as of June 30, 2025 are summarized below:

Rating Agency	Rating
Fitch	A
Moody’s	A2
S&P	A-
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor capital equipment industries, our financial position, material acquisitions and changes in our business strategy.
Off-Balance Sheet Arrangements:
As of June 30, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial position, changes in financial condition, revenues and expenses, results of operations, liquidity, cash requirements or capital resources that are material to investors. Refer to Note 16 “Commitments and Contingencies” to our Consolidated Financial Statements for information related to indemnification obligations.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of June 30, 2025. Actual results may differ materially.
Interest Rate Risk
As of June 30, 2025, we had an investment portfolio of fixed income securities of $2.05 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of June 30, 2025, the fair value of the portfolio would have declined by $21.5 million.
The fair market value of our long-term fixed interest rate Senior Notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as market interest rates fall and decrease as market interest rates rise. As of June 30, 2025, our fixed rate Senior Notes had a fair value and book value of $5.54 billion and $5.88 billion, respectively, due in various fiscal years ranging from 2029 to 2063.
On July 3, 2025, we replaced our Prior Revolving Credit Facility with a new Revolving Credit Facility that allows us to borrow up to $1.50 billion, has a maturity date of July 3, 2030 with two one-year extension options, and may be increased by an amount up to $500.0 million in the aggregate. As of June 30, 2025, we had no outstanding borrowings under our Prior Revolving Credit Facility. Pursuant to the terms of the Prior Credit Agreement, we were also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility at a rate that ranges from 4.5 bps to 12.5 bps, depending upon our then prevailing credit rating. As of June 30, 2025, the annual commitment fee was 5.5 bps. Any increase in our commitment fee under our Credit Agreement due to changes in credit ratings would have no material impact on our results of operations or cash flows.
Marketable Equity Security Risk
Our equity investment in a publicly traded company is subject to market price risk, which we typically do not attempt to reduce or eliminate through hedging activities. As of June 30, 2025, the fair value of our investment in the marketable equity security, which began publicly trading on the Tokyo Stock Exchange on April 5, 2021, was $24.0 million. Assuming a decline of 50% in market prices, the aggregate value of our investment in the marketable equity security could decrease by approximately $12 million, based on the value as of June 30, 2025.
See Note 5 “Marketable Securities” to our Consolidated Financial Statements in Part II, Item 8; “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7; and “Risk Factors” in Part I Item 1A of this Annual Report on Form 10-K for a description of recent market events that may affect the value of the investments in our portfolio that we held as of June 30, 2025.
Foreign Currency Risk
As of June 30, 2025, we had net forward and option contracts to purchase $50.9 million in foreign currency in order to hedge certain currency exposures (see Note 17 “Derivative Instruments and Hedging Activities” to our Consolidated Financial Statements for additional details). If we had entered into these contracts on June 30, 2025, the U.S. dollar equivalent would have been $81.8 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $153.4 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our results of operations or cash flows.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KLA CORPORATION
Consolidated Balance Sheets

	As of June 30,
(In thousands, except par value)	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,078,908	$1,977,129
Marketable securities	2,415,715	2,526,866
Accounts receivable, net	2,263,915	1,833,041
Inventories	3,212,149	3,034,781
Other current assets	728,102	659,327
Total current assets	10,698,789	10,031,144
Land, property and equipment, net	1,252,775	1,109,968
Goodwill, net	1,792,193	2,015,726
Deferred income taxes	1,105,770	915,241
Purchased intangible assets, net	444,785	668,764
Other non-current assets	773,614	692,723
Total assets	$16,067,926	$15,433,566
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$458,509	$359,487
Deferred system revenue	816,834	985,856
Deferred service revenue	548,011	501,926
Current portion of long-term debt	—	749,936
Other current liabilities	2,262,441	2,063,569
Total current liabilities	4,085,795	4,660,774
Long-term debt	5,884,257	5,880,199
Deferred tax liabilities	446,945	486,690
Deferred service revenue	348,844	294,460
Other non-current liabilities	609,632	743,115
Total liabilities	11,375,473	12,065,238
Commitments and contingencies (Notes 9, 15 and 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 500,000 shares authorized, 281,176 and 280,649 shares issued, 132,023 and 134,425 shares outstanding, as of June 30, 2025 and June 30, 2024, respectively	132	134
Capital in excess of par value	2,511,790	2,279,999
Retained earnings	2,179,330	1,137,270
Accumulated other comprehensive income (loss)	1,201	(49,075)
Total stockholders’ equity	4,692,453	3,368,328
Total liabilities and stockholders’ equity	$16,067,926	$15,433,566

See accompanying notes to Consolidated Financial Statements.

KLA CORPORATION
Consolidated Statements of Operations

	Year Ended June 30,
(In thousands, except per share amounts)	2025	2024	2023
Revenues:
Product	$9,472,854	$7,482,679	$8,379,025
Service	2,683,308	2,329,568	2,117,031
Total revenues	12,156,162	9,812,247	10,496,056
Costs and expenses:
Costs of revenues	4,751,867	3,928,073	4,218,307
Research and development	1,360,334	1,278,981	1,296,727
Selling, general and administrative	1,029,734	969,509	986,326
Impairment of goodwill and purchased intangible assets	239,100	289,474	—
Interest expense	302,166	311,253	296,940
Loss on extinguishment of debt	—	—	13,286
Other expense (income), net	(171,487)	(155,075)	(104,720)
Income before income taxes	4,644,448	3,190,032	3,789,190
Provision for income taxes	582,805	428,136	401,839
Net income	4,061,643	2,761,896	3,387,351
Less: Net income attributable to non-controlling interest	—	—	74
Net income attributable to KLA	$4,061,643	$2,761,896	$3,387,277
Net income per share attributable to KLA
Basic	$30.53	$20.41	$24.28
Diluted	$30.37	$20.28	$24.15
Weighted-average number of shares:
Basic	133,030	135,345	139,483
Diluted	133,750	136,187	140,235

See accompanying notes to Consolidated Financial Statements.

KLA CORPORATION
Consolidated Statements of Comprehensive Income

	Year Ended June 30,
(In thousands)	2025	2024	2023
Net income	$4,061,643	$2,761,896	$3,387,351
Other comprehensive income (loss):
Currency translation adjustments:
Cumulative currency translation adjustments	17,820	(11,763)	(22,288)
Income tax benefit	749	544	1,547
Net change related to currency translation adjustments	18,569	(11,219)	(20,741)
Cash flow hedges:
Net unrealized gains arising during the period	36,726	9,737	30,025
Reclassification adjustments for net gains included in net income	(15,429)	(25,904)	(29,058)
Income tax (provision) benefit	(2,742)	2,466	2,141
Net change related to cash flow hedges	18,555	(13,701)	3,108
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	3,706	3,043	6,074
Available-for-sale securities:
Net unrealized gains arising during the period	12,090	11,527	2,459
Reclassification adjustments for net (gains) losses included in net income	(59)	103	986
Income tax provision	(2,585)	(2,487)	(756)
Net change related to available-for-sale securities	9,446	9,143	2,689
Other comprehensive income (loss)	50,276	(12,734)	(8,870)
Less: Comprehensive income attributable to non-controlling interest	—	—	74
Total comprehensive income attributable to KLA	$4,111,919	$2,749,162	$3,378,407

See accompanying notes to Consolidated Financial Statements.

KLA CORPORATION
Consolidated Statements of Stockholders’ Equity

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total KLA Stockholders’ Equity	Non-Controlling Interest	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2022	141,804	$1,061,940	$366,882	$(27,471)	$1,401,351	$(2,261)	$1,399,090
Net income attributable to KLA	—	—	3,387,277	—	3,387,277	—	3,387,277
Net income attributable to non-controlling interest	—	—	—	—	—	74	74
Other comprehensive loss	—	—	—	(8,870)	(8,870)	—	(8,870)
Net issuance under employee stock plans	790	29,930	—	—	29,930	—	29,930
Repurchase of common stock	(5,844)	842,467	(2,172,181)	—	(1,329,714)	—	(1,329,714)
Cash dividends ($5.20 per share) and dividend equivalents declared	—	—	(733,547)	—	(733,547)	—	(733,547)
Stock-based compensation expense	—	171,424	—	—	171,424		171,424
Purchase of non-controlling interest	—	1,902	—	—	1,902	(6,196)	(4,294)
Disposal of non-controlling interest	—	—	—	—	—	8,383	8,383
Balances as of June 30, 2023	136,750	2,107,663	848,431	(36,341)	2,919,753	—	2,919,753
Net income attributable to KLA	—	—	2,761,896	—	2,761,896	—	2,761,896
Other comprehensive loss	—	—	—	(12,734)	(12,734)	—	(12,734)
Net issuance under employee stock plans	707	1,908	—	—	1,908	—	1,908
Repurchase of common stock	(3,032)	(42,133)	(1,700,368)	—	(1,742,501)	—	(1,742,501)
Cash dividends ($5.65 per share) and dividend equivalents declared	—	—	(772,689)	—	(772,689)	—	(772,689)
Stock-based compensation expense	—	212,695	—	—	212,695	—	212,695
Balances as of June 30, 2024	134,425	2,280,133	1,137,270	(49,075)	3,368,328	—	3,368,328
Net income attributable to KLA	—	—	4,061,643	—	4,061,643	—	4,061,643
Other comprehensive income	—	—	—	50,276	50,276	—	50,276
Net issuance under employee stock plans	605	18,853	—	—	18,853	—	18,853
Repurchase of common stock	(3,007)	(52,075)	(2,113,560)	—	(2,165,635)	—	(2,165,635)
Cash dividends ($6.75 per share) and dividend equivalents declared	—	—	(906,023)	—	(906,023)	—	(906,023)
Stock-based compensation expense	—	265,011	—	—	265,011		265,011
Balances as of June 30, 2025	132,023	$2,511,922	$2,179,330	$1,201	$4,692,453	$—	$4,692,453

See accompanying notes to Consolidated Financial Statements.

KLA CORPORATION
Consolidated Statements of Cash Flows

	Year Ended June 30,
(In thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$4,061,643	$2,761,896	$3,387,351
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill and purchased intangible assets	239,100	289,474	9,905
Depreciation and amortization	394,088	401,730	415,113
Loss on extinguishment of debt	—	—	13,286
Unrealized foreign exchange (gain) loss and other	14,974	(12,533)	(17,825)
Asset impairment charges	—	11,307	—
Disposal of non-controlling interest	—	—	8,270
Stock-based compensation expense	265,011	212,695	171,424
Net gain on sale of assets	(161)	—	—
Gain on sale of business	—	—	(29,687)
Deferred income taxes	(246,577)	(155,228)	(298,145)
Settlement of treasury lock agreement	—	415	—
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	(367,897)	(80,894)	(48,534)
Inventories	(155,170)	(164,092)	(749,047)
Other assets	(10,459)	(289,509)	(121,018)
Accounts payable	33,789	24,976	(144,661)
Deferred system revenue	(169,027)	334,136	150,750
Deferred service revenue	100,460	203,106	88,223
Other liabilities	(77,871)	(228,904)	834,400
Net cash provided by operating activities	4,081,903	3,308,575	3,669,805
Cash flows from investing activities:
Proceeds from sale of assets	161	5,079	—
Net proceeds from sale of business	—	—	75,358
Business acquisitions, net of cash acquired	—	(3,682)	(27,144)
Acquisition of intellectual property	(4,950)	—	—
Capital expenditures	(335,259)	(277,384)	(341,591)
Proceeds from capital-related government assistance	6,263	—	—
Purchases of available-for-sale and equity securities	(2,772,578)	(2,756,987)	(1,441,933)
Proceeds from sale of available-for-sale securities	459,620	107,773	124,620
Proceeds from maturity of available-for-sale securities	2,455,815	1,459,864	1,134,182
Purchases of trading securities	(118,288)	(134,098)	(96,611)
Proceeds from sale of trading securities	105,751	121,020	89,528
Proceeds from other investments	984	1,430	1,020
Net cash used in investing activities	(202,481)	(1,476,985)	(482,571)
Cash flows from financing activities:
Payment of debt issuance costs	—	—	(6,515)
Proceeds from issuance of debt, net of issuance costs	—	735,043	—
Proceeds from revolving credit facility, net of costs	—	—	300,000
Repayment of debt	(750,000)	—	(1,087,250)
Common stock repurchases	(2,149,946)	(1,735,746)	(1,311,864)
Payment of dividends to stockholders	(904,594)	(773,041)	(732,556)
Issuance of common stock	151,514	144,934	124,847
Tax withholding payments related to vested and released restricted stock units	(132,661)	(143,024)	(94,806)
Contingent consideration payable and other, net	—	(4,183)	(17,850)
Purchase of non-controlling interest	—	—	(4,295)
Net cash used in financing activities	(3,785,687)	(1,776,017)	(2,830,289)
Effect of exchange rate changes on cash and cash equivalents	8,044	(6,309)	(13,988)
Net increase in cash and cash equivalents	101,779	49,264	342,957
Cash and cash equivalents at beginning of period	1,977,129	1,927,865	1,584,908
Cash and cash equivalents at end of period	$2,078,908	$1,977,129	$1,927,865
Supplemental cash flow disclosures:
Income taxes paid, net	$886,937	$830,835	$495,101
Interest paid, net of capitalized interest	$292,771	$276,597	$223,955
Non-cash activities:
Contingent consideration payable - financing activities	$—	$(765)	$(1,878)
Dividends payable - financing activities	$8,660	$8,043	$7,903
Unsettled common stock repurchase - financing activities	$5,500	$5,500	$11,000
Accrued purchases of land, property and equipment - investing activities	$25,740	$13,849	$18,445

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
Cash Equivalents and Fixed Income Marketable Securities. All highly liquid debt instruments with original or remaining maturities of less than three months at the date of purchase are cash equivalents. Fixed income marketable securities are generally classified as available-for-sale for use in current operations, if required, and are reported at fair value, with unrealized gains and non-credit related unrealized losses, net of tax, presented as a separate component of stockholders’ equity under the caption Accumulated other comprehensive income (loss) (“AOCI”). All realized gains and losses are recorded in earnings in the period of occurrence. The specific identification method is used to determine the realized gains and losses on investments.
We regularly review the available-for-sale debt securities in an unrealized loss position and evaluate the current expected credit loss by considering available information relevant to the collectability of the security, such as historical experience, market data, issuer-specific factors including credit ratings, default and loss rates of the underlying collateral and structure and credit enhancements, current economic conditions and reasonable and supportable forecasts. There were no credit losses on available-for-sale debt securities recognized in the years ended June 30, 2025, 2024 and 2023.
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

Investments in Equity Securities. We hold equity securities in publicly and privately held companies for the promotion of business and strategic objectives. Equity securities in publicly held companies, or marketable equity securities, are measured and recorded at fair value on a recurring basis. Equity securities in privately held companies, or non-marketable equity securities, are accounted for at cost, less impairment, plus or minus observable price changes in orderly transactions for identical or similar securities of the same issuer. Non-marketable equity securities are subject to a periodic impairment review; however, since there are no open-market valuations, the impairment analysis requires significant judgment. This analysis includes assessment of the investee’s financial condition, the business outlook for its products and technology, its projected results and cash flow, financing transactions subsequent to the acquisition of the investment, the likelihood of obtaining subsequent rounds of financing and the impact of any relevant contractual equity preferences held by us or the others. Non-marketable equity securities are included in Other non-current assets on the balance sheet. Realized and unrealized gains and losses resulting from changes in fair value or the sale of our marketable and non-marketable equity securities are recorded in Other expense (income), net.
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
Allowance for Credit Losses. A majority of our accounts receivable are derived from sales to large multinational semiconductor and electronics manufacturers throughout the world. We maintain an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Operations. We assess collectability by reviewing accounts receivable on a collective basis where similar risk characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The allowance for credit losses is reviewed on a quarterly basis to assess the adequacy of the allowance. Our assessment considered estimates of expected credit and collectability trends. The credit losses recognized on accounts receivable were not significant as of June 30, 2025 and 2024. Volatility in market conditions and evolving credit trends are difficult to predict and may cause variability that may have a material impact on our allowance for credit losses in future periods.
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
Construction-in-process assets are not depreciated until the assets are placed in service. Depreciation expense for the fiscal years ended June 30, 2025, 2024 and 2023 was $192.0 million, $181.7 million and $154.2 million, respectively.
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

Two customers and one customer on an individual basis accounted for greater than 10% of accounts receivable, net as of June 30, 2025 and 2024, respectively.
Foreign Currency. The functional currencies of our foreign subsidiaries are primarily the local currencies, except as described below. Accordingly, all assets and liabilities of these foreign operations are translated to U.S. dollars at current period end exchange rates, and revenues and expenses are translated to U.S. dollars using average exchange rates in effect during the period. The gains and losses from foreign currency translation of these subsidiaries’ financial statements are recorded directly into a separate component of stockholders’ equity under the caption AOCI.
Our manufacturing subsidiaries in Singapore, Israel, Germany, and the U. K. use the U.S. dollar as their functional currency. Accordingly, monetary assets and liabilities in non-functional currency of these subsidiaries are remeasured using exchange rates in effect at the end of the period. Revenues and costs in local currency are remeasured using average exchange rates for the period, except for costs related to those balance sheet items that are remeasured using historical exchange rates. The resulting remeasurement gains and losses are included in the Consolidated Statements of Operations as incurred.
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
For derivative instruments designated and qualifying as cash flow hedges of forecasted foreign currency denominated transactions or debt financing, the effective portion of the gains or losses is reported in AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. We elected to include time value for the assessment of effectiveness on all forward transactions designated as cash flow hedges. The change in fair value of the derivative is recorded in AOCI until the hedged transaction is recognized in earnings. The assessment of effectiveness of options contracts designated as cash flow hedges excludes time value. The initial value of the component excluded from the assessment of effectiveness is recognized in earnings over the life of the derivative contract. Any differences between change in the fair value of the excluded components and the amounts recognized in earnings are recorded in AOCI. For foreign exchange contracts that are designated and qualify as a net investment hedge in a foreign operation and that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within AOCI. The remainder of the change in value of such instruments is recorded in earnings using the mark-to-market approach. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation of the net investment in the hedged foreign operations. For foreign exchange contracts that are not designated as hedges, gains and losses are recognized in Other expense (income), net. We use foreign exchange contracts to hedge certain foreign currency denominated assets or liabilities. The gains and losses on these derivative instruments are largely offset by the changes in the fair value of the assets or liabilities being hedged. Cash flows associated with these derivatives are classified as cash flows from operating activities in the Consolidated Statement of Cash Flows to align with the underlying items.
Revenue Recognition. We primarily derive revenue from the sale of process control and process-enabling solutions for the semiconductor and related electronics industries, maintenance and support of all these products, installation and training services and the sale of spare parts. Our portfolio includes yield enhancement and production solutions for manufacturing wafers and reticles, ICs, packaging and PCBs, as well as comprehensive support and services across our installed base.
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
Product Revenue
We recognize revenue from product sales at a point in time when we have satisfied our performance obligation by transferring control of the product to the customer. We use judgment to evaluate whether control has transferred by considering several indicators, including whether:
•We have a present right to payment;
•The customer has legal title;
•The customer has physical possession;
•The customer has significant risk and rewards of ownership; and
•The customer has accepted the product, or whether customer acceptance is considered a formality based on history of acceptance of similar products (for example, when the customer has previously accepted the same tool, with the same specifications or technology, and when we can objectively demonstrate that the tool meets all of the required acceptance criteria, and when the installation of the system is deemed perfunctory).
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
Accounting for Non-qualified Deferred Compensation Plan. We have a non-qualified deferred compensation plan (known as the “Executive Deferred Savings Plan” or “EDSP”) under which certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. We control the investment of these funds, and the participants remain general creditors of ours. We invest these funds in certain mutual funds and such investments are classified as trading securities in the Consolidated Balance Sheets. Investments in trading securities are measured at fair value in the statement of financial position. Unrealized holding gains and losses for trading securities are included in earnings. Distributions from the EDSP commence following a participant’s retirement or termination of employment or on a specified date allowed per the EDSP provisions, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. Participants can generally elect for the distributions to be paid in a lump sum or quarterly cash payments over a scheduled period for up to 15 years and are allowed to make subsequent changes to their existing elections as permissible under the EDSP provisions. The liability associated with the EDSP is included as a component of other current liabilities in the Consolidated Balance Sheets. Changes in the EDSP liability are recorded in SG&A expense in the Consolidated Statements of Operations. The net expense associated with changes in the liability included in SG&A expense was $41.5 million, $37.2 million and $27.6 million for the fiscal years ended June 30, 2025, 2024 and 2023, respectively. We also have a deferred compensation asset that corresponds to the liability under the EDSP and it is included as a component of other non-current assets in the Consolidated Balance Sheets. Changes in the EDSP assets are recorded as gains (losses), net in SG&A expense in the Consolidated Statements of Operations. The amount of net gains included in SG&A expense were $40.7 million, $36.6 million and $27.6 million for the fiscal years ended June 30, 2025, 2024 and 2023, respectively.
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
Global Intangible Low-Taxed Income. The Tax Cut and Jobs Act introduced the Global Intangible Low-Taxed Income (“GILTI”) provisions, wherein U.S. taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. This income is effectively taxed at a 10.5% tax rate in general. The One Big Beautiful Bill Act (“OBBBA”) renames GILTI to Net Controlled Foreign Corporation (“CFC”) Tested Income (“NCTI”), modifies the general effective tax rate on GILTI to 12.6% and removes the deemed return on tangible assets deduction. We elect to account for GILTI as a component of current period tax expense and not recognize deferred tax assets and liabilities for the basis differences expected to reverse as a result of GILTI provisions.
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
Collaborative Arrangements. We assess joint development arrangements to determine whether they are in the scope of ASC 808, Collaborative Arrangements. In our assessment, we evaluate whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on commercial success of the activities. This assessment is performed throughout the life of such arrangement with consideration given to the changes in the roles and responsibilities between the parties. During the quarter ended September 30, 2024, we entered into a joint development arrangement within the scope of ASC 808 to develop and commercialize a new product.
Recent Accounting Pronouncements
Recently Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The new guidance requires enhanced disclosures about significant segment expenses. This standard update is effective for our annual reports beginning in the fiscal year ended June 30, 2025 and interim period reports beginning in the first quarter of the fiscal year ending June 30, 2026. Early adoption is permitted on a retrospective basis. We adopted ASU 2023-07 for the fiscal year ended June 30, 2025 on a retrospective basis.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets. The new guidance allows companies to apply a practical expedient when estimating credit losses on current accounts receivable and contract assets. The standard update is effective for our annual and interim reports beginning in the first quarter of our fiscal year ending June 30, 2027. Early adoption is permitted for periods in which financial statements have not yet been issued or made ready for issuance on a prospective basis. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements.
NOTE 2 — REVENUE
Contract Balances
The following table represents the opening and closing balances of accounts receivable, net, contract assets and contract liabilities as of the indicated dates.

	As of	As of	As of
(In thousands, except for percentages)	June 30, 2025	June 30, 2024	June 30, 2023	Change in Fiscal 2025		Change in Fiscal 2024
Accounts receivable, net	$2,263,915	$1,833,041	$1,753,361	$430,874	24%	$79,680	5%
Contract assets	$105,081	$69,259	$117,137	$35,822	52%	$(47,878)	(41)%
Contract liabilities	$1,713,689	$1,782,242	$1,245,007	$(68,553)	(4)%	$537,235	43%
Our payment terms and conditions vary by contract type, although terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of shipment, with the remainder payable within 30 days of acceptance.
The change in contract assets during the fiscal year ended June 30, 2025 was mainly due to $94.4 million of revenue recognized for which the payment is subject to conditions other than the passage of time, partially offset by $58.8 million of contract assets reclassified to net accounts receivable as our right to consideration for these contract assets became unconditional. Contract assets are included in other current assets on our Consolidated Balance Sheets.
The change in contract liabilities during the fiscal year ended June 30, 2025 was mainly due to the recognition in revenue of $1.39 billion that was included in contract liabilities as of June 30, 2024, partially offset by the value of products and services billed to customers for which control of the products and services has not transferred to the customers. Contract liabilities are included in current and non-current liabilities on our Consolidated Balance Sheet.
Remaining Performance Obligations
As of June 30, 2025, we had $7.86 billion of remaining performance obligations (“RPO”), which represents our obligation to deliver products and services, and primarily consists of sales orders where written customer requests have been received. This amount includes customer deposits of $643.2 million as disclosed in Note 4 “Financial Statement Components” and excludes contract liabilities of $1.71 billion as disclosed above. We expect to recognize approximately 71% to 76% of these performance obligations as revenue in the next 12 months, 20% to 25% in the subsequent 12 months and the remainder thereafter, but this estimate is subject to constant change.
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
Refer to Note 18 “Segment Reporting and Geographic Information” for information related to revenues by geographic region as well as significant product and service offerings.
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

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the dates indicated below were presented on our Consolidated Balance Sheets as follows:

As of June 30, 2025 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
Municipal securities	$6,120	$—	$6,120
Corporate debt securities	1,498	—	1,498
Money market funds and other	1,531,022	1,531,022	—
U.S. Government agency securities	9,955	—	9,955
U.S. Treasury securities	9,981	—	9,981
Marketable securities:
Corporate debt securities	960,148	—	960,148
Municipal securities	51,453	—	51,453
U.S. Government agency securities	106,881	106,881	—
U.S. Treasury securities	877,578	802,682	74,896
Equity securities	23,962	23,962	—
Total cash equivalents and marketable securities(1)	3,578,598	2,464,547	1,114,051
Other current assets:
Derivative assets	59,503	—	59,503
Other non-current assets:
EDSP	349,530	336,090	13,440
Total financial assets(1)	$3,987,631	$2,800,637	$1,186,994
Liabilities
Derivative liabilities	$(28,615)	$—	$(28,615)
Total financial liabilities	$(28,615)	$—	$(28,615)
__________________
(1)Excludes cash of $437.8 million held in operating accounts and time deposits of $478.2 million (of which $82.5 million were cash equivalents) as of June 30, 2025.

As of June 30, 2024 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
Corporate debt securities	$2,312	$—	$2,312
Money market funds and other	1,585,832	1,585,832	—
U.S. Treasury securities	35,158	—	35,158
Marketable securities:
Corporate debt securities	771,920	—	771,920
Municipal securities	41,159	—	41,159
U.S. Government agency securities	105,874	105,874	—
U.S. Treasury securities	716,148	476,230	239,918
Equity securities	25,566	25,566	—
Total cash equivalents and marketable securities(1)	3,283,969	2,193,502	1,090,467
Other current assets:
Derivative assets	36,503	—	36,503
Other non-current assets:
EDSP	303,365	272,816	30,549
Total financial assets(1)	$3,623,837	$2,466,318	$1,157,519
Liabilities
Derivative liabilities	$(15,683)	$—	$(15,683)
Total financial liabilities	$(15,683)	$—	$(15,683)
__________________
(1)Excludes cash of $287.6 million held in operating accounts and time deposits of $932.4 million (of which $66.2 million were cash equivalents) as of June 30, 2024.
We did not have any financial assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of June 30, 2025 or June 30, 2024.

NOTE 4 — FINANCIAL STATEMENT COMPONENTS
Consolidated Balance Sheets

	As of June 30,
(In thousands)	2025	2024
Accounts receivable, net:
Accounts receivable, gross	$2,297,930	$1,865,823
Allowance for credit losses	(34,015)	(32,782)
	$2,263,915	$1,833,041
Inventories:
Customer service parts	$600,769	$589,751
Raw materials	1,491,786	1,485,400
Work-in-process	833,933	700,895
Finished goods	285,661	258,735
	$3,212,149	$3,034,781
Other current assets:
Deferred costs of revenues	$223,829	$279,879
Prepaid expenses	201,053	124,969
Contract assets	105,081	69,259
Prepaid income and other taxes	64,704	102,398
Other current assets	133,435	82,822
	$728,102	$659,327
Land, property and equipment, net:
Land	$86,677	$78,260
Buildings and leasehold improvements	1,132,176	919,919
Machinery and equipment	1,238,599	1,116,793
Office furniture and fixtures	73,993	64,480
Construction-in-process	207,807	215,006
	2,739,252	2,394,458
Less: accumulated depreciation	(1,486,477)	(1,284,490)
	$1,252,775	$1,109,968
Other non-current assets:
EDSP	$349,530	$303,365
Operating lease ROU assets	269,714	231,812
Other non-current assets	154,370	157,546
	$773,614	$692,723
Other current liabilities:
Customer deposits	$636,369	$645,893
Compensation and benefits	418,515	371,713
EDSP	350,426	303,088
Income taxes payable	167,262	146,740
Interest payable	110,056	128,727
Operating lease liabilities	45,192	36,391
Other liabilities and accrued expenses	534,621	431,017
	$2,262,441	$2,063,569
Other non-current liabilities:
Income taxes payable	$221,808	$291,106
Operating lease liabilities	158,833	153,117
Pension liabilities	51,750	51,778
Customer deposits	6,823	99,794
Other non-current liabilities	170,418	147,320
	$609,632	$743,115

Accumulated Other Comprehensive Income (Loss)
The components of AOCI as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of June 30, 2025	$(57,277)	$5,792	$64,798	$(12,112)	$1,201

Balance as of June 30, 2024	$(75,846)	$(3,654)	$46,243	$(15,818)	$(49,075)

The effects on net income of amounts reclassified from AOCI to our Consolidated Statements of Operations for the indicated periods were as follows (in thousands, amounts in parentheses indicate debits or reductions to earnings):

	Location in the Consolidated Statements of Operations	Year Ended June 30,
AOCI Components		2025	2024	2023
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$7,466	$18,374	$31,837
	Costs of revenues and operating expenses	4,678	3,766	(6,526)
	Interest expense	3,285	3,764	3,747
	Net gains reclassified from AOCI	$15,429	$25,904	$29,058

Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$59	$(103)	$(986)

Consolidated Statements of Operations
The following table shows Other expense (income), net for the indicated periods:

	Year Ended June 30,
(In thousands)	2025	2024	2023
Other expense (income), net:
Interest income	$(180,276)	$(160,688)	$(74,095)
Foreign exchange (gains) losses, net	2,964	(7,268)	233
Net realized (gains) losses on sale of investments	(59)	103	986
Other	5,884	12,778	(31,844)
	$(171,487)	$(155,075)	$(104,720)

NOTE 5 — MARKETABLE SECURITIES
The amortized cost and fair value of our fixed income marketable securities as of the dates indicated below were as follows:

As of June 30, 2025 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$957,256	$4,456	$(66)	$961,646
Money market funds and other	1,531,022	—	—	1,531,022
Municipal securities	57,445	129	(1)	57,573
U.S. Government agency securities	116,436	458	(58)	116,836
U.S. Treasury securities	885,101	2,787	(329)	887,559
Subtotal	3,547,260	7,830	(454)	3,554,636
Add: Time deposits(1)	478,191	—	—	478,191
Less: Cash equivalents	1,641,074	1	(1)	1,641,074
Marketable securities(2)	$2,384,377	$7,829	$(453)	$2,391,753

As of June 30, 2024 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$775,277	$973	$(2,018)	$774,232
Money market funds and other	1,585,832	—	—	1,585,832
Municipal securities	41,343	13	(197)	41,159
U.S. Government agency securities	106,101	26	(253)	105,874
U.S. Treasury securities	754,505	209	(3,408)	751,306
Subtotal	3,263,058	1,221	(5,876)	3,258,403
Add: Time deposits(1)	932,436	—	—	932,436
Less: Cash equivalents	1,689,540	—	(1)	1,689,539
Marketable securities(2)	$2,505,954	$1,221	$(5,875)	$2,501,300
__________________
(1)Time deposits excluded from fair value measurements.
(2)Excludes equity marketable securities.
Our investment portfolio includes both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of our unrealized losses are due to changes in market interest rates, and bond yields. We believe that we have the ability to realize the full value of all these investments upon maturity. As of June 30, 2025, we had 104 investments in a gross unrealized loss position. The following table summarizes the fair value and gross unrealized losses of our investments that were in an unrealized loss position as of the dates indicated below:

As of June 30, 2025	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$98,149	$(63)	$2,528	$(3)	$100,677	$(66)
Municipal securities	5,774	(1)	—	—	5,774	(1)
U.S. Government agency securities	32,780	(58)	—	—	32,780	(58)
U.S. Treasury securities	238,627	(297)	20,330	(32)	258,957	(329)
Total	$375,330	$(419)	$22,858	$(35)	$398,188	$(454)

As of June 30, 2024	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$355,882	$(942)	$100,957	$(1,076)	$456,839	$(2,018)
Municipal securities	17,364	(81)	10,788	(116)	28,152	(197)
U.S. Government agency securities	58,598	(137)	17,197	(116)	75,795	(253)
U.S. Treasury securities	466,144	(1,040)	166,867	(2,368)	633,011	(3,408)
Total	$897,988	$(2,200)	$295,809	$(3,676)	$1,193,797	$(5,876)
The contractual maturities of securities classified as available-for-sale, regardless of their classification on our Consolidated Balance Sheets, as of the date indicated below were as follows:

As of June 30, 2025 (In thousands)	Amortized Cost	Fair Value
Due within one year	$1,244,804	$1,246,095
Due after one year through three years	1,139,573	1,145,658
Total	$2,384,377	$2,391,753
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities were immaterial for the fiscal years ended June 30, 2025, 2024 and 2023.
The costs for our equity marketable securities were $22.9 million as of both June 30, 2025, and June 30, 2024. Unrealized gains (losses) for our equity marketable securities were $(1.6) million, $(12.3) million and $7.1 million during the fiscal years ended June 30, 2025, 2024 and 2023 respectively.
NOTE 6 - BUSINESS COMBINATIONS AND DISPOSITIONS
Fiscal 2023 Acquisitions
On August 9, 2022, we acquired a privately held company, primarily to secure the supply of materials for existing products, for aggregate purchase consideration of $32.7 million payable in cash. We allocated the purchase consideration as follows: $30.0 million to identifiable intangible assets, $2.3 million to net tangible assets, $6.5 million to deferred tax liabilities and $6.8 million to goodwill. The goodwill was assigned to the Semiconductor Process Control reportable segment. The purchase consideration included a $3.7 million holdback to satisfy general warranties and representations that was paid in full in February 2024.
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
Acquisition-Related Costs
Our acquisition and disposition related costs are primarily included within SG&A expenses in our Consolidated Statements of Operations. We incurred immaterial acquisition-related costs for fiscal 2023 acquisitions.
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
The following table presents the carrying value of goodwill and the movements by reportable segment during the fiscal years ended June 30, 2025 and 2024:

(In thousands)	Semiconductor Process Control	Specialty Semiconductor Process	PCB & Component Inspection	Total
Balances as of June 30, 2023	$753,038	$681,858	$843,924	$2,278,820
Goodwill impairment	—	—	(263,074)	(263,074)
Foreign currency adjustment	(20)	—	—	(20)
Balances as of June 30, 2024	753,018	681,858	580,850	2,015,726
Goodwill impairment	—	—	(230,400)	(230,400)
Foreign currency adjustments	6,867	—	—	6,867
Balances as of June 30, 2025	$759,885	$681,858	$350,450	$1,792,193
During the second quarter of fiscal 2025, in connection with our annual strategic planning process, we noted a continued deterioration of the long-term forecast for our PCB business, which is part of our PCB and Component Inspection reportable segment. In addition, in the second quarter of fiscal 2025, we completed an internal reorganization affecting the composition of reporting units within our Specialty Semiconductor Process and PCB and Component Inspection reportable segments. The downward revision of financial outlook for PCB and the reorganization of reporting units triggered goodwill impairment tests. As a result of our quantitative assessment before reorganization, we recorded a total goodwill impairment charge of $230.4 million in the former PCB reporting unit, which was part of the PCB and Component Inspection reportable segment, in the second quarter of fiscal 2025. No goodwill impairment was identified in the Specialty Semiconductor Process reportable segment. We assessed for impairment subsequent to the reorganization and noted no impairment. The goodwill balances of our new reporting units after reorganization were allocated on a relative fair value basis.
During the second quarter of fiscal 2024, we noted a significant deterioration of the long-term forecast for our PCB and flat and flexible panel displays (“Display”) businesses, which were part of our former PCB and Display operating segment, as the Company initiated its annual strategic planning process. The downward revision of financial outlook for the PCB and Display businesses triggered a goodwill impairment test. In addition, in the second quarter of fiscal 2024, we began to evaluate strategic options for our Display business. Effective from the second quarter of fiscal 2024, our PCB and Display operating segment was comprised of two reporting units, 1) PCB and 2) Display while, prior to the change, the PCB and Display operating segment represented a single reporting unit. As a result of our quantitative assessment, we recorded a total goodwill impairment charge of $192.6 million for the PCB and Display reporting unit in the second quarter of fiscal 2024. The goodwill balances of the new PCB and Display reporting units were determined based on their relative fair values. We assessed for impairment subsequent to the reporting unit change and noted no impairment.
To determine the fair value of the reporting units noted above, we utilized income and market approaches and applied a weighting of 75 percent and 25 percent, respectively. The income approach is estimated through discounted cash flow analysis. The estimated fair value of this reporting unit was computed by adding the present value of the estimated annual discounted cash flows over a discrete projection period to the residual value of the business at the end of the projection period. This valuation technique requires us to use significant estimates and assumptions, including long-term growth rates, discount rates and other inputs. The estimated growth rates for the projection period are based on our internal forecasts of anticipated future performance of the business. The residual value is estimated using a perpetual nominal growth rate, which is based on projected long-range inflation and long-term industry projections. The discount rates are calculated as the weighted average cost of capital of comparable peer companies, adjusted for company-specific risk. The market approach estimates the fair value of the reporting unit by utilizing the market comparable method, which uses revenue and earnings multiples from comparable companies.
We performed the required annual goodwill impairment test as of February 28, 2025 and concluded that goodwill was not impaired. As a result of our qualitative assessments, we determined that it was not necessary to perform a quantitative assessment at that time.
We performed the required annual goodwill impairment testing for all reporting units as of February 29, 2024, and concluded that goodwill was not impaired, except for the Display reporting unit. As a result of this qualitative assessment, we determined that it was not necessary to perform a quantitative assessment for the reporting units subject to testing other than Display. In March 2024, we made the decision to exit the Display business by announcing the end of manufacturing of most Display products, but we will continue to provide services to the installed base of Display products for existing customers. The exit of the business does not qualify as a discontinued operation under the relevant accounting guidance, but the decision triggered a quantitative impairment assessment for the Display reporting unit, which resulted in a total goodwill impairment charge of $70.5 million in the third quarter of fiscal 2024.
To determine the fair value of the Display reporting unit, we utilized an income approach estimated through a discounted cash flow analysis, by adding the present value of the estimated annual discounted cash flows over a discrete projection period. This valuation technique requires us to use significant estimates and assumptions, including discount rates and internal forecasts of the anticipated future performance of the business. The discount rates are calculated as the weighted average cost of capital of comparable peer companies, adjusted for company-specific risk. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future.
There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the assessment performed in the third quarter of the fiscal year ended June 30, 2025. The next annual assessment of goodwill by reporting unit is scheduled to be performed in the third quarter of the fiscal year ending June 30, 2026.
As of June 30, 2025, following the internal reorganization noted above, goodwill is net of accumulated impairment losses of $277.6 million and $70.5 million in the Semiconductor Process Control and PCB and Component Inspection reportable segments, respectively. As of June 30, 2024, following the fiscal 2024 goodwill impairment and changes to the PCB and Display operating segment noted above, goodwill is net of accumulated impairment losses of $277.6 million, $144.2 million and $70.5 million in the Semiconductor Process Control, Specialty Semiconductor Process and PCB and Component Inspection reportable segments, respectively. As of June 30, 2023, goodwill is net of accumulated impairment losses of $277.6 million, $144.2 million and $112.5 million in the Semiconductor Process Control, Specialty Semiconductor Process and PCB and Component Inspection reportable segments, respectively.
Purchased Intangible Assets
Changes in the gross carrying amount of intangible assets result from changes in foreign currency exchange rates and acquisitions. The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)	As of June 30, 2025			As of June 30, 2024
Category	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	$1,555,688	$1,222,520	$333,168	$1,552,074	$1,045,585	$506,489
Customer relationships	359,555	285,274	74,281	358,567	248,106	110,461
Trade name/trademark	119,409	113,210	6,199	119,083	97,106	21,977
Order backlog and other	89,309	84,419	4,890	83,336	82,740	596
Intangible assets subject to amortization	2,123,961	1,705,423	418,538	2,113,060	1,473,537	639,523
IPR&D	46,074	19,827	26,247	46,074	16,833	29,241
Total	$2,170,035	$1,725,250	$444,785	$2,159,134	$1,490,370	$668,764
Refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” for our policy of testing purchased intangible assets for impairment.
In connection with the evaluation of the goodwill impairment in the PCB and Component Inspection reportable segment during the second quarter of fiscal 2025, due to the continued deterioration of financial outlook for the businesses and internal reorganization both noted above, the Company assessed tangible and intangible assets for impairment prior to performing the goodwill impairment test. The Company first performed a recoverability test for each asset group identified in the PCB and Component Inspection reportable segment by comparing projected undiscounted cash flows from the use and eventual disposition of each asset group to its carrying value. This test indicated that the undiscounted cash flows were not sufficient to recover the carrying value of the asset groups. We then compared the carrying value of the individual long-lived assets within those asset groups against their fair value in order to measure the impairment loss. As a result of this assessment, we recorded a total purchased intangible asset impairment charge of $8.7 million. No impairment was identified for other long-lived assets in the second quarter of fiscal 2025.
As part of the evaluation of goodwill impairment in the former PCB and Display operating segment in the second quarter of fiscal 2024 noted above, the Company assessed long-lived assets for impairment prior to performing the goodwill impairment test. As a result, we recorded a total purchased intangible asset impairment charge of $26.4 million in the second quarter of fiscal 2024.

In the third quarter of fiscal 2024, in connection with the Company's decision to exit the Display business, as described above, an immaterial amount of purchased intangible assets were abandoned.
The total impairment charges for goodwill and purchased intangible assets of $239.1 million during the second quarter of fiscal 2025 and $219.0 million during the second quarter of fiscal 2024, as well as the goodwill impairment charge of $70.5 million in the third quarter of fiscal 2024, were recognized as separate charges and included in income (loss) from operations.
As of June 30, 2025 and 2024, there were no impairment indicators for purchased intangible assets.
Amortization expense for purchased intangible assets was $220.4 million, $239.3 million, and $260.6 million, for the fiscal years ended June 30, 2025, 2024 and 2023, respectively.
Based on the purchased intangible assets gross carrying amount recorded as of June 30, 2025, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal Year Ending June 30:	Amortization (In thousands)
2026	$195,869
2027	123,357
2028	48,123
2029	35,237
2030	14,349
Thereafter	1,603
Total	$418,538
The expected amortization expense is an estimate. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets and other events.
NOTE 8 — DEBT
The following table summarizes our debt as of June 30, 2025 and June 30, 2024:

	As of June 30, 2025		As of June 30, 2024
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 4.650% Senior Notes due on November 1, 2024	$—	—%	$750,000	4.682%
Fixed-rate 4.100% Senior Notes due on March 15, 2029	800,000	4.159%	800,000	4.159%
Fixed-rate 4.650% Senior Notes due on July 15, 2032	1,000,000	4.657%	1,000,000	4.657%
Fixed-rate 4.700% Senior Notes due on February 1, 2034	500,000	4.777%	500,000	4.777%
Fixed-rate 5.650% Senior Notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Fixed-rate 5.000% Senior Notes due on March 15, 2049	400,000	5.047%	400,000	5.047%
Fixed-rate 3.300% Senior Notes due on March 1, 2050	750,000	3.302%	750,000	3.302%
Fixed-rate 4.950% Senior Notes due on July 15, 2052	1,450,000	5.023%	1,450,000	5.023%
Fixed-rate 5.250% Senior Notes due on July 15, 2062	800,000	5.259%	800,000	5.259%

Total	5,950,000		6,700,000
Unamortized discount	(23,338)		(24,866)
Unamortized debt issuance costs	(42,405)		(44,999)
Total	$5,884,257		$6,630,135
Reported as:
Current portion of long-term debt	$—		$749,936
Long-term debt	5,884,257		5,880,199
Total	$5,884,257		$6,630,135

Senior Notes and Debt Redemption:
In November 2024, we repaid $750.0 million of the Senior Notes that were due on November 1, 2024. In February 2024, KLA Corporation (the “Issuer”) issued $750.0 million aggregate principal amount of senior, unsecured notes as follows: $500.0 million of 4.700% senior, unsecured notes (the “2024 Senior Notes”) due February 1, 2034; and an additional $250.0 million of 4.950% senior, unsecured notes due July 15, 2052 which was originally issued in June 2022, resulting in an aggregate principal amount of $1.45 billion. The net proceeds were used for general corporate purposes, including repayment of outstanding indebtedness.
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
The fair value of the Senior Notes as of June 30, 2025 and 2024 was $5.54 billion and $6.26 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of June 30, 2025, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility:
On July 3, 2025, we replaced our existing revolving credit facility (see Note 20 “Subsequent Events”). As of June 30, 2025, we had in place a Credit Agreement dated June 8, 2022 (“Prior Credit Agreement”) for an unsecured Revolving Credit Facility (“Prior Revolving Credit Facility”) having a maturity date of June 8, 2027 that allowed us to borrow up to $1.50 billion. Subject to the terms of the Prior Credit Agreement, the Prior Revolving Credit Facility could have been increased by an amount up to $250.0 million in the aggregate. As of June 30, 2025 and 2024, we had no outstanding borrowings under the Prior Revolving Credit Facility.

We could borrow, repay and reborrow funds under the Prior Revolving Credit Facility until the maturity date, at which time we could exercise two one-year extension options with the consent of the lenders. We could prepay outstanding borrowings under the Prior Revolving Credit Facility at any time without a prepayment penalty.
Under the Prior Credit Agreement, borrowings could be made as Term Secured Overnight Financing Rate (“SOFR”) Loans or Alternate Base Rate (“ABR”) Loans, at the Company’s option. In the event that Term SOFR was unavailable, any Term SOFR elections would be converted to Daily Simple SOFR, if available. Each Term SOFR Loan would bear interest at a rate per annum equal to the applicable Adjusted Term SOFR rate, which is equal to the applicable Term SOFR rate plus 10 bps that shall not be less than zero, plus a spread ranging from 75 bps to 125 bps, as determined by the Company’s credit ratings at the time. Each ABR Loan would bear interest at a rate per annum equal to the ABR plus a spread ranging from 0 bps to 25 bps, as determined by the Company’s credit ratings at the time. We were also obligated to pay an annual commitment fee on the daily undrawn balance of the Prior Revolving Credit Facility, which ranges from 4.5 bps to 12.5 bps, subject to an adjustment in conjunction with changes to our credit rating. The applicable interest rates and commitment fees were also subject to adjustment based on the Company’s performance against certain environmental sustainability key performance indicators (“KPI”) related to greenhouse gas (“GHG”) emissions and renewable electricity usage. Our performance against these KPIs in calendar year 2024 resulted in reductions to the fees associated with our Prior Revolving Credit Facility. As of June 30, 2025, the applicable commitment fee on the daily undrawn balance of the Prior Revolving Credit Facility was 5.5 bps.
Under the Prior Credit Agreement, the maximum leverage ratio on a quarterly basis, was 3.50 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which could have been increased to 4.00 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of June 30, 2025, our maximum allowed leverage ratio was 3.50 to 1.00.
We were in compliance with all covenants under the Prior Credit Agreement as of June 30, 2025.
NOTE 9 — LEASES
We have operating leases for facilities, vehicles and other equipment. Our facility leases are primarily used for administrative functions, R&D, manufacturing, and storage and distribution. Our finance leases are not significant.
Our existing leases do not contain significant restrictive provisions or residual value guarantees; however, certain leases contain provisions for the payment of maintenance, real estate taxes or insurance costs by us. Our leases have remaining lease terms ranging from less than one year to 27 years, including periods covered by options to extend the lease when it is reasonably certain that the option will be exercised.
Lease expense was $51.5 million, $54.6 million and $41.8 million for the fiscal years ended June 30, 2025, 2024 and 2023, respectively. Expense related to short-term leases, which are not recorded on the Consolidated Balance Sheets, was not material for the fiscal years ended June 30, 2025 and 2024. As of June 30, 2025 and 2024, the weighted-average remaining lease term was 6.2 years and 6.7 years, respectively, and the weighted-average discount rate for operating leases was 4.06% and 4.30%, as of June 30, 2025 and 2024, respectively.
Supplemental cash flow information related to leases was as follows:

	Year Ended June 30,
(In thousands)	2025	2024
Operating cash outflows from operating leases	$47,183	$41,405
ROU assets obtained in exchange for new operating lease liabilities	$46,018	$62,505

Maturities of lease liabilities as of June 30, 2025 were as follows:

Fiscal Year Ending June 30:	Amount (In thousands)
2026	$53,182
2027	47,113
2028	28,659
2029	24,033
2030	21,503
2031 and thereafter	59,562
Total lease payments	234,052
Less imputed interest	(30,027)
Total	$204,025
As of June 30, 2025, we did not have any material leases that had not yet commenced.
NOTE 10 — EQUITY, LONG-TERM INCENTIVE COMPENSATION PLANS AND NON-CONTROLLING INTEREST
Equity Incentive Program
On August 3, 2023, our Board of Directors adopted the KLA Corporation 2023 Incentive Award Plan (the “2023 Plan”), which replaced our 2004 Equity Incentive Plan (the “2004 Plan”) for grants of equity awards occurring on or after November 1, 2023. The new plan was approved by our stockholders at the annual meeting of stockholders held on November 1, 2023. As of June 30, 2025, we were able to issue new equity incentive awards, such as RSUs and stock options, to our employees, consultants and members of our Board of Directors under our 2023 Plan, with 9.6 million shares available for issuance.
Any 2004 Plan and 2023 Plan awards of RSUs, performance shares, performance units or deferred stock units are counted against the total number of shares issuable under the 2023 Plan share reserve, or previously under the 2004 Plan reserve, as two shares for every one share subject thereto.
In addition, the plan administrator has the ability to grant “dividend equivalent” rights in connection with awards of RSUs, performance shares, performance units and deferred stock units before they are fully vested. The plan administrator, at its discretion, may grant a right to receive dividends on the aforementioned awards, which may be settled in cash or our stock subject to meeting the vesting requirement of the underlying awards. All grants during the fiscal years ended June 30, 2025, 2024 and 2023 included dividend equivalent rights.
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
Equity Incentive Plans - General Information
The following table summarizes the combined activity under our equity incentive plans:

(In thousands)	Available For Grant(1)(3)
Balances as of June 30, 2022	9,242
RSUs granted(2)	(1,601)
RSUs canceled	120
Balances as of June 30, 2023	7,761
Plan shares increased	3,250
RSUs granted(2)	(849)
RSUs canceled	78
Balances as of June 30, 2024	10,240
RSUs granted(2)	(805)
RSUs granted adjustment(4)	62
RSUs canceled	77
Balances as of June 30, 2025	9,574
__________________
(1)The number of RSUs reflects the application of the award multiplier of 2.0x as described above.
(2)Includes RSUs granted to senior management with performance-based vesting criteria (in addition to service-based vesting criteria for any of such RSUs that are deemed to have been earned) (“performance-based RSU”). As of June 30, 2025, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria had been satisfied. Therefore, this line item includes all such performance-based RSUs granted during the fiscal year, reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.2 million shares, 0.2 million shares and 0.6 million shares for the fiscal years ended June 30, 2025, 2024 and 2023, respectively, reflecting the application of the 2.0x multiplier described above).
(3)No additional stock options, RSUs or other awards will be granted under the Assumed Equity Plans.
(4)Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the fiscal year ended June 30, 2025.
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

The following table shows SBC expense for the indicated periods:

	Year Ended June 30,
(In thousands)	2025	2024	2023
SBC expense by:
Costs of revenues	$46,502	$35,942	$29,101
R&D	77,271	60,124	44,702
SG&A	141,238	116,629	97,621
Total SBC expense	$265,011	$212,695	$171,424
 SBC capitalized as inventory as of June 30, 2025 and 2024 was $26.3 million and $21.5 million, respectively.
Restricted Stock Units
The following table shows the activity and weighted-average grant date fair values for RSUs during the fiscal year ended June 30, 2025:

	Shares (In thousands) (1)	Weighted-Average Grant Date Fair Value
Outstanding RSUs as of June 30, 2024(2)	1,467	$424.66
Granted(3)	402	$726.75
Granted adjustments(4)	(31)	$397.40
Vested and released	(507)	$377.12
Forfeited	(39)	$482.79
Outstanding RSUs as of June 30, 2025(2)	1,292	$536.30
 __________________
(1)Share numbers reflect actual shares subject to awarded RSUs.
(2)Includes performance-based RSUs.
(3)This line item includes all performance-based RSUs granted during the fiscal year ended June 30, 2025 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.1 million shares for the fiscal year ended June 30, 2025), reflect the application of the multiplier described above.
(4)Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the fiscal year ended June 30, 2025.
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
The following table shows the weighted-average grant date fair value per unit for the RSUs granted, aggregate grant date fair value of RSUs vested, and tax benefits realized by us in connection with vested and released RSUs for the indicated periods:

(In thousands, except for weighted-average grant date fair value)	Year Ended June 30,
	2025	2024	2023
Weighted-average grant date fair value per unit	$726.75	$584.49	$385.98
Grant date fair value of vested RSUs	$191,352	$144,888	$107,217
Tax benefits realized by us in connection with vested and released RSUs	$48,858	$47,315	$25,989
As of June 30, 2025, the unrecognized SBC expense balance related to RSUs was $485.8 million, excluding the impact of estimated forfeitures, and will be recognized over an estimated weighted-average amortization period of 1.4 years. The intrinsic value of outstanding RSUs as of June 30, 2025 was $1.16 billion.

Cash LTI Compensation
As part of our employee compensation program, we issue Cash LTI awards to many of our employees. Executives and non-employee members of the Board of Directors do not participate in the Cash LTI Plan. During the fiscal years ended June 30, 2025 and 2024, we approved Cash LTI awards of $41.7 million and $51.4 million, respectively. Cash LTI awards issued to employees under the Cash LTI Plan will vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date. During the fiscal years ended June 30, 2025, 2024 and 2023, we recognized $56.8 million, $70.3 million and $76.4 million, respectively, in compensation expense under the Cash LTI Plan. As of June 30, 2025, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $108.8 million.
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
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes model and the straight-line attribution approach with the following weighted-average assumptions:

	Year Ended June 30,
	2025	2024	2023
Stock purchase plan:
Expected stock price volatility	33.8%	32.2%	42.7%
Risk-free interest rate	5.0%	5.3%	2.5%
Dividend yield	0.9%	1.1%	1.6%
Expected life (in years)	0.50	0.50	0.50
The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Year Ended June 30,
	2025	2024	2023
Total cash received from employees for the issuance of shares under the ESPP	$151,514	$144,934	$124,731
Number of shares purchased by employees through the ESPP	281	320	418
Tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP	$2,834	$2,623	$1,916
Weighted-average fair value per share based on Black-Scholes model	$164.88	$125.04	$89.52
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The     provision allows for share replenishment equal to the lesser of 2.0 million shares or the number of shares that we estimate will be required to be issued under the ESPP during the forthcoming fiscal year. As of June 30, 2025, a total of 2.4 million shares were reserved and available for issuance under the ESPP.
Quarterly cash dividends
On June 3, 2025, we paid a quarterly cash dividend of $1.90 per share on the outstanding shares of our common stock to stockholders of record as of the close of business on May 19, 2025. The total amount of regular quarterly cash dividends and dividend equivalents paid during the fiscal years ended June 30, 2025 and 2024 was $904.6 million and $773.0 million, respectively. The amount of accrued dividend equivalents payable related to unvested RSUs with dividend equivalent rights was $13.3 million and $11.8 million as of June 30, 2025 and 2024, respectively. These amounts will be paid upon vesting of the underlying RSUs. Refer to Note 20 “Subsequent Events” to our Consolidated Financial Statements for additional information regarding the declaration of our quarterly cash dividend announced subsequent to June 30, 2025.
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
NOTE 11 — STOCK REPURCHASE PROGRAM
Our Board of Directors has authorized a program that permits us to repurchase our common stock, including an increase in the authorized repurchase amount of $5.00 billion in the fourth quarter of fiscal 2025. The stock repurchase program has no expiration date and may be suspended at any time. The intent of the program is, in part, to mitigate the potential dilutive impact related to our equity incentive plans and shares issued in connection with our ESPP as well as to return excess cash to our stockholders. Any and all share repurchase transactions are subject to market conditions and applicable legal requirements.
On June 23, 2022, the Company executed accelerated share repurchase agreements (“ASR Agreements”) with two financial institutions to repurchase shares of our common stock in exchange for an upfront payment of $3.00 billion. The Company received initial deliveries totaling 6.5 million shares of common stock in the fourth quarter of fiscal 2022, which represented 70% of the prepayment amount at the then prevailing market price of the Company’s shares of common stock. The initial shares delivered were retired immediately upon settlement and treated as repurchases of the Company’s common stock for purposes of earnings per share calculations. The total number of shares received under the ASR Agreements was based on the volume-weighted average price of the Company’s common stock during the term of the ASR Agreements, less an agreed-upon discount. Final settlement of the ASR Agreements occurred during the second quarter of fiscal 2023, resulting in the delivery of 2.4 million additional shares, which yielded an average share price of $333.88 for the entire transaction.
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
As of June 30, 2025, an aggregate of $5.03 billion of authorization was available for repurchase under the stock repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

(In thousands)	Year Ended June 30,
	2025	2024	2023
Number of shares of common stock repurchased	3,007	3,032	5,844
Total cost of repurchases	$2,165,635	$1,742,501	$1,329,714
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

The following table sets forth the computation of basic and diluted net income per share attributable to KLA:

(In thousands, except per share amounts)	Year Ended June 30,
	2025	2024	2023
Numerator:
Net income attributable to KLA	$4,061,643	$2,761,896	$3,387,277
Denominator:
Weighted-average shares - basic, excluding unvested RSUs	133,030	135,345	139,483
Effect of dilutive RSUs and options	720	842	752
Weighted-average shares - diluted	133,750	136,187	140,235
Basic net income per share attributable to KLA	$30.53	$20.41	$24.28
Diluted net income per share attributable to KLA	$30.37	$20.28	$24.15
Anti-dilutive securities excluded from the computation of diluted net income per share	—	35	8
NOTE 13 — EMPLOYEE BENEFIT PLANS
Profit-sharing program and U.S. 401(k)
We have a profit-sharing program for eligible employees, which distributes a percentage of our pre-tax profits on a quarterly basis. In addition, we have an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Since January 1, 2019, the employer match is the greater of 50% of the first $8,000 of an eligible employee’s contributions or 50% of the first 5% of eligible compensation contributed plus 25% of the next 5% of compensation contributed. The total expenses under the profit-sharing and 401(k) programs amounted to $43.2 million, $39.4 million, and $37.3 million in the fiscal years ended June 30, 2025, 2024 and 2023, respectively.
Employee benefit plans
In addition to the profit-sharing plan and the U.S. 401(k), several of our foreign subsidiaries have retirement plans for their full-time employees, many of which are defined benefit plans. The assumptions used in calculating the obligations for the foreign plans depend on the local economic environment. Discount rates for the plans are derived by reference to appropriate benchmark yields on high-quality corporate bonds, allowing for the approximate duration of both plan obligations and the relevant benchmark index. Asset return assumptions are developed by considering the historical returns and expectations of future returns relevant to the country in which each plan is in effect and the investments applicable to the corresponding plan.
The foreign plans’ investments are measured at fair value on a recurring basis. They are managed by third-party trustees consistent with the regulations or market practice of the country where the assets are invested. We are not actively involved in the investment strategy, nor do we have control over the target allocation of these investments. We manage a variety of risks, including market, credit and liquidity risks, across our plan assets through our investment managers. We define a concentration of risk as an undiversified exposure to one of the above-mentioned risks that increases the exposure of the loss of plan assets unnecessarily. We monitor exposure to such risks in the foreign plans by monitoring the magnitude of the risk in each plan and diversifying our exposure to such risks across a variety of instruments, markets and counterparties. As of June 30, 2025, we did not have concentrations of plan asset investment risk in any single entity, manager, counterparty, sector, industry or country.
We apply authoritative guidance that requires an employer to recognize the funded status of each of our defined benefit pension and post-retirement benefit plans as a net asset or liability on its balance sheets. Additionally, the authoritative guidance requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. The benefit obligations and related assets under our plans have been measured as of June 30, 2025 and 2024 and were immaterial. The net funded status of these plans is recognized as a liability and included in other current or non-current liabilities in the Consolidated Balance Sheets in the years presented. The net periodic benefit costs were immaterial for the fiscal years ended June 30, 2025, 2024 and 2023.

NOTE 14 — INCOME TAXES
The components of income before income taxes were as follows:

	Year Ended June 30,
(In thousands)	2025	2024	2023
Domestic income before income taxes	$3,070,097	$1,997,090	$2,017,338
Foreign income before income taxes	1,574,351	1,192,942	1,771,852
Total income before income taxes	$4,644,448	$3,190,032	$3,789,190
The provision for income taxes was comprised of the following:

(In thousands)	Year Ended June 30,
	2025	2024	2023
Current:
Federal	$624,002	$395,876	$553,197
State	21,161	10,737	14,804
Foreign	182,448	160,401	188,991
	827,611	567,014	756,992
Deferred:
Federal	(222,907)	(110,686)	(228,414)
State	(5,433)	(2,770)	(4,295)
Foreign	(16,466)	(25,422)	(122,444)
	(244,806)	(138,878)	(355,153)
Provision for income taxes	$582,805	$428,136	$401,839
The significant components of deferred income tax assets and liabilities were as follows:

(In thousands)	As of June 30,
	2025	2024
Deferred tax assets:
Capitalized R&D expenses	$447,043	$328,061
Tax credits and net operating losses	327,618	311,026
Depreciation and amortization	190,256	151,371
Inventory reserves	135,121	121,238
Employee benefits accrual	106,746	95,461
Non-deductible reserves	69,790	53,668
Unearned revenue	48,372	25,532
SBC	18,835	15,375
Other	43,843	12,785
Gross deferred tax assets	1,387,624	1,114,517
Valuation allowance	(310,599)	(289,534)
Net deferred tax assets	$1,077,025	$824,983
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries not indefinitely reinvested	$(360,544)	$(315,231)
Deferred profit	(41,378)	(70,204)
Unrealized gain on investments	(16,278)	(10,949)
Total deferred tax liabilities	(418,200)	(396,384)
Total net deferred tax assets	$658,825	$428,599

Our deferred tax assets for the years ended June 30, 2025 and 2024 reflect the impact of the mandatory capitalization of research and experimental expenditures as required by the 2017 Tax Cuts and Jobs Act. This provision was first effective for us in the year ending June 30, 2023.
As of June 30, 2025, we had U.S. federal, state and foreign net operating loss (“NOL”) carry-forwards of $3.7 million, $10.0 million and $174.5 million, respectively. We also had foreign capital loss carry-forwards of $1.3 million as of June 30, 2025. The U.S. federal NOL carry-forwards will expire at various dates beginning in 2026 through 2036. The utilization of NOLs created by acquired companies is subject to annual limitations under Section 382 of the Internal Revenue Code. However, it is not expected that such annual limitation will significantly impair the realization of these NOLs. The state NOLs will expire at various dates beginning in 2028 through 2036. Foreign NOLs and capital loss carry-forwards will be carried forward indefinitely. State credits of $395.2 million will also be carried forward indefinitely.
The net deferred tax asset valuation allowance was $310.6 million and $289.5 million as of June 30, 2025 and 2024, respectively. The change was primarily due to an increase in the valuation allowance related to state credit carry-forwards generated in the fiscal year ended June 30, 2025. The valuation allowance is based on our assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. Of the valuation allowance as of June 30, 2025, $308.5 million was related to federal and state credit carry-forwards. The remainder of the valuation allowance was related to state and foreign NOL carry-forwards.
 As of June 30, 2025, we intend to indefinitely reinvest $185.9 million of cumulative undistributed earnings held by certain non-U.S. subsidiaries. If these undistributed earnings were repatriated to the U.S., the potential deferred tax liability associated with the undistributed earnings would be approximately $39 million.
We benefit from tax holidays in Singapore where we manufacture certain of our products. These tax holidays are on approved investments. The tax holidays in Singapore are scheduled to expire in four to seven years. We were in compliance with all the terms and conditions of the tax holidays as of June 30, 2025. The net impact of these tax holidays was to decrease our tax expense by $198.6 million, $159.4 million and $161.5 million in the fiscal years ended June 30, 2025, 2024 and 2023, respectively. The benefits of the tax holidays on diluted net income per share were $1.49, $1.19 and $1.18 for the fiscal years ended June 30, 2025, 2024 and 2023, respectively.
The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate was as follows:

	Year Ended June 30,
	2025	2024	2023
Federal statutory rate	21.0%	21.0%	21.0%
GILTI	2.9%	3.7%	3.4%
Goodwill impairment	1.1%	1.7%	—%
Net change in tax reserves	0.3%	1.1%	—%
State income taxes, net of federal benefit	0.3%	0.3%	0.2%
Effect of SBC	—%	—%	0.1%
Foreign derived intangible income	(6.6)%	(5.9)%	(5.7)%
Effect of foreign operations taxed at various rates	(5.1)%	(6.6)%	(7.1)%
R&D tax credit	(1.1)%	(1.6)%	(1.5)%
Other	(0.3)%	(0.3)%	0.2%
Effective income tax rate	12.5%	13.4%	10.6%

A reconciliation of gross unrecognized tax benefits was as follows:

	Year Ended June 30,
(In thousands)	2025	2024	2023
Unrecognized tax benefits at the beginning of the year	$245,707	$213,092	$217,927
Increases for tax positions taken in current year	35,429	40,209	44,590
Increases for tax positions taken in prior years	10,862	23,291	434
Decreases for lapsing of statutes of limitations	(17,100)	(4,119)	(888)
Decreases for tax positions taken in prior years	(11,607)	(26,766)	(3,929)
Decreases for settlements with taxing authorities	(4,687)	—	(45,042)
Unrecognized tax benefits at the end of the year	$258,604	$245,707	$213,092
The amounts of unrecognized tax benefits that would impact the effective tax rate were $244.9 million, $244.6 million and $199.0 million as of June 30, 2025, 2024 and 2023, respectively. The amounts of interest and penalties recognized during the years ended June 30, 2025, 2024 and 2023 were expenses (benefits) of $9.0 million, $8.3 million and $(20.2) million, respectively. Our policy is to include interest and penalties related to unrecognized tax benefits within Other expense (income), net. The amounts of interest and penalties accrued as of June 30, 2025 and 2024 were $50.1 million and $41.1 million, respectively.
In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to U.S. federal income tax examinations for all years beginning from the fiscal year ended June 30, 2022 and are under U.S. federal income tax examination for the fiscal year ended June 30, 2018. We have completed the federal income tax examination for the fiscal years ended June 30, 2019 and June 30, 2020. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2021. We are also subject to examinations in other major foreign jurisdictions, including Singapore and Israel, for all years beginning from the calendar year ended December 31, 2019. We are under audit in Israel for calendar year 2019 to the fiscal year ended June 30, 2022, and received a tax assessment from the Israel Tax Authority. The assessment will be appealed. We believe our current unrecognized tax benefits are sufficient.
We believe that we may recognize up to $22.7 million of our existing unrecognized tax benefits within the next 12 months as a result of the lapse of statutes of limitations. It is possible that certain income tax examinations may be concluded in the next 12 months. The timing and resolution of income tax examinations are uncertain. Given the uncertainty around the timing of the resolution of these ongoing examinations, we are unable to estimate the full range of possible adjustments to our unrecognized tax benefits within the next 12 months.
Legislative Developments
President Biden signed into law the CHIPS and Science Act of 2022 (“CHIPS Act,” where “CHIPS” stands for Creating Helpful Incentives to Produce Semiconductors) on August 9, 2022. The CHIPS Act provides for various incentives and tax credits among other items, including the Advanced Manufacturing Investment Credit (“AMIC”), which equals 25% of qualified investments in an advanced manufacturing facility that is placed in service after December 31, 2022. There was no material tax impact to our Consolidated Financial Statements from the AMIC provision.
President Biden also signed into law the IRA on August 16, 2022. The IRA has several provisions including a 15% corporate alternative minimum tax (“CAMT”) for certain large corporations that have at least an average of $1.0 billion of adjusted financial statement income over a consecutive three-tax-year period. There was no material tax impact to our Consolidated Financial Statements in our fiscal year ended June 30, 2025 from the CAMT provision.
California Governor Newsom approved the 2024-25 California State Budget on June 27, 2024, which includes a provision to suspend the use of all NOLs and limits the use of R&D tax credits to $5 million for tax years 2024 through 2026. This provision will be effective in our fiscal years ended June 30, 2025 through June 30, 2027. There was no material tax impact to our Consolidated Financial Statements in our fiscal year ended June 30, 2025.
In December 2021, the Organization for Economic Co-operation and Development’s Inclusive Framework on Base Erosion and Profit Shifting released Global Anti-Base Erosion (“GloBE”) rules under Pillar Two. For the countries that have enacted legislation to adopt the Pillar Two GloBE rules, the provision requiring a 15% minimum effective tax rate on income earned in the respective countries was effective for us beginning in our fiscal year ended June 30, 2025, and there was no material tax impact to our Consolidated Financial Statements from this Pillar Two provision.

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
On July 4, 2025, President Trump signed into law the OBBBA, also known as the Tax Relief for American Families and Workers Act of 2025. The OBBBA provides for several permanent changes to the United States tax code including, among other items, modifying the GILTI and Foreign-Derived Intangible Income rules from the Tax Cuts and Jobs Act, restoring full expensing for domestic research expenses and reinstating 100% bonus depreciation provisions. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, we are evaluating the impact of the OBBBA on our future Consolidated Financial Statements including our cash flows. We may be subject to the CAMT of 15% in future periods as a result of the OBBBA provisions.
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LC for the indicated periods:

	Year Ended June 30,
(In thousands)	2025	2024	2023
Receivables sold under factoring agreements	$230,552	$254,889	$328,933
Proceeds from sales of LC	$55,525	$22,242	$69,247
Factoring and LC fees for the sale of certain trade receivables were recorded in Other expense (income), net and were not material for the periods presented. KLA may continue servicing the receivables that are sold.
Purchase Commitments. We maintain commitments to purchase inventory from our suppliers as well as goods, services, and other assets in the ordinary course of business. Our estimate of our significant purchase commitments primarily for material, services, supplies and asset purchases is $2.42 billion as of June 30, 2025, a majority of which are due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.

Cash LTI Plan. As of June 30, 2025, we have committed $119.6 million for future payment obligations under our Cash LTI Plan. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date.
Guarantees and Contingencies. We maintain guarantee arrangements available through various financial institutions for up to $126.8 million, of which $92.7 million had been issued as of June 30, 2025, primarily to fund guarantees to customs authorities for value-added tax and other operating requirements of our consolidated subsidiaries worldwide.
In January 2025, we entered into a long-term virtual power purchase agreement to purchase a portion of the output generated from a solar energy project for a fixed price. As part of this agreement, we will also receive renewable energy credits commensurate with the power we acquire. These credits can be applied against our GHG emissions, accelerating the progress towards our goals of 100% renewable electricity across our global operations by 2030, reduction of our Scope 1 and 2 emissions from our 2021 baseline by 50% by 2030 and achievement of net zero Scope 1 and Scope 2 emissions by 2050. This agreement had no material impact on our results of operations, financial condition or cash flows during the fiscal year ended June 30, 2025.
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
Since fiscal 2015, we have entered into five sets of Rate Lock Agreements to hedge the benchmark interest rate on portions of our Senior Notes prior to issuance. Upon issuance of the associated debt, the Rate Lock Agreements were settled and their fair values were recorded within AOCI. The resulting gains and losses from these transactions are amortized to interest expense over the lives of the associated debt. As of June 30, 2025, the aggregate unamortized portion of the fair value of the forward contracts for the Rate Lock Agreements was a $44.4 million net gain.
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

	Year Ended June 30,
(In thousands)	2025	2024	2023
Derivatives Designated as Cash Flow Hedging Instruments:
Rate lock agreements:
Amounts included in the assessment of effectiveness	$—	$415	$—
Foreign exchange contracts:
Amounts included in the assessment of effectiveness	$36,747	$9,176	$30,153
Amounts excluded from the assessment of effectiveness	$(21)	$146	$(128)
Derivatives Designated as Net Investment Hedging Instruments:
Foreign exchange contracts(1)	$(23,630)	$3,459	$3,626
________________
(1)No amounts were reclassified from AOCI into earnings related to the sale of a subsidiary.

The locations and amounts of designated and non-designated derivatives’ gains and losses reported in the Consolidated Statements of Operations for the indicated periods were as follows:

(In thousands)	Revenues	Costs of Revenues and Operating Expense	Interest Expense	Other Expense (Income), Net
For the year ended June 30, 2023
Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$10,496,056	$6,501,360	$296,940	$(104,720)
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains reclassified from AOCI to earnings	$—	$—	$3,747	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from AOCI to earnings	$33,243	$(6,526)	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(1,406)	$—	$—	$2,598
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of losses recognized in earnings	$—	$—	$—	$(2,062)
For the year ended June 30, 2024
Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$9,812,247	$6,466,037	$311,253	$(155,075)
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains reclassified from AOCI to earnings	$—	$—	$3,764	$—
Foreign exchange contracts:
Amount of gains reclassified from AOCI to earnings	$19,246	$3,766	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(872)	$—	$—	$2,328
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains recognized in earnings	$—	$—	$—	$10,597
For the year ended June 30, 2025
Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$12,156,162	$7,381,035	$302,166	$(171,487)
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains reclassified from AOCI to earnings	$—	$—	$3,285	$—
Foreign exchange contracts:
Amount of gains reclassified from AOCI to earnings	$8,950	$4,678	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(1,484)	$—	$—	$2,984
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains recognized in earnings	$—	$—	$—	$37,588

The U.S. dollar equivalent of all outstanding notional amounts of foreign currency hedge contracts, with maximum remaining maturities of approximately 14 months as of June 30, 2025 and 12 months as of June 30, 2024, were as follows:

(In thousands)	As of June 30, 2025	As of June 30, 2024
Cash flow hedge contracts - foreign currency
Purchase	$405,349	$426,839
Sell	$159,475	$76,342
Net Investment hedge contracts - foreign currency
Sell	$384,130	$273,952
Other foreign currency hedge contracts
Purchase	$618,844	$589,171
Sell	$429,643	$411,635
The locations and fair value of our derivatives reported in our Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of June 30, 2025	As of June 30, 2024	Balance Sheet Location	As of June 30, 2025	As of June 30, 2024

(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$29,492	$13,783	Other current liabilities	$(24,331)	$(8,066)
Total derivatives designated as hedging instruments		29,492	13,783		(24,331)	(8,066)
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	30,011	22,720	Other current liabilities	(4,284)	(7,617)
Total derivatives not designated as hedging instruments		30,011	22,720		(4,284)	(7,617)
Total derivatives		$59,503	$36,503		$(28,615)	$(15,683)
The changes in AOCI, before taxes, related to derivatives for the indicated periods were as follows:

	Year Ended June 30,
(In thousands)	2025	2024	2023
Beginning balance	$68,903	$81,611	$77,018
Amount reclassified to earnings as net gains	(15,429)	(25,904)	(29,058)
Net change in unrealized gains	13,096	13,196	33,651
Ending balance	$66,570	$68,903	$81,611
As of June 30, 2025, the net gain reported in AOCI that is expected to be reclassified into earnings within the next 12 months is $29.4 million.

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

As of June 30, 2025				Gross Amounts of Derivatives Not Offset in the Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$59,503	$—	$59,503	$(28,615)	$—	$30,888
Derivatives - liabilities	$(28,615)	$—	$(28,615)	$28,615	$—	$—

As of June 30, 2024				Gross Amounts of Derivatives Not Offset in the Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$36,503	$—	$36,503	$(15,173)	$—	$21,330
Derivatives - liabilities	$(15,683)	$—	$(15,683)	$15,173	$—	$(510)
NOTE 18 — SEGMENT REPORTING AND GEOGRAPHIC INFORMATION
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
PCB and Component Inspection
The PCB and Component Inspection segment enables electronic device manufacturers to inspect, test and measure PCBs, flat panel displays and ICs to verify their quality, pattern the desired electronic circuitry on the relevant substrate and perform three-dimensional shaping of metalized circuits on multiple surfaces. In March 2024, we made the decision to exit the Display business by announcing we would end manufacturing of most Display products, but will continue to provide services to the installed base of Display products for existing customers.
The CODM uses total segment revenues and segment profit (loss) to assess performance and allocate resources (including employees, financial or capital resources), primarily during the annual strategic long-term planning and budgeting process. The CODM considers changes in market conditions, technology constraints and the competitive environment when making decisions about allocating resources to segments. The CODM does not evaluate segments using discrete asset information. Segment profit (loss) represents segment income (loss) before income taxes, and excludes interest expense, other expense (income), net, restructuring costs, effects of changes in foreign currency exchange rates, and other corporate expenses.
The following is a summary of results for each of our three reportable segments for the indicated periods.

(In thousands)	Semiconductor Process Control	Specialty Semiconductor Process	PCB and Component Inspection	Total
For the year ended June 30, 2023
Revenue	$9,324,190	$543,398	$631,604	$10,499,192
Less:
Cost of revenue	3,366,617	261,456	410,353
R&D	1,064,752	40,436	168,283
SG&A	713,924	45,982	116,613
Other segment items (1)	78,747	114,049	78,768
Segment profit (loss)	$4,100,150	$81,475	$(142,413)	$4,039,212
For the year ended June 30, 2024
Revenue	$8,733,556	$528,701	$552,491	$9,814,748
Less:
Cost of revenue	3,104,254	245,791	393,531
R&D	1,077,366	40,043	147,867
SG&A	728,349	43,959	116,074
Other segment items (1)	56,014	108,069	365,292
Segment profit (loss)	$3,767,573	$90,839	$(470,273)	$3,388,139
For the year ended June 30, 2025
Revenue	$10,947,359	$587,107	$621,721	$12,156,187
Less:
Cost of revenue	3,922,735	283,160	358,847
R&D	1,165,858	47,054	133,487
SG&A	814,074	48,980	102,662
Other segment items (1)	41,946	108,961	307,882
Segment profit (loss)	$5,002,746	$98,952	$(281,157)	$4,820,541
__________________
(1)Other segment items for each reportable segment includes:
•Semiconductor Process Control — amortization of purchased intangible assets and acquisition related expenses.
•Specialty Semiconductor Process — amortization of purchased intangible assets.
•PCB and Component Inspection — amortization of purchased intangible assets and impairment of goodwill and purchased intangible assets for the years ended June 30, 2024 and 2025.
The following table reconciles total reportable segment revenue to total revenue for the indicated periods:

	Year Ended June 30,
(In thousands)	2025	2024	2023
Total revenues for reportable segments	$12,156,187	$9,814,748	$10,499,192
Corporate allocations and effects of changes in foreign currency exchange rates	(25)	(2,501)	(3,136)
Total revenues	$12,156,162	$9,812,247	$10,496,056

The following table reconciles total segment profit to total income before income taxes for the indicated periods:

	Year Ended June 30,
(In thousands)	2025	2024	2023
Total segment profit	$4,820,541	$3,388,139	$4,039,212
Unallocated expenses (1)	45,414	41,929	44,516
Interest expense	302,166	311,253	296,940
Loss on extinguishment of debt	—	—	13,286
Other expense (income), net	(171,487)	(155,075)	(104,720)
Income before income taxes	$4,644,448	$3,190,032	$3,789,190
__________________
(1)Unallocated expenses include restructuring costs, effects of changes in exchange rates and other corporate expenses.
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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

(Dollar amounts in thousands)	Year Ended June 30,
	2025		2024		2023
Revenues:
China	$4,042,567	33%	$4,196,727	43%	$2,867,443	27%
Taiwan	3,205,392	27%	1,738,065	18%	2,493,379	24%
Korea	1,452,826	12%	906,924	9%	1,895,710	18%
North America	1,362,311	11%	1,070,791	11%	1,254,956	12%
Japan	1,133,002	9%	963,203	10%	888,016	9%
Europe and Israel	574,197	5%	540,263	6%	682,103	6%
Rest of Asia	385,867	3%	396,274	3%	414,449	4%
Total	$12,156,162	100%	$9,812,247	100%	$10,496,056	100%
The following is a summary of revenues by major product categories for the indicated periods:

(Dollar amounts in thousands)	Year Ended June 30,
	2025		2024		2023
Revenues:
Wafer Inspection	$6,198,815	51%	$4,333,296	44%	$4,336,663	41%
Patterning	2,196,347	18%	2,054,442	21%	2,791,130	26%
Specialty Semiconductor Process	517,201	4%	470,565	5%	492,109	5%
PCB and Component Inspection	355,891	3%	291,161	3%	378,030	4%
Services	2,683,308	22%	2,329,568	24%	2,117,031	20%
Other	204,600	2%	333,215	3%	381,093	4%
Total	$12,156,162	100%	$9,812,247	100%	$10,496,056	100%
Wafer Inspection and Patterning products are offered in the Semiconductor Process Control segment. Services are offered in multiple segments. Other includes primarily refurbished systems, remanufactured legacy systems, and enhancements and upgrades for previous-generation products that are part of the Semiconductor Process Control segment.
In the fiscal year ended June 30, 2025, one customer accounted for approximately 19% of total revenues. In the fiscal year ended June 30, 2024, one customer accounted for approximately 13% of total revenues. In the fiscal year ended June 30, 2023, two customers accounted for approximately 18% and 15% of total revenues.

Land, property and equipment, net by geographic region as of the dates indicated below were as follows:

	As of June 30,
(In thousands)	2025	2024
Land, property and equipment, net:
U.S.	$728,162	$689,937
Europe	253,848	155,812
Singapore	153,052	148,557
Israel	68,604	84,279
Rest of Asia	49,109	31,383
Total	$1,252,775	$1,109,968
NOTE 19 — RESTRUCTURING CHARGES
From time to time, management approves restructuring plans including workforce reductions in an effort to streamline operations.
Restructuring charges were $7.7 million and $21.6 million for fiscal years ended June 30, 2025 and June 30, 2024, respectively, primarily due to severance and related charges for the restructuring of the former PCB and Display operating segment, as described further in Note 7 “Goodwill and Purchased Intangible Assets,” as well as write-downs of certain ROU assets and fixed assets that were abandoned. Restructuring charges were $44.0 million for the year ended June 30, 2023, primarily due to workforce reductions announced and substantially completed in the third and fourth fiscal quarters. The amounts of restructuring charges accrued were $5.9 million and $6.5 million as of June 30, 2025 and 2024, respectively.
NOTE 20 — SUBSEQUENT EVENTS
On August 7, 2025, we announced that our Board of Directors had declared a quarterly cash dividend of $1.90 per share to be paid on September 3, 2025 to stockholders of record as of the close of business on August 18, 2025.
On July 3, 2025, we replaced our Prior Revolving Credit Facility. The new Credit Agreement maturity date is July 3, 2030, and allows us the ability to request an increase in the Revolving Credit Facility by $500.0 million in aggregate.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of KLA Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of KLA Corporation and its subsidiaries (the “Company”) as of June 30, 2025 and 2024, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition
As described in Note 1 to the consolidated financial statements, the Company’s arrangements with its customers include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. The transaction consideration, including any sales incentives, is allocated between separate performance obligations of an arrangement based on the stand-alone selling price for each distinct product or service. Revenues are measured based on consideration stipulated in the arrangement with each customer. Revenue is recognized from product sales at a point in time when the performance obligation has been satisfied by transferring control of the product to the customer. Services revenue is recognized ratably over the period the customer simultaneously receives and consumes the benefits of the services provided or when the related service is performed. The Company’s total revenues were $12,156.2 million for the year ended June 30, 2025.
The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of product and services revenue at the transaction consideration once control passes to the customer. These procedures also included, among others (i) testing the completeness, accuracy, and occurrence of revenue recognized for a sample of product revenue transactions by obtaining and inspecting source documents, such as purchase orders, sales orders, and proof of shipment; (ii) testing the completeness, accuracy, and occurrence of a sample of service revenue transactions by obtaining and inspecting source documents, such as purchase orders, sales orders, and other evidence supporting the service period; and (iii) for a sample of outstanding customer invoice balances as of June 30, 2025, obtaining and inspecting source documents, such as invoices, proof of shipment, and subsequent cash receipts.
/s/ PricewaterhouseCoopers LLP
San Jose, California
August 8, 2025
We have served as the Company’s auditor since 1977.

SCHEDULE II
Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Charged to Expense	Deductions/Adjustments	Balance at End of Period
Fiscal Year Ended June 30, 2023:
Allowance for Credit Losses	$20,631	$19,894	$(6,893)	$33,632
Allowance for Deferred Tax Assets	$244,429	$—	$14,743	$259,172
Fiscal Year Ended June 30, 2024:
Allowance for Credit Losses	$33,632	$5,912	$(6,762)	$32,782
Allowance for Deferred Tax Assets	$259,172	$—	$30,362	$289,534
Fiscal Year Ended June 30, 2025:
Allowance for Credit Losses	$32,782	$11,494	$(10,261)	$34,015
Allowance for Deferred Tax Assets	$289,534	$(1,315)	$22,380	$310,599
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act (“Disclosure Controls”) as of the end of the period covered by this Annual Report on Form 10-K (this “Report”) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b). The evaluation of our disclosure controls and procedures was conducted under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the CEO and CFO have concluded that as of June 30, 2025, the end of the period covered by this Report, our Disclosure Controls were effective at a reasonable assurance level.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2025.

The effectiveness of our internal control over financial reporting as of June 30, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act that occurred during the fourth quarter of the fiscal year ended June 30, 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.OTHER INFORMATION
Rule 10b5-1 Trading Plans Adopted by Officers and Directors During the Fourth Quarter
In the fourth quarter of fiscal 2025, the following officers adopted trading plans, or amendments to existing trading plans, to sell and/or gift shares of our common stock that have been or will be issued upon the vesting of RSUs, or purchased in our ESPP, that are intended to satisfy the affirmative defense conditions set forth in Rule 10b5-1(c) under the Securities Exchange Act. The material terms of the trading plans other than pricing conditions are set forth in the table below:

Name of Officer	Title of Officer	Date of Adoption	Duration	Maximum Number of Shares to be Sold (1) (2)
Bren Higgins	Executive Vice President and Chief Financial Officer	May 5, 2025	432 days (3)	18,070
Ahmad Khan	President, Semiconductor Products and Customers	May 30, 2025	211 days (4)	23,163
Brian Lorig	Executive Vice President, KLA Global Services	May 2, 2025	299 days (5)	12,482
(1) Due to pricing conditions in the trading plans, the number of shares actually sold under the trading plans may be less than the maximum number of shares that can be sold. Shares sold under plans upon the vesting of performance-based RSUs where the performance conditions have not been met at the time of plan adoption are calculated at the maximum number of shares that may be issued, with fractional shares disregarded. Shares sold in the future that are issuable under our ESPP, where the number of shares to be purchased have not been determined, are calculated based on a 15% discount to the price at the opening of the purchase period.
(2) For RSUs that have not vested, the maximum number of shares to be sold does not take into account shares withheld for taxes.
(3) Mr. Higgins’ trading plan terminates when the last trade is placed under the plan. The last scheduled trade is on July 2, 2026; provided that if any scheduled trades are not placed because of trading conditions set forth in the plan, the trading plan will terminate on July 10, 2026.

(4) Mr. Khan’s trading plan terminates when the last trade is placed under the plan. The last scheduled trade is on November 10, 2025; provided that if any scheduled trades are not placed because of trading conditions set forth in the plan, the trading plan will terminate on December 26, 2025.
(5) Mr. Lorig’s trading plan was amended on May 2, 2025, and it terminates when the last trade is placed under the plan. The last scheduled trade is on August 12, 2025; provided that if any scheduled trades are not placed because of trading conditions set forth in the plan, the trading plan will terminate on February 24, 2026.
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
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
For the information required by this Item, see “Proposal Two: Ratification of Appointment of PricewaterhouseCoopers LLP as Our Independent Registered Public Accounting Firm for the Fiscal Year Ending June 30, 2026” in the Proxy Statement, which is incorporated herein by reference.
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
1. Financial Statements:
The following financial statements and schedules of the Registrant are contained in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:

2. Financial Statement Schedule:
The following financial statement schedule of the Registrant is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements:

Schedule II—Valuation and Qualifying Accounts for the three years in the period ended June 30, 2025	97
All other schedules are omitted because they are either not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.
3. Exhibits
The information required by this item is set forth below.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
3.1	Restated Certificate of Incorporation	10-K	No. 000-09992	3.1	August 16, 2019
3.2	Amended and Restated Bylaws	8-K	No. 000-09992	3.1	November 4, 2022
4.1	Indenture dated November 6, 2014 between KLA-Tencor Corporation and Wells Fargo Bank, National Association, as trustee	8-K	No. 000-09992	4.1	November 7, 2014
4.2	Form of Officer’s Certificate setting forth the terms of the Notes (with form of Notes attached)	8-K	No. 000-09992	4.2	November 7, 2014
4.3	Indenture, dated as of June 23, 2022 between KLA Corporation and U.S. Bank Trust Company, National Association, as trustee	8-K	No. 000-09992	4.1	June 24, 2022
4.4	Form of Officer’s Certificate setting forth the terms of the 4.650% Senior Notes due 2032, 4.950% Senior Notes due 2052, and 5.250% Senior Notes due 2062 (with form of Notes attached)	8-K	No. 000-09992	4.2	June 24, 2022
4.5	Form of Officer’s Certificate setting forth the terms of the 4.100% Senior Notes due 2029 and 5.000% Senior Notes due 2049 (with form of Notes attached)	8-K	No. 000-09992	4.2	March 20, 2019
4.6	Form of Officer’s Certificate setting forth the terms of the 3.300% Senior Notes due 2050 (with form of Notes attached)	8-K	No. 000-09992	4.2	March 3, 2020
4.7	Officer’s Certificate, dated February 1, 2024, including the form of the Company’s 4.700% Senior Notes due 2034	8-K	No. 000-09992	4.2	February 1, 2024
4.8	Description of the Registrant’s securities registered under Section 12 of the Securities Act of 1934	10-Q	No. 000-09992	4.1	October 30, 2020
10.1	2004 Equity Incentive Plan (as amended and restated (as of November 7, 2018))*	S-8	No. 228283	10.1	November 8, 2018
10.2	Form of Restricted Stock Unit Award Notification (Performance-Vesting)*	10-K	No. 000-09992	10.2	August 6, 2021

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
10.3	Form of Restricted Stock Unit Award Notification (Service-Vesting)*	10-K	No. 000-09992	10.3	August 6, 2021
10.4	Form of Accelerated Stock Repurchases Agreement	8-K	No. 000-09992	10.1	June 24, 2022
10.5	Executive Deferred Savings Plan (as amended and restated effective July 31, 2019)*	10-K	No. 000-09992	10.9	August 16, 2019
10.6	Credit Agreement, dated as of June 8, 2022, by and among KLA Corporation, the several banks and other financial institutions party thereto as lenders, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	No. 000-09992	10.1	June 8, 2022
10.7	Amended and Restated Executive Severance Plan*	8-K	No. 000-09992	10.1	October 20, 2016
10.8	Amended and Restated 2010 Executive Severance Plan*	10-Q	No. 000-09992	10.45	October 22, 2015
10.9	Calendar Year 2025 Executive Incentive Plan*+	10-Q	No. 000-09992	10.1	May 1, 2025
10.10	Amendment No. 1 dated as of July 25, 2022, by and among the registrant, the subsidiary guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent ^	10-K	No. 000-09992	10.10	August 5, 2022
10.11	Form of Restricted Stock Unit Award Notification and Agreement (Special Awards)*+	10-Q	No. 000-09992	10.1	October 28, 2022
10.12	KLA Corporation 2023 Incentive Award Plan*	8-K	No. 000-09992	10.1	November 3, 2023
10.13	KLA Corporation 2023 Incentive Award Plan Global Restricted Stock Unit Agreement*	10-Q	No. 000-09992	10.2	January 26, 2024
10.14	Senior Advisor Agreement, dated November 15, 2024, by and between KLA Corporation and Oreste Donzella*	10-Q	No. 000-09992	10.1	January 31, 2025
10.15	Credit Agreement, dated as of July 3, 2025, among KLA Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	No. 000-09992	10.1	July 8, 2025
19.1	Policy on Insider Trading and Unauthorized Disclosures
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d - 14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d - 14(a) of the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350^
97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	No. 000-09992	97.1	August 5, 2024

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).
__________________

*	Denotes a management contract, plan or arrangement.
+	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).
^	Furnished herewith
ITEM 16.     FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLA Corporation

August 6, 2025	By:	/S/ RICHARD P. WALLACE
Date		Richard P. Wallace
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

Signature	Title	Date

/s/ RICHARD P. WALLACE	President, Chief Executive Officer and Director (principal executive officer)	August 6, 2025
Richard P. Wallace

/s/ BREN D. HIGGINS	Executive Vice President and Chief Financial Officer (principal financial officer)	August 6, 2025
Bren D. Higgins

/s/ VIRENDRA A. KIRLOSKAR	Senior Vice President and Chief Accounting Officer (principal accounting officer)	August 6, 2025
Virendra A. Kirloskar

/s/ ROBERT M. CALDERONI	Chairman of the Board and Director	August 7, 2025
Robert M. Calderoni

/s/ JENEANNE HANLEY	Director	August 7, 2025
Jeneanne Hanley

/s/ EMIKO HIGASHI	Director	August 6, 2025
Emiko Higashi

/s/ KEVIN J. KENNEDY	Director	August 6, 2025
Kevin J. Kennedy

/s/ MICHAEL R. MCMULLEN	Director	August 7, 2025
Michael R. McMullen

/s/ GARY B. MOORE	Director	August 6, 2025
Gary B. Moore

/s/ VICTOR PENG	Director	August 6, 2025
Victor Peng

/s/ JAMIE E. SAMATH	Director	August 6, 2025
Jamie E. Samath

/s/ SUSAN J.S. TAYLOR	Director	August 7, 2025
Susan J.S. Taylor