Form 10-Q
period 2025-09-30
KLA CORP
filed 2025-10-31
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of October 27, 2025, there were 131,392,338 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
KLA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2025	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,946,211	$2,078,908
Marketable securities	2,737,380	2,415,715
Accounts receivable, net	2,277,755	2,263,915
Inventories	3,297,368	3,212,149
Other current assets	642,446	728,102
Total current assets	10,901,160	10,698,789
Land, property and equipment, net	1,301,829	1,252,775
Goodwill, net	1,791,022	1,792,193
Deferred income taxes	1,131,211	1,105,770
Purchased intangible assets, net	397,366	444,785
Other non-current assets	795,386	773,614
Total assets	$16,317,974	$16,067,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$429,836	$458,509
Deferred system revenue	818,807	816,834
Deferred service revenue	604,752	548,011
Other current liabilities	2,196,575	2,262,441
Total current liabilities	4,049,970	4,085,795
Long-term debt	5,885,193	5,884,257
Deferred tax liabilities	464,519	446,945
Deferred service revenue	287,133	348,844
Other non-current liabilities	646,088	609,632
Total liabilities	11,332,903	11,375,473
Commitments and contingencies (Notes 8, 13 and 14)
Stockholders’ equity:
Common stock and capital in excess of par value	2,489,121	2,511,922
Retained earnings	2,495,279	2,179,330
Accumulated other comprehensive income	671	1,201
Total stockholders’ equity	4,985,071	4,692,453
Total liabilities and stockholders’ equity	$16,317,974	$16,067,926
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
(In thousands, except per share amounts)	2025	2024
Revenues:
Product	$2,465,006	$2,197,389
Service	744,690	644,152
Total revenues	3,209,696	2,841,541
Costs and expenses:
Costs of revenues	1,243,070	1,147,431
Research and development	360,461	323,145
Selling, general and administrative	268,988	251,042
Interest expense	71,075	82,171
Other expense (income), net	(43,374)	(40,935)
Income before income taxes	1,309,476	1,078,687
Provision for income taxes	188,436	132,836
Net income	$1,121,040	$945,851
Net income per share
Basic	$8.51	$7.05
Diluted	$8.47	$7.01
Weighted-average number of shares:
Basic	131,757	134,134
Diluted	132,381	134,858
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,
(In thousands)	2025	2024
Net income	$1,121,040	$945,851
Other comprehensive income (loss):
Currency translation adjustments:
Cumulative currency translation adjustments	4,640	10,257
Income tax provision	(716)	(1,148)
Net change related to currency translation adjustments	3,924	9,109
Cash flow hedges:
Net unrealized gains arising during the period	3,364	3,098
Reclassification adjustments for net gains included in net income	(12,212)	(3,508)
Income tax benefit	2,404	2,213
Net change related to cash flow hedges	(6,444)	1,803
Net change related to unrecognized gains (losses) and transition obligations in connection with defined benefit plans	146	(232)
Available-for-sale securities:
Net unrealized gains arising during the period	2,446	16,422
Reclassification adjustments for net (gains) losses included in net income	(97)	1
Income tax provision	(505)	(3,532)
Net change related to available-for-sale securities	1,844	12,891
Other comprehensive income (loss)	(530)	23,571
Total comprehensive income	$1,120,510	$969,422
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2025	132,023	$2,511,922	$2,179,330	$1,201	$4,692,453
Net income	—	—	1,121,040	—	1,121,040
Other comprehensive income	—	—	—	(530)	(530)
Net issuance under employee stock plans	116	(81,122)	—	—	(81,122)
Repurchase of common stock	(623)	(11,861)	(552,539)	—	(564,400)
Cash dividends ($1.90 per share) and dividend equivalents declared	—	—	(252,552)	—	(252,552)
Stock-based compensation expense	—	70,182	—	—	70,182
Balances as of September 30, 2025	131,516	$2,489,121	$2,495,279	$671	$4,985,071

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2024	134,425	$2,280,133	$1,137,270	$(49,075)	$3,368,328
Net income	—	—	945,851	—	945,851
Other comprehensive income	—	—	—	23,571	23,571
Net issuance under employee stock plans	134	(72,245)	—	—	(72,245)
Repurchase of common stock	(740)	(12,536)	(558,400)	—	(570,936)
Cash dividends ($1.45 per share) and dividend equivalents declared	—	—	(196,555)	—	(196,555)
Stock-based compensation expense	—	61,700	—	—	61,700
Balances as of September 30, 2024	133,819	$2,257,052	$1,328,166	$(25,504)	$3,559,714
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$1,121,040	$945,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,016	95,823
Unrealized foreign exchange loss and other	12,078	7,718
Stock-based compensation expense	70,182	61,700
Deferred income taxes	(10,615)	(81,682)
Changes in assets and liabilities:
Accounts receivable	(12,575)	(91,660)
Inventories	(95,738)	(59,326)
Other assets	50,921	152,641
Accounts payable	(23,680)	(12,463)
Deferred system revenue	1,974	(108,648)
Deferred service revenue	(4,970)	35,863
Other liabilities	(44,042)	49,421
Net cash provided by operating activities	1,161,591	995,238
Cash flows from investing activities:
Capital expenditures	(95,894)	(60,393)
Proceeds from capital-related government assistance	1,541	—
Purchases of available-for-sale and equity securities	(949,871)	(837,935)
Proceeds from maturity and sale of available-for-sale securities	632,795	727,247
Purchases of trading securities	(156,864)	(17,581)
Proceeds from sale of trading securities	158,305	17,623
Net cash used in investing activities	(409,988)	(171,039)
Cash flows from financing activities:
Payment of debt issuance costs	(1,602)	—
Common stock repurchases	(545,067)	(567,383)
Payment of dividends to stockholders	(254,008)	(198,079)
Tax withholding payments related to vested and released restricted stock units	(81,122)	(72,246)
Net cash used in financing activities	(881,799)	(837,708)
Effect of exchange rate changes on cash and cash equivalents	(2,501)	13,582
Net increase (decrease) in cash and cash equivalents	(132,697)	73
Cash and cash equivalents at beginning of period	2,078,908	1,977,129
Cash and cash equivalents at end of period	$1,946,211	$1,977,202
Supplemental cash flow disclosures:
Income taxes paid, net	$119,049	$96,395
Interest paid, net of capitalized interest	$131,494	$131,126
Non-cash activities:
Dividends payable - financing activities	$2,263	$2,009
Unsettled common stock repurchase - financing activities	$20,207	$5,499
Accrued purchases of land, property and equipment - investing activities	$32,758	$13,849
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 – BASIS OF PRESENTATION
Basis of Presentation. For purposes of this report, “KLA,” “Company,” “we,” “our,” “us” or similar references mean KLA Corporation and its majority-owned subsidiaries unless the context requires otherwise. The Condensed Consolidated Financial Statements have been prepared by us pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.
The unaudited interim Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of June 30, 2025 was derived from the Company’s audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, but does not include all disclosures required by GAAP for audited financial statements. The unaudited interim Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations, comprehensive income, stockholders’ equity and cash flows for the periods indicated. These Condensed Consolidated Financial Statements and notes, however, should be read in conjunction with Item 8 “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
The Condensed Consolidated Financial Statements include the accounts of KLA and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The results of operations for the three months ended September 30, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2026.
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
Significant Accounting Policies. There have been no material changes to our significant accounting policies summarized in Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
Recent Accounting Pronouncements
Recently Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The new guidance requires enhanced disclosures about significant segment expenses. This standard update is effective for our annual reports beginning in the fiscal year ended June 30, 2025, and interim period reports beginning in the first quarter of the fiscal year ending June 30, 2026. We adopted ASU 2023-07 starting with our annual report for the fiscal year ended June 30, 2025, for annual reporting and from July 1, 2025, for interim periods on a retrospective basis.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The new guidance removes all references to prescriptive and sequential software development stages or project stages throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed, and the software will be used to perform the function intended. The standard update is effective for our annual and interim reports beginning in the first quarter of our fiscal year ending June 30, 2028. Early adoption is permitted as of the beginning of an annual reporting period. We adopted ASU 2025-06 for our first quarter of the fiscal year ending June 30, 2026 using a prospective transition approach.
Updates Not Yet Effective
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The new guidance requires enhanced disclosures about income tax expenses. This standard update is effective for our annual reports beginning in the fiscal year ending June 30, 2026. Early adoption is permitted. The amendments in this ASU should be applied on a prospective basis. We are currently evaluating the impact of this ASU on our annual income tax disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance requires enhanced disclosures about certain expenses in the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. In 2025, the FASB issued ASU 2025-01 which clarifies the effective date for entities that do not have an annual reporting period that ends on December 31st. The Company is required to adopt this standard for our annual reports beginning in the fiscal year ending June 30, 2028, and interim period reports beginning in the first quarter of the fiscal year ending June 30, 2029. Early adoption is permitted. The amendments in this ASU should be applied either on a prospective or retrospective basis. We are currently evaluating the impact of this ASU on our disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets. The new guidance allows companies to apply a practical expedient when estimating credit losses on current accounts receivable and contract assets. The standard update is effective for our annual and interim reports beginning in the first quarter of our fiscal year ending June 30, 2027. Early adoption is permitted for periods in which financial statements have not yet been issued or made ready for issuance. The amendments in this ASU should be applied on a prospective basis. We are currently evaluating the impact of adopting this guidance on our Consolidated Financial Statements.
NOTE 2 – REVENUE
The following table represents the opening and closing balances of accounts receivable, net, contract assets and contract liabilities as of the indicated dates.

	As of	As of
(Dollar amounts in thousands)	September 30, 2025	June 30, 2025	$ Change	% Change
Accounts receivable, net	$2,277,755	$2,263,915	$13,840	1%
Contract assets	$123,656	$105,081	$18,575	18%
Contract liabilities	$1,710,692	$1,713,689	$(2,997)	—%
Our payment terms and conditions vary by contract type, although terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of shipment, with the remainder payable within 30 days of acceptance.
The change in contract assets during the three months ended September 30, 2025 was mainly due to $65.8 million of revenue recognized for which the payment is subject to conditions other than passage of time, partially offset by $47.2 million of contract assets reclassified to accounts receivable, net, as our right to consideration for these contract assets became unconditional. Contract assets are included in other current assets on our Condensed Consolidated Balance Sheets.
The change in contract liabilities during the three months ended September 30, 2025 was mainly due to the recognition of revenue of $738.7 million that was included in contract liabilities as of June 30, 2025, largely offset by an increase in the value of products and services billed to customers for which control of the products and services has not transferred to the customers. Contract liabilities are included in current liabilities and non-current liabilities, classified as deferred system revenue or deferred service revenue, on our Condensed Consolidated Balance Sheets.
The following table represents the transaction price for contracts that have not yet been recognized as revenue as of September 30, 2025, which equals our contract liabilities, and when the Company expects to recognize the amounts as revenue:

(Dollar amounts in thousands)	Less than 12 months	12 to 24 months	24 months or greater	Total
Contract liabilities	$1,423,559	$197,572	$89,561	$1,710,692

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
Our non-financial assets, such as goodwill, intangible assets, and land, property and equipment, are recorded at fair value only if an impairment is recognized in the current period. We assess for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. For goodwill, we assess for impairment annually.
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

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the dates indicated below, were presented on our Condensed Consolidated Balance Sheets as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of September 30, 2025 (In thousands)	Total	(Level 1)	(Level 2)
Assets
Cash equivalents:
Corporate debt securities	$3,530	$—	$3,530
Money market funds and other	1,334,414	1,334,414	—
Municipal securities	12,511	—	12,511
Marketable securities:
Corporate debt securities	1,015,394	—	1,015,394
Municipal securities	42,721	—	42,721
U.S. Government agency securities	105,253	105,253	—
U.S. Treasury securities	1,039,676	981,701	57,975
Equity securities	24,538	24,538	—
Total cash equivalents and marketable securities(1)	3,578,037	2,445,906	1,132,131
Other current assets:
Derivative assets	44,776	—	44,776
Other non-current assets:
Executive Deferred Savings Plan	365,185	353,172	12,013
Total financial assets(1)	$3,987,998	$2,799,078	$1,188,920
Liabilities
Derivative liabilities	$(15,744)	$—	$(15,744)
Total financial liabilities	$(15,744)	$—	$(15,744)
________________
(1) Excludes cash of $511.9 million held in operating accounts and time deposits of $593.6 million (of which $83.8 million were cash equivalents) as of September 30, 2025.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of June 30, 2025 (In thousands)	Total	(Level 1)	(Level 2)
Assets
Cash equivalents:
Municipal securities	$6,120	$—	$6,120
Corporate debt securities	1,498	—	1,498
Money market funds and other	1,531,022	1,531,022	—
U.S. Government agency securities	9,955	—	9,955
U.S. Treasury securities	9,981	—	9,981
Marketable securities:
Corporate debt securities	960,148	—	960,148
Municipal securities	51,453	—	51,453
U.S. Government agency securities	106,881	106,881	—
U.S. Treasury securities	877,578	802,682	74,896
Equity securities	23,962	23,962	—
Total cash equivalents and marketable securities(1)	3,578,598	2,464,547	1,114,051
Other current assets:
Derivative assets	59,503	—	59,503
Other non-current assets:
Executive Deferred Savings Plan	349,530	336,090	13,440
Total financial assets(1)	$3,987,631	$2,800,637	$1,186,994
Liabilities
Derivative liabilities	$(28,615)	$—	$(28,615)
Total financial liabilities	$(28,615)	$—	$(28,615)
________________
(1) Excludes cash of $437.8 million held in operating accounts and time deposits of $478.2 million (of which $82.5 million were cash equivalents) as of June 30, 2025.
We did not have any financial assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of September 30, 2025 or June 30, 2025.

NOTE 4 – FINANCIAL STATEMENT COMPONENTS
Condensed Consolidated Balance Sheets

	As of	As of
(In thousands)	September 30, 2025	June 30, 2025
Accounts receivable, net:
Accounts receivable, gross	$2,312,123	$2,297,930
Allowance for credit losses	(34,368)	(34,015)
	$2,277,755	$2,263,915
Inventories:
Customer service parts	$607,998	$600,769
Raw materials	1,536,773	1,491,786
Work-in-process	859,779	833,933
Finished goods	292,818	285,661
	$3,297,368	$3,212,149
Other current assets:
Deferred costs of revenues	$200,662	$223,829
Prepaid expenses	128,877	201,053
Contract assets	123,656	105,081
Prepaid income and other taxes	63,183	64,704
Other current assets	126,068	133,435
	$642,446	$728,102
Land, property and equipment, net:
Land	$86,668	$86,677
Buildings and leasehold improvements	1,178,702	1,132,176
Machinery and equipment	1,294,732	1,238,599
Office furniture and fixtures	75,245	73,993
Construction-in-process	204,448	207,807
	2,839,795	2,739,252
Less: accumulated depreciation	(1,537,966)	(1,486,477)
	$1,301,829	$1,252,775
Other non-current assets:
Executive Deferred Savings Plan(1)	$365,185	$349,530
Operating lease right of use assets	269,583	269,714
Other non-current assets	160,618	154,370
	$795,386	$773,614
Other current liabilities:
Customer deposits	$510,583	$636,369
Compensation and benefits	508,343	418,515
Executive Deferred Savings Plan(1)	367,233	350,426
Income taxes payable	199,970	167,262
Interest payable	48,253	110,056
Operating lease liabilities	46,763	45,192
Other liabilities and accrued expenses	515,430	534,621
	$2,196,575	$2,262,441
Other non-current liabilities:
Income taxes payable	$259,642	$221,808
Operating lease liabilities	156,163	158,833
Pension liabilities	50,620	51,750
Customer deposits	8,209	6,823
Other non-current liabilities	171,454	170,418
	$646,088	$609,632

________________
(1)We have a non-qualified deferred compensation plan (known as the “Executive Deferred Savings Plan” or “EDSP”) under which certain employees and non-employee directors may defer a portion of their compensation. The expense associated with changes in the EDSP liability included in selling, general and administrative (“SG&A”) was $18.2 million and $18.0 million in the three months ended September 30, 2025 and 2024, respectively. The amount of net gains associated with changes in the EDSP assets included in SG&A expense was $18.2 million and $17.9 million in the three months ended September 30, 2025 and 2024, respectively. For additional details, refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) (“AOCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of September 30, 2025	$(53,353)	$7,636	$58,354	$(11,966)	$671

Balance as of June 30, 2025	$(57,277)	$5,792	$64,798	$(12,112)	$1,201
The effects on net income of amounts reclassified from AOCI to the Condensed Consolidated Statements of Operations for the indicated periods were as follows (in thousands; amounts in parentheses indicate debits or reductions to earnings):

AOCI Components		Three Months Ended
	Location in the Condensed Consolidated Statement of Operations	September 30,
		2025	2024
Unrealized gains on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$210	$2,535
	Costs of revenues and operating expenses	11,244	26
	Interest expense	758	947
	Net gains reclassified from AOCI	$12,212	$3,508
Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$97	$(1)
NOTE 5 – MARKETABLE SECURITIES
The amortized cost and fair value of our fixed income marketable securities as of the dates indicated below were as follows:

As of September 30, 2025 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$1,013,675	$5,274	$(25)	$1,018,924
Money market funds and other	1,334,414	—	—	1,334,414
Municipal securities	55,054	178	—	55,232
U.S. Government agency securities	104,751	511	(9)	105,253
U.S. Treasury securities	1,035,880	3,927	(131)	1,039,676
Subtotal	3,543,774	9,890	(165)	3,553,499
Add: Time deposits(1)	593,606	—	—	593,606
Less: Cash equivalents	1,434,263	—	—	1,434,263
Marketable securities(2)	$2,703,117	$9,890	$(165)	$2,712,842

As of June 30, 2025 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$957,256	$4,456	$(66)	$961,646
Money market funds and other	1,531,022	—	—	1,531,022
Municipal securities	57,445	129	(1)	57,573
U.S. Government agency securities	116,436	458	(58)	116,836
U.S. Treasury securities	885,101	2,787	(329)	887,559
Subtotal	3,547,260	7,830	(454)	3,554,636
Add: Time deposits(1)	478,191	—	—	478,191
Less: Cash equivalents	1,641,074	1	(1)	1,641,074
Marketable securities(2)	$2,384,377	$7,829	$(453)	$2,391,753
________________
(1) Time deposits excluded from fair value measurements.
(2) Excludes equity marketable securities.
Our investment portfolio includes both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of our unrealized losses are due to changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all these investments upon maturity. As of September 30, 2025, we had 50 investments in a gross unrealized loss position. The following table summarizes the fair value and gross unrealized losses of our investments that were in an unrealized loss position as of the dates indicated below.

As of September 30, 2025	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$43,079	$(25)	$—	$—	$43,079	$(25)
Municipal securities	12,511	—	—	—	12,511	—
U.S. Government agency securities	13,974	(9)	—	—	13,974	(9)
U.S. Treasury securities	136,636	(106)	21,483	(25)	158,119	(131)
Total	$206,200	$(140)	$21,483	$(25)	$227,683	$(165)

As of June 30, 2025	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$98,149	$(63)	$2,528	$(3)	$100,677	$(66)
Municipal securities	5,774	(1)	—	—	5,774	(1)
U.S. Government agency securities	32,780	(58)	—	—	32,780	(58)
U.S. Treasury securities	238,627	(297)	20,330	(32)	258,957	(329)
Total	$375,330	$(419)	$22,858	$(35)	$398,188	$(454)
The contractual maturities of securities classified as available-for-sale, regardless of their classification on our Condensed Consolidated Balance Sheets, as of the date indicated below were as follows:

As of September 30, 2025 (In thousands)	Amortized Cost	Fair Value
Due within one year	$1,352,766	$1,355,096
Due after one year through three years	1,350,351	1,357,746
Total	$2,703,117	$2,712,842

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities for the three months ended September 30, 2025 and 2024 were immaterial.
The costs for our equity marketable securities were $22.9 million as of both September 30, 2025, and June 30, 2025. Unrealized gains (losses) for our equity marketable securities were $0.6 million and $(5.9) million during the three months ended September 30, 2025 and 2024, respectively.
NOTE 6 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in business combinations.
The following table presents changes in goodwill carrying value by reportable segment during the three months ended September 30, 2025:

(In thousands)	Semiconductor Process Control	Specialty Semiconductor Process	Printed Circuit Board ("PCB") and Component Inspection	Total
Balances as of June 30, 2025	$759,885	$681,858	$350,450	$1,792,193
Foreign currency adjustments	(12)	(379)	(780)	(1,171)
Balances as of September 30, 2025	$759,873	$681,479	$349,670	$1,791,022
As of September 30, 2025, and June 30, 2025 goodwill is net of accumulated impairment losses of $277.6 million and $70.5 million in the Semiconductor Process Control and PCB and Component Inspection reportable segments, respectively.
Goodwill is not subject to amortization but is tested for impairment annually, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
As of September 30, 2025, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the annual assessment performed in the third quarter of the fiscal year ended June 30, 2025. For additional details, refer to Note 7, “Goodwill and Purchased Intangible Assets” to our Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
Purchased Intangible Assets
Changes in the gross carrying amount of intangible assets result from changes in foreign currency exchange rates and acquisitions. The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)	As of September 30, 2025			As of June 30, 2025
Category	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	$1,555,523	$1,260,387	$295,136	$1,555,688	$1,222,520	$333,168
Customer relationships	358,758	293,124	65,634	359,555	285,274	74,281
Trade name / Trademark	119,411	115,613	3,798	119,409	113,210	6,199
Order backlog and other	91,372	84,821	6,551	89,309	84,419	4,890
Intangible assets subject to amortization	2,125,064	1,753,945	371,119	2,123,961	1,705,423	418,538
In-process research and development	46,074	19,827	26,247	46,074	19,827	26,247
Total	$2,171,138	$1,773,772	$397,366	$2,170,035	$1,725,250	$444,785
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
As of September 30, 2025, there were no impairment indicators for purchased intangible assets.

Amortization expense for purchased intangible assets was $49.3 million and $56.8 million for the three months ended September 30, 2025, and 2024, respectively.
Based on the purchased intangible assets gross carrying amount recorded as of September 30, 2025, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2026 (remaining nine months)	$141,049
2027	128,824
2028	48,983
2029	35,366
2030	14,560
2031 and thereafter	2,337
Total	$371,119
The expected amortization expense is an estimate. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets and other events.
NOTE 7 – DEBT
The following table summarizes our debt as of September 30, 2025 and June 30, 2025:

	As of September 30, 2025		As of June 30, 2025
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 4.100% Senior Notes due on March 15, 2029	$800,000	4.159%	$800,000	4.159%
Fixed-rate 4.650% Senior Notes due on July 15, 2032	1,000,000	4.657%	1,000,000	4.657%
Fixed-rate 4.700% Senior Notes due on February 1, 2034	500,000	4.777%	500,000	4.777%
Fixed-rate 5.650% Senior Notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Fixed-rate 5.000% Senior Notes due on March 15, 2049	400,000	5.047%	400,000	5.047%
Fixed-rate 3.300% Senior Notes due on March 1, 2050	750,000	3.302%	750,000	3.302%
Fixed-rate 4.950% Senior Notes due on July 15, 2052	1,450,000	5.023%	1,450,000	5.023%
Fixed-rate 5.250% Senior Notes due on July 15, 2062	800,000	5.259%	800,000	5.259%

Total	5,950,000		5,950,000
Unamortized discount	(22,971)		(23,338)
Unamortized debt issuance costs	(41,836)		(42,405)
Total	$5,885,193		$5,884,257
Reported as:
Long-term debt	5,885,193		5,884,257
Total	$5,885,193		$5,884,257
Senior Notes and Debt Redemption
The original discounts on the senior, unsecured long-term notes listed in the table above (collectively, “Senior Notes”) are being amortized over the life of the debt. Interest is payable semi-annually as follows: on January 15 and July 15 of each year for the Senior Notes due July 15, 2032, 2052, and 2062; on February 1 and August 1 of each year for the Senior Notes due February 1, 2034; on March 1 and September 1 of each year for the Senior Notes due March 1, 2050; on March 15 and September 15 of each year for the Senior Notes due March 15, 2029, and 2049; and on May 1 and November 1 of each year for the Senior Notes due November 1, 2034. The Senior Notes rank senior in right of payment to all of KLA Corporation's future subordinated indebtedness, equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness, are effectively subordinated in right of payment to all of our future secured indebtedness to the extent of the collateral securing such indebtedness and structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of the Issuer's subsidiaries. The relevant indentures for the Senior Notes (collectively, the “Indenture”) include covenants that limit our ability to grant liens on our facilities and enter into sale and leaseback transactions.
In certain circumstances involving a change of control followed by a downgrade of the rating of a series of Senior Notes by at least two of Moody’s Investors Service, S&P Global Ratings and Fitch Inc., unless we have exercised our rights to redeem the Senior Notes of such series, we will be required to make an offer to repurchase all or, at the holder’s option, any part, of each holder’s Senior Notes of that series pursuant to the offer described below (“Change of Control Offer”). In the Change of Control Offer, we will be required to offer payment in cash equal to 101% of the aggregate principal amount of Senior Notes repurchased plus accrued and unpaid interest, if any, on the Senior Notes repurchased, up to, but not including, the date of repurchase.
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of September 30, 2025 and June 30, 2025 was $5.63 billion and $5.54 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of September 30, 2025, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility
On July 3, 2025, we entered into a revolving credit facility (“Revolving Credit Facility”) with a maturity date of July 3, 2030 that allows us to borrow up to $1.50 billion, pursuant to the terms set forth in the credit agreement (“Credit Agreement”). Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $500.0 million in the aggregate. As of September 30, 2025, we had no outstanding borrowings under the Revolving Credit Facility.
Under the Revolving Credit Facility, we may borrow, repay and reborrow funds until the maturity date, which may be extended following the exercise of no more than two one-year extension options with the consent of the lenders. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility can be made as Term Secured Overnight Financing Rate (“SOFR”) Loans or Alternate Base Rate (“ABR”) Loans, at the Company’s option. In the event that Term SOFR is unavailable, any Term SOFR elections will be converted to Daily Simple SOFR, as long as it is available. Each Term SOFR Loan will bear interest at a rate per annum equal to the applicable Adjusted Term SOFR rate, which is equal to the applicable Term SOFR rate plus a spread ranging from 62.5 bps to 100.0 bps, as determined by the Company’s credit ratings at the time. Each ABR Loan will bear interest at a rate per annum equal to the ABR, as determined by the Company’s credit ratings at the time. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 4.0 bps to 10.0 bps, subject to an adjustment in conjunction with changes to our credit rating. The applicable interest rates and commitment fees are also subject to adjustment based on the Company’s performance against certain environmental sustainability key performance indicators (“KPI”) related to greenhouse gas emissions and renewable electricity usage. Our performance against these KPIs in calendar year 2024 resulted in reductions to the fees associated with our Revolving Credit Facility. As of September 30, 2025, the applicable commitment fee on the daily undrawn balance of the Revolving Credit Facility was 5.5 bps.
Under the Revolving Credit Facility, the maximum net leverage ratio on a quarterly basis is 3.25 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which may be increased to 3.75 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of September 30, 2025, our maximum allowed net leverage ratio was 3.25 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of September 30, 2025.
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

Lease expense was $13.6 million and $13.1 million for the three months ended September 30, 2025 and 2024, respectively. Expenses related to short-term leases, which were not recorded on the Condensed Consolidated Balance Sheets, were not material for the three months ended September 30, 2025 and 2024. As of September 30, 2025 and June 30, 2025, the weighted-average remaining lease term was 6.0 and 6.2 years, respectively, and the weighted-average discount rate for operating leases was 4.07% and 4.06% as of September 30, 2025 and June 30, 2025, respectively.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30,
In thousands	2025	2024
Operating cash outflows from operating leases	$13,571	$10,856
Right of use assets obtained in exchange for new operating lease liabilities	$10,186	$9,649
Maturities of lease liabilities as of September 30, 2025 were as follows:

Fiscal Year Ending June 30:	(In thousands)
2026 (remaining nine months)	$41,943
2027	50,172
2028	31,194
2029	25,742
2030	23,239
2031 and thereafter	59,173
Total lease payments	231,463
Less imputed interest	(28,537)
Total	$202,926
As of September 30, 2025, we did not have material leases that had not yet commenced.
NOTE 9 – EQUITY AND LONG-TERM INCENTIVE COMPENSATION PLANS

As of September 30, 2025, 9.4 million shares remained available for issuance under the KLA Corporation 2023 Incentive Award Plan (“2023 Plan”). In addition, we have an Employee Stock Purchase Plan (“ESPP”), which enables eligible employees to purchase our common stock. We also offer a cash-based long-term incentive program (“Cash LTI”) to eligible employees.
For details of the 2023 Plan, ESPP and Cash LTI plans, refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
Equity Incentive Plans - General Information
The following table summarizes the combined activity under our equity incentive plans:

(In thousands)	Available For Grant(1)
Balance as of June 30, 2025	9,574
Restricted stock units granted(2)	(295)
Restricted stock units granted adjustment(3)	53
Restricted stock units canceled	24
Balance as of September 30, 2025	9,356
__________________
(1)The number of restricted stock units (“RSU”) reflects the application of the award multiplier of 2.0x to calculate the impact of the award on the shares reserved under the 2023 Plan.
(2)Includes RSUs granted to senior management during the three months ended September 30, 2025 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such RSUs that are deemed to have been earned) (“performance-based RSU”). This line item includes all such performance-based RSUs granted during the three months ended September 30, 2025 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.1 million shares for the three months ended September 30, 2025 reflect the application of the multiplier described above).
(3)Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the three months ended September 30, 2025.
The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. The fair value for RSUs granted with “dividend equivalent” rights is determined using the closing price of our common stock on the grant date.
The following table shows stock-based compensation (“SBC”) expense for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2025	2024
SBC expense by:
Costs of revenues	$12,235	$9,789
R&D	21,358	17,380
SG&A	36,589	34,531
Total SBC expense	$70,182	$61,700
SBC capitalized as inventory was $26.9 million and $26.3 million as of September 30, 2025 and June 30, 2025, respectively.
Restricted Stock Units
The following table shows the activity and weighted-average grant date fair values for RSUs during the three months ended September 30, 2025:

	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding RSUs as of June 30, 2025(2)	1,292	$536.30
Granted(3)	148	$901.81
Granted adjustments(4)	(27)	$397.40
Vested and released	(206)	$429.18
Forfeited	(12)	$562.53
Outstanding RSUs as of September 30, 2025(2)	1,195	$602.78
__________________
(1)Share numbers reflect actual shares subject to awarded RSUs.
(2)Includes performance-based RSUs.
(3)This line item includes performance-based RSUs granted during the three months ended September 30, 2025 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.1 million shares for the three months ended September 30, 2025, reflect the application of the multiplier described above).
(4)Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the three months ended September 30, 2025.
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
As of September 30, 2025, the unrecognized SBC expense balance related to RSUs was $550.8 million, excluding the impact of estimated forfeitures, and will be recognized over an estimated weighted-average amortization period of 1.5 years. The intrinsic value of outstanding RSUs as of September 30, 2025 was $1.29 billion.

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
As of September 30, 2025, an aggregate of $4.47 billion of authorization was available for repurchase under the stock repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three Months Ended September 30,
(In thousands)	2025	2024
Number of shares of common stock repurchased	623	740
Total cost of repurchases	$564,400	$570,936
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
The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share amounts)	Three Months Ended September 30,
	2025	2024
Numerator:
Net income	$1,121,040	$945,851
Denominator:
Weighted-average shares - basic, excluding unvested RSUs	131,757	134,134
Effect of dilutive RSUs and options	624	724
Weighted-average shares - diluted	132,381	134,858
Basic net income per share	$8.51	$7.05
Diluted net income per share	$8.47	$7.01
Anti-dilutive securities excluded from the computation of diluted net income per share	—	29
NOTE 12 – INCOME TAXES
The following table provides details of income taxes:

	Three Months Ended September 30,
(Dollar amounts in thousands)	2025	2024
Income before income taxes	$1,309,476	$1,078,687
Provision for income taxes	$188,436	$132,836
Effective tax rate	14.4%	12.3%

Our effective tax rate was lower than the U.S. federal statutory rate during the three months ended September 30, 2025 primarily due to the proportion of earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate and the proportion of U.S. earnings eligible for the Foreign Derived Intangible Income deduction.
In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to U.S. federal income tax examinations for all years beginning from the fiscal year ended June 30, 2022 and are under U.S. federal income tax examination for the fiscal year ended June 30, 2018. We have completed the federal income tax examination for the fiscal years ended June 30, 2019 and June 30, 2020. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2021. We are also subject to examinations in other major foreign jurisdictions, including Singapore and Israel, for all years beginning from the calendar year ended December 31, 2019. We are under audit in Israel for calendar year ended December 31, 2019 to the fiscal year ended June 30, 2022 and received a tax assessment from the Israel Tax Authority. The assessment will be appealed. We believe our current unrecognized tax benefits are sufficient. It is possible that certain examinations may be concluded in the next 12 months. The timing and resolution of income tax examinations are uncertain. Given the uncertainty around the timing of the resolution of these ongoing examinations, we are unable to estimate the full range of possible adjustments to our unrecognized tax benefits within the next 12 months.
Legislative Developments
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”), also known as the Tax Relief for American Families and Workers Act of 2025. The OBBBA provides for several permanent changes to the United States tax code among other items, including modifying the Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income rules from the Tax Cuts and Jobs Act; restoring full expensing for domestic research expenses; and reinstating 100% bonus depreciation provisions. ASC 740, Income Taxes, requires that the tax effects of changes in tax rates and laws be recognized in the period in which the legislation is enacted. The OBBBA provisions will result in an increase to our cash flows from operating activities and an increase to our effective tax rate in our fiscal year ending June 30, 2026. The effective tax rate changes have been reflected in the consolidated financial statements for the three months ended September 30, 2025, and did not have a material impact to our Condensed Consolidated Financial Statements.
In November 2024, Singapore adopted the Pillar Two Global Anti-Base Erosion (“GloBE”) rules under the Multinational Enterprise (“Minimum Tax”) Act, which includes a domestic minimum tax of 15% that is effective for us in the current fiscal year. There was no material impact to our Condensed Consolidated Financial Statements during the three months ended September 30, 2025. The Pillar Two GloBE rules are deemed an alternative minimum tax so we did not recognize any deferred taxes for the estimated effects of the future minimum tax under current U.S. GAAP.
California Governor Newsom approved the 2024-25 California State Budget on June 27, 2024, which includes a provision to suspend the use of all net operating losses and limits the use of R&D tax credits to $5 million for tax years 2024 through 2026. This provision is effective in our fiscal years ended June 30, 2025 through June 30, 2027. There was no material tax impact to our Condensed Consolidated Financial Statements during the three months ended September 30, 2025.
In December 2021, the Organization for Economic Co-operation and Development’s Inclusive Framework on Base Erosion and Profit Shifting released GloBE rules under Pillar Two. For the countries that have enacted legislation to adopt the Pillar Two GloBE rules, the provisions requiring a 15% minimum effective tax rate on income earned in the respective countries and a global 15% minimum effective top-up tax are effective for us beginning in our current fiscal year. There was no material tax impact to our Condensed Consolidated Financial Statements from these Pillar Two provisions during the three months ended September 30, 2025.
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LC for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2025	2024
Receivables sold under factoring agreements	$106,367	$45,459
Proceeds from sales of LC	$18,226	$1,978
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented. KLA may continue servicing the receivables that are sold.
Purchase Commitments. We maintain commitments to purchase inventory from our suppliers as well as goods, services and other assets in the ordinary course of business. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed between the parties. This forecasted time-horizon can vary among different suppliers. Our estimate of our significant purchase commitments primarily for material, services, supplies and asset purchases is approximately $2.50 billion as of September 30, 2025, a majority of which are due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash LTI Plan. As of September 30, 2025, we have committed $116.6 million for future payment obligations under our Cash LTI Plan. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three- or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date.
Guarantees, Contingencies and Other. We maintain guarantee arrangements available through various financial institutions for up to $129.8 million, of which $94.8 million had been issued as of September 30, 2025, primarily to fund guarantees to customs authorities for value-added tax and other operating requirements of our consolidated subsidiaries worldwide.
In January 2025, we entered into a long-term virtual power purchase agreement to purchase a portion of the output generated from a solar energy project for a fixed price. As part of this agreement, we will also receive renewable energy credits commensurate with the power we acquire. These credits can be applied against our greenhouse gas emissions, accelerating the progress towards our goals of 100% renewable electricity across our global operations by 2030, reduction of our Scope 1 and 2 emissions from our 2021 baseline by 50% by 2030 and achievement of net zero Scope 1 and Scope 2 emissions by 2050. This agreement had no material impact on our results of operations, financial condition or cash flows during the quarter ended September 30, 2025.
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
We routinely hedge our exposures to certain foreign currencies with various financial institutions in an effort to minimize the impact of certain currency exchange rate fluctuations. These foreign exchange contracts, designated as cash flow hedges, generally have maturities of less than 12 months. Cash flow hedges are evaluated for effectiveness monthly, based on changes in total fair value of the derivatives. If a financial counterparty to any of our hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge, we may experience material losses.
Since fiscal 2015, we have entered into five sets of forward contracts, generally to hedge the benchmark interest rate on portions of our Senior Notes prior to issuance (collectively, “Rate Lock Agreements”). Upon issuance of the associated debt, the Rate Lock Agreements were settled and their fair values were recorded within AOCI. The resulting gains and losses from these transactions are amortized to interest expense over the lives of the associated debt. As of September 30, 2025, the aggregate unamortized portion of the fair value of the forward contracts for the Rate Lock Agreements was a $43.7 million net gain.
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

For derivatives that are designated and qualify as a net investment hedge in a foreign operation and that meet the effectiveness requirements, the net gains or losses attributable to changes in spot exchange rates are recorded in cumulative translation within AOCI. The remainder of the change in value of such instruments is recorded in earnings on a straight-line basis over the lives of the associated derivative contracts. Recognition in earnings of amounts previously recorded in cumulative translation is limited to circumstances such as complete or substantially complete liquidation or sale of the net investment in the hedged foreign operations.
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

	Three Months Ended September 30,
(In thousands)	2025	2024
Derivatives Designated as Cash Flow Hedging Instruments:
Foreign exchange contracts:
Amounts included in the assessment of effectiveness	$3,300	$3,444
Amounts excluded from the assessment of effectiveness	$64	$(346)
Derivatives Designated as Net Investment Hedging Instruments:
Foreign exchange contracts(1):	$19,325	$(6,999)
__________________
(1)No amounts were reclassified from AOCI into earnings related to the sale of a subsidiary, as there were no such sales during the periods presented.
The locations and amounts of designated and non-designated derivatives’ gains and losses reported in the Condensed Consolidated Statements of Operations for the indicated periods were as follows:

	Three Months Ended September 30,				Three Months Ended September 30,
	2025				2024
(In thousands)	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$3,209,696	$1,872,519	$71,075	$(43,374)	$2,841,541	$1,721,618	$82,171	$(40,935)
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains reclassified from AOCI to earnings	$—	$—	$758	$—	$—	$—	$947	$—
Foreign exchange contracts:
Amount of gains reclassified from AOCI to earnings	$381	$11,244	$—	$—	$3,104	$26	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(171)	$—	$—	$3,823	$(569)	$—	$—	$(371)
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains recognized in earnings	$—	$—	$—	$261	$—	$—	$—	$83

The U.S. dollar equivalent of all outstanding notional amounts of foreign currency hedge contracts and rate lock agreements, with maximum remaining maturities of approximately 12 months as of the dates indicated below, were as follows:

	As of	As of
(In thousands)	September 30, 2025	June 30, 2025
Cash flow hedge contracts - foreign currency
Purchase	$449,604	$405,349
Sell	$105,291	$159,475
Net investment hedge contracts - foreign currency
Sell	$384,130	$384,130
Other foreign currency hedge contracts
Purchase	$686,195	$618,844
Sell	$385,706	$429,643
The locations and fair value of our derivatives reported in our Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	As of	As of	Balance Sheet	As of	As of
	Location	September 30, 2025	June 30, 2025	Location	September 30, 2025	June 30, 2025
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$28,324	$29,492	Other current liabilities	$(9,745)	$(24,331)
Total derivatives designated as hedging instruments		28,324	29,492		(9,745)	(24,331)
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	16,452	30,011	Other current liabilities	(5,999)	(4,284)
Total derivatives not designated as hedging instruments		16,452	30,011		(5,999)	(4,284)
Total derivatives		$44,776	$59,503		$(15,744)	$(28,615)
The changes in AOCI, before taxes, related to derivatives for the indicated periods were as follows:

	Three Months Ended September 30,
(In thousands)	2025	2024
Beginning AOCI	$66,570	$68,903
Amount reclassified to earnings as net gains	(12,212)	(3,508)
Net change in unrealized gains (losses)	22,689	(3,901)
Ending AOCI	$77,047	$61,494
As of September 30, 2025, the net gain reported in AOCI that is expected to be reclassified into earnings within the next 12 months is $30.0 million.

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

As of September 30, 2025				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$44,776	$—	$44,776	$(15,744)	$—	$29,032
Derivatives - liabilities	$(15,744)	$—	$(15,744)	$15,744	$—	$—

As of June 30, 2025				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$59,503	$—	$59,503	$(28,615)	$—	$30,888
Derivatives - liabilities	$(28,615)	$—	$(28,615)	$28,615	$—	$—
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
Semiconductor Process Control
The Semiconductor Process Control segment offers a comprehensive portfolio of inspection, metrology and data analytics products, and related services, which helps integrated circuit (“IC”) manufacturers achieve target yield throughout the entire semiconductor fabrication process, from R&D to final volume production. Our differentiated products and services are designed to provide comprehensive solutions that help our customers accelerate development and production ramp cycles, achieve higher and more stable semiconductor die yields and improve their overall profitability.
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

The CODM uses total segment revenues and segment profit (loss) to assess performance and allocate resources (including employees, financial or capital resources), primarily during the annual strategic long-term planning and budgeting process. The CODM considers changes in market conditions, technology constraints and the competitive environment when making decisions about allocating resources to segments. The CODM does not evaluate segments using discrete asset information because asset allocation is not managed at the segment level and assets are not tracked by segment in a way that it is meaningful for decision-making. Segment profit (loss) represents segment income (loss) before income taxes, and excludes interest expense, other expense (income), net, restructuring costs, effects of changes in foreign currency exchange rates, and other corporate expenses.
The following is a summary of results for each of our three reportable segments for the indicated periods:

(In thousands)	Semiconductor Process Control	Specialty Semiconductor Process	PCB and Component Inspection	Total
For the three months ended September 30, 2025
Revenue	$2,899,392	$119,755	$189,488	$3,208,635
Less:
Cost of revenue	1,056,837	61,541	93,183
R&D	311,016	13,506	32,112
SG&A	215,043	11,437	25,703
Other segment items (1)	9,745	27,281	11,999
Segment profit (loss)	$1,306,751	$5,990	$26,491	$1,339,232
For the three months ended September 30, 2024
Revenue	$2,575,151	$128,334	$137,983	$2,841,468
Less:
Cost of revenue	958,369	63,840	80,446
R&D	274,455	10,300	36,017
SG&A	193,422	13,940	27,656
Other segment items (1)	11,577	27,281	17,835
Segment profit (loss)	$1,137,328	$12,973	$(23,971)	$1,126,330
__________________
(1)Other segment items for each reportable segment includes:
•Semiconductor Process Control — amortization of purchased intangible assets and acquisition related expenses.
•Specialty Semiconductor Process — amortization of purchased intangible assets.
•PCB and Component Inspection — amortization of purchased intangible assets.
The following table reconciles total reportable segment revenue to total revenue for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2025	2024
Total revenues for reportable segments	$3,208,635	$2,841,468
Effects of changes in foreign currency exchange rates	1,061	73
Total revenues	$3,209,696	$2,841,541

The following table reconciles total segment profit to total income before income taxes for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2025	2024
Total segment profit	$1,339,232	$1,126,330
Unallocated expenses (1)	2,055	6,407
Interest expense	71,075	82,171
Other expense (income), net	(43,374)	(40,935)
Income before income taxes	$1,309,476	$1,078,687
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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended September 30,
	2025		2024
Revenues:
China	$1,267,156	39.5%	$1,198,305	42.2%
Taiwan	793,608	24.7%	461,991	16.3%
Korea	299,373	9.3%	238,673	8.4%
North America	297,907	9.3%	500,943	17.6%
Japan	295,209	9.2%	188,569	6.6%
Europe and Israel	150,976	4.7%	144,820	5.1%
Rest of Asia	105,467	3.3%	108,240	3.8%
Total	$3,209,696	100.0%	$2,841,541	100.0%
The following is a summary of revenues by major product categories for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended September 30,
	2025		2024
Revenues:
Wafer Inspection	$1,537,244	48%	$1,368,943	48%
Patterning	667,427	21%	576,409	20%
Specialty Semiconductor Process	100,219	3%	112,802	4%
PCB and Component Inspection	117,298	4%	72,908	3%
Services	744,690	23%	644,152	23%
Other	42,818	1%	66,327	2%
Total	$3,209,696	100%	$2,841,541	100%
Wafer Inspection and Patterning products are offered in the Semiconductor Process Control segment. Services are offered in multiple segments. Other includes primarily refurbished systems, remanufactured legacy systems, and enhancements and upgrades for previous-generation products that are part of the Semiconductor Process Control segment.
In the three months ended September 30, 2025, three customers accounted for approximately 15%, 11%, and 10% of total revenues each. In the three months ended September 30, 2024, two customers accounted for approximately 12% of total revenues each. Three customers and two customers on an individual basis accounted for greater than 10% of accounts receivable, net, at September 30, 2025 and at June 30, 2025, respectively.

Land, property and equipment, net by geographic region as of the dates indicated below were as follows:

	As of	As of
(In thousands)	September 30, 2025	June 30, 2025
Land, property and equipment, net:
United States	$739,281	$728,162
Europe	272,074	253,848
Singapore	160,415	153,052
Israel	66,336	68,604
Rest of Asia	63,723	49,109
Total	$1,301,829	$1,252,775
NOTE 17 – RESTRUCTURING CHARGES
From time to time, management approves restructuring plans including workforce reductions in an effort to streamline operations.
Restructuring charges were $0.4 million and $2.9 million for the three months ended September 30, 2025 and 2024, respectively. The charges for fiscal year 2026 and 2025 include severance and related charges for the restructuring of the former PCB and Display operating segment, as a result of exiting the Display business. As of September 30, 2025 and June 30, 2025, the accrual for restructuring charges was $4.9 million and $5.9 million, respectively.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Securities Exchange Act”). All statements other than statements of historical fact may be forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continues,” “thinks,” “seeks,” “commits”, or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include those regarding, among others: the impact of tariffs on our business; forecasts of the future results of our operations, including profitability; orders for our products and capital equipment generally; sales of semiconductors; the investments by our customers in advanced technologies and new materials; growth of revenue in the semiconductor industry, the semiconductor capital equipment industry and our business; technological trends in the semiconductor industry; future developments or trends in the global capital and financial markets; our future product offerings and product features; the success and market acceptance of new products; timing of shipment of order backlog; our future product shipments and product and service revenues; our future gross margins; our future research and development (“R&D”) expenses and selling, general and administrative (“SG&A”) expenses; international sales and operations; our ability to maintain or improve our existing competitive position; success of our product offerings; creation and funding of programs for R&D; results of our investment in leading edge technologies; the effects of hedging transactions; the effect of the sale of trade receivables and promissory notes from customers; the effect of future compliance with laws and regulations; our future effective income tax rate; our recognition of tax benefits; the effects of any audits or litigation; future payments of dividends to our stockholders; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; sufficiency of our existing cash balance, investments, cash generated from operations and the unfunded portion of our Revolving Credit Facility (as defined below in the “Revolving Credit Facility” section of “Liquidity and Capital Resources”) to meet our operating and working capital requirements, including debt service and payment thereof; future dividends, and stock repurchases; our compliance with the financial covenants under the Credit Agreement (as defined below in the “Revolving Credit Facility” section of “Liquidity and Capital Resources”) for our Revolving Credit Facility; the adoption of new accounting pronouncements; our repayment of our outstanding indebtedness; and our environmental, social and governance (“ESG”) related targets, goals and commitments.
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
For a more detailed discussion of these and other risk factors that might cause or contribute to differences from the forward-looking statements in this report, see Part II, Item 1A “Risk Factors” in this report as well as Part I, Item 1 “Business”, Part I, Item 1A "Risk Factors" and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2025. You should carefully review these risks and also review the risks described documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation and do not intend to update the forward-looking statements in this report after the date hereof.
EXECUTIVE SUMMARY
We are a leading supplier of process control and yield management solutions and services for the semiconductor and related electronics industries. Our broad portfolio of inspection and metrology products, and related service, software and other offerings, support R&D and manufacturing of integrated circuits (“IC”), wafers and reticles. Our products, services and expertise are used by our customers to measure, detect, analyze and resolve critical and nanometric level product defects, helping them to manage manufacturing process challenges and to obtain higher finish product yields at lower cost. We also offer advanced technology solutions to address various manufacturing needs of printed circuit boards (“PCB”), specialty semiconductor devices and other electronic components, including advanced packaging, light-emitting diode (“LED”), power devices, compound semiconductor, and data storage industries, as well as general materials research. In addition, our services business has grown consistently year-over-year and accounted for approximately 23% of our total revenues in the first quarter of fiscal 2026. Our services revenue, which is generated largely from recurring “subscription-like” contracts, increases the value of our contract offerings and extension of system lifetimes resulting from growth in legacy semiconductor markets.

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
•PCB and Component Inspection: a range of inspection, testing and measurement, and direct imaging for patterning products used by manufacturers of PCBs, advanced packaging, microelectromechanical systems (“MEMS”) and other electronic components.
The semiconductor industry continues to experience significant market expansion and diversification. High-performance computing and data centers, fueled by widespread adoption of AI, are driving industry growth. We believe AI is a technology inflection point driving innovation and demand at the leading edge, and our portfolio of products is uniquely positioned to support leading-edge demand and the ongoing AI buildout. Our semiconductor customers generally operate in one or both of the major semiconductor device manufacturing markets: memory and foundry/logic. End-market demand drivers that are expected to continue to benefit KLA in the long term include adoption of extreme ultraviolet lithography ("EUV") in high volume manufacturing for Logic and DRAM memory (including high-bandwidth memory), which drives new process control requirements and growth in key markets for KLA. Demand for advanced semiconductor technologies, particularly evident in the 2-nanometer node, which is seeing higher levels of investment and process control intensity, continues to drive investments in AI. Increasing complexity and value of semiconductor packages, particularly for AI and high-performance computing applications, is also driving significant growth in our advanced packaging business. The digitization of all industries, including 5G markets, advances in healthcare and industrial applications, together with the increasing adoption of electric vehicles and intelligence in automobiles, are powering leading-edge design node technology investments and capacity expansions.
While we continue to invest in technological innovation, factors such as delays from customers in adopting new chips and technology methods could impact process control capital intensity. Pushouts or cancellations of deliveries to our customers could cause earnings volatility, due to the timing of revenue recognition as well as increased risk of inventory-related charges. Geopolitical factors, such as government regulations and tariffs, have had an adverse impact on our results of operations. However, despite these headwinds, our gross margin and overall financial performance improved in the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
We are continuously assessing the aggregate potential impact of government regulations and tariffs on our financial results and operations. See Part II, Item 1A "Risk Factors" below, and also Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2025 for more information regarding how such actions by the U.S. government or another country could significantly impact our ability to provide our products and services to existing and potential customers, especially in China, and adversely affect our business, financial condition and results of operations.
The following table sets forth some of our key quarterly unaudited financial information:

(Dollar amounts in thousands, except net income per share)	Three Months Ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Total revenues	$3,209,696	$3,174,741	$3,063,029	$3,076,851	$2,841,541
Costs of revenues	$1,243,070	$1,207,286	$1,175,689	$1,221,461	$1,147,431
Gross margin	61.3%	62.0%	61.6%	60.3%	59.6%
Net income(1)(2)	$1,121,040	$1,202,849	$1,088,416	$824,527	$945,851
Diluted net income per share(3)	$8.47	$9.06	$8.16	$6.16	$7.01
__________________
(1)For the explanation why our net income increased to $1.12 billion in the three months ended September 30, 2025 compared to the three months ended September 30, 2024, refer to the “Results of Operations” section below, as the change is a result of movements in various income statement line items.
(2)Our net income for the three months ended December 31, 2024 included pre-tax goodwill and purchased intangible assets impairment charges of $239.1 million. For additional details, refer to Note 6 “Goodwill and Purchased Intangible Assets” in the Notes to the Consolidated Financial Statements and Note 7 “Goodwill and Purchased Intangible Assets” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

(3)Diluted net income per share is computed independently for each of the quarters presented based on the weighted-average fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly diluted net income per share information may not equal annual (or other multiple-quarter calculations of) diluted net income per share.
We continue to focus on returning cash to our investors, making $545.1 million in share repurchases and paying $254.0 million in dividends in the three months ended September 30, 2025. We increased the dividend in the fourth quarter of fiscal 2025 to $1.90 per share per quarter, which was our 16th consecutive annual dividend increase. Refer to the “Liquidity and Capital Resources” section below for more information on our strong cash flow generation and strategy of returning excess cash to our stockholders.
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
There have been no material changes in our critical accounting estimates since our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2025 for a complete description of our critical accounting estimates.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including those recently adopted and the expected dates of adoption as well as estimated effects, if any, on our Condensed Consolidated Financial Statements of those not yet adopted, see Note 1 “Basis of Presentation” to our Condensed Consolidated Financial Statements.
RESULTS OF OPERATIONS
Revenues and Gross Margin

	Three Months Ended September 30,		Q1 FY26 vs. Q1 FY25
(Dollar amounts in thousands)	2025	2024
Revenues:
Product	$2,465,006	$2,197,389	$267,617	12%
Service	744,690	644,152	100,538	16%
Total revenues	$3,209,696	$2,841,541	$368,155	13%
Costs of revenues	$1,243,070	$1,147,431	$95,639	8%
Gross margin	61.3%	59.6%
Our business is affected by the concentration of our customer base and our customers’ capital equipment procurement schedules as a result of their investment plans. Our product revenues in any particular period are impacted by the amount of new orders we receive during that period and, depending upon the duration of manufacturing and installation cycles, in the preceding periods. Revenue is also impacted by average customer pricing, customer revenue deferrals associated with volume purchase agreements, the effect of fluctuations in foreign currency exchange rates, increased trade restrictions and the availability of government incentives for semiconductor capital investments. Service revenues are generated from product maintenance and support services, as well as billable time and material service calls made to our customers. The amount of our service revenues is typically a function of the number of systems installed at our customers’ sites and the utilization of those systems, but it is also impacted by other factors, such as our rate of service contract renewals, the types of systems being serviced and fluctuations in foreign currency exchange rates. A significant portion of our revenues continues to be generated in Asia, where a substantial portion of the world’s semiconductor manufacturing capacity is located, and we expect that trend to continue.
The increase in total revenues by 13% in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 is primarily attributable to the increase in our product revenues and is due to increased investments by leading edge foundries driven by the AI infrastructure buildout, increased demand for DRAM led by high-bandwidth memory, strong customer adoption of our advanced packaging portfolio of products, and strong demand for many of our products, especially those in our inspection portfolio.
The increase in service revenues by 16% in the three months ended September 30, 2025 compared to the three months ended September 30, 2024 is primarily attributable to the growth of our installed base.
Revenues by segment(1)

	Three Months Ended September 30,		Q1 FY26 vs. Q1 FY25
(Dollar amounts in thousands)	2025	2024
Revenues:
Semiconductor Process Control	$2,899,392	$2,575,151	$324,241	13%
Specialty Semiconductor Process	119,755	128,334	(8,579)	(7)%
PCB and Component Inspection	189,488	137,983	51,505	37%
Total revenues for reportable segments	$3,208,635	$2,841,468	$367,167	13%
________________
(1)Segment revenues exclude corporate allocations and the effects of changes in foreign currency exchange rates. For additional details, refer to Note 16 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements.
The primary factors impacting the performance of our segment revenues are summarized as follows:
•Revenues from our Semiconductor Process Control segment during the three months ended September 30, 2025 increased by 13%, compared to the three months ended September 30, 2024, primarily due strong demand for many of our products, especially those in our inspection and metrology portfolios, along with higher service revenue from an increase in our installed base. Semiconductor Process Control segment revenues were approximately 90% of total company revenue in the three months ended September 30, 2025, which is consistent with the segment's approximately 91% of total company revenues in the three months ended September 30, 2024.
•Revenues in the Specialty Semiconductor Process segment, which comprises etching and deposition solutions for advanced packaging and specialty semiconductor markets, during the three months ended September 30, 2025 decreased by 7% compared to the three months ended September 30, 2024, primarily due to lower volume of products sold as a result of customer pushouts, partially offset by higher service revenue from an increase in our installed base. Specialty Semiconductor Process revenues were approximately 4% of total revenues during the three months ended September 30, 2025 and approximately 5% of total revenues during the three months ended September 30, 2024.
•Revenues in the PCB and Component Inspection segment during the three months ended September 30, 2025 increased by 37% compared to the three months ended September 30, 2024, primarily due to increased revenue from advanced packaging products related to AI, along with higher service revenue from an increasing number of tools in our installed base. The increase was slightly offset by a decrease in Display revenue, a business that we exited in the prior fiscal year. PCB and Component Inspection segment revenues were approximately 6% of total revenues during the three months ended September 30, 2025, and approximately 5% of total revenues during the three months ended September 30, 2024.

The following is a summary of revenues by major product categories for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended September 30,				Q1 FY26 vs. Q1 FY25
	2025		2024
Revenues:
Wafer Inspection	$1,537,244	48%	$1,368,943	48%	$168,301	12%
Patterning	667,427	21%	576,409	20%	91,018	16%
Specialty Semiconductor Process	100,219	3%	112,802	4%	(12,583)	(11)%
PCB and Component Inspection	117,298	4%	72,908	3%	44,390	61%
Services	744,690	23%	644,152	23%	100,538	16%
Other	42,818	1%	66,327	2%	(23,509)	(35)%
Total	$3,209,696	100%	$2,841,541	100%	$368,155	13%
Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

	Three Months Ended September 30,				Q1 FY26 vs. Q1 FY25
(Dollar amounts in thousands)	2025		2024
Revenues:
China	$1,267,156	39.5%	$1,198,305	42.2%	$68,851	6%
Taiwan	793,608	24.7%	461,991	16.3%	331,617	72%
Korea	299,373	9.3%	238,673	8.4%	60,700	25%
North America	297,907	9.3%	500,943	17.6%	(203,036)	(41)%
Japan	295,209	9.2%	188,569	6.6%	106,640	57%
Europe and Israel	150,976	4.7%	144,820	5.1%	6,156	4%
Rest of Asia	105,467	3.3%	108,240	3.8%	(2,773)	(3)%
Total	$3,209,696	100.0%	$2,841,541	100.0%	$368,155	13%
Revenues from our customers in Taiwan increased 72% in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due to increased investments in process control to meet leading-edge demand driven by innovation and growth of AI. The total revenue share from Taiwan increased to 24.7% from 16.3% and was the primary driver for our total revenue increase between the indicated periods. Revenues from our customers in China increased 6% in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to continuing legacy node demand, partially offset by the effects of U.S. export controls and regulations. Leading-edge project buildouts in foundry/logic by customers in Japan contributed to a 57% increase in revenues from this region between the indicated periods, while revenues from customers in North America decreased 41% due to lower shipments to foundry/logic customers.
Gross margin
Our gross margin fluctuates with revenue levels and product mix and is affected by variations in costs related to manufacturing and servicing our products, including our ability to scale our operations efficiently and effectively in response to prevailing business conditions.
The following table summarizes the major factors that contributed to the changes in gross margin:

Gross Margin
Three Months Ended
September 30, 2024	59.6%
Revenue volume of products and services	0.6%
Mix of products and services sold	1.8%
Manufacturing labor, overhead and efficiencies	—%
Other service and manufacturing costs	(0.7)%
September 30, 2025	61.3%

Changes in gross margin from revenue volume of products and services reflect our ability to leverage existing infrastructure to generate higher revenues. Changes in gross margin from the mix of products and services sold reflect the impact of changes within the composition of product and service offerings. Changes in gross margin from manufacturing labor, overhead and efficiencies reflect our ability to manage costs and drive productivity as we scale our manufacturing activity to respond to customer requirements and amortization of intangible assets. Manufacturing labor, overhead and efficiencies included higher employee-related costs due to increases in headcount offset by absorption benefits from stronger build plans. Changes in gross margin from other service and manufacturing costs include the impact of tariffs, customer support costs, including the efficiencies with which we deliver services to our customers, and the effectiveness with which we manage our production plans and inventory risk.
Research and Development
R&D expenses may fluctuate with product development phases and project timing as well as our R&D efforts. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs and other expenses.

(Dollar amounts in thousands)	Three Months Ended September 30,		Q1 FY26 vs. Q1 FY25
	2025	2024
R&D expenses	$360,461	$323,145	$37,316	12%
R&D expenses as a percentage of total revenues	11%	11%
R&D expenses during the three months ended September 30, 2025 increased compared to the three months ended September 30, 2024 primarily due to an increase in employee-related expenses of $25.6 million as a result of additional headcount as well as higher employee compensation and benefit costs and an increase in engineering project material costs of $11.7 million.
Our future operating results will depend significantly on our ability to make products and provide services that have a competitive advantage in our marketplace. To do this, we believe that we must continue to make substantial and focused investments in our R&D. We remain committed to product development in new and emerging technologies.
Selling, General and Administrative

	Three Months Ended September 30,		Q1 FY26 vs. Q1 FY25
(Dollar amounts in thousands)	2025	2024
SG&A expenses	$268,988	$251,042	$17,946	7%
SG&A expenses as a percentage of total revenues	8%	9%
SG&A expenses during the three months ended September 30, 2025 increased compared to the three months ended September 30, 2024 primarily due to increases in the following areas: supplies and materials expense of $7.4 million, facilities-related expense of $6.4 million, and depreciation expense of $4.3 million.
Restructuring Charges
Restructuring charges were $0.4 million and $2.9 million for the three months ended September 30, 2025 and 2024, respectively. For additional information, refer to Note 17 “Restructuring Charges” to our Condensed Consolidated Financial Statements.
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

(Dollar amounts in thousands)	Three Months Ended September 30,		Q1 FY26 vs. Q1 FY25
	2025	2024
Interest expense	$71,075	$82,171	$(11,096)	(14)%
Other expense (income), net	$(43,374)	$(40,935)	$(2,439)	(6)%
Interest expense as a percentage of total revenues	2%	3%
Other expense (income), net as a percentage of total revenues	(1)%	(1)%

Interest expense during the three months ended September 30, 2025 decreased compared to the three months ended September 30, 2024 primarily due to reduced interest expense following our $750.0 million debt repayment in the second quarter of fiscal 2025.
The change in other expense (income), net during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily due to a net fair value gain of $8.7 million from an equity security and favorable foreign exchange fluctuations of $6.3 million, partially offset by lower interest income of $10.3 million.
Provision for Income Taxes
The following table provides details of income taxes:

	Three Months Ended September 30,
(Dollar amounts in thousands)	2025	2024
Income before income taxes	$1,309,476	$1,078,687
Provision for income taxes	$188,436	$132,836
Effective tax rate	14.4%	12.3%
The effective tax rate during the three months ended September 30, 2025 was higher compared to the three months ended September 30, 2024, primarily due to the impact of the One Big Beautiful Bill Act (“OBBBA”), also known as the Tax Relief for American Families and Workers Act of 2025 that was signed into law on July 4, 2025. The main impact of OBBBA for us in the year ending June 30, 2026, is restoring full expensing of domestic research expenses. The immediate expensing of domestic research is decreasing our taxable income, resulting in a lower cash tax liability and higher effective tax rate due to the reduction of our Foreign Derived Intangible Income benefit during the three months ended September 30, 2025.
Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, the amount of our pre-tax income as business activities fluctuate, non-deductible expenses incurred in connection with acquisitions, R&D credits as a percentage of aggregate pre-tax income, non-taxable or non-deductible increases or decreases in the assets held within our Executive Deferred Savings Plan, the tax effects of employee stock activity and the effectiveness of our tax planning strategies. We also continue to monitor the adoption of Pillar Two relating to the global minimum tax in each of our tax jurisdictions to evaluate its impact on our effective income tax rate. For some of the jurisdictions that have adopted Pillar Two in their tax legislation, it was effective for us beginning in our fiscal year ended June 30, 2025.
For discussions on tax examinations, assessments and certain related proceedings, see Note 12 “Income Taxes” to our Condensed Consolidated Financial Statements.
LIQUIDITY AND CAPITAL RESOURCES

	As of	As of
(Dollar amounts in thousands)	September 30, 2025	June 30, 2025
Cash and cash equivalents	$1,946,211	$2,078,908
Marketable securities	2,737,380	2,415,715
Total cash, cash equivalents and marketable securities	$4,683,591	$4,494,623
Percentage of total assets	29%	28%

	Three Months Ended September 30,
(In thousands)	2025	2024
Cash flows:
Net cash provided by operating activities	$1,161,591	$995,238
Net cash used in investing activities	(409,988)	(171,039)
Net cash used in financing activities	(881,799)	(837,708)
Effect of exchange rate changes on cash and cash equivalents	(2,501)	13,582
Net increase (decrease) in cash and cash equivalents	$(132,697)	$73

Cash, Cash Equivalents and Marketable Securities
As of September 30, 2025, our cash, cash equivalents and marketable securities totaled $4.68 billion, compared to the $4.49 billion balance as of June 30, 2025. Refer to below discussions of sources and uses of cash during the three months ended September 30, 2025. As of September 30, 2025, $1.1 million of our $4.68 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We have recorded appropriate provisions for income or withholding taxes that may result from future repatriations of this balance.
Cash Flows Provided by Operating Activities
We typically finance our liquidity requirements through cash generated from our operations. Net cash provided by operating activities during the three months ended September 30, 2025 was $1.16 billion compared to $995.2 million during the three months ended September 30, 2024. This increase was primarily due to an increase in customer and other collections of approximately $515 million primarily driven by higher shipments; partially offset by increases in accounts payable payments of approximately $230 million and employee-related payments of approximately $55 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the three months ended September 30, 2025 was $410.0 million compared to $171.0 million during the three months ended September 30, 2024. This increase in cash used was primarily due to increases in net purchases of available-for-sale securities of $206.4 million, and capital expenditures of $35.5 million.
Cash Flows Used in Financing Activities
Net cash used in financing activities during the three months ended September 30, 2025 was $881.8 million compared to $837.7 million during the three months ended September 30, 2024. This increase in cash used was primarily due to increases in payment of dividends and dividend equivalents of $55.9 million and tax withholding payments related to vested and released restricted stock units (“RSU”) of $8.9 million, partially offset by a decrease in common stock repurchases of $22.3 million.
Stock Repurchases
The shares of common stock repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the three months ended September 30, 2025 and 2024. The total amount of stock repurchases during the three months ended September 30, 2025 and 2024 were $545.1 million and $567.4 million, respectively. The stock repurchase program is intended, in part, to mitigate the potential dilutive impact related to our equity incentive plans and shares issued in connection with our Employee Stock Purchase Program as well as to return excess cash to our stockholders. As of September 30, 2025, an aggregate of $4.47 billion was available for repurchase under our stock repurchase program, which reflects an increase in the authorized repurchase amount of $5.00 billion in the fourth quarter of fiscal 2025.
Cash Dividends
During the three months ended September 30, 2025, our Board of Directors declared a regular quarterly cash dividend of $1.90 per share on our outstanding common stock, which was paid on September 3, 2025 to our stockholders of record as of the close of business on August 18, 2025. During the same period in fiscal year ended June 30, 2025, our Board of Directors declared and paid a regular quarterly cash dividend of $1.45 per share on our outstanding common stock. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended September 30, 2025 and 2024 was $254.0 million and $198.1 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of September 30, 2025 and June 30, 2025 was $11.8 million and $13.3 million, respectively. These amounts will be paid upon vesting of the underlying unvested RSUs as described in Note 9 “Equity and Long-term Incentive Compensation Plans” to our Condensed Consolidated Financial Statements.
Senior Notes
As of September 30, 2025, we had an aggregate principal amount of senior, unsecured notes totaling $5.95 billion (collectively, “Senior Notes”) with due dates ranging from fiscal 2029 through fiscal 2063. For additional information on these Senior Notes, see Note 7 “Debt” to our Condensed Consolidated Financial Statements. As of September 30, 2025, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility
We have in place a Credit Agreement (“Credit Agreement”) for an unsecured Revolving Credit Facility (“Revolving Credit Facility”) with a maturity date of July 3, 2030 that allows us to borrow up to $1.50 billion. Subject to the terms of the

Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $500.0 million in the aggregate. As of September 30, 2025, we had no outstanding borrowings under the Revolving Credit Facility. We were in compliance with all covenants under the Credit Agreement as of September 30, 2025 (the net leverage ratio was 0.57 to 1.00, compared to a maximum net leverage ratio of 3.25 to 1.00 on a quarterly basis covering the trailing four consecutive fiscal quarters for each fiscal quarter). Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2026.
For additional information on the Revolving Credit Facility, see Note 7 “Debt” to our Condensed Consolidated Financial Statements.
Material Cash Requirements
For details regarding our debt and other material cash commitments, refer to Note 7 “Debt” and Note 14 “Commitments and Contingencies,” respectively, to our Condensed Consolidated Financial Statements. For additional details regarding our material cash requirements, refer to “Material Cash Requirements” in the “Liquidity and Capital Resources” section of Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form on 10-K for the fiscal year ended June 30, 2025.
Off-Balance Sheet Arrangements
As of September 30, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial position, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Refer to Note 14 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements for information related to indemnification obligations.
Working Capital
Working capital was $6.85 billion as of September 30, 2025, which represents an increase of $238.2 million compared to our working capital of $6.61 billion as of June 30, 2025. As of September 30, 2025, our principal sources of liquidity consisted of $4.68 billion of cash, cash equivalents and marketable securities, as well as $1.50 billion availability under our Revolving Credit Facility. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions, and other factors such as uncertainty in the global and regional economies and the semiconductor, semiconductor-related and electronic device industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances, marketable securities and our Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations for at least the next 12 months.
Credit Ratings
Our credit ratings as of September 30, 2025 are summarized below:

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our interest rate risk, marketable equity security risk or foreign currency risk since our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. Refer to “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II, Item 7A of our Annual Report on Form 10-K for our fiscal year ended June 30, 2025 for a complete description of our market risk.

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
ITEM 1A.    RISK FACTORS
Other than the risk factors listed below, there have been no material changes in our risk factors since our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. Refer to “Risk Factors” contained in Part I Item 1A of our Annual Report on Form 10-K for our fiscal year ended June 30, 2025 for a complete description of our risk factors. Any of these risks, as well as risks unknown to us or that we believe are currently immaterial, could have a material adverse impact on our business, financial condition or results of operations.
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
In September 2025, Commerce released an interim final rule that further expands export control restrictions and licensing requirements for foreign entities 50% or more directly or indirectly owned by one or more listed parties on the U.S. Entity List, Military End-User List, and certain entities on the Specially Designated Nationals and Block Persons (“SDN)” List, which Commerce has labeled the “Affiliates Rule”. The new rule increases compliance requirements with the EAR by imposing on exporters, re-exporters, and transferors of items subject to the EAR a responsibility to know the ownership of the parties to a transaction. The Affiliates Rule is effective immediately, though it is not yet considered final.
Commerce may continue to add China-based entities to the U.S. Entity List and impose other end use or end user export restrictions, which could disrupt or prevent our product shipment, and further disrupt our revenue recognition, business operations and our ability to support our customers in China.
These rules and regulations may significantly harm our business unless we are able to obtain required licenses. We will continue to apply for export licenses, when required, in an effort to avoid disruption to our and our customers’ operations, but there can be no assurance that export licenses applied for by either us or our customers, now or in the future, will be granted. To the extent Commerce does issue licenses to us or to our customers, such licenses may have a short duration or require us to satisfy various conditions. If pending and future export license applications are not granted, or additional restrictions are imposed, or if regulators adopt new interpretations of existing regulations, the potential impact on us could be material by disrupting our supply chain and product shipment, impairing our ability to complete product development in a timely manner, or our ability to support existing customers of covered products or supply customers of covered products outside the impacted regions, and requiring us to transition certain operations out of one or more of the identified countries. Failure to obtain export licenses has harmed and could continue to harm our backlog, requiring us to return substantial deposits received from customers in China for purchase orders, and/or further limiting our ability to meet our contractual obligations and sell our products or provide services to our customers in China. In addition, the U.S. export restrictions on semiconductors and semiconductor technology to China and Chinese customers may reduce the need for our products and make it easier for our China-based competitors to develop and sell their own products and take market share from us.
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
In addition, changes to U.S. tax laws will significantly impact how U.S. multinational corporations are taxed on U.S. and foreign earnings. On July 4, 2025, the enactment of the OBBBA provides for several permanent changes to the United States tax code including, among other items, modifying the Global Intangible Low-Taxed Income (“GILTI”) and Foreign-Derived Intangible Income (“FDII”) rules that were included in the Tax Cuts and Jobs Act, which was enacted into law on December 22, 2017.
The OBBBA renames GILTI to Net Controlled Foreign Corporation (“CFC”) Tested Income (“NCTI”) and modifies the percentage of foreign earnings under the GILTI regime that is taxable in the U.S. from 50% to 40% for tax years beginning after December 31, 2025. It also renames FDII to Foreign-Derived Deduction Eligible Income (“FDDEI”) and modifies the percentage of U.S. earnings under the FDII regime that is not subject to tax in the U.S. from 37.5% to 33.34% for tax years beginning after December 31, 2025. The net impact of the changes provided by the OBBBA and interpretations of such law may have a material and adverse impact to our effective tax rate.
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
We use a wide range of materials in the production of our products, including custom electronic and mechanical components, and we use numerous suppliers to supply these materials. Generally, we do not have guaranteed supply arrangements with our suppliers. Because of the variability and uniqueness of customers’ orders, we do not maintain an extensive inventory of materials for manufacturing. Through our business interruption planning, we seek to minimize the risk of production and service interruptions and/or shortages of key parts by, among other things, monitoring the financial stability of key suppliers, identifying (but not necessarily qualifying) possible alternative suppliers and maintaining appropriate inventories of key parts. Although we make reasonable efforts to ensure that parts are available from multiple suppliers, certain key parts are available only from a single supplier or a limited group of suppliers. Also, key parts we obtain from some of our suppliers incorporate the suppliers’ proprietary IP; in those cases, we are increasingly reliant on third parties for high-performance, high-technology components, which reduces the amount of control we have over the availability and protection of the technology and IP that is used in our products. In addition, if certain of our key suppliers experience liquidity issues and are forced to discontinue operations, which is a heightened risk, especially during economic downturns, it could affect their ability to deliver parts and could result in delays for our products. Similarly, especially with respect to suppliers of high-technology components, our suppliers themselves have increasingly complex supply chains, and delays or disruptions at any stage of their supply chains may prevent us from obtaining parts in a timely manner and result in delays for our products, or our suppliers might pass on the cost of inflation to us while we are unable to adjust pricing with our own customers. In April 2025, the Chinese government imposed export controls on seven of the seventeen elements classified as rare earth elements. In October 2025, the Chinese government imposed additional restrictions and licensing requirements on certain rare earth elements, some of which became effective immediately on the announcement date and other portions of the regulations become effective in November 2025. The Chinese government imposed export controls on an additional five rare earth elements and certain license requirements for items made outside of China that incorporate controlled rare earth elements. It is estimated that China controls about 70% of the worldwide mining of rare earth elements, 90% of the separation and processing of those elements and 93% of the magnets manufactured from those elements. Rare earth elements are critical to certain components contained in our products. If our suppliers are unable to provide the components necessary to make our products because of restrictions placed on their access to rare earth elements or products derived from rare earth elements, our business, financial condition and results of operations could be materially harmed. Our operating results and business may be adversely impacted if we are unable to obtain parts to meet our production requirements and product specifications, or if we are able to do so only on unfavorable terms. Furthermore, a supplier may discontinue production of a particular part for any number of reasons, including the supplier’s financial condition or business operational decisions, which would require us to purchase, in a single transaction, a large number of such discontinued parts in order to ensure that a continuous supply of such parts remains available to our customers. Such “end-of-life” parts purchases could result in significant expenditures by us in a particular period, and, ultimately, any unused parts may result in a significant inventory write-off, either of which could have an adverse impact on our financial condition and results of operations for the applicable periods.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share(3)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)(3)
July 1, 2025 to July 31, 2025	210,504	$911.12	210,504	$4,839,372,598
August 1, 2025 to August 31, 2025	290,808	$878.53	290,808	$4,583,890,227
September 1, 2025 to September 30, 2025	121,188	$926.97	121,188	$4,471,552,280
Total	622,500		622,500
__________________
(1)Our Board of Directors has authorized a program that permits us to repurchase our common stock, including a $5.00 billion increase approved by the Board in the fourth quarter of fiscal 2025. As of September 30, 2025, $4.47 billion remained available for repurchases under our repurchase program. All shares in the table were purchased pursuant to our publicly announced repurchase program.
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1	Restated Certificate of Incorporation	10-K	No. 000-09992	3.1	August 16, 2019

3.2	Amended and Restated By-Laws	8-K	No. 000-09992	3.1	November 4, 2022

10.1	Credit Agreement, dated as of July 3, 2025, among KLA Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	No. 000-09992	10.1	July 8, 2025

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350^

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

KLA CORPORATION
(Registrant)

October 31, 2025	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

October 31, 2025	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 31, 2025	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)