Form 10-Q
period 2025-12-31
KLA CORP
filed 2026-01-30
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of January 26, 2026, there were 131,076,611 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
KLA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	December 31, 2025	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$2,452,124	$2,078,908
Marketable securities	2,755,340	2,415,715
Accounts receivable, net	2,073,581	2,263,915
Inventories	3,282,605	3,212,149
Other current assets	700,155	728,102
Total current assets	11,263,805	10,698,789
Land, property and equipment, net	1,344,768	1,252,775
Goodwill, net	1,790,597	1,792,193
Deferred income taxes	1,144,113	1,105,770
Purchased intangible assets, net	348,018	444,785
Other non-current assets	828,927	773,614
Total assets	$16,720,228	$16,067,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$425,189	$458,509
Deferred system revenue	858,088	816,834
Deferred service revenue	599,254	548,011
Other current liabilities	2,099,941	2,262,441
Total current liabilities	3,982,472	4,085,795
Long-term debt	5,886,128	5,884,257
Deferred tax liabilities	452,678	446,945
Deferred service revenue	270,549	348,844
Other non-current liabilities	662,670	609,632
Total liabilities	11,254,497	11,375,473
Commitments and contingencies (Notes 8, 13 and 14)
Stockholders’ equity:
Common stock and capital in excess of par value	2,604,177	2,511,922
Retained earnings	2,860,594	2,179,330
Accumulated other comprehensive income	960	1,201
Total stockholders’ equity	5,465,731	4,692,453
Total liabilities and stockholders’ equity	$16,720,228	$16,067,926
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands, except per share amounts)	2025	2024	2025	2024
Revenues:
Product	$2,511,093	$2,409,462	$4,976,099	$4,606,851
Service	786,053	667,389	1,530,743	1,311,541
Total revenues	3,297,146	3,076,851	6,506,842	5,918,392
Costs and expenses:
Costs of revenues	1,271,210	1,221,461	2,514,280	2,368,892
Research and development	383,871	346,157	744,332	669,302
Selling, general and administrative	279,919	267,081	548,907	518,123
Impairment of goodwill and purchased intangible assets	—	239,100	—	239,100
Interest expense	69,668	74,981	140,743	157,152
Other expense (income), net	(37,825)	(44,458)	(81,199)	(85,393)
Income before income taxes	1,330,303	972,529	2,639,779	2,051,216
Provision for income taxes	184,621	148,002	373,057	280,838
Net income	$1,145,682	$824,527	$2,266,722	$1,770,378
Net income per share
Basic	$8.73	$6.18	$17.24	$13.24
Diluted	$8.68	$6.16	$17.15	$13.17
Weighted-average number of shares:
Basic	131,278	133,327	131,517	133,730
Diluted	132,009	133,926	132,205	134,415
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2025	2024	2025	2024
Net income	$1,145,682	$824,527	$2,266,722	$1,770,378
Other comprehensive income (loss):
Currency translation adjustments:
Cumulative currency translation adjustments	(697)	(15,281)	3,943	(5,024)
Income tax (provision) benefit	72	2,002	(644)	854
Net change related to currency translation adjustments	(625)	(13,279)	3,299	(4,170)
Cash flow hedges:
Net unrealized gains arising during the period	12,405	1,889	15,769	4,987
Reclassification adjustments for net gains included in net income	(12,168)	(2,260)	(24,380)	(5,768)
Income tax (provision) benefit	(150)	(1,118)	2,254	1,095
Net change related to cash flow hedges	87	(1,489)	(6,357)	314
Net change related to unrecognized gains and transition obligations in connection with defined benefit plans	132	807	278	575
Available-for-sale securities:
Net unrealized gains (losses) arising during the period	1,100	(8,816)	3,546	7,606
Reclassification adjustments for net gains included in net income	(215)	(1)	(312)	—
Income tax (provision) benefit	(190)	1,896	(695)	(1,636)
Net change related to available-for-sale securities	695	(6,921)	2,539	5,970
Other comprehensive income (loss)	289	(20,882)	(241)	2,689
Total comprehensive income	$1,145,971	$803,645	$2,266,481	$1,773,067
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2025	132,023	$2,511,922	$2,179,330	$1,201	$4,692,453
Net income	—	—	1,121,040	—	1,121,040
Other comprehensive loss	—	—	—	(530)	(530)
Net issuance under employee stock plans	116	(81,122)	—	—	(81,122)
Repurchase of common stock	(623)	(11,861)	(552,539)	—	(564,400)
Cash dividends ($1.90 per share) and dividend equivalents declared	—	—	(252,552)	—	(252,552)
Stock-based compensation expense	—	70,182	—	—	70,182
Balances as of September 30, 2025	131,516	2,489,121	2,495,279	671	4,985,071
Net income	—	—	1,145,682	—	1,145,682
Other comprehensive income	—	—	—	289	289
Net issuance under employee stock plans	87	49,826	—	—	49,826
Repurchase of common stock	(460)	(8,717)	(528,836)	—	(537,553)
Cash dividends ($1.90 per share) and dividend equivalents declared	—	—	(251,531)	—	(251,531)
Stock-based compensation expense	—	73,947	—	—	73,947
Balances as of December 31, 2025	131,143	$2,604,177	$2,860,594	$960	$5,465,731

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2024	134,425	$2,280,133	$1,137,270	$(49,075)	$3,368,328
Net income	—	—	945,851	—	945,851
Other comprehensive income	—	—	—	23,571	23,571
Net issuance under employee stock plans	134	(72,245)	—	—	(72,245)
Repurchase of common stock	(740)	(12,536)	(558,400)	—	(570,936)
Cash dividends ($1.45 per share) and dividend equivalents declared	—	—	(196,555)	—	(196,555)
Stock-based compensation expense	—	61,700	—	—	61,700
Balances as of September 30, 2024	133,819	2,257,052	1,328,166	(25,504)	3,559,714
Net income	—	—	824,527	—	824,527
Other comprehensive loss	—	—	—	(20,882)	(20,882)
Net issuance under employee stock plans	104	43,931	—	—	43,931
Repurchase of common stock	(979)	(16,478)	(639,495)	—	(655,973)
Cash dividends ($1.70 per share) and dividend equivalents declared	—	—	(228,609)	—	(228,609)
Stock-based compensation expense	—	61,841	—	—	61,841
Balances as of December 31, 2024	132,944	$2,346,346	$1,284,589	$(46,386)	$3,584,549
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$2,266,722	$1,770,378
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill and purchased intangible assets	—	239,100
Depreciation and amortization	196,284	199,745
Unrealized foreign exchange loss and other	14,382	19,064
Stock-based compensation expense	144,129	123,541
Net gain on sale of assets	—	(161)
Deferred income taxes	(42,343)	(150,658)
Changes in assets and liabilities:
Accounts receivable	178,583	(486,264)
Inventories	(94,524)	5,632
Other assets	(14,346)	61,796
Accounts payable	(28,707)	54,617
Deferred system revenue	41,259	86,709
Deferred service revenue	(27,052)	58,790
Other liabilities	(105,189)	(137,536)
Net cash provided by operating activities	2,529,198	1,844,753
Cash flows from investing activities:
Proceeds from sale of assets	—	161
Capital expenditures	(201,470)	(152,716)
Proceeds from capital-related government assistance	16,782	—
Purchases of available-for-sale and equity securities	(1,811,484)	(1,326,968)
Proceeds from maturity and sale of available-for-sale securities	1,473,704	1,921,004
Purchases of trading securities	(180,808)	(34,857)
Proceeds from sale of trading securities	180,606	36,043
Net cash provided by (used in) investing activities	(522,670)	442,667
Cash flows from financing activities:
Payment of debt issuance costs	(1,602)	—
Repayment of debt	—	(750,000)
Common stock repurchases	(1,092,817)	(1,217,504)
Payment of dividends to stockholders	(503,662)	(424,855)
Issuance of common stock	55,542	47,538
Tax withholding payments related to vested and released restricted stock units	(86,839)	(75,854)
Net cash used in financing activities	(1,629,378)	(2,420,675)
Effect of exchange rate changes on cash and cash equivalents	(3,934)	(5,596)
Net increase (decrease) in cash and cash equivalents	373,216	(138,851)
Cash and cash equivalents at beginning of period	2,078,908	1,977,129
Cash and cash equivalents at end of period	$2,452,124	$1,838,278
Supplemental cash flow disclosures:
Income taxes paid, net	$402,950	$458,228
Interest paid, net of capitalized interest	$139,194	$156,185
Non-cash activities:
Dividends payable - financing activities	$4,437	$4,113
Unsettled common stock repurchase - financing activities	$5,500	$5,500
Accrued purchases of land, property and equipment - investing activities	$26,040	$11,354
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
The results of operations for the three and six months ended December 31, 2025 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2026.
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
Significant Accounting Policies. Except for the below change, there have been no changes to our significant accounting policies summarized in Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
Change in Annual Impairment Testing Date. During the second quarter of fiscal 2026, the Company changed the annual goodwill impairment testing date for all reporting units from February 28 to December 31 to better align with the timing of our budgeting and strategic planning process. We believe that the change in our annual impairment test date is preferable as it allows us to evaluate any potential impact strategic decisions may have on the recoverability of goodwill as those decisions are reached. This will also enable us to use the most current information available in the assessment process. The change in the annual impairment testing date did not delay, accelerate or avoid an impairment charge. For additional details, refer to Note 6 “Goodwill and Purchased Intangible Assets” to our Condensed Consolidated Financial Statements.
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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The new guidance removes all references to prescriptive and sequential software development stages or project stages throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed, and the software will be used to perform the function intended. The standard update is effective for our annual and interim reports beginning in the first quarter of our fiscal year ending June 30, 2028. Early adoption is permitted as of the beginning of an annual reporting period. We adopted ASU 2025-06 for our first quarter of the fiscal year ending June 30, 2026 using a prospective transition approach, and the effect was immaterial to our Consolidated Financial Statements.
Updates Not Yet Effective
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The new guidance requires enhanced disclosures about income tax expenses. This standard update is effective for our annual reports beginning in the fiscal year ending June 30, 2026. The amendments in this ASU will be applied on a prospective basis. Adoption of this new guidance will result in expanded disclosures in the Notes to the Consolidated Financial Statements.
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
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The new guidance establishes the accounting for a government grant received by a business entity, including guidance for a grant related to an asset and a grant related to income. The new guidance also requires disclosures, including the nature of the government grant received, the accounting policies used to account for the grant, and significant terms and conditions of the grant unless legally prohibited from being disclosed. The standard update is effective for our annual and interim reports beginning in the fiscal year ending June 30, 2030. Early adoption is permitted in both interim and annual reporting periods in which the financial statements have not yet been issued or made available for issuance. If adopted in an interim reporting period, it must be adopted as of the beginning of the annual reporting period that includes that interim reporting period. The amendments in this ASU should be applied using a modified prospective, modified retrospective, or retrospective approach. We are currently evaluating the impact of this guidance on our Consolidated Financial Statements.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The new guidance clarifies interim disclosure requirements and the applicability of Topic 270. The standard update is effective for our annual and interim reports beginning in the fiscal year ending June 30, 2029. Early adoption is permitted. The amendments in this ASU can be applied either prospectively or retrospectively to any or all periods presented in the financial statements. We are currently evaluating the impact of this guidance on our interim reporting.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements. The new guidance adds clarification, corrects errors, or makes minor improvements. The standard update is effective for our annual and interim reports beginning in the fiscal year ending June 30, 2028. Early adoption is permitted. The amendments in this ASU can be applied either prospectively or retrospectively to the beginning of the earliest period presented in the financial statements. We are currently evaluating the impact of this guidance on our on our Consolidated Financial Statements.

NOTE 2 – REVENUE
The following table represents the opening and closing balances of accounts receivable, net, contract assets and contract liabilities as of the indicated dates.

	As of	As of
(Dollar amounts in thousands)	December 31, 2025	June 30, 2025	$ Change	% Change
Accounts receivable, net	$2,073,581	$2,263,915	$(190,334)	(8)%
Contract assets	$93,117	$105,081	$(11,964)	(11)%
Contract liabilities	$1,727,891	$1,713,689	$14,202	1%
Our payment terms and conditions vary by contract type, although terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of shipment, with the remainder payable within 30 days of acceptance.
The change in contract assets during the six months ended December 31, 2025 was mainly due to $84.5 million of contract assets reclassified to accounts receivable, net, as our right to consideration for these contract assets became unconditional, partially offset by $72.7 million of revenue recognized for which the payment is subject to conditions other than passage of time. Contract assets are included in other current assets on our Condensed Consolidated Balance Sheets.
The change in contract liabilities during the six months ended December 31, 2025 was mainly due an increase in the value of products and services billed to customers for which control of the products and services has not transferred to the customers, largely offset by the recognition as revenue of $1.04 billion that was included in contract liabilities as of June 30, 2025. Contract liabilities are included in current liabilities and non-current liabilities, classified as deferred system revenue or deferred service revenue, on our Condensed Consolidated Balance Sheets.
The following table represents the transaction price for contracts that have not yet been recognized as revenue as of December 31, 2025, which equals our contract liabilities, and when the Company expects to recognize the amounts as revenue:

(Dollar amounts in thousands)	Less than 12 months	12 to 24 months	24 months or greater	Total
Contract liabilities	$1,457,342	$183,822	$86,727	$1,727,891
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

Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the dates indicated below, were presented on our Condensed Consolidated Balance Sheets as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of December 31, 2025 (In thousands)	Total	(Level 1)	(Level 2)
Assets
Cash equivalents:
Corporate debt securities	$11,517	$—	$11,517
Money market funds and other	2,029,446	2,029,446	—
U.S. Treasury securities	2,993	—	2,993
Marketable securities:
Corporate debt securities	1,123,698	—	1,123,698
Municipal securities	38,236	—	38,236
U.S. Government agency securities	114,233	114,233	—
U.S. Treasury securities	1,161,326	1,116,331	44,995
Equity securities	16,874	16,874	—
Total cash equivalents and marketable securities(1)	4,498,323	3,276,884	1,221,439
Other current assets:
Derivative assets	52,505	—	52,505
Other non-current assets:
Executive Deferred Savings Plan	369,933	278,880	91,053
Total financial assets(1)	$4,920,761	$3,555,764	$1,364,997
Liabilities
Derivative liabilities	$(8,219)	$—	$(8,219)
Total financial liabilities	$(8,219)	$—	$(8,219)
________________
(1) Excludes cash of $307.3 million held in operating accounts and time deposits of $401.9 million (of which $100.9 million were cash equivalents) as of December 31, 2025.

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
We did not have any financial assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of December 31, 2025 or June 30, 2025.

NOTE 4 – FINANCIAL STATEMENT COMPONENTS
Condensed Consolidated Balance Sheets

	As of	As of
(In thousands)	December 31, 2025	June 30, 2025
Accounts receivable, net:
Accounts receivable, gross	$2,107,540	$2,297,930
Allowance for credit losses	(33,959)	(34,015)
	$2,073,581	$2,263,915
Inventories:
Customer service parts	$625,503	$600,769
Raw materials	1,568,734	1,491,786
Work-in-process	836,166	833,933
Finished goods	252,202	285,661
	$3,282,605	$3,212,149
Other current assets:
Deferred costs of revenues	$230,611	$223,829
Prepaid expenses	154,399	201,053
Contract assets	93,117	105,081
Prepaid income and other taxes	60,370	64,704
Other current assets	161,658	133,435
	$700,155	$728,102
Land, property and equipment, net:
Land	$86,665	$86,677
Buildings and leasehold improvements	1,221,595	1,132,176
Machinery and equipment	1,337,606	1,238,599
Office furniture and fixtures	77,227	73,993
Construction-in-process	210,611	207,807
	2,933,704	2,739,252
Less: accumulated depreciation	(1,588,936)	(1,486,477)
	$1,344,768	$1,252,775
Other non-current assets:
Executive Deferred Savings Plan(1)	$369,933	$349,530
Operating lease right of use assets	294,427	269,714
Other non-current assets	164,567	154,370
	$828,927	$773,614
Other current liabilities:
Compensation and benefits	$550,870	$418,515
Executive Deferred Savings Plan(1)	371,201	350,426
Customer deposits	363,121	636,369
Interest payable	110,058	110,056
Income taxes payable	159,410	167,262
Operating lease liabilities	50,987	45,192
Other liabilities and accrued expenses	494,294	534,621
	$2,099,941	$2,262,441
Other non-current liabilities:
Income taxes payable	$252,145	$221,808
Operating lease liabilities	172,363	158,833
Pension liabilities	48,767	51,750
Customer deposits	7,467	6,823
Other non-current liabilities	181,928	170,418
	$662,670	$609,632

________________
(1)We have a non-qualified deferred compensation plan (known as the “Executive Deferred Savings Plan” or “EDSP”) under which certain employees and non-employee directors may defer a portion of their compensation. The expense associated with changes in the EDSP liability included in selling, general and administrative (“SG&A”) was $6.4 million and $3.3 million in the three months ended December 31, 2025 and 2024, respectively, and was $24.6 million and $21.3 million during the six months ended December 31, 2025 and 2024, respectively. The amount of net gains associated with changes in the EDSP assets included in SG&A expense was $6.2 million and $3.5 million in the three months ended December 31, 2025 and 2024, respectively, and was $24.4 million and $21.4 million during the six months ended December 31, 2025 and 2024, respectively. For additional details, refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) (“AOCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of December 31, 2025	$(53,978)	$8,331	$58,441	$(11,834)	$960

Balance as of June 30, 2025	$(57,277)	$5,792	$64,798	$(12,112)	$1,201
The effects on net income of amounts reclassified from AOCI to the Condensed Consolidated Statements of Operations for the indicated periods were as follows (in thousands; amounts in parentheses indicate debits or reductions to earnings):

AOCI Components		Three Months Ended		Six Months Ended
	Location in the Condensed Consolidated Statement of Operations	December 31,		December 31,
		2025	2024	2025	2024
Unrealized gains on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$2,193	$1,011	$2,403	$3,546
	Costs of revenues and operating expenses	9,216	428	20,460	454
	Interest expense	759	821	1,517	1,768
	Net gains reclassified from AOCI	$12,168	$2,260	$24,380	$5,768
Unrealized gains on available-for-sale securities	Other expense (income), net	$215	$1	$312	$—
NOTE 5 – MARKETABLE SECURITIES
The amortized cost and fair value of our fixed income marketable securities as of the dates indicated below were as follows:

As of December 31, 2025 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$1,130,306	$4,938	$(29)	$1,135,215
Money market funds and other	2,029,446	—	—	2,029,446
Municipal securities	38,094	142	—	38,236
U.S. Government agency securities	113,763	488	(18)	114,233
U.S. Treasury securities	1,159,229	5,109	(19)	1,164,319
Subtotal	4,470,838	10,677	(66)	4,481,449
Add: Time deposits(1)	401,850	—	—	401,850
Less: Cash equivalents	2,144,833	1	(1)	2,144,833
Marketable securities(2)	$2,727,855	$10,676	$(65)	$2,738,466

As of June 30, 2025 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$957,256	$4,456	$(66)	$961,646
Money market funds and other	1,531,022	—	—	1,531,022
Municipal securities	57,445	129	(1)	57,573
U.S. Government agency securities	116,436	458	(58)	116,836
U.S. Treasury securities	885,101	2,787	(329)	887,559
Subtotal	3,547,260	7,830	(454)	3,554,636
Add: Time deposits(1)	478,191	—	—	478,191
Less: Cash equivalents	1,641,074	1	(1)	1,641,074
Marketable securities(2)	$2,384,377	$7,829	$(453)	$2,391,753
________________
(1) Time deposits excluded from fair value measurements.
(2) Excludes equity marketable securities.
Our investment portfolio includes both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of our unrealized losses are due to changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all these investments upon maturity. As of December 31, 2025, we had 43 investments in a gross unrealized loss position. The following table summarizes the fair value and gross unrealized losses of our investments that were in an unrealized loss position as of the dates indicated below.

As of December 31, 2025	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$66,944	$(29)	$—	$—	$66,944	$(29)
U.S. Government agency securities	28,897	(18)	—	—	28,897	(18)
U.S. Treasury securities	20,992	(19)	2,468	—	23,460	(19)
Total	$116,833	$(66)	$2,468	$—	$119,301	$(66)

As of June 30, 2025	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$98,149	$(63)	$2,528	$(3)	$100,677	$(66)
Municipal securities	5,774	(1)	—	—	5,774	(1)
U.S. Government agency securities	32,780	(58)	—	—	32,780	(58)
U.S. Treasury securities	238,627	(297)	20,330	(32)	258,957	(329)
Total	$375,330	$(419)	$22,858	$(35)	$398,188	$(454)
The contractual maturities of securities classified as available-for-sale, regardless of their classification on our Condensed Consolidated Balance Sheets, as of the date indicated below were as follows:

As of December 31, 2025 (In thousands)	Amortized Cost	Fair Value
Due within one year	$1,192,512	$1,194,912
Due after one year through three years	1,535,343	1,543,554
Total	$2,727,855	$2,738,466

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities for the three and six months ended December 31, 2025 and 2024 were immaterial.
The costs for our equity marketable securities were $22.9 million as of both December 31, 2025, and June 30, 2025. Unrealized gains and losses for our equity marketable securities for the three and six months ended December 31, 2025 and 2024 were immaterial.
NOTE 6 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in business combinations.
The following table presents changes in goodwill carrying value by reportable segment during the six months ended December 31, 2025:

(In thousands)	Semiconductor Process Control	Specialty Semiconductor Process	Printed Circuit Board (“PCB”) and Component Inspection	Total
Balances as of June 30, 2025	$759,885	$681,858	$350,450	$1,792,193
Foreign currency adjustments	82	(586)	(1,092)	(1,596)
Balances as of December 31, 2025	$759,967	$681,272	$349,358	$1,790,597
As of December 31, 2025, and June 30, 2025, goodwill is net of accumulated impairment losses of $277.6 million and $70.5 million in the Semiconductor Process Control and PCB and Component Inspection reportable segments, respectively.
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
During the second quarter of fiscal 2026, the Company changed the annual goodwill impairment testing date for all reporting units from February 28 to December 31 to better align with the timing of our budgeting and strategic planning process. We believe this change is preferable because it allows us to evaluate any potential impact strategic decisions may have on the recoverability of goodwill as those decisions are reached. This will also enable us to use the most current information available in the assessment process. The change in the measurement date did not delay, accelerate or avoid recognition of an impairment charge. Each quarter the Company evaluates impairment indicators to determine whether a triggering event has occurred which would warrant a quantitative assessment to determine whether there has been an impairment. We have applied this change on a prospective basis for the fiscal year ending June 30, 2026 since the impact is not material to our financial statements.
We performed the required annual goodwill impairment testing for all reportable segments as of December 31, 2025, and concluded that goodwill was not impaired. As a result of our qualitative assessment, we determined that it was not necessary to perform the quantitative assessment.
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
To determine the fair value of a reporting unit, we utilized income and market approaches and applied weighting of 75 percent and 25 percent, respectively. The income approach is estimated through discounted cash flow analysis. This valuation technique requires us to use significant estimates and assumptions, including long-term growth rates, discount rates and other inputs. The market approach estimates the fair value of the reporting unit by utilizing the market comparable method, which is based on revenue and earnings multiples from comparable companies. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future, and a downward revision of these estimates and/or assumptions would decrease the fair value of our reporting units, which could result in additional impairment charges in the future.
Purchased Intangible Assets
Changes in the gross carrying amount of intangible assets result from changes in foreign currency exchange rates and acquisitions. The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)	As of December 31, 2025			As of June 30, 2025
Category	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	$1,556,782	$1,298,518	$258,264	$1,555,688	$1,222,520	$333,168
Customer relationships	358,499	301,549	56,950	359,555	285,274	74,281
Trade name / Trademark	119,416	118,019	1,397	119,409	113,210	6,199
Order backlog and other	91,352	84,992	6,360	89,309	84,419	4,890
Intangible assets subject to amortization	2,126,049	1,803,078	322,971	2,123,961	1,705,423	418,538
In-process research and development	44,874	19,827	25,047	46,074	19,827	26,247
Total	$2,170,923	$1,822,905	$348,018	$2,170,035	$1,725,250	$444,785
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
As of December 31, 2025, there were no impairment indicators for purchased intangible assets.
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
Total impairment charges for goodwill and purchased intangible assets of $239.1 million were recognized as separate charges and included in income (loss) from operations in the three months ended December 31, 2024.
Amortization expense for purchased intangible assets was $49.3 million and $98.6 million for the three and six months ended December 31, 2025, respectively, and $58.9 million and $115.6 million for the three and six months ended December 31, 2024, respectively.

Based on the purchased intangible assets gross carrying amount recorded as of December 31, 2025, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2026 (remaining six months)	$92,022
2027	129,064
2028	49,163
2029	35,606
2030	14,800
2031 and thereafter	2,316
Total	$322,971
The expected amortization expense is an estimate. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets and other events.
NOTE 7 – DEBT
The following table summarizes our debt as of December 31, 2025 and June 30, 2025:

	As of December 31, 2025		As of June 30, 2025
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 4.100% Senior Notes due on March 15, 2029	$800,000	4.159%	$800,000	4.159%
Fixed-rate 4.650% Senior Notes due on July 15, 2032	1,000,000	4.657%	1,000,000	4.657%
Fixed-rate 4.700% Senior Notes due on February 1, 2034	500,000	4.777%	500,000	4.777%
Fixed-rate 5.650% Senior Notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Fixed-rate 5.000% Senior Notes due on March 15, 2049	400,000	5.047%	400,000	5.047%
Fixed-rate 3.300% Senior Notes due on March 1, 2050	750,000	3.302%	750,000	3.302%
Fixed-rate 4.950% Senior Notes due on July 15, 2052	1,450,000	5.023%	1,450,000	5.023%
Fixed-rate 5.250% Senior Notes due on July 15, 2062	800,000	5.259%	800,000	5.259%

Total	5,950,000		5,950,000
Unamortized discount	(22,605)		(23,338)
Unamortized debt issuance costs	(41,267)		(42,405)
Total	$5,886,128		$5,884,257
Reported as:
Long-term debt	5,886,128		5,884,257
Total	$5,886,128		$5,884,257
Senior Notes and Debt Redemption
The original discounts on the senior, unsecured long-term notes listed in the table above (collectively, “Senior Notes”) are being amortized over the life of the debt. Interest is payable semi-annually as follows: on January 15 and July 15 of each year for the Senior Notes due July 15, 2032, 2052, and 2062; on February 1 and August 1 of each year for the Senior Notes due February 1, 2034; on March 1 and September 1 of each year for the Senior Notes due March 1, 2050; on March 15 and September 15 of each year for the Senior Notes due March 15, 2029, and 2049; and on May 1 and November 1 of each year for the Senior Notes due November 1, 2034. The Senior Notes rank senior in right of payment to all of KLA Corporation’s future subordinated indebtedness, equally in right of payment with all of our existing and future unsecured and unsubordinated indebtedness, are effectively subordinated in right of payment to all of our future secured indebtedness to the extent of the collateral securing such indebtedness and structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of the Issuer’s subsidiaries. The relevant indentures for the Senior Notes (collectively, the “Indenture”) include covenants that limit our ability to grant liens on our facilities and enter into sale and leaseback transactions.
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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of December 31, 2025 and June 30, 2025 was $5.55 billion and $5.54 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of December 31, 2025, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility
On July 3, 2025, we entered into a revolving credit facility (“Revolving Credit Facility”) with a maturity date of July 3, 2030 that allows us to borrow up to $1.50 billion, pursuant to the terms set forth in the credit agreement (“Credit Agreement”). Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $500.0 million in the aggregate. As of December 31, 2025, we had no outstanding borrowings under the Revolving Credit Facility.
Under the Revolving Credit Facility, we may borrow, repay and reborrow funds until the maturity date, which may be extended following the exercise of no more than two one-year extension options with the consent of the lenders. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility can be made as Term Secured Overnight Financing Rate (“SOFR”) Loans or Alternate Base Rate (“ABR”) Loans, at the Company’s option. In the event that Term SOFR is unavailable, any Term SOFR elections will be converted to Daily Simple SOFR, as long as it is available. Each Term SOFR Loan will bear interest at a rate per annum equal to the applicable Adjusted Term SOFR rate, which is equal to the applicable Term SOFR rate plus a spread ranging from 62.5 bps to 100.0 bps, as determined by the Company’s credit ratings at the time. Each ABR Loan will bear interest at a rate per annum equal to the ABR, as determined by the Company’s credit ratings at the time. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 4.0 bps to 10.0 bps, subject to an adjustment in conjunction with changes to our credit rating. The applicable interest rates and commitment fees are also subject to adjustment based on the Company’s performance against certain environmental sustainability key performance indicators (“KPI”) related to greenhouse gas emissions and renewable electricity usage. Our performance against these KPIs in calendar year 2024 resulted in reductions to the fees associated with our Revolving Credit Facility. As of December 31, 2025, the applicable commitment fee on the daily undrawn balance of the Revolving Credit Facility was 5.5 bps.
Under the Revolving Credit Facility, the maximum net leverage ratio on a quarterly basis is 3.25 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which may be increased to 3.75 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of December 31, 2025, our maximum allowed net leverage ratio was 3.25 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of December 31, 2025.
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

Lease expense was $14.3 million and $27.9 million for the three and six months ended December 31, 2025, respectively, and $11.9 million and $25.0 million for the three and six months ended December 31, 2024, respectively. Expenses related to short-term leases, which were not recorded on the Condensed Consolidated Balance Sheets, were not material for the three and six months ended December 31, 2025 and 2024. As of December 31, 2025 and June 30, 2025, the weighted-average remaining lease term was 5.8 and 6.2 years, respectively, and the weighted-average discount rate for operating leases was 3.83% and 4.06% as of December 31, 2025 and June 30, 2025, respectively.
Supplemental cash flow information related to leases was as follows:

	Six Months Ended December 31,
In thousands	2025	2024
Operating cash outflows from operating leases	$27,322	$21,258
Right of use assets obtained in exchange for new operating lease liabilities	$40,673	$22,051
Maturities of lease liabilities as of December 31, 2025 were as follows:

Fiscal Year Ending June 30:	(In thousands)
2026 (remaining six months)	$30,311
2027	57,569
2028	38,354
2029	32,022
2030	29,555
2031 and thereafter	63,601
Total lease payments	251,412
Less imputed interest	(28,062)
Total	$223,350
As of December 31, 2025, we did not have material leases that had not yet commenced.
NOTE 9 – EQUITY AND LONG-TERM INCENTIVE COMPENSATION PLANS
As of December 31, 2025, 9.3 million shares remained available for issuance under the KLA Corporation 2023 Incentive Award Plan (“2023 Plan”). In addition, we have an Employee Stock Purchase Plan (“ESPP”), which enables eligible employees to purchase our common stock. We also offer a cash-based long-term incentive program (“Cash LTI”) to eligible employees.
For details of the 2023 Plan, ESPP and Cash LTI plans, refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
Equity Incentive Plans - General Information
The following table summarizes the combined activity under our equity incentive plans:

(In thousands)	Available For Grant(1)
Balance as of June 30, 2025	9,574
Restricted stock units granted(2)	(311)
Restricted stock units granted adjustment(3)	53
Restricted stock units canceled	33
Balance as of December 31, 2025	9,349
__________________
(1)The number of restricted stock units (“RSU”) reflects the application of the award multiplier of 2.0x to calculate the impact of the award on the shares reserved under the 2023 Plan.
(2)Includes RSUs granted to senior management during the six months ended December 31, 2025 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such RSUs that are deemed to have been earned) (“performance-based RSU”). This line item includes all such performance-based RSUs granted during the six months ended December 31, 2025 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.1 million shares for the six months ended December 31, 2025 reflect the application of the multiplier described above).
(3)Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the six months ended December 31, 2025.
The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. The fair value for RSUs granted with “dividend equivalent” rights is determined using the closing price of our common stock on the grant date.
The following table shows stock-based compensation (“SBC”) expense for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2025	2024	2025	2024
SBC expense by:
Costs of revenues	$13,261	$10,469	$25,496	$20,258
R&D	21,598	17,045	42,956	34,425
SG&A	39,088	34,327	75,677	68,858
Total SBC expense	$73,947	$61,841	$144,129	$123,541
SBC capitalized as inventory was $27.2 million and $26.3 million as of December 31, 2025 and June 30, 2025, respectively.
Restricted Stock Units
The following table shows the activity and weighted-average grant date fair values for RSUs during the six months ended December 31, 2025:

	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding RSUs as of June 30, 2025(2)	1,292	$536.30
Granted(3)	156	$919.13
Granted adjustments(4)	(27)	$397.40
Vested and released	(224)	$431.73
Forfeited	(16)	$567.36
Outstanding RSUs as of December 31, 2025(2)	1,181	$609.48
__________________
(1)Share numbers reflect actual shares subject to awarded RSUs.
(2)Includes performance-based RSUs.
(3)This line item includes performance-based RSUs granted during the six months ended December 31, 2025 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.1 million shares for the six months ended December 31, 2025, reflect the application of the multiplier described above).
(4)Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the six months ended December 31, 2025.
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
As of December 31, 2025, the unrecognized SBC expense balance related to RSUs was $493.9 million, excluding the impact of estimated forfeitures, and will be recognized over an estimated weighted-average amortization period of 1.3 years. The intrinsic value of outstanding RSUs as of December 31, 2025 was $1.43 billion.

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
As of December 31, 2025, an aggregate of $3.94 billion of authorization was available for repurchase under the stock repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2025	2024	2025	2024
Number of shares of common stock repurchased	460	979	1,083	1,719
Total cost of repurchases	$537,553	$655,973	$1,101,953	$1,226,909
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
The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share amounts)	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Numerator:
Net income	$1,145,682	$824,527	$2,266,722	$1,770,378
Denominator:
Weighted-average shares - basic, excluding unvested RSUs	131,278	133,327	131,517	133,730
Effect of dilutive RSUs and options	731	599	688	685
Weighted-average shares - diluted	132,009	133,926	132,205	134,415
Basic net income per share	$8.73	$6.18	$17.24	$13.24
Diluted net income per share	$8.68	$6.16	$17.15	$13.17
Anti-dilutive securities excluded from the computation of diluted net income per share	4	145	3	36

NOTE 12 – INCOME TAXES
The following table provides details of income taxes:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollar amounts in thousands)	2025	2024	2025	2024
Income before income taxes	$1,330,303	$972,529	$2,639,779	$2,051,216
Provision for income taxes	$184,621	$148,002	$373,057	$280,838
Effective tax rate	13.9%	15.2%	14.1%	13.7%
Our effective tax rate was lower than the U.S. federal statutory rate during the three and six months ended December 31, 2025 primarily due to the proportion of earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate and the proportion of U.S. earnings eligible for the Foreign Derived Intangible Income deduction.
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
Legislative Developments
In January 2026, the Organization for Economic Co-operation and Development’s (“OECD”) introduced two new Pillar Two safe harbors which are expected to be available for fiscal years beginning on or after January 1, 2026: (1) the Side-by-Side Safe Harbor (“SBSSH”) for multinational entities headquartered in the jurisdictions with both eligible domestic and worldwide tax systems, and (2) the Ultimate Parent Entity (“UPE”) Safe Harbor for multinational entities with a UPE located in a jurisdiction that has only an eligible domestic tax system. The U.S. is an eligible jurisdiction for the SBSSH. We are not expecting a material tax impact to our Condensed Consolidated Financial Statements when countries begin to enact legislation to adopt the SBSSH provisions.
In December 2025, Israel adopted the Pillar Two Global Anti-Base Erosion (“GLoBE”) rules under the Multinational Enterprise (“Minimum Tax”) Act, which includes a domestic minimum tax of 15% that will be effective for us beginning in the fiscal year ending June 30, 2027. The Pillar Two GloBE rules are deemed an alternative minimum tax so we did not recognize any deferred taxes for the estimated effects of the future minimum tax under current GAAP. We are not expecting a material tax impact to our Condensed Consolidated Financial Statements.
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”), also known as the Tax Relief for American Families and Workers Act of 2025. The OBBBA provides for several permanent changes to the U.S. tax code among other items, including modifying the Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income rules from the Tax Cuts and Jobs Act; restoring full expensing for domestic research expenses; and reinstating 100% bonus depreciation provisions. ASC 740, Income Taxes, requires that the tax effects of changes in tax rates and laws be recognized in the period in which the legislation is enacted. The OBBBA provisions will result in an increase to our cash flows from operating activities and an increase to our effective tax rate in our fiscal year ending June 30, 2026. The effective tax rate changes have been reflected in the consolidated financial statements for the three and six months ended December 31, 2025, and did not have a material impact to our Condensed Consolidated Financial Statements.
In November 2024, Singapore adopted the Pillar Two GloBE rules under the Minimum Tax Act, which includes a domestic minimum tax of 15% that is effective for us in the current fiscal year. There was no material impact to our Condensed Consolidated Financial Statements during the three and six months ended December 31, 2025. The Pillar Two GloBE rules are deemed an alternative minimum tax so we did not recognize any deferred taxes for the estimated effects of the future minimum tax under current GAAP.
California Governor Newsom approved the 2024-25 California State Budget on June 27, 2024, which includes a provision to suspend the use of all net operating losses and limits the use of R&D tax credits to $5 million for tax years 2024 through 2026. This provision is effective in our fiscal years ended June 30, 2025 through June 30, 2027. There was no material tax impact to our Condensed Consolidated Financial Statements during the three and six months ended December 31, 2025.
In December 2021, the OECD’s Inclusive Framework on Base Erosion and Profit Shifting released GloBE rules under Pillar Two. For the countries that have enacted legislation to adopt the Pillar Two GloBE rules, the provisions requiring a 15% minimum effective tax rate on income earned in the respective countries and a global 15% minimum effective top-up tax are effective for us beginning in our fiscal year ended June 30, 2025. There was no material tax impact to our Condensed Consolidated Financial Statements from these Pillar Two provisions during the three and six months ended December 31, 2025.
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LC for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2025	2024	2025	2024
Receivables sold under factoring agreements	$70,425	$38,246	$176,792	$83,705
Proceeds from sales of LC	$2,768	$33,359	$20,994	$35,337
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented. KLA may continue servicing the receivables that are sold.
Purchase Commitments. We maintain commitments to purchase inventory from our suppliers as well as goods, services and other assets in the ordinary course of business. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed between the parties. This forecasted time-horizon can vary among different suppliers. Our estimate of our significant purchase commitments primarily for material, services, supplies and asset purchases is approximately $2.75 billion as of December 31, 2025, a majority of which are due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash LTI Plan. As of December 31, 2025, we have committed $116.0 million for future payment obligations under our Cash LTI Plan. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three- or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date.
Guarantees, Contingencies and Other. We maintain guarantee arrangements available through various financial institutions for up to $164.7 million, of which $132.2 million had been issued as of December 31, 2025, primarily to fund guarantees to customs authorities for value-added tax and other operating requirements of our consolidated subsidiaries worldwide.
In January 2025, we entered into a long-term virtual power purchase agreement to purchase a portion of the output generated from a solar energy project for a fixed price. As part of this agreement, we will also receive renewable energy credits commensurate with the power we acquire. These credits can be applied against our greenhouse gas emissions, accelerating the progress towards our goals of 100% renewable electricity across our global operations by 2030, reduction of our Scope 1 and 2 emissions from our 2021 baseline by 50% by 2030 and achievement of net zero Scope 1 and Scope 2 emissions by 2050. This agreement had no material impact on our results of operations, financial condition or cash flows during the quarter ended December 31, 2025.
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
Since fiscal 2015, we have entered into five sets of forward contracts, generally to hedge the benchmark interest rate on portions of our Senior Notes prior to issuance (collectively, “Rate Lock Agreements”). Upon issuance of the associated debt, the Rate Lock Agreements were settled and their fair values were recorded within AOCI. The resulting gains and losses from these transactions are amortized to interest expense over the lives of the associated debt. As of December 31, 2025, the aggregate unamortized portion of the fair value of the forward contracts for the Rate Lock Agreements was a $42.9 million net gain.
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

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2025	2024	2025	2024
Derivatives Designated as Cash Flow Hedging Instruments:
Foreign exchange contracts:
Amounts included in the assessment of effectiveness	$12,394	$1,703	$15,694	$5,147
Amounts excluded from the assessment of effectiveness	$11	$186	$75	$(160)
Derivatives Designated as Net Investment Hedging Instruments:
Foreign exchange contracts(1):	$6,257	$8,712	$25,582	$1,713
__________________
(1)No amounts were reclassified from AOCI into earnings related to the sale of a subsidiary, as there were no such sales during the periods presented.

The locations and amounts of designated and non-designated derivatives’ gains and losses reported in the Condensed Consolidated Statements of Operations for the indicated periods were as follows:

	Three Months Ended December 31,				Three Months Ended December 31,
	2025				2024
(In thousands)	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$3,297,146	$1,935,000	$69,668	$(37,825)	$3,076,851	$2,073,799	$74,981	$(44,458)
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains reclassified from AOCI to earnings	$—	$—	$759	$—	$—	$—	$821	$—
Foreign exchange contracts:
Amount of gains reclassified from AOCI to earnings	$2,438	$9,216	$—	$—	$1,325	$428	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(245)	$—	$—	$5,716	$(314)	$—	$—	$6,344
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains recognized in earnings	$—	$—	$—	$12,837	$—	$—	$—	$3,317

	Six Months Ended December 31,				Six Months Ended December 31,
	2025				2024
(In thousands)	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$6,506,842	$3,807,519	$140,743	$(81,199)	$5,918,392	$3,795,417	$157,152	$(85,393)
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains reclassified from AOCI to earnings	$—	$—	$1,517	$—	$—	$—	$1,768	$—
Foreign exchange contracts:
Amount of gains reclassified from AOCI to earnings	$2,819	$20,460	$—	$—	$4,429	$454	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(416)	$—	$—	$9,539	$(883)	$—	$—	$5,973
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains recognized in earnings	$—	$—	$—	$13,098	$—	$—	$—	$3,400

The U.S. dollar equivalent of all outstanding notional amounts of foreign currency hedge contracts and rate lock agreements, with maximum remaining maturities of approximately 12 months as of the dates indicated below, were as follows:

	As of	As of
(In thousands)	December 31, 2025	June 30, 2025
Cash flow hedge contracts - foreign currency
Purchase	$466,783	$405,349
Sell	$111,752	$159,475
Net investment hedge contracts - foreign currency
Sell	$386,213	$384,130
Other foreign currency hedge contracts
Purchase	$623,473	$618,844
Sell	$429,916	$429,643
The locations and fair value of our derivatives reported in our Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	As of	As of	Balance Sheet	As of	As of
	Location	December 31, 2025	June 30, 2025	Location	December 31, 2025	June 30, 2025
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$34,810	$29,492	Other current liabilities	$(5,152)	$(24,331)
Total derivatives designated as hedging instruments		34,810	29,492		(5,152)	(24,331)
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	17,695	30,011	Other current liabilities	(3,067)	(4,284)
Total derivatives not designated as hedging instruments		17,695	30,011		(3,067)	(4,284)
Total derivatives		$52,505	$59,503		$(8,219)	$(28,615)
The changes in AOCI, before taxes, related to derivatives for the indicated periods were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2025	2024	2025	2024
Beginning AOCI	$77,047	$61,494	$66,570	$68,903
Amount reclassified to earnings as net gains	(12,168)	(2,260)	(24,380)	(5,768)
Net change in unrealized gains	18,662	10,601	41,351	6,700
Ending AOCI	$83,541	$69,835	$83,541	$69,835
As of December 31, 2025, the net gain reported in AOCI that is expected to be reclassified into earnings within the next 12 months is $32.5 million.

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

As of December 31, 2025				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$52,505	$—	$52,505	$(8,173)	$—	$44,332
Derivatives - liabilities	$(8,219)	$—	$(8,219)	$8,173	$—	$(46)

As of June 30, 2025				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$59,503	$—	$59,503	$(28,615)	$—	$30,888
Derivatives - liabilities	$(28,615)	$—	$(28,615)	$28,615	$—	$—
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
The following is a summary of results for each of our three reportable segments for the indicated periods:

(In thousands)	Semiconductor Process Control	Specialty Semiconductor Process	PCB and Component Inspection	Total
For the three months ended December 31, 2025
Revenue	$3,004,648	$140,577	$152,175	$3,297,400
Less:
Cost of revenue	1,085,042	73,688	80,432
R&D	333,828	16,911	37,001
SG&A	237,621	11,951	25,266
Other segment items (1)	9,744	27,281	11,978
Segment profit (loss)	$1,338,413	$10,746	$(2,502)	$1,346,657
For the three months ended December 31, 2024
Revenue	$2,755,743	$160,407	$161,080	$3,077,230
Less:
Cost of revenue	992,666	79,285	105,554
R&D	299,315	11,018	35,319
SG&A	215,406	13,762	26,397
Other segment items (1)	10,546	27,283	259,929
Segment profit (loss)	$1,237,810	$29,059	$(266,119)	$1,000,750
For the six months ended December 31, 2025
Revenue	$5,904,040	$260,332	$341,663	$6,506,035
Less:
Cost of revenue	2,141,879	135,229	173,615
R&D	644,844	30,417	69,113
SG&A	452,664	23,388	50,969
Other segment items (1)	19,489	54,562	23,977
Segment profit	$2,645,164	$16,736	$23,989	$2,685,889
For the six months ended December 31, 2024
Revenue	$5,330,894	$288,741	$299,063	$5,918,698
Less:
Cost of revenue	1,951,035	143,125	186,000
R&D	573,770	21,318	71,336
SG&A	408,828	27,702	54,053
Other segment items (1)	22,123	54,564	277,764
Segment profit (loss)	$2,375,138	$42,032	$(290,090)	$2,127,080
__________________
(1)Other segment items for each reportable segment includes:
•Semiconductor Process Control — amortization of purchased intangible assets and acquisition related expenses.
•Specialty Semiconductor Process — amortization of purchased intangible assets.
•PCB and Component Inspection — amortization of purchased intangible assets for all periods presented and impairment of goodwill and purchased intangible assets for the three and six months ended December 31, 2024.

The following table reconciles total reportable segment revenue to total revenue for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2025	2024	2025	2024
Total revenues for reportable segments	$3,297,400	$3,077,230	$6,506,035	$5,918,698
Effects of changes in foreign currency exchange rates	(254)	(379)	807	(306)
Total revenues	$3,297,146	$3,076,851	$6,506,842	$5,918,392
The following table reconciles total segment profit to total income before income taxes for the indicated periods:

	Three Months Ended December 31,		Six Months Ended December 31,
(In thousands)	2025	2024	2025	2024
Total segment profit	$1,346,657	$1,000,750	$2,685,889	$2,127,080
Unallocated amounts (1)	(15,489)	(2,302)	(13,434)	4,105
Interest expense	69,668	74,981	140,743	157,152
Other expense (income), net	(37,825)	(44,458)	(81,199)	(85,393)
Income before income taxes	$1,330,303	$972,529	$2,639,779	$2,051,216
__________________
(1)Unallocated amounts include effects of changes in exchange rates, as well as restructuring costs and other corporate expenses.
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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2025		2024		2025		2024
Revenues:
China	$994,891	30.2%	$1,092,525	35.5%	$2,262,047	34.8%	$2,290,829	38.7%
Taiwan	844,987	25.6%	881,211	28.6%	1,638,595	25.2%	1,343,202	22.7%
Korea	479,314	14.5%	357,434	11.6%	778,687	12.0%	596,108	10.1%
North America	394,231	12.0%	286,191	9.3%	692,138	10.6%	787,134	13.3%
Japan	229,050	6.9%	228,614	7.5%	524,259	8.1%	417,183	7.0%
Rest of Asia	193,503	5.9%	96,610	3.1%	298,970	4.5%	204,850	3.5%
Europe and Israel	161,170	4.9%	134,266	4.4%	312,146	4.8%	279,086	4.7%
Total	$3,297,146	100.0%	$3,076,851	100.0%	$6,506,842	100.0%	$5,918,392	100.0%
The following is a summary of revenues by major product categories for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended December 31,				Six Months Ended December 31,
	2025		2024		2025		2024
Revenues:
Wafer Inspection	$1,572,782	48%	$1,562,610	51%	$3,110,026	48%	$2,931,553	50%
Patterning	696,161	21%	530,680	17%	1,363,588	21%	1,107,089	19%
Specialty Semiconductor Process	121,588	4%	142,987	5%	221,807	3%	255,789	4%
PCB and Component Inspection	80,348	2%	93,327	3%	197,646	3%	166,235	3%
Services	786,053	24%	667,389	22%	1,530,743	24%	1,311,541	22%
Other	40,214	1%	79,858	2%	83,032	1%	146,185	2%
Total	$3,297,146	100%	$3,076,851	100%	$6,506,842	100%	$5,918,392	100%

Wafer Inspection and Patterning products are offered in the Semiconductor Process Control segment. Services are offered in multiple segments. Other includes primarily refurbished systems, remanufactured legacy systems, and enhancements and upgrades for previous-generation products that are part of the Semiconductor Process Control segment.
In the three months ended December 31, 2025, two customers accounted for approximately 17% and 11% of total revenues each. In the three months ended December 31, 2024, one customer accounted for approximately 23% of total revenues. In the six months ended December 31, 2025, two customers accounted for approximately 16% and 11% of total revenues each. In the six months ended December 31, 2024, one customer accounted for approximately 18% of total revenues. Two customers on an individual basis accounted for greater than 10% of accounts receivable, net, at both December 31, 2025 and June 30, 2025.
Land, property and equipment, net by geographic region as of the dates indicated below were as follows:

	As of	As of
(In thousands)	December 31, 2025	June 30, 2025
Land, property and equipment, net:
United States	$764,869	$728,162
Europe	280,639	253,848
Singapore	165,596	153,052
Rest of Asia	71,257	49,109
Israel	62,407	68,604
Total	$1,344,768	$1,252,775
NOTE 17 – RESTRUCTURING CHARGES
From time to time, management approves restructuring plans including workforce reductions in an effort to streamline operations.
Restructuring charges were $0.3 million and $2.1 million for the three months ended December 31, 2025 and 2024, respectively. Restructuring charges were $0.7 million and $5.0 million for the six months ended December 31, 2025 and 2024, respectively. The charges for fiscal year 2026 and 2025 include severance and related charges for the restructuring of the former PCB and Display operating segment, as a result of exiting the Display business. As of December 31, 2025 and June 30, 2025, the accrual for restructuring charges was $4.7 million and $5.9 million, respectively.

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
For a more detailed discussion of these and other risk factors that might cause or contribute to differences from the forward-looking statements in this report, see Part II, Item 1A “Risk Factors” in this report as well as Part I, Item 1 “Business”, Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2025. You should carefully review these risks and also review the risks described in documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation and do not intend to update the forward-looking statements in this report after the date hereof.
EXECUTIVE SUMMARY
We are a leading supplier of process control and yield management solutions and services for the semiconductor and related electronics industries. Our broad portfolio of inspection and metrology products, and related service, software and other offerings, support R&D and manufacturing of integrated circuits (“IC”), wafers and reticles. Our products, services and expertise are used by our customers to measure, detect, analyze and resolve critical and nanometric level product defects, helping them to manage manufacturing process challenges and to obtain higher finish product yields at lower cost. We also offer advanced technology solutions to address various manufacturing needs of printed circuit boards (“PCB”), specialty semiconductor devices and other electronic components, including advanced packaging, light-emitting diode (“LED”), power devices, compound semiconductor, and data storage industries, as well as general materials research. In addition, our services business has grown consistently year-over-year and accounted for approximately 24% of our total revenues in the second quarter of fiscal 2026. Our services revenue, which is generated largely from recurring “subscription-like” contracts, increases the value of our contract offerings and extension of system lifetimes resulting from growth in legacy semiconductor markets.

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
As we close calendar year 2025, the semiconductor industry continues to experience significant market expansion and diversification. High-performance computing and data centers, fueled by widespread adoption of AI, are driving industry growth. We expect this momentum to continue into calendar year 2026. AI is a technology inflection point driving innovation and demand at the leading edge, and we believe our portfolio of products is uniquely positioned to support leading-edge demand and the ongoing AI buildout. Our semiconductor customers generally operate in one or both of the major semiconductor device manufacturing markets: memory and foundry/logic. End-market demand drivers that are expected to continue to benefit KLA in the long term include adoption of extreme ultraviolet lithography (“EUV”) in high volume manufacturing for Logic and DRAM memory (including high-bandwidth memory), which drives new process control requirements and growth in key markets for KLA. Demand for advanced semiconductor technologies, particularly evident in the 2-nanometer node, which is seeing higher levels of investment and process control intensity, continues to drive investments in AI. Increasing complexity and value of semiconductor packages, particularly for AI and high-performance computing applications, is also driving significant growth in our advanced packaging business. The digitization of all industries, including 5G markets, advances in healthcare and industrial applications, together with the increasing adoption of electric vehicles and intelligence in automobiles, are powering leading-edge design node technology investments and capacity expansions.
While we continue to invest in technological innovation, factors such as delays from customers in adopting new chips and technology methods could impact process control capital intensity. Pushouts or cancellations of deliveries to our customers could cause earnings volatility, due to the timing of revenue recognition as well as increased risk of inventory-related charges. Geopolitical factors, such as government regulations and tariffs, have had an adverse impact on our results of operations. However, despite these headwinds, our gross margin and overall financial performance improved in the three months ended December 31, 2025 compared to the three months ended December 31, 2024. Looking ahead to calendar year 2026, while we expect continued revenue growth, escalating costs for DRAM chips used in the Company’s image computers is likely to negatively impact our gross margin.
We are continuously assessing the aggregate potential impact of government regulations and tariffs on our financial results and operations. See Part II, Item 1A “Risk Factors” below, and also Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2025 for more information regarding how such actions by the U.S. government or another country could significantly impact our ability to provide our products and services to existing and potential customers, especially in China, and adversely affect our business, financial condition and results of operations.
The following table sets forth some of our key quarterly unaudited financial information:

(Dollar amounts in thousands, except net income per share)	Three Months Ended
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Total revenues	$3,297,146	$3,209,696	$3,174,741	$3,063,029	$3,076,851
Costs of revenues	$1,271,210	$1,243,070	$1,207,286	$1,175,689	$1,221,461
Gross margin	61.4%	61.3%	62.0%	61.6%	60.3%
Net income(1)(2)	$1,145,682	$1,121,040	$1,202,849	$1,088,416	$824,527
Diluted net income per share(3)	$8.68	$8.47	$9.06	$8.16	$6.16
__________________
(1)For the explanation why our net income increased to $1.15 billion in the three months ended December 31, 2025 compared to the three months ended December 31, 2024, refer to the “Results of Operations” section below, as the change is a result of movements in various income statement line items.

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
We continue to focus on returning cash to our investors, making $547.8 million in share repurchases and paying $249.7 million in dividends in the three months ended December 31, 2025. We increased the dividend in the fourth quarter of fiscal 2025 to $1.90 per share per quarter, which was our 16th consecutive annual dividend increase. Refer to the “Liquidity and Capital Resources” section below for more information on our strong cash flow generation and strategy of returning excess cash to our stockholders.
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

	Three Months Ended December 31,		Q2 FY26 vs. Q2 FY25
(Dollar amounts in thousands)	2025	2024
Revenues:
Product	$2,511,093	$2,409,462	$101,631	4%
Service	786,053	667,389	118,664	18%
Total revenues	$3,297,146	$3,076,851	$220,295	7%
Costs of revenues	$1,271,210	$1,221,461	$49,749	4%
Gross margin	61.4%	60.3%

	Six Months Ended December 31,		Q2 FY26 YTD vs. Q2 FY25 YTD
(Dollar amounts in thousands)	2025	2024
Revenues:
Product	$4,976,099	$4,606,851	$369,248	8%
Service	1,530,743	1,311,541	219,202	17%
Total revenues	$6,506,842	$5,918,392	$588,450	10%
Costs of revenues	$2,514,280	$2,368,892	$145,388	6%
Gross margin	61.4%	60.0%
Total revenues increased 7% in the three months ended December 31, 2025 compared to the three months ended December 31, 2024, primarily due to an 18% increase in service revenues attributable to growth in our installed base of tools, and a 4% increase in product revenues from higher investments from our memory customers, particularly in DRAM led by high-bandwidth memory, and strong customer adoption of our advanced packaging portfolio of products. The increase in revenues was partially offset by lower shipments to foundry/logic customers driven by the timing of fab readiness.
Total revenues increased by 10% in the six months ended December 31, 2025 compared to the six months ended December 31, 2024, primarily due to the increase in our product revenues, and is attributable to higher investments by our memory customers and strong customer adoption of our advanced packaging portfolio of products. An increase in service revenues of 17%, as a result of continued growth of our installed base of tools, also contributed to higher total revenues compared to the same period in the prior year.
Revenues by segment(1)

	Three Months Ended December 31,		Q2 FY26 vs. Q2 FY25
(Dollar amounts in thousands)	2025	2024
Revenues:
Semiconductor Process Control	$3,004,648	$2,755,743	$248,905	9%
Specialty Semiconductor Process	140,577	160,407	(19,830)	(12)%
PCB and Component Inspection	152,175	161,080	(8,905)	(6)%
Total revenues for reportable segments	$3,297,400	$3,077,230	$220,170	7%

	Six Months Ended December 31,		Q2 FY26 YTD vs. Q2 FY25 YTD
(Dollar amounts in thousands)	2025	2024
Revenues:
Semiconductor Process Control	$5,904,040	$5,330,894	$573,146	11%
Specialty Semiconductor Process	260,332	288,741	(28,409)	(10)%
PCB and Component Inspection	341,663	299,063	42,600	14%
Total revenues for reportable segments	$6,506,035	$5,918,698	$587,337	10%
_______________
(1)Segment revenues exclude corporate allocations and the effects of changes in foreign currency exchange rates. For additional details, refer to Note 16 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements.
Revenues from our Semiconductor Process Control segment for the three and six months ended December 31, 2025 increased by 9% and 11%, respectively, compared to the same period in the prior year, primarily due to increased revenue from our memory customers, particularly related to DRAM, higher revenue from advanced packaging, along with higher service revenues from an increasing number of tools in our installed base.
Revenues from our Specialty Semiconductor Process segment for the three and six months ended December 31, 2025 decreased by 12% and 10%, respectively, compared to the same period in the prior year, primarily due to lower volume of products sold, particularly to customers in China, partially offset by higher service revenues from an increasing number of tools in our installed base.
Revenues from our PCB and Component Inspection segment decreased by 6% during the three months ended December 31, 2025 compared to the same period in the prior year, primarily due to revenues from our Display business being included in the prior year results, a business which has since been exited. The decrease was partially offset by increased revenues from advanced packaging and higher service revenues from growth in our installed base of tools. Revenues in this segment increased by 14% during the six months ended December 31, 2025 compared to the same period in the prior year, due to increased revenue from advanced packaging and higher service revenues from growth in our installed base, partially offset by the exit of the Display business as noted previously.
Below is supplementary revenue information by major product categories for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended December 31,				Q2 FY26 vs. Q2 FY25
	2025		2024
Revenues:
Wafer Inspection	$1,572,782	48%	$1,562,610	51%	$10,172	1%
Patterning	696,161	21%	530,680	17%	165,481	31%
Specialty Semiconductor Process	121,588	4%	142,987	5%	(21,399)	(15)%
PCB and Component Inspection	80,348	2%	93,327	3%	(12,979)	(14)%
Services	786,053	24%	667,389	22%	118,664	18%
Other	40,214	1%	79,858	2%	(39,644)	(50)%
Total	$3,297,146	100%	$3,076,851	100%	$220,295	7%

(Dollar amounts in thousands)	Six Months Ended December 31,				Q2 FY26 YTD vs. Q2 FY25 YTD
	2025		2024
Revenues:
Wafer Inspection	$3,110,026	48%	$2,931,553	50%	$178,473	6%
Patterning	1,363,588	21%	1,107,089	19%	256,499	23%
Specialty Semiconductor Process	221,807	3%	255,789	4%	(33,982)	(13)%
PCB and Component Inspection	197,646	3%	166,235	3%	31,411	19%
Services	1,530,743	24%	1,311,541	22%	219,202	17%
Other	83,032	1%	146,185	2%	(63,153)	(43)%
Total	$6,506,842	100%	$5,918,392	100%	$588,450	10%

Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

	Three Months Ended December 31,				Q2 FY26 vs. Q2 FY25
(Dollar amounts in thousands)	2025		2024
Revenues:
China	$994,891	30.2%	$1,092,525	35.5%	$(97,634)	(9)%
Taiwan	844,987	25.6%	881,211	28.6%	(36,224)	(4)%
Korea	479,314	14.5%	357,434	11.6%	121,880	34%
North America	394,231	12.0%	286,191	9.3%	108,040	38%
Japan	229,050	6.9%	228,614	7.5%	436	—%
Rest of Asia	193,503	5.9%	96,610	3.1%	96,893	100%
Europe and Israel	161,170	4.9%	134,266	4.4%	26,904	20%
Total	$3,297,146	100.0%	$3,076,851	100.0%	$220,295	7%

	Six Months Ended December 31,				Q2 FY26 YTD vs. Q2 FY25 YTD
(Dollar amounts in thousands)	2025		2024
Revenues:
China	$2,262,047	34.8%	$2,290,829	38.7%	$(28,782)	(1)%
Taiwan	1,638,595	25.2%	1,343,202	22.7%	295,393	22%
Korea	778,687	12.0%	596,108	10.1%	182,579	31%
North America	692,138	10.6%	787,134	13.3%	(94,996)	(12)%
Japan	524,259	8.1%	417,183	7.0%	107,076	26%
Europe and Israel	312,146	4.8%	279,086	4.7%	33,060	12%
Rest of Asia	298,970	4.5%	204,850	3.5%	94,120	46%
Total	$6,506,842	100.0%	$5,918,392	100.0%	$588,450	10%
Revenues from our customers in China decreased 9% and 1% in the three and six months ended December 31, 2025, respectively, compared to the same period in the prior year, primarily due to the effects of U.S. export controls and regulations, partially offset by continued legacy node demand.
Revenues from our customers in Taiwan decreased 4% in the three months ended December 31, 2025 compared to the same period in the prior year, primarily due to the timing of shipments. Overall revenues from customers in Taiwan increased by 22% in the six months ended December 31, 2025, compared to the same period in the prior year, primarily due to increased investments in process control to meet leading-edge demand driven by innovation and growth of AI.
Revenues from our customers in Korea increased 34% and 31% in the three and six months ended December 31, 2025, respectively, compared to the same period in the prior year, primarily due to increased investments from our memory customers. Revenues from our customers in North America increased 38% in the three months ended December 31, 2025 compared to the same period in the prior year, primarily due to increased investments from memory and legacy node customers. Overall revenues from customers in North America decreased 12% in the six months ended December 31, 2025, compared to the same period in the prior year, primarily due to lower shipments to foundry/logic customers partially offset by increased investments from memory customers. The remaining regions accounted for less than 10% of total revenues individually in the periods presented.
Gross margin
Our gross margin fluctuates with revenue levels and product mix and is affected by variations in costs related to manufacturing and servicing our products, including our ability to scale our operations efficiently and effectively in response to prevailing business conditions.

The following table summarizes the major factors that contributed to the changes in gross margin:

	Gross Margin
	Three Months Ended	Six Months Ended
December 31, 2024	60.3%	60.0%
Revenue volume of products and services	0.1%	0.4%
Mix of products and services sold	0.4%	1.1%
Manufacturing labor, overhead and efficiencies	0.2%	0.1%
Other service and manufacturing costs	0.4%	(0.2)%
December 31, 2025	61.4%	61.4%
Changes in gross margin from revenue volume of products and services reflect our ability to leverage existing infrastructure to generate higher revenues. Changes in gross margin from the mix of products and services sold reflect the impact of changes within the composition of product and service offerings. Changes in gross margin from manufacturing labor, overhead and efficiencies reflect our ability to manage costs and drive productivity as we scale our manufacturing activity to respond to customer requirements and amortization of intangible assets. Changes in gross margin from other service and manufacturing costs include the impact of tariffs, customer support costs, including the efficiencies with which we deliver services to our customers, and the effectiveness with which we manage our production plans and inventory risk. Other service and manufacturing costs included lower inventory-related charges partially offset by the impact of tariffs during the three months ended December 31, 2025, compared to the same period in the prior year. Other service and manufacturing costs reflect the impact of tariffs which was partially offset by lower inventory-related charges during the six months ended December 31, 2025, compared to the same period in the prior year.
Research and Development
R&D expenses may fluctuate with product development phases and project timing as well as our R&D efforts. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs and other expenses.

(Dollar amounts in thousands)	Three Months Ended December 31,		Q2 FY26 vs. Q2 FY25
	2025	2024
R&D expenses	$383,871	$346,157	$37,714	11%
R&D expenses as a percentage of total revenues	12%	11%
R&D expenses during the three months ended December 31, 2025 increased compared to the three months ended December 31, 2024 primarily due to increases in employee-related expenses of $26.3 million as a result of additional headcount and higher employee compensation and benefit costs and engineering project material costs of $12.9 million.

(Dollar amounts in thousands)	Six Months Ended December 31,		Q2 FY26 YTD vs. Q2 FY25 YTD
	2025	2024
R&D expenses	$744,332	$669,302	$75,030	11%
R&D expenses as a percentage of total revenues	11%	11%
R&D expenses during the six months ended December 31, 2025 increased compared to the six months ended December 31, 2024 primarily due to increases in employee-related expenses of $51.9 million as a result of additional headcount and higher employee compensation and benefit costs and engineering project material costs of $24.6 million.
Our future operating results will depend significantly on our ability to make products and provide services that have a competitive advantage in our marketplace. To do this, we believe that we must continue to make substantial and focused investments in our R&D. We remain committed to product development in new and emerging technologies.
Selling, General and Administrative

	Three Months Ended December 31,		Q2 FY26 vs. Q2 FY25
(Dollar amounts in thousands)	2025	2024
SG&A expenses	$279,919	$267,081	$12,838	5%
SG&A expenses as a percentage of total revenues	8%	9%

SG&A expenses during the three months ended December 31, 2025 increased compared to the three months ended December 31, 2024 primarily due to increases in facilities-related expense of $7.2 million and supplies and materials expense of $6.9 million.

(Dollar amounts in thousands)	Six Months Ended December 31,		Q2 FY26 vs. Q2 FY25
	2025	2024
SG&A expenses	$548,907	$518,123	$30,784	6%
SG&A expenses as a percentage of total revenues	8%	9%
SG&A expenses during the six months ended December 31, 2025 increased compared to the six months ended December 31, 2024 primarily due to increases in supplies and materials expense of $14.3 million and facilities-related expense of $13.6 million.
Restructuring Charges
Restructuring charges were $0.3 million and $2.1 million for the three months ended December 31, 2025 and 2024, respectively. Restructuring charges were $0.7 million and $5.0 million for the six months ended December 31, 2025 and 2024, respectively. For additional information, refer to Note 17 “Restructuring Charges” to our Condensed Consolidated Financial Statements.
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

(Dollar amounts in thousands)	Three Months Ended December 31,		Q2 FY26 vs. Q2 FY25
	2025	2024
Interest expense	$69,668	$74,981	$(5,313)	(7)%
Other expense (income), net	$(37,825)	$(44,458)	$6,633	15%
Interest expense as a percentage of total revenues	2%	2%
Other expense (income), net as a percentage of total revenues	(1)%	(1)%
Interest expense during the three months ended December 31, 2025 decreased compared to the three months ended December 31, 2024 primarily due to reduced interest expense following our $750.0 million debt repayment in the second quarter of fiscal 2025.
The change in other expense (income), net during the three months ended December 31, 2025 compared to the three months ended December 31, 2024 was primarily due to a net fair value loss of $5.6 million from an equity security and unfavorable foreign exchange fluctuations of $5.3 million, partially offset by higher interest income of $1.9 million.

(Dollar amounts in thousands)	Six Months Ended December 31,		Q2 FY26 YTD vs. Q2 FY25 YTD
	2025	2024
Interest expense	$140,743	$157,152	$(16,409)	(10)%
Other expense (income), net	$(81,199)	$(85,393)	$4,194	5%
Interest expense as a percentage of total revenues	2%	3%
Other expense (income), net as a percentage of total revenues	(1)%	(1)%
Interest expense during the six months ended December 31, 2025 decreased compared to the six months ended December 31, 2024 primarily due to reduced interest expense following our $750.0 million debt repayment in the second quarter of fiscal 2025.
The change in other expense (income), net during the six months ended December 31, 2025 compared to the six months ended December 31, 2024 was primarily due to lower interest income of $8.4 million, partially offset by a net fair value gain of $3.2 million from an equity security and favorable foreign exchange fluctuations of $1.0 million.

Provision for Income Taxes
The following table provides details of income taxes:

	Three Months Ended December 31,		Six Months Ended December 31,
(Dollar amounts in thousands)	2025	2024	2025	2024
Income before income taxes	$1,330,303	$972,529	$2,639,779	$2,051,216
Provision for income taxes	$184,621	$148,002	$373,057	$280,838
Effective tax rate	13.9%	15.2%	14.1%	13.7%
The effective tax rate during the three months ended December 31, 2025 was lower compared to the three months ended December 31, 2024, primarily due to a $230.4 million goodwill impairment charge during the three months ended December 31, 2024 which is non-deductible for income tax. Excluding the goodwill impairment charge, tax expense as a percentage of income taxes during the three months ended December 31, 2025 was higher compared to the three months ended December 31, 2024 primarily due to a decrease in the proportion of earnings generated in jurisdictions with tax rates lower than the U.S. statutory rates.
Excluding the goodwill impairment charge during the six months ended December 31, 2024, the effective tax rate during the six months ended December 31, 2025 was higher compared to the six months ended December 31, 2024 primarily due to a decrease in the proportion of earnings generated in jurisdictions with tax rates lower than the U.S. statutory rates and a decrease in the proportion of U.S. earnings eligible for the Foreign Derived Intangible Income deduction, partially offset by a decrease in our Global Intangible Low-Taxed Income.
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
LIQUIDITY AND CAPITAL RESOURCES

	As of	As of
(Dollar amounts in thousands)	December 31, 2025	June 30, 2025
Cash and cash equivalents	$2,452,124	$2,078,908
Marketable securities	2,755,340	2,415,715
Total cash, cash equivalents and marketable securities	$5,207,464	$4,494,623
Percentage of total assets	31%	28%

	Six Months Ended December 31,
(In thousands)	2025	2024
Cash flows:
Net cash provided by operating activities	$2,529,198	$1,844,753
Net cash provided by (used in) investing activities	(522,670)	442,667
Net cash used in financing activities	(1,629,378)	(2,420,675)
Effect of exchange rate changes on cash and cash equivalents	(3,934)	(5,596)
Net increase (decrease) in cash and cash equivalents	$373,216	$(138,851)

Cash, Cash Equivalents and Marketable Securities
As of December 31, 2025, our cash, cash equivalents and marketable securities totaled $5.21 billion, compared to the $4.49 billion balance as of June 30, 2025. Refer to below discussions of sources and uses of cash during the six months ended December 31, 2025. As of December 31, 2025, $1.25 billion of our $5.21 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We have recorded appropriate provisions for income or withholding taxes that may result from future repatriations of this balance.
Cash Flows Provided by Operating Activities
We typically finance our liquidity requirements through cash generated from our operations. Net cash provided by operating activities during the six months ended December 31, 2025 was $2.53 billion compared to $1.84 billion during the six months ended December 31, 2024. This increase was primarily due to an increase in customer and other collections of approximately $1.2 billion primarily driven by higher shipments and a decrease in income tax payments of $55 million; partially offset by increases in accounts payable payments of approximately $460 million and employee-related payments of approximately $100 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the six months ended December 31, 2025 was $522.7 million compared to $442.7 million of net cash provided during the six months ended December 31, 2024. This increase in cash used was primarily due to increases in net purchases of available-for-sale securities of $931.8 million, and capital expenditures of $48.7 million, partially offset by a $16.8 million increase in proceeds from capital-related government assistance.
Cash Flows Used in Financing Activities
Net cash used in financing activities during the six months ended December 31, 2025 was $1.63 billion compared to $2.42 billion during the six months ended December 31, 2024. This decrease in cash used was primarily due to a $750.0 million debt repayment during the six months ended December 31, 2024 and a decrease in common stock repurchases of $124.7 million, partially offset by increases in payment of dividends and dividend equivalents of $78.8 million and tax withholding payments related to vested and released restricted stock units (“RSU”) of $11.0 million.
Stock Repurchases
The shares of common stock repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the six months ended December 31, 2025 and 2024. The total amount of stock repurchases during the six months ended December 31, 2025 and 2024 were $1.09 billion and $1.22 billion, respectively. The stock repurchase program is intended, in part, to mitigate the potential dilutive impact related to our equity incentive plans and shares issued in connection with our Employee Stock Purchase Program as well as to return excess cash to our stockholders. As of December 31, 2025, an aggregate of $3.94 billion was available for repurchase under our stock repurchase program, which reflects an increase in the authorized repurchase amount of $5.00 billion in the fourth quarter of fiscal 2025.
Cash Dividends
During the three months ended December 31, 2025, our Board of Directors declared a regular quarterly cash dividend of $1.90 per share on our outstanding common stock, which was paid on December 2, 2025 to our stockholders of record as of the close of business on November 17, 2025. During the same period in fiscal year ended June 30, 2025, our Board of Directors declared and paid a regular quarterly cash dividend of $1.70 per share on our outstanding common stock. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended December 31, 2025 and 2024 was $249.7 million and $226.8 million, respectively. The total amount of regular quarterly cash dividends and dividend equivalents paid during the six months ended December 31, 2025 and 2024 was $503.7 million and $424.9 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of December 31, 2025 and June 30, 2025 was $13.7 million and $13.3 million, respectively. These amounts will be paid upon vesting of the underlying unvested RSUs as described in Note 9 “Equity and Long-term Incentive Compensation Plans” to our Condensed Consolidated Financial Statements.
Senior Notes
As of December 31, 2025, we had an aggregate principal amount of senior, unsecured notes totaling $5.95 billion (collectively, “Senior Notes”) with due dates ranging from fiscal 2029 through fiscal 2063. For additional information on these Senior Notes, see Note 7 “Debt” to our Condensed Consolidated Financial Statements. As of December 31, 2025, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.

Revolving Credit Facility
We have in place a Credit Agreement (“Credit Agreement”) for an unsecured Revolving Credit Facility (“Revolving Credit Facility”) with a maturity date of July 3, 2030 that allows us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $500.0 million in the aggregate. As of December 31, 2025, we had no outstanding borrowings under the Revolving Credit Facility. We were in compliance with all covenants under the Credit Agreement as of December 31, 2025 (the net leverage ratio was 0.56 to 1.00, compared to a maximum net leverage ratio of 3.25 to 1.00 on a quarterly basis covering the trailing four consecutive fiscal quarters for each fiscal quarter). Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2026.
For additional information on the Revolving Credit Facility, see Note 7 “Debt” to our Condensed Consolidated Financial Statements.
Material Cash Requirements
For details regarding our debt and other material cash commitments, refer to Note 7 “Debt” and Note 14 “Commitments and Contingencies,” respectively, to our Condensed Consolidated Financial Statements. For additional details regarding our material cash requirements, refer to “Material Cash Requirements” in the “Liquidity and Capital Resources” section of Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form on 10-K for the fiscal year ended June 30, 2025.
Off-Balance Sheet Arrangements
As of December 31, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial position, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Refer to Note 14 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements for information related to indemnification obligations.
Working Capital
Working capital was $7.28 billion as of December 31, 2025, which represents an increase of $668.3 million compared to our working capital of $6.61 billion as of June 30, 2025. As of December 31, 2025, our principal sources of liquidity consisted of $5.21 billion of cash, cash equivalents and marketable securities, as well as $1.50 billion availability under our Revolving Credit Facility. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions, and other factors such as uncertainty in the global and regional economies and the semiconductor, semiconductor-related and electronic device industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances, marketable securities and our Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations for at least the next 12 months.
Credit Ratings
Our credit ratings as of December 31, 2025 are summarized below:

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
In September 2025, Commerce released an interim final rule that further expands export control restrictions and licensing requirements for foreign entities 50% or more directly or indirectly owned by one or more listed parties on the U.S. Entity List, Military End-User List, and certain entities on the Specially Designated Nationals and Block Persons List, which Commerce has labeled the “Affiliates Rule.” The new rule increases compliance requirements with the EAR by imposing on exporters, re-exporters, and transferors of items subject to the EAR a responsibility to know the ownership of the parties to a transaction. In November 2025, the BIS suspended the Affiliates Rule for one year until November 2026.
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
We have faced delays and could face additional delays or denials in the export of our tools by regulatory agencies for national security or other regulatory concerns in the countries in which we do business, which could negatively affect our results of operations and timing of revenue recognition. We have controls and procedures designed to maintain compliance with U.S. and other applicable export control laws and regulations; however, we cannot guarantee that such controls and procedures will be successful in preventing violations or allegations of violations, of increasingly complex and often conflicting regulations worldwide. The complexity and evolving nature of the rules and regulations, and the fact that Commerce or other relevant regulators might adopt interpretations of regulations that differ from those of the Company, increase our risk of non-compliance.
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
In addition, changes to U.S. tax laws will significantly impact how U.S. multinational corporations are taxed on U.S. and foreign earnings. On July 4, 2025, the enactment of the One Big Beautiful Bill Act (“OBBBA”) provides for several permanent changes to the U. S. tax code including, among other items, modifying the Global Intangible Low-Taxed Income (“GILTI”) and Foreign-Derived Intangible Income (“FDII”) rules that were included in the Tax Cuts and Jobs Act, which was enacted into law on December 22, 2017.

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
Numerous countries are evaluating their existing tax laws due, in part, to recommendations made by the Organization for Economic Co-operation and Development’s (“OECD”) Base Erosion and Profit Shifting (“BEPS”) project. The OECD continues to advance its work under the BEPS 2.0 initiative to develop the framework for Pillar Two, which aims to implement a global minimum tax of 15%. Many countries have enacted or drafted legislation using the Pillar Two framework to propose domestic tax laws requiring a minimum tax rate of 15% (“top-up tax”) on income earned in the respective countries. The tax liability from top-up tax may have a material and adverse impact to our effective tax rate.
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
In April 2025, the Chinese government imposed export controls on seven of the seventeen elements classified as rare earth elements. In October 2025, the Chinese government imposed additional restrictions and licensing requirements on certain rare earth elements, some of which became effective immediately on the announcement date and other portions of the regulations became effective in November 2025. The Chinese government imposed export controls on an additional five rare earth elements and certain license requirements for items made outside of China that incorporate controlled rare earth elements. It is estimated that China controls about 70% of the worldwide mining of rare earth elements, 90% of the separation and processing of those elements and 93% of the magnets manufactured from those elements. Rare earth elements are critical to certain components contained in our products. If our suppliers are unable to provide the components necessary to make our products because of restrictions placed on their access to rare earth elements or products derived from rare earth elements, our business, financial condition and results of operations could be materially harmed. Our operating results and business may be adversely impacted if we are unable to obtain parts to meet our production requirements and product specifications, or if we are able to do so only on unfavorable terms.
A supplier may discontinue production of a particular part for any number of reasons, including the supplier’s financial condition or business operational decisions, which would require us to purchase, in a single transaction, a large number of such discontinued parts in order to ensure that a continuous supply of such parts remains available to our customers. Such “end-of-life” parts purchases could result in significant expenditures by us in a particular period, and, ultimately, any unused parts may result in a significant inventory write-off, either of which could have an adverse impact on our financial condition and results of operations for the applicable periods. Recently, a few large suppliers have discontinued manufacturing certain DRAM chips that are incorporated in a number of our products, and the resulting shortage has caused a dramatic increase in the prices to acquire these chips. Our efforts to procure these chips also contributed to an increase in purchase commitments in the second quarter of fiscal 2026. We estimate that the additional costs to procure these DRAM chips will have an adverse impact on our gross margin in calendar 2026. If we are unable to acquire adequate supply of such chips or acquire them in a timely or cost-controlled manner, our results of operations could be harmed.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share(3)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)(3)
October 1, 2025 to October 31, 2025	149,852	$1,109.83	149,852	$4,305,241,897
November 1, 2025 to November 30, 2025	184,960	$1,155.81	184,960	$4,091,463,600
December 1, 2025 to December 31, 2025	125,082	$1,222.78	125,082	$3,938,516,225
Total	459,894		459,894
__________________
(1)Our Board of Directors has authorized a program that permits us to repurchase our common stock, including a $5.00 billion increase approved by the Board in the fourth quarter of fiscal 2025. As of December 31, 2025, $3.94 billion remained available for repurchases under our repurchase program. All shares in the table were purchased pursuant to our publicly announced repurchase program.
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans Adopted by Officers and Directors During the Second Quarter
During the three months ended December 31, 2025, the following officer of the Company adopted a trading plan to sell and/or gift shares of our common stock that have been or will be issued upon the vesting of RSUs, or purchased in our Employee Stock Purchase Plan, that are intended to satisfy the affirmative defense conditions set forth in Rule 10b5-1(c) under the Securities Exchange Act. The material terms of the trading plan other than pricing conditions are set forth in the table below:

Name of Officer	Title of Officer	Date of Adoption	Duration	Maximum Number of Shares to be Sold (1) (2)
Richard Wallace	President and Chief Executive Officer	November 20, 2025	392 days (3)	71,398
(1) Due to pricing conditions in the trading plan, the number of shares actually sold under the trading plan may be less than the maximum number of shares that can be sold. Shares sold under plan upon the vesting of performance-based RSUs where the performance conditions have not been met at the time of plan adoption or are to be purchased in the future under our employee stock purchase plan are calculated at the maximum number of shares that may be issued, with fractional shares disregarded.

(2) For RSUs that have not vested, the maximum number of shares to be sold does not take into account shares withheld for taxes.
(3) Mr. Wallace’s trading plan terminates when the last trade is placed under the plan. The last scheduled trade is on December 15, 2026; provided that if any scheduled trades are not placed because of trading conditions set forth in the plan, the trading plan will terminate on December 16, 2026.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1	Restated Certificate of Incorporation	10-K	No. 000-09992	3.1	August 16, 2019

3.2	Amended and Restated By-Laws	8-K	No. 000-09992	3.1	November 7, 2025

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350^

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
^ Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA CORPORATION
(Registrant)

January 30, 2026	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

January 30, 2026	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

January 30, 2026	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)