Form 10-Q
period 2026-03-31
KLA CORP
filed 2026-04-30
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of April 27, 2026, there were 130,627,521 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
KLA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	March 31, 2026	June 30, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,787,010	$2,078,908
Marketable securities	3,170,928	2,415,715
Accounts receivable, net	2,304,454	2,263,915
Inventories	3,437,046	3,212,149
Other current assets	651,541	728,102
Total current assets	11,350,979	10,698,789
Land, property and equipment, net	1,363,784	1,252,775
Goodwill, net	1,788,483	1,792,193
Deferred income taxes	1,123,406	1,105,770
Purchased intangible assets, net	300,717	444,785
Other non-current assets	946,146	773,614
Total assets	$16,873,515	$16,067,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$515,009	$458,509
Deferred system revenue	620,839	816,834
Deferred service revenue	576,503	548,011
Other current liabilities	2,039,204	2,262,441
Total current liabilities	3,751,555	4,085,795
Long-term debt	5,887,063	5,884,257
Deferred tax liabilities	444,182	446,945
Deferred service revenue	251,563	348,844
Other non-current liabilities	708,657	609,632
Total liabilities	11,043,020	11,375,473
Commitments and contingencies (Notes 8, 13 and 14)
Stockholders’ equity:
Common stock and capital in excess of par value	2,675,013	2,511,922
Retained earnings	3,187,462	2,179,330
Accumulated other comprehensive income (loss)	(31,980)	1,201
Total stockholders’ equity	5,830,495	4,692,453
Total liabilities and stockholders’ equity	$16,873,515	$16,067,926
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands, except per share amounts)	2026	2025	2026	2025
Revenues:
Product	$2,640,287	$2,393,821	$7,616,386	$7,000,672
Service	774,791	669,208	2,305,534	1,980,749
Total revenues	3,415,078	3,063,029	9,921,920	8,981,421
Costs and expenses:
Costs of revenues	1,327,672	1,175,689	3,841,952	3,544,581
Research and development	388,763	338,043	1,133,095	1,007,345
Selling, general and administrative	291,134	248,905	840,041	767,028
Impairment of goodwill and purchased intangible assets	—	—	—	239,100
Interest expense	70,423	71,889	211,166	229,041
Other expense (income), net	(79,675)	(35,930)	(160,874)	(121,323)
Income before income taxes	1,416,761	1,264,433	4,056,540	3,315,649
Provision for income taxes	215,771	176,017	588,828	456,855
Net income	$1,200,990	$1,088,416	$3,467,712	$2,858,794
Net income per share
Basic	$9.17	$8.21	$26.41	$21.44
Diluted	$9.12	$8.16	$26.26	$21.32
Weighted-average number of shares:
Basic	130,909	132,607	131,318	133,361
Diluted	131,750	133,303	132,073	134,066
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2026	2025	2026	2025
Net income	$1,200,990	$1,088,416	$3,467,712	$2,858,794
Other comprehensive income (loss):
Currency translation adjustments:
Cumulative currency translation adjustments	(12,379)	4,259	(8,436)	(765)
Income tax (provision) benefit	498	(104)	(146)	750
Net change related to currency translation adjustments	(11,881)	4,155	(8,582)	(15)
Cash flow hedges:
Net unrealized gains (losses) arising during the period	(270)	(1,851)	15,499	3,136
Reclassification adjustments for net gains included in net income	(14,265)	(1,292)	(38,645)	(7,060)
Income tax benefit	2,261	628	4,515	1,723
Net change related to cash flow hedges	(12,274)	(2,515)	(18,631)	(2,201)
Net change related to unrecognized gains (losses) and transition obligations in connection with defined benefit plans	394	(209)	672	366
Available-for-sale securities:
Net unrealized gains (losses) arising during the period	(11,520)	2,967	(7,974)	10,573
Reclassification adjustments for net gains included in net income	(170)	(9)	(482)	(9)
Income tax (provision) benefit	2,511	(636)	1,816	(2,272)
Net change related to available-for-sale securities	(9,179)	2,322	(6,640)	8,292
Other comprehensive income (loss)	(32,940)	3,753	(33,181)	6,442
Total comprehensive income	$1,168,050	$1,092,169	$3,434,531	$2,865,236
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2025	132,023	$2,511,922	$2,179,330	$1,201	$4,692,453
Net income	—	—	1,121,040	—	1,121,040
Other comprehensive loss	—	—	—	(530)	(530)
Net issuance under employee stock plans	116	(81,122)	—	—	(81,122)
Repurchase of common stock	(623)	(11,861)	(552,539)	—	(564,400)
Cash dividends ($1.90 per share) and dividend equivalents declared	—	—	(252,552)	—	(252,552)
Stock-based compensation expense	—	70,182	—	—	70,182
Balances as of September 30, 2025	131,516	2,489,121	2,495,279	671	4,985,071
Net income	—	—	1,145,682	—	1,145,682
Other comprehensive income	—	—	—	289	289
Net issuance under employee stock plans	87	49,826	—	—	49,826
Repurchase of common stock	(460)	(8,717)	(528,836)	—	(537,553)
Cash dividends ($1.90 per share) and dividend equivalents declared	—	—	(251,531)	—	(251,531)
Stock-based compensation expense	—	73,947	—	—	73,947
Balances as of December 31, 2025	131,143	2,604,177	2,860,594	960	5,465,731
Net income		—	1,200,990	—	1,200,990
Other comprehensive loss	—	—	—	(32,940)	(32,940)
Net issuance under employee stock plans	7	(4,361)	—	—	(4,361)
Repurchase of common stock	(440)	(8,741)	(623,172)	—	(631,913)
Cash dividends ($1.90 per share) and dividend equivalents declared	—	—	(250,950)	—	(250,950)
Stock-based compensation expense	—	83,938	—	—	83,938
Balances as of March 31, 2026	130,710	$2,675,013	$3,187,462	$(31,980)	$5,830,495

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2024	134,425	$2,280,133	$1,137,270	$(49,075)	$3,368,328
Net income	—	—	945,851	—	945,851
Other comprehensive income	—	—	—	23,571	23,571
Net issuance under employee stock plans	134	(72,245)	—	—	(72,245)
Repurchase of common stock	(740)	(12,536)	(558,400)	—	(570,936)
Cash dividends ($1.45 per share) and dividend equivalents declared	—	—	(196,555)	—	(196,555)
Stock-based compensation expense	—	61,700	—	—	61,700
Balances as of September 30, 2024	133,819	2,257,052	1,328,166	(25,504)	3,559,714
Net income	—	—	824,527	—	824,527
Other comprehensive loss	—	—	—	(20,882)	(20,882)
Net issuance under employee stock plans	104	43,931	—	—	43,931
Repurchase of common stock	(979)	(16,478)	(639,495)	—	(655,973)
Cash dividends ($1.70 per share) and dividend equivalents declared	—	—	(228,609)	—	(228,609)
Stock-based compensation expense	—	61,841	—	—	61,841
Balances as of December 31, 2024	132,944	2,346,346	1,284,589	(46,386)	3,584,549
Net income	—	—	1,088,416	—	1,088,416
Other comprehensive income	—	—	—	3,753	3,753
Net issuance under employee stock plans	8	(2,680)	—	—	(2,680)
Repurchase of common stock	(711)	(12,550)	(499,153)	—	(511,703)
Cash dividends ($1.70 per share) and dividend equivalents declared	—	—	(227,797)	—	(227,797)
Stock-based compensation expense	—	70,201	—	—	70,201
Balances as of March 31, 2025	132,241	$2,401,317	$1,646,055	$(42,633)	$4,004,739
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$3,467,712	$2,858,794
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill and purchased intangible assets	—	239,100
Depreciation and amortization	295,372	297,836
Unrealized foreign exchange loss and other	382	23,622
Stock-based compensation expense	228,067	193,742
Net gain on sale of assets	(683)	(161)
Deferred income taxes	(27,254)	(186,095)
Changes in assets and liabilities:
Accounts receivable	(55,365)	(300,289)
Inventories	(253,659)	(106,651)
Other assets	(78,129)	76,105
Accounts payable	64,569	42,390
Deferred system revenue	(195,991)	(117,512)
Deferred service revenue	(68,789)	64,610
Other liabilities	(139,583)	(168,579)
Net cash provided by operating activities	3,236,649	2,916,912
Cash flows from investing activities:
Capital expenditures	(286,657)	(234,851)
Proceeds from capital-related government assistance	16,782	315
Purchases of available-for-sale and equity securities	(2,850,686)	(2,024,564)
Proceeds from maturity and sale of available-for-sale securities	2,113,329	2,392,560
Purchases of trading securities	(229,727)	(88,275)
Proceeds from sale of trading securities	217,530	79,384
Other, net	2,451	(1,705)
Net cash provided by (used in) investing activities	(1,016,978)	122,864
Cash flows from financing activities:
Payment of debt issuance costs	(1,602)	—
Repayment of debt	—	(750,000)
Common stock repurchases	(1,718,772)	(1,724,249)
Payment of dividends to stockholders	(752,498)	(650,629)
Issuance of common stock	55,543	47,538
Tax withholding payments related to vested and released restricted stock units	(91,201)	(78,534)
Net cash used in financing activities	(2,508,530)	(3,155,874)
Effect of exchange rate changes on cash and cash equivalents	(3,039)	(3,009)
Net decrease in cash and cash equivalents	(291,898)	(119,107)
Cash and cash equivalents at beginning of period	2,078,908	1,977,129
Cash and cash equivalents at end of period	$1,787,010	$1,858,022
Supplemental cash flow disclosures:
Income taxes paid, net	$582,446	$655,822
Interest paid, net of capitalized interest	$270,586	$284,999
Non-cash activities:
Dividends payable - financing activities	$6,730	$6,360
Unsettled common stock repurchase - financing activities	$5,499	$5,499
Accrued purchases of land, property and equipment - investing activities	$31,941	$24,322
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).
7

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
The results of operations for the three and nine months ended March 31, 2026 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2026.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient to measure credit losses on current accounts receivable and contract assets arising from transactions accounted for under ASC 606. This practical expedient allows companies to assume the current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. The standard update is effective for our annual and interim reports beginning in the first quarter of our fiscal year ending June 30, 2027. The amendments in this ASU should be applied on a prospective basis and early adoption is permitted. We chose to early adopt ASU 2025-05 during the quarter ended March 31, 2026, and elected the practical expedient. Since we adopted it in an interim reporting period, we are required to apply the amendments as of the beginning of the annual reporting period containing this interim reporting period. The adoption did not have a material impact on our Consolidated Financial Statements or related disclosures.
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
NOTE 2 – REVENUE
The following table represents the opening and closing balances of accounts receivable, net, contract assets, long-term accounts receivable, net, and contract liabilities as of the indicated dates.

	As of	As of
(Dollar amounts in thousands)	March 31, 2026	June 30, 2025	$ Change	% Change
Accounts receivable, net	$2,304,454	$2,263,915	$40,539	2%
Contract assets	$100,906	$105,081	$(4,175)	(4)%
Long-term accounts receivable, net	$78,210	$—	$78,210	100%
Contract liabilities	$1,448,905	$1,713,689	$(264,784)	(15)%

Our payment terms and conditions vary by contract type, although terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of shipment, with the remainder payable within 30 days of acceptance.
The change in contract assets during the nine months ended March 31, 2026 was mainly due to $91.1 million of contract assets reclassified to accounts receivable, net, as our right to consideration for these contract assets became unconditional, partially offset by $87.2 million of revenue recognized for which the payment is subject to conditions other than passage of time. Contract assets are included in other current assets on our Condensed Consolidated Balance Sheets.
The change in contract liabilities during the nine months ended March 31, 2026 was mainly due the recognition as revenue of $1.18 billion that was included in contract liabilities as of June 30, 2025, partially offset by an increase in the value of products and services billed to customers for which control of the products and services has not transferred to the customers. Contract liabilities are included in current liabilities and non-current liabilities, classified as deferred system revenue or deferred service revenue, on our Condensed Consolidated Balance Sheets.
The following table represents the transaction price for contracts that have not yet been recognized as revenue as of March 31, 2026, which equals our contract liabilities, and when the Company expects to recognize the amounts as revenue:

(Dollar amounts in thousands)	Less than 12 months	12 to 24 months	24 months or greater	Total
Contract liabilities	$1,197,342	$170,588	$80,975	$1,448,905
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
Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis, as of the dates indicated below, were presented on our Condensed Consolidated Balance Sheets as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of March 31, 2026 (In thousands)	Total	(Level 1)	(Level 2)
Assets
Cash equivalents:
Corporate debt securities	$11,623	$—	$11,623
Money market funds and other	1,401,575	1,401,575	—
U.S. Treasury securities	9,949	—	9,949
Sovereign securities	5,045	—	5,045
Municipal securities	4,282	—	4,282
Marketable securities:
Corporate debt securities	1,183,003	—	1,183,003
Municipal securities	34,415	—	34,415
Sovereign securities	46,917	—	46,917
U.S. Government agency securities	98,950	98,950	—
U.S. Treasury securities	1,389,222	1,286,435	102,787
Equity securities	42,799	42,799	—
Total cash equivalents and marketable securities(1)	4,227,780	2,829,759	1,398,021
Other current assets:
Derivative assets	44,220	—	44,220
Other non-current assets:
Executive Deferred Savings Plan	371,868	356,883	14,985
Long-term accounts receivable, net	78,210	—	78,210
Total financial assets(1)	$4,722,078	$3,186,642	$1,535,436
Liabilities
Derivative liabilities	$(19,394)	$—	$(19,394)
Total financial liabilities	$(19,394)	$—	$(19,394)
________________
(1) Excludes cash of $292.0 million held in operating accounts and time deposits of $438.2 million (of which $62.6 million were cash equivalents) as of March 31, 2026.

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
We did not have any financial assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of March 31, 2026 or June 30, 2025.

NOTE 4 – FINANCIAL STATEMENT COMPONENTS
Condensed Consolidated Balance Sheets

	As of	As of
(In thousands)	March 31, 2026	June 30, 2025
Accounts receivable, net:
Accounts receivable, gross	$2,362,503	$2,297,930
Allowance for credit losses	(58,049)	(34,015)
	$2,304,454	$2,263,915
Inventories:
Customer service parts	$602,543	$600,769
Raw materials	1,648,430	1,491,786
Work-in-process	929,604	833,933
Finished goods	256,469	285,661
	$3,437,046	$3,212,149
Other current assets:
Prepaid expenses	$173,576	$201,053
Deferred costs of revenues	172,014	223,829
Contract assets	100,906	105,081
Prepaid income and other taxes	63,958	64,704
Other current assets	141,087	133,435
	$651,541	$728,102
Land, property and equipment, net:
Land	$86,654	$86,677
Buildings and leasehold improvements	1,236,963	1,132,176
Machinery and equipment	1,373,586	1,238,599
Office furniture and fixtures	80,482	73,993
Construction-in-process	220,756	207,807
	2,998,441	2,739,252
Less: accumulated depreciation	(1,634,657)	(1,486,477)
	$1,363,784	$1,252,775
Other non-current assets:
Executive Deferred Savings Plan(1)	$371,868	$349,530
Operating lease right of use assets	332,287	269,714
Long-term accounts receivable, net	78,210	—
Other non-current assets	163,781	154,370
	$946,146	$773,614
Other current liabilities:
Compensation and benefits	$470,913	$418,515
Customer deposits	411,202	636,369
Executive Deferred Savings Plan(1)	374,437	350,426
Income taxes payable	117,231	167,262
Operating lease liabilities	51,146	45,192
Interest payable	48,253	110,056
Other liabilities and accrued expenses	566,022	534,621
	$2,039,204	$2,262,441
Other non-current liabilities:
Income taxes payable	$254,498	$221,808
Operating lease liabilities	207,151	158,833
Pension liabilities	48,043	51,750
Customer deposits	9,653	6,823
Other non-current liabilities	189,312	170,418
	$708,657	$609,632

________________
(1)We have a non-qualified deferred compensation plan (known as the “Executive Deferred Savings Plan” or “EDSP”) under which certain employees and non-employee directors may defer a portion of their compensation. The expense (benefit) associated with changes in the EDSP liability included in selling, general and administrative (“SG&A”) was $(8.8) million and $(7.9) million in the three months ended March 31, 2026 and 2025, respectively, and was $15.8 million and $13.4 million during the nine months ended March 31, 2026 and 2025, respectively. The amount of net gains (losses) associated with changes in the EDSP assets included in SG&A expense was $(9.0) million and $(9.1) million in the three months ended March 31, 2026 and 2025, respectively, and was $15.4 million and $12.3 million during the nine months ended March 31, 2026 and 2025, respectively. For additional details, refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) (“AOCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of March 31, 2026	$(65,859)	$(848)	$46,167	$(11,440)	$(31,980)

Balance as of June 30, 2025	$(57,277)	$5,792	$64,798	$(12,112)	$1,201
The effects on net income of amounts reclassified from AOCI to the Condensed Consolidated Statements of Operations for the indicated periods were as follows (in thousands; amounts in parentheses indicate debits or reductions to earnings):

AOCI Components		Three Months Ended		Nine Months Ended
	Location in the Condensed Consolidated Statement of Operations	March 31,		March 31,
		2026	2025	2026	2025
Unrealized gains (losses) on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$2,071	$2,680	$4,474	$6,226
	Costs of revenues and operating expenses	11,436	(2,146)	31,896	(1,692)
	Interest expense	758	758	2,275	2,526
	Net gains reclassified from AOCI	$14,265	$1,292	$38,645	$7,060
Unrealized gains on available-for-sale securities	Other expense (income), net	$170	$9	$482	$9

NOTE 5 – MARKETABLE SECURITIES
The amortized cost and fair value of our fixed income marketable securities as of the dates indicated below were as follows:

As of March 31, 2026 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$1,194,203	$1,851	$(1,428)	$1,194,626
Money market funds and other	1,401,575	—	—	1,401,575
Municipal securities	38,648	54	(5)	38,697
Sovereign securities	51,985	—	(23)	51,962
U.S. Government agency securities	98,771	265	(86)	98,950
U.S. Treasury securities	1,400,879	1,365	(3,073)	1,399,171
Subtotal	4,186,061	3,535	(4,615)	4,184,981
Add: Time deposits(1)	438,179	—	—	438,179
Less: Cash equivalents	1,495,035	—	(4)	1,495,031
Marketable securities(2)	$3,129,205	$3,535	$(4,611)	$3,128,129

As of June 30, 2025 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$957,256	$4,456	$(66)	$961,646
Money market funds and other	1,531,022	—	—	1,531,022
Municipal securities	57,445	129	(1)	57,573
U.S. Government agency securities	116,436	458	(58)	116,836
U.S. Treasury securities	885,101	2,787	(329)	887,559
Subtotal	3,547,260	7,830	(454)	3,554,636
Add: Time deposits(1)	478,191	—	—	478,191
Less: Cash equivalents	1,641,074	1	(1)	1,641,074
Marketable securities(2)	$2,384,377	$7,829	$(453)	$2,391,753
________________
(1) Time deposits excluded from fair value measurements.
(2) Excludes equity marketable securities.
Our investment portfolio includes both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of our unrealized losses are due to changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all these investments upon maturity. As of March 31, 2026, we had 448 investments in a gross unrealized loss position. The following table summarizes the fair value and gross unrealized losses of our investments that were in an unrealized loss position as of the dates indicated below.

As of March 31, 2026	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$510,703	$(1,428)	$—	$—	$510,703	$(1,428)
Municipal securities	10,794	(5)	—	—	10,794	(5)
Sovereign securities	51,962	(23)	—	—	51,962	(23)
U.S. Government agency securities	38,937	(86)	—	—	38,937	(86)
U.S. Treasury securities	883,043	(3,073)	—	—	883,043	(3,073)
Total	$1,495,439	$(4,615)	$—	$—	$1,495,439	$(4,615)

As of June 30, 2025	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$98,149	$(63)	$2,528	$(3)	$100,677	$(66)
Municipal securities	5,774	(1)	—	—	5,774	(1)
U.S. Government agency securities	32,780	(58)	—	—	32,780	(58)
U.S. Treasury securities	238,627	(297)	20,330	(32)	258,957	(329)
Total	$375,330	$(419)	$22,858	$(35)	$398,188	$(454)
The contractual maturities of securities classified as available-for-sale, regardless of their classification on our Condensed Consolidated Balance Sheets, as of the date indicated below were as follows:

As of March 31, 2026 (In thousands)	Amortized Cost	Fair Value
Due within one year	$1,464,028	$1,465,331
Due after one year through three years	1,665,177	1,662,798
Total	$3,129,205	$3,128,129
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities for the three and nine months ended March 31, 2026 and 2025 were immaterial.
The costs for our equity marketable securities were $22.9 million as of both March 31, 2026, and June 30, 2025. Unrealized gains and losses for our equity marketable securities for the three and nine months ended March 31, 2026 and 2025 were immaterial.
NOTE 6 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in business combinations.
The following table presents changes in goodwill carrying value by reportable segment during the nine months ended March 31, 2026:

(In thousands)	Semiconductor Process Control	Specialty Semiconductor Process	Printed Circuit Board (“PCB”) and Component Inspection	Total
Balances as of June 30, 2025	$759,885	$681,858	$350,450	$1,792,193
Foreign currency adjustments	(1,452)	(816)	(1,442)	(3,710)
Balances as of March 31, 2026	$758,433	$681,042	$349,008	$1,788,483
As of March 31, 2026, and June 30, 2025, goodwill is net of accumulated impairment losses of $277.6 million and $70.5 million in the Semiconductor Process Control and PCB and Component Inspection reportable segments, respectively.
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

As of March 31, 2026, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the annual assessment performed in the second quarter of the fiscal year 2026.
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
Purchased Intangible Assets
Changes in the gross carrying amount of intangible assets result from changes in foreign currency exchange rates and acquisitions. The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)	As of March 31, 2026			As of June 30, 2025
Category	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	$1,555,974	$1,334,803	$221,171	$1,555,688	$1,222,520	$333,168
Customer relationships	358,036	309,616	48,420	359,555	285,274	74,281
Trade name / Trademark	119,346	119,346	—	119,409	113,210	6,199
Order backlog and other	91,100	85,021	6,079	89,309	84,419	4,890
Intangible assets subject to amortization	2,124,456	1,848,786	275,670	2,123,961	1,705,423	418,538
In-process research and development	44,874	19,827	25,047	46,074	19,827	26,247
Total	$2,169,330	$1,868,613	$300,717	$2,170,035	$1,725,250	$444,785
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
As of March 31, 2026, there were no impairment indicators for purchased intangible assets.
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

Total impairment charges for goodwill and purchased intangible assets of $239.1 million were recognized as separate charges and included in income (loss) from operations in the nine months ended March 31, 2025.
Amortization expense for purchased intangible assets was $47.3 million and $145.8 million for the three and nine months ended March 31, 2026, respectively, and $53.9 million and $169.5 million for the three and nine months ended March 31, 2025, respectively.
Based on the purchased intangible assets gross carrying amount recorded as of March 31, 2026, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal year ending June 30:	Amortization (In thousands)
2026 (remaining three months)	$44,846
2027	129,024
2028	49,123
2029	35,566
2030	14,760
2031 and thereafter	2,351
Total	$275,670
The expected amortization expense is an estimate. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets and other events.
NOTE 7 – DEBT
The following table summarizes our debt as of March 31, 2026 and June 30, 2025:

	As of March 31, 2026		As of June 30, 2025
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 4.100% Senior Notes due on March 15, 2029	$800,000	4.159%	$800,000	4.159%
Fixed-rate 4.650% Senior Notes due on July 15, 2032	1,000,000	4.657%	1,000,000	4.657%
Fixed-rate 4.700% Senior Notes due on February 1, 2034	500,000	4.777%	500,000	4.777%
Fixed-rate 5.650% Senior Notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Fixed-rate 5.000% Senior Notes due on March 15, 2049	400,000	5.047%	400,000	5.047%
Fixed-rate 3.300% Senior Notes due on March 1, 2050	750,000	3.302%	750,000	3.302%
Fixed-rate 4.950% Senior Notes due on July 15, 2052	1,450,000	5.023%	1,450,000	5.023%
Fixed-rate 5.250% Senior Notes due on July 15, 2062	800,000	5.259%	800,000	5.259%

Total	5,950,000		5,950,000
Unamortized discount	(22,239)		(23,338)
Unamortized debt issuance costs	(40,698)		(42,405)
Total	$5,887,063		$5,884,257
Reported as:
Long-term debt	5,887,063		5,884,257
Total	$5,887,063		$5,884,257
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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of March 31, 2026 and June 30, 2025 was $5.46 billion and $5.54 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of March 31, 2026, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility
On July 3, 2025, we entered into a revolving credit facility (“Revolving Credit Facility”) with a maturity date of July 3, 2030 that allows us to borrow up to $1.50 billion, pursuant to the terms set forth in the credit agreement (“Credit Agreement”). Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $500.0 million in the aggregate. As of March 31, 2026, we had no outstanding borrowings under the Revolving Credit Facility.
Under the Revolving Credit Facility, we may borrow, repay and reborrow funds until the maturity date, which may be extended following the exercise of no more than two one-year extension options with the consent of the lenders. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility can be made as Term Secured Overnight Financing Rate (“SOFR”) Loans or Alternate Base Rate (“ABR”) Loans, at the Company’s option. In the event that Term SOFR is unavailable, any Term SOFR elections will be converted to Daily Simple SOFR, as long as it is available. Each Term SOFR Loan will bear interest at a rate per annum equal to the applicable Adjusted Term SOFR rate, which is equal to the applicable Term SOFR rate plus a spread ranging from 62.5 bps to 100.0 bps, as determined by the Company’s credit ratings at the time. Each ABR Loan will bear interest at a rate per annum equal to the ABR, as determined by the Company’s credit ratings at the time. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 4.0 bps to 10.0 bps, subject to an adjustment in conjunction with changes to our credit rating. The applicable interest rates and commitment fees are also subject to adjustment based on the Company’s performance against certain environmental sustainability key performance indicators (“KPI”) related to greenhouse gas emissions and renewable electricity usage. Our performance against these KPIs in calendar year 2024 resulted in reductions to the fees associated with our Revolving Credit Facility. As of March 31, 2026, the applicable commitment fee on the daily undrawn balance of the Revolving Credit Facility was 5.5 bps.
Under the Revolving Credit Facility, the maximum net leverage ratio on a quarterly basis is 3.25 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which may be increased to 3.75 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of March 31, 2026, our maximum allowed net leverage ratio was 3.25 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of March 31, 2026.
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
Lease expense was $16.6 million and $44.5 million for the three and nine months ended March 31, 2026, respectively, and $13.1 million and $38.0 million for the three and nine months ended March 31, 2025, respectively. Expenses related to short-term leases, which were not recorded on the Condensed Consolidated Balance Sheets, were not material for the three and nine months ended March 31, 2026 and 2025. As of March 31, 2026 and June 30, 2025, the weighted-average remaining lease term was 6.7 and 6.2 years, respectively, and the weighted-average discount rate for operating leases was 3.77% and 4.06% as of March 31, 2026 and June 30, 2025, respectively.
Supplemental cash flow information related to leases was as follows:

	Nine Months Ended March 31,
In thousands	2026	2025
Operating cash outflows from operating leases	$41,264	$33,759
Right of use assets obtained in exchange for new operating lease liabilities	$87,116	$43,369
Maturities of lease liabilities as of March 31, 2026 were as follows:

Fiscal Year Ending June 30:	(In thousands)
2026 (remaining three months)	$15,015
2027	59,001
2028	49,330
2029	38,905
2030	35,153
2031 and thereafter	98,962
Total lease payments	296,366
Less imputed interest	(38,069)
Total	$258,297
As of March 31, 2026, we did not have material leases that had not yet commenced.
NOTE 9 – EQUITY AND LONG-TERM INCENTIVE COMPENSATION PLANS
As of March 31, 2026, 9.3 million shares remained available for issuance under the KLA Corporation 2023 Incentive Award Plan (“2023 Plan”). In addition, we have an Employee Stock Purchase Plan (“ESPP”), which enables eligible employees to purchase our common stock. We also offer a cash-based long-term incentive program (“Cash LTI”) to eligible employees.
For details of the 2023 Plan, ESPP and Cash LTI plans, refer to Note 10 “Equity, Long-Term Incentive Compensation Plans and Non-Controlling Interest” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
Equity Incentive Plans - General Information
The following table summarizes the combined activity under our equity incentive plans:

(In thousands)	Available For Grant(1)
Balance as of June 30, 2025	9,574
Restricted stock units granted(2)	(324)
Restricted stock units granted adjustment(3)	53
Restricted stock units canceled	41
Balance as of March 31, 2026	9,344

__________________
(1)The number of restricted stock units (“RSU”) reflects the application of the award multiplier of 2.0x to calculate the impact of the award on the shares reserved under the 2023 Plan.
(2)Includes RSUs granted to senior management during the nine months ended March 31, 2026 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such RSUs that are deemed to have been earned) (“performance-based RSU”). This line item includes all such performance-based RSUs granted during the nine months ended March 31, 2026 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.1 million shares for the nine months ended March 31, 2026 reflect the application of the multiplier described above).
(3)Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the nine months ended March 31, 2026.
The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. The fair value for RSUs granted with “dividend equivalent” rights is determined using the closing price of our common stock on the grant date.
The following table shows stock-based compensation (“SBC”) expense for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2026	2025	2026	2025
SBC expense by:
Costs of revenues	$16,832	$12,875	$42,328	$33,133
R&D	26,370	20,726	69,326	55,151
SG&A	40,736	36,600	116,413	105,458
Total SBC expense	$83,938	$70,201	$228,067	$193,742
SBC capitalized as inventory was $32.5 million and $26.3 million as of March 31, 2026 and June 30, 2025, respectively.
Restricted Stock Units
The following table shows the activity and weighted-average grant date fair values for RSUs during the nine months ended March 31, 2026:

	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding RSUs as of June 30, 2025(2)	1,292	$536.30
Granted(3)	162	$933.85
Granted adjustments(4)	(27)	$397.40
Vested and released	(234)	$436.47
Forfeited	(19)	$574.36
Outstanding RSUs as of March 31, 2026(2)	1,174	$613.65
__________________
(1)Share numbers reflect actual shares subject to awarded RSUs.
(2)Includes performance-based RSUs.
(3)This line item includes performance-based RSUs granted during the nine months ended March 31, 2026 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.1 million shares for the nine months ended March 31, 2026, reflect the application of the multiplier described above).
(4)Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the nine months ended March 31, 2026.
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

As of March 31, 2026, the unrecognized SBC expense balance related to RSUs was $436.1 million, excluding the impact of estimated forfeitures, and will be recognized over an estimated weighted-average amortization period of 1.1 years. The intrinsic value of outstanding RSUs as of March 31, 2026 was $1.73 billion.
NOTE 10 – STOCK REPURCHASE PROGRAM
Our Board of Directors has authorized a program that permits us to repurchase our common stock, including an increase in the authorized repurchase amount of $7.00 billion in the third quarter of fiscal 2026. The stock repurchase program has no expiration date and may be suspended at any time. The intent of the program is, in part, to mitigate the potential dilutive impact related to our equity incentive plans and shares issued in connection with our ESPP as well as to return excess cash to our stockholders. Any and all share repurchase transactions are subject to market conditions and applicable legal requirements.
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
As of March 31, 2026, an aggregate of $10.31 billion of authorization was available for repurchase under the stock repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2026	2025	2026	2025
Number of shares of common stock repurchased	440	711	1,523	2,430
Total cost of repurchases	$631,913	$511,703	$1,733,866	$1,738,612
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
The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share amounts)	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Numerator:
Net income	$1,200,990	$1,088,416	$3,467,712	$2,858,794
Denominator:
Weighted-average shares - basic, excluding unvested RSUs	130,909	132,607	131,318	133,361
Effect of dilutive RSUs and options	841	696	755	705
Weighted-average shares - diluted	131,750	133,303	132,073	134,066
Basic net income per share	$9.17	$8.21	$26.41	$21.44
Diluted net income per share	$9.12	$8.16	$26.26	$21.32
Anti-dilutive securities excluded from the computation of diluted net income per share	—	5	1	39

NOTE 12 – INCOME TAXES
The following table provides details of income taxes:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollar amounts in thousands)	2026	2025	2026	2025
Income before income taxes	$1,416,761	$1,264,433	$4,056,540	$3,315,649
Provision for income taxes	$215,771	$176,017	$588,828	$456,855
Effective tax rate	15.2%	13.9%	14.5%	13.8%
Our effective tax rate was lower than the U.S. federal statutory rate during the three and nine months ended March 31, 2026, primarily due to the proportion of earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate and the proportion of U.S. earnings eligible for the Foreign Derived Intangible Income deduction.
In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to U.S. federal income tax examinations for all years beginning from the fiscal year ended June 30, 2022 and are under U.S. federal income tax examination for the fiscal year ended June 30, 2018. We have completed the federal income tax examination for the fiscal years ended June 30, 2019 and June 30, 2020. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2021. We are also subject to examinations in other major foreign jurisdictions, including Singapore and Israel, for all years beginning from the calendar year ended December 31, 2019. We have completed the audit in Israel for calendar year ended December 31, 2019 to the fiscal year ended June 30, 2022. We believe our current unrecognized tax benefits are sufficient. It is possible that certain examinations may be concluded in the next 12 months. The timing and resolution of income tax examinations are uncertain. Given the uncertainty around the timing of the resolution of these ongoing examinations, we are unable to estimate the full range of possible adjustments to our unrecognized tax benefits within the next 12 months.
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
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA provides for several permanent changes to the U.S. tax code among other items, including modifying the Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income rules from the Tax Cuts and Jobs Act; restoring full expensing for domestic research expenses; and reinstating 100% bonus depreciation provisions. ASC 740, Income Taxes, requires that the tax effects of changes in tax rates and laws be recognized in the period in which the legislation is enacted. The OBBBA provisions will result in an increase to our cash flows from operating activities and an increase to our effective tax rate in our fiscal year ending June 30, 2026. The effective tax rate changes have been reflected in the consolidated financial statements for the three and nine months ended March 31, 2026, and did not have a material impact to our Condensed Consolidated Financial Statements.
In November 2024, Singapore adopted the Pillar Two GLoBE rules under the Minimum Tax Act, which includes a domestic minimum tax of 15% that is effective for us in the current fiscal year. There was no material impact to our Condensed Consolidated Financial Statements during the three and nine months ended March 31, 2026. The Pillar Two GLoBE rules are deemed an alternative minimum tax so we did not recognize any deferred taxes for the estimated effects of the future minimum tax under current GAAP.
California Governor Newsom approved the 2024-25 California State Budget on June 27, 2024, which includes a provision to suspend the use of all net operating losses and limits the use of R&D tax credits to $5 million for tax years 2024 through 2026. This provision is effective in our fiscal years ended June 30, 2025 through September 30, 2027. There was no material tax impact to our Condensed Consolidated Financial Statements during the three and nine months ended March 31, 2026.
In December 2021, the OECD’s Inclusive Framework on Base Erosion and Profit Shifting released GLoBE rules under Pillar Two. For the countries that have enacted legislation to adopt the Pillar Two GLoBE rules, the provisions requiring a 15% minimum effective tax rate on income earned in the respective countries and a global 15% minimum effective top-up tax are effective for us beginning in our fiscal year ended June 30, 2025. There was no material tax impact to our Condensed Consolidated Financial Statements from these Pillar Two provisions during the three and nine months ended March 31, 2026.
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LC for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2026	2025	2026	2025
Receivables sold under factoring agreements	$109,405	$59,734	$286,197	$143,439
Proceeds from sales of LC	$22,128	$20,188	$43,122	$55,525
Factoring and LC fees for the sale of certain trade receivables were recorded in other expense (income), net and were not material for the periods presented. KLA may continue servicing the receivables that are sold.
Purchase Commitments. We maintain commitments to purchase inventory from our suppliers as well as goods, services and other assets in the ordinary course of business. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed between the parties. This forecasted time-horizon can vary among different suppliers. Our estimate of our significant purchase commitments primarily for material, services, supplies and asset purchases is approximately $4.83 billion as of March 31, 2026, a majority of which are due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash LTI Plan. As of March 31, 2026, we have committed $114.6 million for future payment obligations under our Cash LTI Plan. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three- or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date.
Guarantees, Contingencies and Other. We maintain guarantee arrangements available through various financial institutions for up to $156.5 million, of which $124.6 million had been issued as of March 31, 2026, primarily to fund guarantees to customs authorities for value-added tax and other operating requirements of our consolidated subsidiaries worldwide.
We have a duty drawback program that allows for the recovery of certain import duties upon the export of qualifying goods. Our accounting policy is to recognize a receivable for duty drawback upon submission of a qualifying claim to U.S. Customs and Border Protection when recovery is considered probable and estimable.
In February 2026, the U.S. Supreme Court held that certain tariffs imposed under the International Emergency Economic Powers Act were not authorized. As a result, we are evaluating the appropriate method and timing of potential recovery of duties previously paid. While the administrative process for obtaining refunds under this ruling has been outlined, the timing and the potential for legal challenges remains uncertain. Any changes in the administrative process or regulations arising from legal challenges could impact our results of operations and cash flows, though the effect is not expected to be material.
In January 2025, we entered into a long-term virtual power purchase agreement to purchase a portion of the output generated from a solar energy project for a fixed price. As part of this agreement, we will also receive renewable energy credits commensurate with the power we acquire. These credits can be applied against our greenhouse gas emissions, accelerating the progress towards our goals of 100% renewable electricity across our global operations by 2030, reduction of our Scope 1 and 2 emissions from our 2021 baseline by 50% by 2030 and achievement of net zero Scope 1 and Scope 2 emissions by 2050. This agreement had no material impact on our results of operations, financial condition or cash flows during the three and nine months ended March 31, 2026 or during the three months ended March 31, 2025.
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
Since fiscal 2015, we have entered into five sets of forward contracts, generally to hedge the benchmark interest rate on portions of our Senior Notes prior to issuance (collectively, “Rate Lock Agreements”). Upon issuance of the associated debt, the Rate Lock Agreements were settled and their fair values were recorded within AOCI. The resulting gains and losses from these transactions are amortized to interest expense over the lives of the associated debt. As of March 31, 2026, the aggregate unamortized portion of the fair value of the forward contracts for the Rate Lock Agreements was a $42.2 million net gain.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2026	2025	2026	2025
Derivatives Designated as Cash Flow Hedging Instruments:
Foreign exchange contracts:
Amounts included in the assessment of effectiveness	$(288)	$(1,893)	$15,406	$3,254
Amounts excluded from the assessment of effectiveness	$18	$42	$93	$(118)
Derivatives Designated as Net Investment Hedging Instruments:
Foreign exchange contracts(1):	$193	$1,730	$25,775	$3,443
__________________
(1)No amounts were reclassified from AOCI into earnings related to the sale of a subsidiary, as there were no such sales during the periods presented.
The locations and amounts of designated and non-designated derivatives’ gains and losses reported in the Condensed Consolidated Statements of Operations for the indicated periods were as follows:

	Three Months Ended March 31,				Three Months Ended March 31,
	2026				2025
(In thousands)	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$3,415,078	$2,007,569	$70,423	$(79,675)	$3,063,029	$1,762,637	$71,889	$(35,930)
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains reclassified from AOCI to earnings	$—	$—	$758	$—	$—	$—	$758	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from AOCI to earnings	$2,293	$11,436	$—	$—	$3,006	$(2,146)	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(222)	$—	$—	$6,806	$(326)	$—	$—	$363
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$1	$—	$—	$—	$(7,790)

	Nine Months Ended March 31,				Nine Months Ended March 31,
	2026				2025
(In thousands)	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$9,921,920	$5,815,088	$211,166	$(160,874)	$8,981,421	$5,558,054	$229,041	$(121,323)
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains reclassified from AOCI to earnings	$—	$—	$2,275	$—	$—	$—	$2,526	$—
Foreign exchange contracts:
Amount of gains (losses) reclassified from AOCI to earnings	$5,112	$31,896	$—	$—	$7,435	$(1,692)	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(638)	$—	$—	$16,345	$(1,209)	$—	$—	$6,336
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$13,099	$—	$—	$—	$(4,390)
The U.S. dollar equivalent of all outstanding notional amounts of foreign currency hedge contracts and rate lock agreements, with maximum remaining maturities of approximately 12 months as of the dates indicated below, were as follows:

	As of	As of
(In thousands)	March 31, 2026	June 30, 2025
Cash flow hedge contracts - foreign currency
Purchase	$505,004	$405,349
Sell	$88,114	$159,475
Net investment hedge contracts - foreign currency
Sell	$390,677	$384,130
Other foreign currency hedge contracts
Purchase	$647,088	$618,844
Sell	$572,240	$429,643
The locations and fair value of our derivatives reported in our Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	As of	As of	Balance Sheet	As of	As of
	Location	March 31, 2026	June 30, 2025	Location	March 31, 2026	June 30, 2025
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$33,949	$29,492	Other current liabilities	$(8,831)	$(24,331)
Total derivatives designated as hedging instruments		33,949	29,492		(8,831)	(24,331)
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	10,271	30,011	Other current liabilities	(10,563)	(4,284)
Total derivatives not designated as hedging instruments		10,271	30,011		(10,563)	(4,284)
Total derivatives		$44,220	$59,503		$(19,394)	$(28,615)

The changes in AOCI, before taxes, related to derivatives for the indicated periods were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2026	2025	2026	2025
Beginning AOCI	$83,541	$69,835	$66,570	$68,903
Amount reclassified to earnings as net gains	(14,265)	(1,292)	(38,645)	(7,060)
Net change in unrealized gains (losses)	(77)	(121)	41,274	6,579
Ending AOCI	$69,199	$68,422	$69,199	$68,422
As of March 31, 2026, the net gain reported in AOCI that is expected to be reclassified into earnings within the next 12 months is $14.3 million.
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

As of March 31, 2026				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$44,220	$—	$44,220	$(17,298)	$—	$26,922
Derivatives - liabilities	$(19,394)	$—	$(19,394)	$17,298	$—	$(2,096)

As of June 30, 2025				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$59,503	$—	$59,503	$(28,615)	$—	$30,888
Derivatives - liabilities	$(28,615)	$—	$(28,615)	$28,615	$—	$—
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

The following is a summary of results for each of our three reportable segments for the indicated periods:

(In thousands)	Semiconductor Process Control	Specialty Semiconductor Process	PCB and Component Inspection	Total
For the three months ended March 31, 2026
Revenue	$3,083,912	$164,028	$167,642	$3,415,582
Less:
Cost of revenue	1,127,180	88,505	80,956
R&D	344,303	13,806	29,905
SG&A	240,772	11,524	24,033
Other segment items (1)	8,805	26,754	11,420
Segment profit	$1,362,852	$23,439	$21,328	$1,407,619
For the three months ended March 31, 2025
Revenue	$2,738,817	$156,500	$168,552	$3,063,869
Less:
Cost of revenue	973,623	72,673	87,453
R&D	289,222	12,827	30,414
SG&A	198,305	10,415	23,909
Other segment items (1)	10,062	27,199	16,402
Segment profit	$1,267,605	$33,386	$10,374	$1,311,365
For the nine months ended March 31, 2026
Revenue	$8,987,952	$424,360	$509,305	$9,921,617
Less:
Cost of revenue	3,269,059	223,734	254,571
R&D	989,147	44,223	99,018
SG&A	693,436	34,912	75,002
Other segment items (1)	28,294	81,316	35,397
Segment profit	$4,008,016	$40,175	$45,317	$4,093,508
For the nine months ended March 31, 2025
Revenue	$8,069,711	$445,241	$467,615	$8,982,567
Less:
Cost of revenue	2,924,658	215,798	273,453
R&D	862,992	34,145	101,750
SG&A	607,133	38,117	77,962
Other segment items (1)	32,185	81,763	294,166
Segment profit (loss)	$3,642,743	$75,418	$(279,716)	$3,438,445
__________________
(1)Other segment items for each reportable segment includes:
•Semiconductor Process Control — amortization of purchased intangible assets and acquisition related expenses.
•Specialty Semiconductor Process — amortization of purchased intangible assets.
•PCB and Component Inspection — amortization of purchased intangible assets for all periods presented and impairment of goodwill and purchased intangible assets for the nine months ended March 31, 2025.

The following table reconciles total reportable segment revenue to total revenue for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2026	2025	2026	2025
Total revenues for reportable segments	$3,415,582	$3,063,869	$9,921,617	$8,982,567
Effects of changes in foreign currency exchange rates	(504)	(840)	303	(1,146)
Total revenues	$3,415,078	$3,063,029	$9,921,920	$8,981,421
The following table reconciles total segment profit to total income before income taxes for the indicated periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In thousands)	2026	2025	2026	2025
Total segment profit	$1,407,619	$1,311,365	$4,093,508	$3,438,445
Unallocated amounts (1)	110	10,973	(13,324)	15,078
Interest expense	70,423	71,889	211,166	229,041
Other expense (income), net	(79,675)	(35,930)	(160,874)	(121,323)
Income before income taxes	$1,416,761	$1,264,433	$4,056,540	$3,315,649
__________________
(1)Unallocated amounts include effects of changes in exchange rates, restructuring costs and other corporate expenses.
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
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2026		2025		2026		2025
Revenues:
Taiwan	$869,110	25.5%	$988,470	32.3%	$2,507,705	25.3%	$2,331,672	26.0%
China	829,583	24.3%	792,884	25.9%	3,091,630	31.2%	3,083,713	34.3%
Korea	681,060	19.9%	378,548	12.4%	1,459,747	14.7%	974,656	10.9%
North America	410,241	12.0%	293,980	9.6%	1,102,379	11.1%	1,081,114	12.0%
Europe and Israel	247,323	7.2%	170,056	5.5%	559,469	5.6%	449,142	5.0%
Rest of Asia	197,387	5.8%	100,440	3.3%	496,357	5.0%	305,290	3.4%
Japan	180,374	5.3%	338,651	11.0%	704,633	7.1%	755,834	8.4%
Total	$3,415,078	100.0%	$3,063,029	100.0%	$9,921,920	100.0%	$8,981,421	100.0%
The following is a summary of revenues by major product categories for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended March 31,				Nine Months Ended March 31,
	2026		2025		2026		2025
Revenues:
Wafer Inspection	$1,739,671	51%	$1,495,685	49%	$4,849,697	49%	$4,427,238	49%
Patterning	615,076	18%	636,415	21%	1,978,664	20%	1,743,504	20%
Specialty Semiconductor Process	144,199	4%	138,376	4%	366,006	4%	394,165	4%
PCB and Component Inspection	95,148	3%	104,254	3%	292,794	3%	270,489	3%
Services	774,791	23%	669,208	22%	2,305,534	23%	1,980,749	22%
Other	46,193	1%	19,091	1%	129,225	1%	165,276	2%
Total	$3,415,078	100%	$3,063,029	100%	$9,921,920	100%	$8,981,421	100%

Wafer Inspection and Patterning products are offered in the Semiconductor Process Control segment. Services are offered in multiple segments. Other includes primarily refurbished systems, remanufactured legacy systems, and enhancements and upgrades for previous-generation products that are part of the Semiconductor Process Control segment.
In the three months ended March 31, 2026, two customers accounted for approximately 19% and 11% of total revenues each. In the three months ended March 31, 2025, one customer accounted for approximately 23% of total revenues. In the nine months ended March 31, 2026, one customer accounted for approximately 17% of total revenues. In the nine months ended March 31, 2025, one customer accounted for approximately 20% of total revenues. Three customers and two customers on an individual basis accounted for greater than 10% of accounts receivable, net, at March 31, 2026 and June 30, 2025, respectively.
Land, property and equipment, net by geographic region as of the dates indicated below were as follows:

	As of	As of
(In thousands)	March 31, 2026	June 30, 2025
Land, property and equipment, net:
United States	$768,968	$728,162
Europe	285,242	253,848
Singapore	178,574	153,052
Rest of Asia	71,784	49,109
Israel	59,216	68,604
Total	$1,363,784	$1,252,775
NOTE 17 – RESTRUCTURING CHARGES
From time to time, management approves restructuring plans including workforce reductions in an effort to streamline operations.
Restructuring charges were $0.2 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively. Restructuring charges were $0.9 million and $5.6 million for the nine months ended March 31, 2026 and 2025, respectively. The charges for fiscal years 2026 and 2025 include severance and related charges for the restructuring of the former PCB and Display operating segment, as a result of exiting the Display business. As of March 31, 2026 and June 30, 2025, the accrual for restructuring charges was $4.9 million and $5.9 million, respectively.

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
•The war between Ukraine and Russia, the armed conflict in Iran and elsewhere in the Middle East, and the significant military activity in those regions;
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
EXECUTIVE SUMMARY
We are a leading supplier of process control and yield management solutions and services for the semiconductor and related electronics industries. Our broad portfolio of inspection and metrology products, and related service, software and other offerings, support R&D and manufacturing of integrated circuits (“IC”), wafers and reticles. Our products, services and expertise are used by our customers to measure, detect, analyze and resolve critical and nanometric level product defects, helping them to manage manufacturing process challenges and to obtain higher finished product yields at lower cost. We also offer advanced technology solutions to address various manufacturing needs of printed circuit boards (“PCB”), specialty semiconductor devices and other electronic components, including advanced packaging, light-emitting diode (“LED”), power devices, compound semiconductor, and data storage industries, as well as general materials research. In addition, our services business has grown consistently year-over-year and accounted for approximately 23% of our total revenues in the third quarter of fiscal 2026. Our services revenue, which is generated largely from recurring “subscription-like” contracts, increases the value of our contract offerings and extension of system lifetimes resulting from growth in legacy semiconductor markets.

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
The semiconductor industry continues to experience significant market expansion and diversification. High-performance computing and data centers, fueled by widespread adoption of AI, are driving industry growth. We expect this momentum to continue during calendar year 2026. AI is a technology inflection point driving innovation and demand at the leading edge, and we believe our portfolio of products is uniquely positioned to support leading-edge demand and the ongoing AI buildout. Our semiconductor customers generally operate in one or both of the major semiconductor device manufacturing markets: memory and foundry/logic. End-market demand drivers that are expected to continue to benefit KLA in the long term include adoption of extreme ultraviolet lithography (“EUV”) in high volume manufacturing for Logic and DRAM memory (including high-bandwidth memory), which drives new process control requirements and growth in key markets for KLA. Demand for advanced semiconductor technologies, particularly evident in the 2-nanometer node, which is seeing higher levels of investment and process control intensity, continues to drive investments in AI. Increasing complexity and value of semiconductor packages, particularly for AI and high-performance computing applications, is also driving significant growth in our advanced packaging business. The digitization of all industries, including 5G markets, advances in healthcare and industrial applications, together with the increasing adoption of electric vehicles and intelligence in automobiles, are powering leading-edge design node technology investments and capacity expansions.
While we continue to invest in technological innovation, factors such as delays from customers in adopting new chips and technology methods could impact process control capital intensity. Pushouts or cancellations of deliveries to our customers could cause earnings volatility, due to the timing of revenue recognition as well as increased risk of inventory-related charges. Geopolitical factors, such as government regulations and tariffs, have had an adverse impact on our results of operations. However, despite these headwinds, our total revenues and net income improved in the three months ended March 31, 2026 compared to the three months ended March 31, 2025. Looking ahead, while we expect continued revenue growth in calendar year 2026, escalating costs for DRAM chips used in the Company’s image computers will continue to negatively impact our gross margin, though we expect this impact to be transitory.
We are continuously assessing the aggregate potential impact of government regulations, tariffs and other geopolitical risks on our financial results and operations. See Part II, Item 1A “Risk Factors” below, and also Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2025 for more information regarding how such actions by the U.S. government or another country could significantly impact our ability to provide our products and services to existing and potential customers, especially in China, and adversely affect our business, financial condition and results of operations.
The following table sets forth some of our key quarterly unaudited financial information:

(Dollar amounts in thousands, except net income per share)	Three Months Ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Total revenues	$3,415,078	$3,297,146	$3,209,696	$3,174,741	$3,063,029
Costs of revenues	$1,327,672	$1,271,210	$1,243,070	$1,207,286	$1,175,689
Gross margin	61.1%	61.4%	61.3%	62.0%	61.6%
Net income(1)	$1,200,990	$1,145,682	$1,121,040	$1,202,849	$1,088,416
Diluted net income per share(2)	$9.12	$8.68	$8.47	$9.06	$8.16
__________________
(1)For the explanation why our net income increased to $1.20 billion in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, refer to the “Results of Operations” section below, as the change is a result of movements in various income statement line items.

(2)Diluted net income per share is computed independently for each of the quarters presented based on the weighted-average fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly diluted net income per share information may not equal annual (or other multiple-quarter calculations of) diluted net income per share.
We continue to focus on returning cash to our investors, making $626.0 million in share repurchases and paying $248.8 million in dividends in the three months ended March 31, 2026. Our Board of Directors has authorized a program that permits us to repurchase our common stock, including an increase in the authorized repurchase amount of $7.00 billion in the third quarter of fiscal 2026. As of March 31, 2026, we had $10.31 billion of repurchase authority remaining. In March 2026, we also announced an increase in the dividend level to $2.30 per share per quarter, which was our 17th consecutive annual dividend increase. Refer to the “Liquidity and Capital Resources” section below for more information on our strong cash flow generation and strategy of returning excess cash to our stockholders.
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

	Three Months Ended March 31,		Q3 FY26 vs. Q3 FY25
(Dollar amounts in thousands)	2026	2025
Revenues:
Product	$2,640,287	$2,393,821	$246,466	10%
Service	774,791	669,208	105,583	16%
Total revenues	$3,415,078	$3,063,029	$352,049	11%
Costs of revenues	$1,327,672	$1,175,689	$151,983	13%
Gross margin	61.1%	61.6%

	Nine Months Ended March 31,		Q3 FY26 YTD vs. Q3 FY25 YTD
(Dollar amounts in thousands)	2026	2025
Revenues:
Product	$7,616,386	$7,000,672	$615,714	9%
Service	2,305,534	1,980,749	324,785	16%
Total revenues	$9,921,920	$8,981,421	$940,499	10%
Costs of revenues	$3,841,952	$3,544,581	$297,371	8%
Gross margin	61.3%	60.5%
Total revenues increased 11% in the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to the increase in product revenues, and is attributable to higher investments from our memory customers, particularly in DRAM, led by high-bandwidth memory, and steady growth in foundry/logic. An increase in service revenues of 16%, due to continued growth in our installed base of tools, also contributed to higher total revenues compared to the same period in the prior year.
Total revenues increased 10% in the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025, primarily due to the increase in our product revenues, and is attributable to higher investments by our memory customers, particularly in DRAM, led by high-bandwidth memory, strong customer adoption of our advanced packaging portfolio of products, and steady growth in foundry/logic. An increase in service revenues of 16%, as a result of continued growth of our installed base of tools, also contributed to higher total revenues compared to the same period in the prior year.

Revenues by segment(1)

	Three Months Ended March 31,		Q3 FY26 vs. Q3 FY25
(Dollar amounts in thousands)	2026	2025
Revenues:
Semiconductor Process Control	$3,083,912	$2,738,817	$345,095	13%
Specialty Semiconductor Process	164,028	156,500	7,528	5%
PCB and Component Inspection	167,642	168,552	(910)	(1)%
Total revenues for reportable segments	$3,415,582	$3,063,869	$351,713	11%

	Nine Months Ended March 31,		Q3 FY26 YTD vs. Q3 FY25 YTD
(Dollar amounts in thousands)	2026	2025
Revenues:
Semiconductor Process Control	$8,987,952	$8,069,711	$918,241	11%
Specialty Semiconductor Process	424,360	445,241	(20,881)	(5)%
PCB and Component Inspection	509,305	467,615	41,690	9%
Total revenues for reportable segments	$9,921,617	$8,982,567	$939,050	10%
_______________
(1)Segment revenues exclude corporate allocations and the effects of changes in foreign currency exchange rates. For additional details, refer to Note 16 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements.
Revenues from our Semiconductor Process Control segment for the three months ended March 31, 2026 increased by 13% compared to the same period in the prior year, primarily due to increased revenue from our memory customers, particularly related to DRAM, led by high-bandwidth memory, growth in foundry/logic, along with higher service revenues from an increasing number of tools in our installed base. Revenues in this segment increased by 11% for the nine months ended March 31, 2026 compared to the same period in the prior year, primarily due to increased revenue from our memory customers, particularly related to DRAM, led by high-bandwidth memory, higher revenue from advanced packaging, along with higher service revenues from an increasing number of tools in our installed base.
Revenues from our Specialty Semiconductor Process segment for the three months ended March 31, 2026 increased by 5% compared to the same period in the prior year, primarily due to timing of shipments and higher service revenues from an increasing number of tools in our installed base. Revenues in this segment decreased by 5% during the nine months ended March 31, 2026 compared to the same period in the prior year, attributable to lower volume of products sold, particularly in China, partially offset by higher service revenues from an increasing number of tools in our installed base.
Revenues from our PCB and Component Inspection segment decreased by 1% during the three months ended March 31, 2026 compared to the same period in the prior year, primarily due to revenues from our Display business being included in the prior year results, a business which has since been exited. The decrease was mostly offset by increased revenues from PCB products, along with higher service revenues from growth in our installed base of tools. Revenues in this segment increased by 9% during the nine months ended March 31, 2026 compared to the same period in the prior year, due to increased revenue from advanced packaging and PCB and component inspection products, along with higher service revenues from growth in our installed base, partially offset by the exit of the Display business.

Below is supplementary revenue information by major product categories for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended March 31,				Q3 FY26 vs. Q3 FY25
	2026		2025
Revenues:
Wafer Inspection	$1,739,671	51%	$1,495,685	49%	$243,986	16%
Patterning	615,076	18%	636,415	21%	(21,339)	(3)%
Specialty Semiconductor Process	144,199	4%	138,376	4%	5,823	4%
PCB and Component Inspection	95,148	3%	104,254	3%	(9,106)	(9)%
Services	774,791	23%	669,208	22%	105,583	16%
Other	46,193	1%	19,091	1%	27,102	142%
Total	$3,415,078	100%	$3,063,029	100%	$352,049	11%

(Dollar amounts in thousands)	Nine Months Ended March 31,				Q3 FY26 YTD vs. Q3 FY25 YTD
	2026		2025
Revenues:
Wafer Inspection	$4,849,697	49%	$4,427,238	49%	$422,459	10%
Patterning	1,978,664	20%	1,743,504	20%	235,160	13%
Specialty Semiconductor Process	366,006	4%	394,165	4%	(28,159)	(7)%
PCB and Component Inspection	292,794	3%	270,489	3%	22,305	8%
Services	2,305,534	23%	1,980,749	22%	324,785	16%
Other	129,225	1%	165,276	2%	(36,051)	(22)%
Total	$9,921,920	100%	$8,981,421	100%	$940,499	10%
Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

	Three Months Ended March 31,				Q3 FY26 vs. Q3 FY25
(Dollar amounts in thousands)	2026		2025
Revenues:
Taiwan	$869,110	25.5%	$988,470	32.3%	$(119,360)	(12)%
China	829,583	24.3%	792,884	25.9%	36,699	5%
Korea	681,060	19.9%	378,548	12.4%	302,512	80%
North America	410,241	12.0%	293,980	9.6%	116,261	40%
Europe and Israel	247,323	7.2%	170,056	5.5%	77,267	45%
Rest of Asia	197,387	5.8%	100,440	3.3%	96,947	97%
Japan	180,374	5.3%	338,651	11.0%	(158,277)	(47)%
Total	$3,415,078	100.0%	$3,063,029	100.0%	$352,049	11%

	Nine Months Ended March 31,				Q3 FY26 YTD vs. Q3 FY25 YTD
(Dollar amounts in thousands)	2026		2025
Revenues:
China	$3,091,630	31.2%	$3,083,713	34.3%	$7,917	—%
Taiwan	2,507,705	25.3%	2,331,672	26.0%	176,033	8%
Korea	1,459,747	14.7%	974,656	10.9%	485,091	50%
North America	1,102,379	11.1%	1,081,114	12.0%	21,265	2%
Japan	704,633	7.1%	755,834	8.4%	(51,201)	(7)%
Europe and Israel	559,469	5.6%	449,142	5.0%	110,327	25%
Rest of Asia	496,357	5.0%	305,290	3.4%	191,067	63%
Total	$9,921,920	100.0%	$8,981,421	100.0%	$940,499	10%

Revenues from our customers in China increased 5% and by less than 1% in the three and nine months ended March 31, 2026, respectively, compared to the same periods in the prior year, primarily due to continued legacy node demand, partially offset by the effects of U.S. export controls and regulations.
Revenues from our customers in Taiwan decreased 12% in the three months ended March 31, 2026 compared to the same period in the prior year, primarily due to the timing of shipments. Revenues from customers in Taiwan increased 8% in the nine months ended March 31, 2026, compared to the same period in the prior year, primarily due to increased investments in process control to meet leading-edge demand driven by innovation and growth of AI.
Revenues from our customers in Korea increased 80% and 50% in the three and nine months ended March 31, 2026, respectively, compared to the same periods in the prior year, primarily due to increased investments from our memory customers. Revenues from our customers in North America increased 40% in the three months ended March 31, 2026 compared to the same period in the prior year, due to increased investments from both memory and foundry/logic customers. Revenues from customers in North America increased 2% in the nine months ended March 31, 2026, compared to the same period in the prior year, primarily due to increased investments from memory customers and continued legacy node demand, partially offset by lower shipments to foundry/logic customers. Revenues from our customers in Japan decreased 47% in the three months ended March 31, 2026 compared to the same period in the prior year, due to decreased investments from customers in the semiconductor process control segment. The remaining regions accounted for less than 10% of total revenues individually in the periods presented.
Gross margin
Our gross margin fluctuates with revenue levels and product mix and is affected by variations in costs related to manufacturing and servicing our products, including our ability to scale our operations efficiently and effectively in response to prevailing business conditions.
The following table summarizes the major factors that contributed to the changes in gross margin:

	Gross Margin
	Three Months Ended	Nine Months Ended
March 31, 2025	61.6%	60.5%
Revenue volume of products and services	0.5%	0.4%
Mix of products and services sold	(0.5)%	0.5%
Manufacturing labor, overhead and efficiencies	(0.1)%	0.1%
Other service and manufacturing costs	(0.4)%	(0.2)%
March 31, 2026	61.1%	61.3%
Changes in gross margin from revenue volume of products and services reflect our ability to leverage existing infrastructure to generate higher revenues. Changes in gross margin from the mix of products and services sold reflect the impact of changes within the composition of product and service offerings. Changes in gross margin from manufacturing labor, overhead and efficiencies reflect our ability to manage costs and drive productivity as we scale our manufacturing activity to respond to customer requirements and amortization of intangible assets. In both the three and nine months ended March 31, 2026, manufacturing labor, overhead and efficiencies included increased employee-related costs due to increases in headcount offset by absorption benefits from better build plans, compared to the same periods in the prior year. Changes in gross margin from other service and manufacturing costs include the impact of tariffs, customer support costs, including the efficiencies with which we deliver services to our customers, and the effectiveness with which we manage our production plans and inventory risk. In both the three and nine months ended March 31, 2026, other service and manufacturing costs included higher installation and warranty costs and increased costs due to tariffs, partially offset by lower inventory-related charges, compared to the same periods in the prior year.
Research and Development
R&D expenses may fluctuate with product development phases and project timing as well as our R&D efforts. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs and other expenses.

(Dollar amounts in thousands)	Three Months Ended March 31,		Q3 FY26 vs. Q3 FY25
	2026	2025
R&D expenses	$388,763	$338,043	$50,720	15%
R&D expenses as a percentage of total revenues	11%	11%
R&D expenses during the three months ended March 31, 2026 increased compared to the three months ended March 31, 2025 primarily due to increases in employee-related expenses of $35.7 million as a result of additional headcount and higher employee compensation and benefit costs, and engineering project material costs of $7.3 million.

(Dollar amounts in thousands)	Nine Months Ended March 31,		Q3 FY26 YTD vs. Q3 FY25 YTD
	2026	2025
R&D expenses	$1,133,095	$1,007,345	$125,750	12%
R&D expenses as a percentage of total revenues	11%	11%
R&D expenses during the nine months ended March 31, 2026 increased compared to the nine months ended March 31, 2025 primarily due to increases in employee-related expenses of $87.6 million as a result of additional headcount and higher employee compensation and benefit costs, and engineering project material costs of $31.9 million.
Our future operating results will depend significantly on our ability to make products and provide services that have a competitive advantage in our marketplace. To do this, we believe that we must continue to make substantial and focused investments in our R&D. We remain committed to product development in new and emerging technologies.
Selling, General and Administrative

	Three Months Ended March 31,		Q3 FY26 vs. Q3 FY25
(Dollar amounts in thousands)	2026	2025
SG&A expenses	$291,134	$248,905	$42,229	17%
SG&A expenses as a percentage of total revenues	9%	8%
SG&A expenses during the three months ended March 31, 2026 increased compared to the three months ended March 31, 2025 primarily due to increases in provision for credit losses of $23.1 million, employee-related expenses of $14.9 million as a result of additional headcount and higher employee compensation and benefit costs, and facilities-related expense of $6.6 million.

(Dollar amounts in thousands)	Nine Months Ended March 31,		Q3 FY26 YTD vs. Q3 FY25 YTD
	2026	2025
SG&A expenses	$840,041	$767,028	$73,013	10%
SG&A expenses as a percentage of total revenues	8%	9%
SG&A expenses during the nine months ended March 31, 2026 increased compared to the nine months ended March 31, 2025 primarily due to increases in provision for credit losses of $26.1 million, facilities-related expense of $20.3 million, and employee-related expenses of $17.6 million as a result of additional headcount and higher employee compensation and benefit costs.
Restructuring Charges
Restructuring charges were $0.2 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively. Restructuring charges were $0.9 million and $5.6 million for the nine months ended March 31, 2026 and 2025, respectively. For additional information, refer to Note 17 “Restructuring Charges” to our Condensed Consolidated Financial Statements.
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

(Dollar amounts in thousands)	Three Months Ended March 31,		Q3 FY26 vs. Q3 FY25
	2026	2025
Interest expense	$70,423	$71,889	$(1,466)	(2)%
Other expense (income), net	$(79,675)	$(35,930)	$(43,745)	(122)%
Interest expense as a percentage of total revenues	2%	2%
Other expense (income), net as a percentage of total revenues	(2)%	(1)%
Interest expense during the three months ended March 31, 2026 was comparable to the three months ended March 31, 2025, as average outstanding debt was essentially unchanged.
The change in other expense (income), net during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to a net fair value gain of $31.9 million from an equity security, favorable foreign exchange fluctuations of $12.4 million, and higher interest income of $4.1 million.

(Dollar amounts in thousands)	Nine Months Ended March 31,		Q3 FY26 YTD vs. Q3 FY25 YTD
	2026	2025
Interest expense	$211,166	$229,041	$(17,875)	(8)%
Other expense (income), net	$(160,874)	$(121,323)	$(39,551)	(33)%
Interest expense as a percentage of total revenues	2%	3%
Other expense (income), net as a percentage of total revenues	(2)%	(1)%
Interest expense during the nine months ended March 31, 2026 decreased compared to the nine months ended March 31, 2025 primarily due to reduced interest expense following our $750.0 million debt repayment in the second quarter of fiscal 2025.
The change in other expense (income), net during the nine months ended March 31, 2026 compared to the nine months ended March 31, 2025 was primarily due to a net fair value gain of $35.1 million from an equity security, favorable foreign exchange fluctuations of $13.4 million, partially offset by lower interest income of $4.3 million.
Provision for Income Taxes
The following table provides details of income taxes:

	Three Months Ended March 31,		Nine Months Ended March 31,
(Dollar amounts in thousands)	2026	2025	2026	2025
Income before income taxes	$1,416,761	$1,264,433	$4,056,540	$3,315,649
Provision for income taxes	$215,771	$176,017	$588,828	$456,855
Effective tax rate	15.2%	13.9%	14.5%	13.8%
The effective tax rate during the three months ended March 31, 2026 was higher compared to the three months ended March 31, 2025, primarily due to a decrease in the proportion of earnings generated in jurisdictions with tax rates lower than the U.S. statutory rates and a decrease in the proportion of U.S. earnings eligible for the Foreign Derived Intangible Income deduction, partially offset by a decrease in our Global Intangible Low-Taxed Income.
The effective tax rate during the nine months ended March 31, 2026 was higher compared to the nine months ended March 31, 2025, primarily due to a decrease in the proportion of earnings generated in jurisdictions with tax rates lower than the U.S. statutory rates and a decrease in the proportion of U.S. earnings eligible for the Foreign Derived Intangible Income deduction, partially offset by a decrease in our Global Intangible Low-Taxed Income and a $230.4 million goodwill impairment charge during the nine months ended March 31, 2024 which is non-deductible for income tax.
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
LIQUIDITY AND CAPITAL RESOURCES

	As of	As of
(Dollar amounts in thousands)	March 31, 2026	June 30, 2025
Cash and cash equivalents	$1,787,010	$2,078,908
Marketable securities	3,170,928	2,415,715
Total cash, cash equivalents and marketable securities	$4,957,938	$4,494,623
Percentage of total assets	29%	28%

	Nine Months Ended March 31,
(In thousands)	2026	2025
Cash flows:
Net cash provided by operating activities	$3,236,649	$2,916,912
Net cash provided by (used in) investing activities	(1,016,978)	122,864
Net cash used in financing activities	(2,508,530)	(3,155,874)
Effect of exchange rate changes on cash and cash equivalents	(3,039)	(3,009)
Net decrease in cash and cash equivalents	$(291,898)	$(119,107)
Cash, Cash Equivalents and Marketable Securities
As of March 31, 2026, our cash, cash equivalents and marketable securities totaled $4.96 billion, compared to the $4.49 billion balance as of June 30, 2025. Refer to below discussions of sources and uses of cash during the nine months ended March 31, 2026. As of March 31, 2026, $1.09 billion of our $4.96 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We have recorded appropriate provisions for income or withholding taxes that may result from future repatriations of this balance.
Cash Flows Provided by Operating Activities
We typically finance our liquidity requirements through cash generated from our operations. Net cash provided by operating activities during the nine months ended March 31, 2026 was $3.24 billion compared to $2.92 billion during the nine months ended March 31, 2025. This increase was primarily due to an increase in customer and other collections of approximately $960 million primarily driven by higher shipments, a decrease in income tax payments of approximately $73 million and a decrease in other tax payments of approximately $30 million; partially offset by increases in accounts payable payments of approximately $580 million and employee-related payments of approximately $165 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the nine months ended March 31, 2026 was $1.02 billion compared to $122.9 million of net cash provided during the nine months ended March 31, 2025. This increase in cash used was primarily due to increases in net purchases of available-for-sale securities of $1.11 billion, and capital expenditures of $51.8 million, partially offset by a $16.5 million increase in proceeds from capital-related government assistance.
Cash Flows Used in Financing Activities
Net cash used in financing activities during the nine months ended March 31, 2026 was $2.51 billion compared to $3.16 billion during the nine months ended March 31, 2025. This decrease in cash used was primarily due to a $750.0 million debt repayment during the nine months ended March 31, 2025 and a decrease in common stock repurchases of $5.5 million, partially offset by increases in payment of dividends and dividend equivalents of $101.9 million and tax withholding payments related to vested and released restricted stock units (“RSU”) of $12.7 million.

Stock Repurchases
The shares of common stock repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the nine months ended March 31, 2026 and 2025. The total amount of stock repurchases during the nine months ended March 31, 2026 and 2025 were $1.72 billion for both periods. The stock repurchase program is intended, in part, to mitigate the potential dilutive impact related to our equity incentive plans and shares issued in connection with our Employee Stock Purchase Program as well as to return excess cash to our stockholders. As of March 31, 2026, an aggregate of $10.31 billion was available for repurchase under our stock repurchase program, which reflects an increase in the authorized repurchase amount of $7.00 billion in the third quarter of fiscal 2026.
Cash Dividends
During the three months ended March 31, 2026, our Board of Directors declared a regular quarterly cash dividend of $1.90 per share on our outstanding common stock, which was paid on March 3, 2026 to our stockholders of record as of the close of business on February 17, 2026. During the same period in fiscal year ended June 30, 2025, our Board of Directors declared and paid a regular quarterly cash dividend of $1.70 per share on our outstanding common stock. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended March 31, 2026 and 2025 was $248.8 million and $225.8 million, respectively. The total amount of regular quarterly cash dividends and dividend equivalents paid during the nine months ended March 31, 2026 and 2025 was $752.5 million and $650.6 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of March 31, 2026 and June 30, 2025 was $15.8 million and $13.3 million, respectively. These amounts will be paid upon vesting of the underlying unvested RSUs as described in Note 9 “Equity and Long-term Incentive Compensation Plans” to our Condensed Consolidated Financial Statements.
Senior Notes
As of March 31, 2026, we had an aggregate principal amount of senior, unsecured notes totaling $5.95 billion (collectively, “Senior Notes”) with due dates ranging from fiscal 2029 through fiscal 2063. For additional information on these Senior Notes, see Note 7 “Debt” to our Condensed Consolidated Financial Statements. As of March 31, 2026, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility
We have in place a Credit Agreement (“Credit Agreement”) for an unsecured Revolving Credit Facility (“Revolving Credit Facility”) with a maturity date of July 3, 2030 that allows us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $500.0 million in the aggregate. As of March 31, 2026, we had no outstanding borrowings under the Revolving Credit Facility. We were in compliance with all covenants under the Credit Agreement as of March 31, 2026 (the net leverage ratio was 0.54 to 1.00, compared to a maximum net leverage ratio of 3.25 to 1.00 on a quarterly basis covering the trailing four consecutive fiscal quarters for each fiscal quarter). Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2026.
For additional information on the Revolving Credit Facility, see Note 7 “Debt” to our Condensed Consolidated Financial Statements.
Material Cash Requirements
For details regarding our debt and other material cash commitments, refer to Note 7 “Debt” and Note 14 “Commitments and Contingencies,” respectively, to our Condensed Consolidated Financial Statements. For additional details regarding our material cash requirements, refer to “Material Cash Requirements” in the “Liquidity and Capital Resources” section of Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
Off-Balance Sheet Arrangements
As of March 31, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial position, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Refer to Note 14 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements for information related to indemnification obligations.

Working Capital
Working capital was $7.60 billion as of March 31, 2026, which represents an increase of $986.4 million compared to our working capital of $6.61 billion as of June 30, 2025. As of March 31, 2026, our principal sources of liquidity consisted of $4.96 billion of cash, cash equivalents and marketable securities, as well as $1.50 billion availability under our Revolving Credit Facility. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions, and other factors such as uncertainty in the global and regional economies and the semiconductor, semiconductor-related and electronic device industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances, marketable securities and our Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations for at least the next 12 months.
Credit Ratings
Our credit ratings as of March 31, 2026 are summarized below:

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
We have faced delays and could face additional delays or denials in the export of our tools by regulatory agencies for national security or other regulatory concerns in the countries in which we do business, which could negatively affect our results of operations and timing of revenue recognition. We have controls and procedures designed to maintain compliance with U.S. and other applicable export control laws and regulations; however, we cannot guarantee that such controls and procedures will be successful in preventing violations or allegations of violations, of increasingly complex and often conflicting regulations worldwide. Recently, some of our products destined for China have been held up by U.S. Customs and Border Protection due to questions about the nature of the customer or about the capabilities of our products. We cannot make any assurance that products that have been held up will be cleared for shipment in a timely manner or without a license. Shipment delays or cancellations could have an adverse effect on our financial condition and results of operations. The complexity and evolving nature of the rules and regulations, and the fact that Commerce or other relevant regulators might adopt interpretations of regulations that differ from those of the Company, increase our risk of non-compliance.
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

In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act were not authorized, creating uncertainty around the status of prior tariffs, potential refund processes and the scope of future presidential tariff authority. This ruling adds volatility to an already fluid tariff environment and may result in rapid changes in tariff rates, shifts in enforcement, delays in customs processing and increased uncertainty in supply chain and capital planning for us and our customers.
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
Our global operations are dependent upon certain information systems, including telecommunications, the internet, our corporate intranet, network communications, email and various computer hardware and software applications. System failures or malfunctions, such as difficulties with our customer and supplier relationship management systems, could disrupt our operations and our ability to timely and accurately process and report key components of our financial results. Our enterprise resource planning (“ERP”) system is integral to our ability to accurately and efficiently maintain our books and records, record transactions, provide critical information to our management, and prepare our financial statements. We are currently upgrading our ERP system, with implementation expected to be completed in the first quarter of fiscal year 2027. Implementation of an upgrade to an ERP system requires the investment of significant resources and could lead to data migration issues, administrative and technical problems, and delays. Moreover, once our ERP system is upgraded, it may not operate as we expect it to. Any disruptions or difficulties that may occur in connection with our ERP system or other systems (whether in connection with the regular operation, periodic enhancements, modifications or upgrades of such systems or the integration of our acquired businesses into such systems, or due to cybersecurity events such as ransomware attacks, including attacks on the information systems of our business partners and other third parties) could adversely affect our ability to complete important business processes, such as the evaluation of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Any of these events could have an adverse effect on our business, operating results and financial condition.
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
We maintain significant operations in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and a state of hostility varying in degree and intensity has led to security and economic challenges for Israel. Persistent hostilities involving Iran and Iran-backed groups, including Hezbollah in Lebanon and Hamas in the Gaza Strip, have involved missile strikes against civilian targets in various parts of Israel and attacks on marine vessels traversing the Red Sea. The recent escalation of conflicts in the region has heightened instability, disrupted airspace, and increased freight and insurance costs. Disruptions in shipping routes in the Red Sea could result in delays in shipping our products to customers, which could delay the timing of revenue recognition and create uncertainty related to timeliness of shipments from the region. In addition, some of our employees in Israel are obligated to perform annual reserve duty in the Israel Defense Forces, and may be called to active military duty in emergency circumstances. The ongoing conflicts, including additional military actions, retaliatory measures, sanctions, cyberattacks, or other governmental or market responses, could lead to further disruption of global energy supplies, heighten inflationary pressures on our input costs, adversely affect global supply chains, commodity prices, currency exchange rates, financial markets and overall macroeconomic conditions. These developments could impact our ability to operate our business directly and indirectly through a similar impact on our suppliers and customers.
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
A supplier may discontinue production of a particular part for any number of reasons, including the supplier’s financial condition or business operational decisions, which would require us to purchase, in a single transaction, a large number of such discontinued parts in order to ensure that a continuous supply of such parts remains available to our customers. Such “end-of-life” parts purchases could result in significant expenditures by us in a particular period, and, ultimately, any unused parts may result in a significant inventory write-off, either of which could have an adverse impact on our financial condition and results of operations for the applicable periods. Recently, a few large suppliers have discontinued manufacturing certain DRAM chips that are incorporated in a number of our products, and the resulting shortage has caused a dramatic increase in the prices to acquire these chips. Our efforts to procure these chips have contributed to an increase in purchase commitments in fiscal 2026. We estimate that the additional costs to procure these DRAM chips will continue to have an adverse impact on our gross margin in calendar 2026. If we are unable to acquire adequate supply of such chips or acquire them in a timely or cost-controlled manner, our results of operations could be harmed.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share(3)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)(3)
January 1, 2026 to January 31, 2026	131,371	$1,431.47	131,371	$3,750,463,056
February 1, 2026 to February 28, 2026	190,647	$1,405.79	190,647	$3,482,453,585
March 1, 2026 to March 31, 2026	117,578	$1,441.02	117,578	$10,313,021,679
Total	439,596		439,596
__________________
(1)Our Board of Directors has authorized a program that permits us to repurchase our common stock, including a $7.00 billion increase approved by the Board in the third quarter of fiscal 2026. As of March 31, 2026, $10.31 billion remained available for repurchases under our repurchase program. All shares in the table were purchased pursuant to our publicly announced repurchase program.
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Rule 10b5-1 Trading Plans Adopted by Officers and Directors During the Third Quarter
During the three months ended March 31, 2026, the following officers of the Company adopted trading plans, or amendments to existing trading plans, to sell and/or gift shares of our common stock that have been or will be issued upon the vesting of RSUs, or purchased in our Employee Stock Purchase Plan, that are intended to satisfy the affirmative defense conditions set forth in Rule 10b5-1(c) under the Securities Exchange Act. The material terms of the trading plans other than pricing conditions are set forth in the table below:

Name of Officer	Title of Officer	Date of Adoption	Duration	Maximum Number of Shares to be Sold (1) (2)
Virendra Kirloskar	Senior Vice President and Chief Accounting Officer	February 18, 2026	366 days (3)	1,759
Mary Beth Wilkinson	Executive Vice President, Chief Legal Officer and Corporate Secretary	February 2, 2026	365 days (4)	11,343
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
(3) Mr. Kirloskar’s trading plan terminates when the last trade is placed under the plan. The last scheduled trade is on August 7, 2026; provided that if any scheduled trades are not placed because of trading conditions set forth in the plan, the trading plan will terminate on February 18, 2027.
(4) Ms. Wilkinson’s trading plan terminates when the last trade is placed under the plan. The last scheduled trade is on August 7, 2026; provided that if any scheduled trades are not placed because of trading conditions set forth in the plan, the trading plan will terminate on February 1, 2027.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1	Restated Certificate of Incorporation	10-K	No. 000-09992	3.1	August 16, 2019

3.2	Amended and Restated By-Laws	8-K	No. 000-09992	3.1	November 7, 2025

10.1	Calendar Year 2026 Executive Incentive Plan*+

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350^

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

KLA CORPORATION
(Registrant)

April 29, 2026	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

April 29, 2026	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

April 29, 2026	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)