Form 10-K
period 2026-06-30
KLA CORP
filed 2026-08-06
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.      ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    Yes ☐     No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant based upon the closing price of the registrant’s stock, as of December 31, 2025, was approximately $159.3 billion.
The registrant had 1,306,546,783 shares of common stock outstanding as of August 3, 2026.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2026 Annual Meeting of Stockholders (“Proxy Statement”) to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended June 30, 2026, are incorporated by reference into Part III of this report.

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
•Tariffs, retaliatory trade measures and other trade restrictions, as well as uncertainty regarding tariff authority, implementation and refund process;
•Costly intellectual property (“IP”) disputes that could result in our inability to sell or use the challenged technology;
•Risks related to the legal, regulatory and tax environments in which we conduct our business;
•Differing stakeholder expectations, requirements and attention to ESG matters and the resulting costs, risks and impact on our business;
•Unexpected delays, difficulties and expenses in executing against our environmental, climate, or other ESG targets, goals and commitments, or meeting stakeholder expectations;
•Our ability to attract, retain and motivate key personnel;
•Our vulnerability to disruptions and delays at our third-party service providers;
•Cybersecurity threats, cyber incidents affecting our and our business partners’ systems and networks;
•Our reliance on critical information, including our enterprise resource planning (“ERP”) system for daily operations;
•Risks related to acquisitions, integrations, strategic alliances or collaborative arrangements;
•Climate change, natural disasters, public health crises, terrorism, acts of war and other catastrophic events and the adverse impact on our business operations;
ii

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
•Risks associated with our interest rate hedging activities;
•Risks related to tax and regulatory compliance audits;
•Any change in taxation rules or practices and our effective tax rate;
•Compliance costs with federal securities laws, rules, regulations, NASDAQ requirements, and evolving accounting standards and practices;
•Ongoing changes in the technology industry, including artificial intelligence (“AI”) related developments and changes in semiconductor manufacturing processes, customer investment patterns and end-market demand;
•Our vulnerability to a highly concentrated customer base;
•The cyclicality of the industries in which we operate;
•Our ability to timely develop new technologies and products that successfully address changes in the industry;
•Risks related to the development, adoption, governance and use of AI by us, our competitors and third parties;
•Our ability to maintain our technology advantage and protect proprietary rights;
•Our ability to compete in the industry;
•Availability and cost of components, materials or subassemblies used in the production of our products, including due to limited-source suppliers, the availability of rare earth elements or DRAM chip shortages;
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
•Risks associated with our receipt of government funding;
•We may incur significant restructuring charges or other asset impairment charges or inventory write-offs;
•We are subject to risks related to receivables factoring, banking arrangements and compliance risk of certain settlement agreements with the government; and
•Risks related to the Court of Chancery of the State of Delaware being the sole and exclusive forum for certain actions and proceedings.
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
For a more detailed discussion of these and other risk factors that might cause or contribute to differences from the forward looking statements in this report, see Item 1A “Risk Factors” as well as Item 1 “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. You should carefully review these risks and also review the risks described in other parts of this report and in documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q that we will file in the fiscal year ending June 30, 2027. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation and do not intend to update the forward-looking statements in this report after the date hereof.
iii

PART I
ITEM 1.BUSINESS
The Company
KLA Corporation and its majority-owned subsidiaries (“KLA” or the “Company,” and also referred to as “we,” “our,” “us” or similar references) are suppliers of industry-leading equipment and services that enable innovation throughout the electronics industry. We provide advanced process control and process-enabling solutions for manufacturing wafers, reticles/masks, chemicals/materials, integrated circuits (“ICs” or “chips”), packaged ICs and printed circuit boards (“PCBs”), as well as comprehensive support and services across our installed base. Our suite of advanced products, coupled with our unique process control software and services, allows us to deliver solutions that help our customers achieve their technology advancement and high-volume production goals by improving yields while reducing waste, risks and costs. This improves our customers’ overall profitability and return on investment. Our services business, which accounted for approximately 23% of our total revenues in fiscal 2026, provides maintenance and other services to maximize uptime, productivity and tool life for our customers.
KLA was formed as KLA-Tencor Corporation in April 1997 through the merger of KLA Instruments Corporation and Tencor Instruments, two long-time leaders in the semiconductor capital equipment industry that began operations in 1975 and 1976, respectively. We are organized into three reportable segments: Semiconductor Process Control, Specialty Semiconductor Process and PCB and Component Inspection.
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
Industry
Our core focus is enabling technological advances and improving manufacturing yields in the semiconductor industry. Semiconductors, or ICs, are fabricated on silicon wafers through a highly sophisticated sequence of process steps, including deposition of film layers, patterning, material removal, heat treatment, and measurement and inspection. The most advanced chip designs repeat these steps hundreds of times before the wafer is cut into individual chips, packaged and tested.
Our business depends upon the capital expenditures of semiconductor, semiconductor-related and electronic device manufacturers, which are driven by current and anticipated market demand for ICs and the products that use them. While we do not consider our business to be seasonal, it has historically been cyclical with respect to these manufacturers’ capital equipment procurement practices and is affected by their investment patterns across global markets, industry downturns, broader economic conditions, customer consolidation, and political and regulatory change. The continuing evolution of semiconductors toward smaller geometries and more complex multi-level circuitry, requiring new substrate and film materials, new transistor architectures, advanced multi-patterning optical and extreme ultraviolet (“EUV”) lithography, and advanced packaging, has significantly increased both the performance and cost requirements of the capital equipment used to manufacture these devices, with construction of an advanced IC fabrication facility today costing well above $10 billion. In this environment, accelerating the yield ramp and reaching high-volume production ahead of competitors are critical to manufacturers’ revenue and profitability, and chipmakers increasingly demand higher productivity and returns from their equipment, positioning the process control and yield management solution we provide as an essential enabler of their success.
The semiconductor industry continues to experience market expansion and diversification. High-performance computing (“HPC”) and data centers, supported by increasing adoption of AI, are contributing to industry growth and these trends are expected to continue to influence industry investment during fiscal year 2027. AI-related demand is driving innovation and investment at the leading edge and we believe our portfolio of products is uniquely positioned to support leading-edge semiconductor manufacturing and ongoing AI infrastructure buildout. Our semiconductor customers generally operate in one or both of the major semiconductor device manufacturing markets: memory and foundry/logic. End-market demand drivers expected to benefit KLA over the long term include adoption of EUV in high-volume manufacturing (“HVM”) for logic and DRAM memory, including high-bandwidth memory, which drives new process control requirements and growth in key markets for KLA. Demand for advanced semiconductor technologies, particularly at the 2-nanometer node, where investment levels and process control intensity are increasing, continues to support AI-related investments. Increasing complexity and value of semiconductor packages, particularly for AI and HPC applications, is also driving significant growth in our advanced packaging business. The digitization of industries, including 5G markets, advances in healthcare and industrial applications, and the increasing adoption of electric vehicles and intelligence in automobiles, also supports leading-edge design node technology investments and capacity expansions.
Research and Development
The markets for semiconductor and electronics technologies are characterized by rapid technological development and product innovation. These innovations are inherently complex and require long development cycles and appropriate professional staffing. We make significant investments in product R&D for the timely development of new products and enhancements necessary to maintain our competitive position. Accordingly, we devote a significant portion of our human and financial resources to R&D programs and seek to maintain close relationships with customers to remain responsive to their needs.
Our key R&D activities during the fiscal year ended June 30, 2026 involved the development of process control and process-enabling solutions for front end semiconductors and advanced packaging. Our primary R&D centers are located in the U.S., United Kingdom (“U.K.”), India, China, Singapore and Israel. For information regarding our R&D expenses during the last three fiscal years, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.
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
Customers
We count among our largest customers the leading semiconductor, semiconductor-related and electronic device manufacturers in Asia, the U.S. and Europe. Our future performance depends, in part, on our ability to continue to compete successfully in Asia, one of the largest markets for our equipment. Our business depends on capital expenditures from these manufacturers which, in turn, depend on many factors including general economic conditions, anticipated market demand, evolving government regulations and capacity constraints. Our ability to compete in this region depends on the continuation of favorable trading relationships between countries in the region and the U.S., and our continuing ability to maintain satisfactory relationships with leading semiconductor companies in the region.
For the fiscal years ended June 30, 2026, 2025 and 2024, the following customers each accounted for more than 10% of total revenues, primarily in the Semiconductor Process Control segment:

Year Ended June 30,
2026	2025	2024
Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited

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
We believe that the size and location of our field sales, service engineering, applications engineering, and marketing organizations represent a competitive advantage in our served markets. We have direct sales forces in Asia, the U.S. and Europe. We maintain an export compliance program designed to meet the requirements of Commerce, and the U.S. Department of State and the trade regulations of the international jurisdictions in which we operate.
In addition to sales and service offices in the U.S., we conduct sales, marketing and services out of subsidiaries or branches in major semiconductor manufacturing regions around the world to support our global customer base. We believe sales outside the U.S. will continue to be a significant percentage of our total revenues. International revenues accounted for approximately 87% of our total revenues in the fiscal year ended June 30, 2026 and 89% of our total revenues in both of the fiscal years ended June 30, 2025 and 2024. Additional information regarding our revenues from foreign operations for our last three fiscal years can be found in Note 17 “Segment Reporting and Geographic Information” to our Consolidated Financial Statements.
Products and Services
KLA develops industry-leading process control and yield management solutions and services that enable innovation throughout the semiconductor and related electronics industries. We provide advanced process control and process-enabling solutions for manufacturing wafers, reticles, ICs, packaging, PCBs and IC substrates.
The Semiconductor Process Control segment offers a comprehensive portfolio of inspection, metrology, chemistry process control and software products and related services, which support the semiconductor ecosystem from R&D to final volume production. For IC manufacturing, our systems support the production of all chip types including advanced logic, DRAM, 3D NAND, power devices, MEMS, legacy design node chips and more. Our substrate manufacturing systems support the production of a broad range of wafer types and sizes including silicon, prime silicon on insulator, sapphire, glass, wide bandgap substrates (e.g., silicon carbide, gallium nitride) and more. Our reticle systems support quality control during the manufacturing of optical and EUV reticle types. We also make products that support chemical/materials quality control, and process tool development and qualification. Our products and services for chip, wafer, reticle, packaging, solar, hard disk drive, original equipment manufacturer and chemical/materials manufacturing are designed to provide comprehensive solutions that help our customers accelerate development and production ramp cycles, achieve higher and more stable product yields and improve their overall profitability. The Semiconductor Process Control segment offers a variety of solutions and products, including:

Segment	Technologies	Products
Semiconductor Process Control

Chip Manufacturing: Defect Inspection and Review
Inspection and review tools are used to identify, locate, characterize, review, and analyze defects on various surfaces of patterned and unpatterned wafers.

39xx Series, R9xx Series, 29xx Series, C30x Series, eSixx™ Series, eSVx00™ Series, Voyager® Series, 8 Series, Puma™ Series, Micro-SR™, CIRCL™ Series, Castor™, Surfscan® Series, eDRX™ Series, eDR7xxx™ Series.

Chip Manufacturing: Metrology
Metrology systems are used to measure pattern dimensions, film thickness(es), film stress, layer-to-layer alignment, pattern placement, surface topography and electro-optical properties for wafers.

Archer™ Series, ATL™ Series, Axion® Series, SpectraShape™ Series, eM™ Series, SpectraFilm™ Series, Aleris® Series, PWG™ Series, Therma-Probe® Series, OmniMap® RS-xxx Series, MicroSense® product family, CAPRES product family.

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
Surfscan® Series, eDRX™ Series, eDR7xxx™ Series, WaferSight™ Series, MicroSense® wafer geometry product family, SensArray® product family, Candela® Series.

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

Kronos™ Series, Micro-SR™, CIRCL™-AP, irArcher® Series, PWG5™ with XT Option, eDR7xxxAP™, OmniMap® RS-xxx Series, QualiSurf® Series, Quali-Fill® Libra® Series, QualiLab Elite® Series, SensArray® product family.

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
Klarity® product family, 5D Analyzer®, OVALiS, aiSIGHT™, Anchor product family, RDC, FabVision® Series, ProDATA™, PROLITH™, ProETCH®, I-PAT®, SPOT®.
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
Backlog
Our backlog, primarily consisting of sales orders where written customer requests have been received, increased from $7.86 billion as of June 30, 2025, to $12.57 billion as of June 30, 2026, due to strong demand driven by the AI infrastructure buildout. The amount of backlog and timing of revenue recognition are driven by multiple variables, many of which are beyond our control, such as lead-time expectations, changes in government regulations, the readiness of customer fabs, end market needs for capacity, changes in the estimated versus actual start time of customers’ projects, timing of delivery and installation dates and supply chain constraints. As customers try to balance the evolution of their technological, production or market needs with the timing and content of orders placed with us, there is increased risk of order modifications, pushouts or cancellations. Our backlog on any particular date does not provide meaningful information about the timing of future revenue recognition.
Manufacturing, Raw Materials and Supplies
We perform system design, assembly and testing in-house and use an outsourcing strategy to manufacture components and major subassemblies. Our in-house manufacturing activities consist primarily of assembling and testing components and subassemblies acquired from third-party vendors and integrating those subassemblies into our finished products. Our principal manufacturing activities occur in the U.S., Singapore, Israel, China and various locations throughout Europe. Our supply chain strategy incorporates considerations for ethical labor practices, responsible minerals sourcing, and Responsible Business Alliance and SEMI guidelines, and increasing regulatory expectations regarding the environmental, social and/or geographic provenance of materials or components may at times require us to incorporate further such considerations into our supply chain strategy.
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
Competition
The worldwide market for technologically advanced process control, process-enabling and yield management solutions used by semiconductor and electronics manufacturers is highly competitive, with important competitive factors including system performance, ease of use, reliability, technical service and support, and overall cost of ownership. However, we believe that, while these competitive factors are important, our customers’ overriding requirement is for systems that effectively incorporate automated capabilities into their existing development and manufacturing processes to enhance productivity, improve yields and reduce waste. To remain competitive, we use significant financial resources to offer a broad range of products, maintain customer service and support centers worldwide, and invest significantly in product R&D. In each of our product markets, we have many competitors, including companies such as Applied Materials, Inc., ASML Holding N.V., Hitachi High-Tech Corporation, Lasertec, Inc. and Onto Innovation, Inc., some of which may have greater financial, research, engineering, manufacturing and marketing resources than we have. We expect our competitors to continue to improve the design and performance of their current products and to introduce new products with improved pricing and performance characteristics. We may also face future competition from new market entrants overseas or domestically. We seek to maintain our market position by building long-term customer relationships, meeting customers’ evolving needs, anticipating future market demands and enabling customers to accelerate adoption and production of new technologies, as discussed further in the “Industry” section of this Item 1. However, any loss of competitive position could negatively impact our prices, customer orders, revenue, gross margin and market share. Should this occur, it could negatively impact our operating results and financial condition.
Patents and Other Proprietary Rights
We protect our proprietary technology through reliance on a variety of IP laws, including patent, copyright and trade secret. We have filed and obtained a number of patents in the U.S. and abroad and intend to continue pursuing the legal protection of our technology through IP laws. As of June 30, 2026, we owned over 9,100 active patents in the U.S. and other countries and had over 3,600 U.S. and foreign patent applications pending. Our patents have various terms expiring through 2045. In addition, from time to time, we acquire license rights under U.S. and foreign patents and other proprietary rights of third parties, and we attempt to protect our trade secrets and other proprietary information through confidentiality and other agreements with our customers, suppliers, employees and consultants, and through other security measures.
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
Regulations that impact trade, including the imposition of export controls and tariffs, have had an adverse impact on our results of operations. Such actions by the U.S. government or another country could significantly impact our ability to provide products and services to existing and potential customers, especially in China, and adversely affect our business, financial condition and results of operations.

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
We work across our global footprint to shape a more sustainable future in collaboration with our customers and suppliers. As part of our drive to be better, we have science-based targets to reduce greenhouse gas (“GHG”) emissions which were validated in 2024 by the Science Based Target Initiative (“SBTi”). Our targets are to reduce absolute Scope 1 and 2 GHG emissions 50% by 2030 from a 2021 base year and to reduce Scope 3 GHG emissions from the use of sold products 52% per billion transistors inspected, measured, or processed, also with a 2030 goal and 2021 base year. In addition to our science-based targets, we have established goals to use 100% renewable electricity across our global operations by 2030 and achieve net zero Scope 1 and 2 emissions by 2050.
In January 2025, we entered into a long-term virtual power purchase agreement to purchase a portion of the output generated from a solar energy project. As part of this agreement, we will also receive renewable energy credits commensurate with the power we acquire. These credits allow us to characterize a commensurate portion of our energy usage as deriving from renewable energy, helping to reduce our Scope 2 GHG emissions, and supporting progress toward our renewable electricity goal mentioned above. This agreement did not have a material impact on our results of operations, financial condition or cash flows during the fiscal years ended June 30, 2026 or June 30, 2025.
We understand that sustainability is a shared endeavor across the value chain and broader economy. Beginning in 2023, KLA engaged directly with key supply chain partners, as defined by their share of our purchased goods and services emissions, to reduce their contribution to our Scope 3 footprint, align on common goals and enhance overall transparency. Our company-wide Environmental, Health and Safety Commitment Policy underscores compliance with applicable environmental laws and standards across company locations globally. In 2023, we established a global waste and water policy to guide our efforts in these areas. KLA recognizes the importance of protecting and respecting our environment and energy resources throughout our operations for future generations, and follows the recommendations of the Task Force on Climate-Related Financial Disclosures, transparently reporting climate-related governance, strategy, risk management, metrics and targets to our stakeholders. We continue to monitor various risks, including climate-related and other ESG-related risks, even if some are not currently expected to have a material impact on KLA’s business or financial condition for assessed time horizons.
For more information on ESG, see KLA’s 2024 Global Impact Report (“GIR”) on our website; however, this citation is provided solely for informational purposes and the content of KLA’s 2024 GIR is expressly not incorporated by reference into this filing. We include details in our 2024 GIR and other similar disclosures that are not included in this Form 10-K because we seek to be responsive to various areas of interest of our stakeholders; however, such information generally does not, and is not expected to, have a material effect on our capital expenditures, financial condition, results of operations or competitive position. In addition, no assurance can be given that our ESG initiatives will have the intended results or be able to be completed as currently envisioned, whether due to cost, feasibility or other constraints. Our 2025 GIR is expected to be published in the first quarter of fiscal 2027 and, for the avoidance of doubt, is also not incorporated by reference into this filing.
Human Capital Management
KLA’s performance and long-term success depend on the skills, experience and engagement of its workforce. We view our employees and the technology they develop as a key competitive advantage. Our human capital strategy focuses on anticipating workforce needs and attracting, developing, and retaining talent aligned to our core values. In response to competitive labor markets, we take a proactive and inclusive approach to talent development, retention and employee wellbeing. Our programs are designed to support professional growth, workforce capability building, and employee engagement while maintaining a safe, secure, and healthy workforce.
Our Core Values
At KLA, our core values – demonstrating perseverance; striving to be better; being honest, forthright, and consistent; building high-performing teams; and being indispensable to our customers – guide our decision-making and interactions with employees, customers, suppliers, and other stakeholders. These values inform our expectations for ethical conduct, collaboration, and respect across the organization and support a culture that values diverse perspectives and shared accountability.
Our Workforce
As of June 30, 2026, we had approximately 17,000 regular full-time employees and approximately 200 part-time and temporary employees in facilities located in 18 major regions. Approximately 31% of our regular full-time employees are located in the U.S., 19% in Europe and Middle Eastern countries and 50% in Asia, with approximately 21% engaged in manufacturing, 27% in R&D, 27% in customer service, 4% in sales and marketing and 21% in other roles. None of our employees are represented by a labor union; however, there is a trade union delegation for our employees in Belgium and our employees in the German operations of our MIE and Laser Imaging Systems business units are represented by employee works councils. We have not experienced work stoppages and believe that our employee relations are good.
In fiscal year 2026, our overall employee voluntary turnover rate was under 3.4%.
Compensation and Benefits
KLA seeks to provide competitive and equitable compensation and benefits that support employee engagement and retention across its global workforce. We conduct annual compensation reviews to assess market competitiveness and internal alignment, and a significant portion of employee compensation is linked to company and business unit performance. Eligible employees may participate in long-term incentive programs, including restricted stock units (“RSUs”) and an Employee Stock Purchase Plan (“ESPP”), as well as incentive bonus or profit-sharing programs.
KLA also offers benefits intended to support employee wellbeing and work-life needs, subject to local requirements and practices. These may include paid time off, parental and bereavement leave, health coverage, income replacement programs, retirement savings plans, and employee assistance programs. In several regions, KLA provides programs and resources focused on physical, financial, and mental wellbeing through virtual and in-person offerings.
Learning and Development
KLA invests in employee learning and development to support workforce capability, performance, and internal mobility. Development opportunities include stretch assignments, on-the-job learning, classroom instruction, and online training. Employees have access to a range of programs and resources intended to build technical, leadership, and professional skills. Performance management processes include regular feedback on objectives, assessment of key competencies, and career development discussions.
KLA emphasizes ongoing manager-employee engagement through regular one-on-one meetings, coaching, and mentorship. The company also supports external education through tuition reimbursement programs. Through partnerships with Stanford University and the University of Michigan, eligible employees may pursue advanced engineering degrees customized for KLA’s business needs. In the U.S., KLA offers a student loan reimbursement program.
KLA maintains a succession planning process, particularly for director-level positions and above. Leadership development programs, including Values in Action training, reinforce the company’s values, ethical standards, and expectations for inclusive leadership. Employees also complete required annual training and certifications related to their roles, including training on environmental practices, data privacy and workplace health and safety.
Employee Engagement
KLA uses regular employee surveys to gather feedback and assess workforce sentiment across its global operations. Survey results are reviewed to identify trends, areas for improvement, and opportunities to strengthen engagement and performance. Action plans are developed in response to survey feedback and may include enhancements to manager communications, coaching, and targeted training initiatives. KLA’s senior leaders engage with employees through regular communications, including quarterly webcasts that provide updates on business priorities and enable employees to ask questions in open Q&A sessions.
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

Our goal is always zero injuries across our facilities, and to achieve that, we conduct proactive risk assessments and audits to constantly improve our efforts. We implemented a global standard for our safety reporting and inspections to promote consistency across our regions, and continually outperform industry averages for injury rates.
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
For more information on Human Capital, see KLA’s 2024 GIR on our website; however, this citation is provided solely for informational purposes, and the content of KLA’s 2024 GIR is expressly not incorporated by reference into this filing.
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
Macroeconomic, International Trade, Operational and Regulatory Risks
•Our vulnerability to a weakening in the condition of the financial markets and the global economy;
•Risks related to our international operations;
•Export controls, sanctions and other laws, rules, regulations or orders that may limit our ability to sell products or provide services to certain customers, particularly in China;
•Tariffs, retaliatory trade measures and other trade restrictions, including uncertainty related to tariff authority, implementation and refund processes;
•IP disputes can be expensive and could result in an inability to use or sell our products in certain jurisdictions;
•Legal, regulatory and tax environments in which we conduct our business;
•Differing stakeholder expectations, requirements and attention to ESG matters, including any targets or other ESG initiatives, could result in additional costs or risks or adversely impact our business;
•We may be unable to attract, retain and motivate key personnel;
•Reliance on third-party service providers could result in disruptions if such third parties cannot perform services for us in a timely manner;
•Cybersecurity incidents could result in operational disruption and the loss of valuable information or assets or subject us to costly disruption, remediation, regulatory investigations, litigation and reputational damage;
•System failures, ERP system implementation risks or limited access to critical information could disrupt our operations and financial reporting processes;
•We may not find suitable acquisition candidates or fail to successfully integrate our acquisitions;
•Natural disasters, climate-related events, public health crises, acts of terrorism or war, and other catastrophic events, could disrupt our operations, customer operations or global supply chains for lengthy periods of time;
•We are exposed to fluctuations in foreign currency exchange rates, interest rates, the market values of our portfolio investments and the market price of our common stock;
•Our interest rate hedging activities expose us to risks related to changes in floating interest rates;

•We are subject to tax and regulatory compliance audits;
•Economic, geopolitical or other conditions in the jurisdictions where we earn profits can impact the tax laws and taxes we pay in those jurisdictions, subsequently impacting our effective tax rate, cash flows and results of operations;
•Increased compliance costs with federal securities laws, rules, and regulations, as well as NASDAQ requirements; and
•Changes in accounting standards or practices or taxation rules or practices could have unforeseen effects.
Industry and Technology Risks
•We may not be able to keep pace with trends and technological changes in the industries in which we operate;
•We have a highly concentrated customer base;
•Prevailing local and global economic conditions, semiconductor industry cyclicality, customer capital spending patterns and AI-related investment trends may negatively affect customer demand and purchasing decisions; and
•We are exposed to risks related to the development, adoption, governance and use of AI by us, our competitors, customers, and other third parties.
Business Model and Capital Structure Risks
•We may not be able to maintain our technology advantage or protect our proprietary rights;
•We may not be able to continue to compete successfully worldwide;
•We may not receive components, materials or subassemblies necessary to build our products in a timely, cost-effective or compliant manner, including as a result of limited-source suppliers, the availability of rare earth elements or DRAM chip shortages;
•We may fail to operate our business in a manner consistent with our business plan;
•We may fail to comply with the covenants in our Revolving Credit Facility (defined below) and Senior Notes (defined below), which could impair our ability to borrow needed funds, or require us to repay debt sooner than we planned;
•We may not have sufficient financial resources to repay indebtedness when due, and our leveraged capital structure may divert resources from operations, investments, dividends, stock repurchases and other corporate uses;
•We may not be able to declare cash dividends at all or in any particular amounts;
•Risks related to our commercial terms and conditions, including our indemnification of third parties, as well as the performance of our products;
•Government funding may be terminated, modified or subject to audit, repayment obligations, penalties or other restrictions;
•We may incur significant restructuring charges or other asset impairment charges or inventory write-offs;
•We are subject to risks related to receivables factoring, banking arrangements, and compliance with certain settlement agreements with the government; and
•Our Amended and Restated Bylaws (“Bylaws”) designate the Court of Chancery of the State of Delaware as the sole forum for certain actions, which may discourage claims against the Company.
For a more complete discussion of the material risks facing our business, see below.
Macroeconomic, International Trade, Operational and Regulatory Risks
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
A majority of our total revenues are derived from outside the U.S., and we maintain significant operations outside the U.S. We are exposed to numerous risks as a result of the international nature of our business and operations. We expect these conditions to continue in the foreseeable future.
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
•Political instability, geopolitical tensions, natural disasters, legal or regulatory changes, acts of war such as the wars between Russia and Ukraine and the military conflicts in the Middle East and any further escalation thereof, or terrorism in regions where we, our customers or our suppliers have operations or where we or they do business;
•Rising inflation and fluctuations in interest and currency exchange rates may adversely impact our ability to compete on price with local providers or the value of revenues we generate from our international business. Although we attempt to manage some of our near-term currency risks through the use of hedging instruments, there can be no assurance that such efforts will be adequate;
•Slowing growth, increased unemployment, and changes in fiscal and/or monetary policies in the countries where we operate;
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
Export controls, sanctions and other trade-related regulations issued by Commerce and other governmental authorities may limit our ability to sell certain products or provide certain services to certain customers, particularly in

China, and may significantly harm our business, results of operations, financial condition and cash flows, unless we are able to obtain required licenses.
We maintain significant operations outside the United States, and existing and evolving trade restrictions imposed by the U.S. and other governments could significantly disrupt our global operations. The U.S. government has tightened export controls for commodities, software, and technology (collectively, “items”) destined to China over the past several years. These controls have included, for example, restrictions on exporting certain items to military end users and for military end uses, the addition of numerous entities to the U.S. Entity List (a list of parties that are generally ineligible to receive U.S.-regulated items without prior licensing from Commerce), and the creation of new licensing requirements that apply to the export, re-export, and transfer of certain foreign-made items that are the direct product of U.S.-origin technology or produced by a plant or major component of a plant that itself is the direct product of U.S.-origin technology and that are destined to Huawei or its affiliates and other specified companies on the U.S. Entity List, and other facilities in China where the production of advanced node ICs occurs.
In October 2022, Commerce published the 2022 BIS Rules, which introduced restrictions related to semiconductor, semiconductor manufacturing, supercomputer and advanced computing items and end uses. These rules impose restrictions on our ability to sell, ship and support certain equipment and otherwise conduct business with certain counterparties, primarily including China-based companies involved in advanced semiconductor manufacturing. Further, the 2022 BIS Rules impose restrictions on the activities of U.S. persons with respect to certain items that are not subject to the Export Administration Regulations (“EAR”), which departs from Commerce’s typical practice of controlling items that are subject to the EAR and could further restrict our ability to conduct business in China. In October 2023, Commerce issued the 2023 BIS Rules designed to update export controls on advanced computing semiconductors and semiconductor manufacturing equipment, as well as items that support supercomputing applications and end uses, to certain D1, D4 and/or D5 countries in Supplement No. 1 of Part 740 of the U.S. EAR, including China. The 2023 BIS Rules adjust the parameters included in the 2022 BIS Rules that determine whether an advanced computing chip is restricted and impose new measures to address risks of circumvention of the controls established by the 2022 BIS Rules.
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
Commerce may continue to add China-based entities to the U.S. Entity List and impose other end use or end user export restrictions, which could disrupt or prevent our product shipments to China-based entities, and further disrupt our revenue recognition, business operations and our ability to support our customers in China.
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
We may lose revenue in future periods related to anticipated sales to customers in China unless we are able to replace their orders with other customer orders for which either an export license has been obtained or is not required. Our revenue from sales of products and provision of services to customers in China was 30%, 33% and 43% for fiscal years 2026, 2025 and

2024, respectively, and future revenue from China as a percentage of our overall revenue may decline as a result of the current and future Commerce rules and regulations.
Additionally, the Chinese government has adopted, and may further adopt, new regulations, in response to U.S. government actions, which could adversely affect our ability to do business in China.
We have faced delays and could face additional delays or denials in the export of our tools by regulatory agencies for national security or other regulatory concerns in the countries in which we do business, which could negatively affect our results of operations and timing of revenue recognition. We have controls and procedures designed to maintain compliance with U.S. and other applicable export control laws and regulations; however, we cannot guarantee that such controls and procedures will be successful in preventing violations or allegations of violations of increasingly complex and often conflicting regulations worldwide. Recently, some of our products destined for China have been held up by U.S. Customs and Border Protection due to questions about the nature of the customer or about the capabilities of our products. We cannot make any assurance that products that have been held up will be cleared for shipment in a timely manner or without a license. Shipment delays or cancellations could have an adverse effect on our financial condition and results of operations. The complexity and evolving nature of the rules and regulations, and the fact that Commerce or other relevant regulators might adopt interpretations of regulations that differ from those of the Company, increase our risk of non-compliance.
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
Recently announced and future U.S. tariffs, retaliatory trade measures and other trade restrictions, as well as uncertainty regarding tariff authority, implementation and refund processes, may have a material adverse impact on our results of operations.
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
In April 2025, Commerce announced the initiation of investigations into the effects on U.S. national security of imports of semiconductors under Section 232 of the Trade Expansion Act of 1962. The scope of the investigations includes semiconductors, semiconductor manufacturing equipment and their derivative products, including semiconductor substrates and bare wafers, legacy chips, leading-edge chips, microelectronics and other components. While the results of the investigations are currently unknown, they may result in additional tariffs and trade restrictions, which may adversely impact our business.
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

Additionally, while we are pursuing recovery of duties previously paid through the administrative refund process established by U.S. Customs and Border Protection and have begun receiving refunds, changes in the refund process or related legal challenges could impact the timing of cash receipts and our results of operations.
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
We are subject to various risks related to compliance with laws, rules and regulations enacted by legislative bodies and/or regulatory agencies in the countries in which we operate and with which we must comply, including environmental, safety, antitrust, anti-corruption/anti-bribery, unclaimed property, conflict minerals and other responsible sourcing practices, economic sanctions and export control regulations. We have policies and procedures designed to promote compliance with applicable laws, but there can be no assurance our policies and procedures will prove completely effective in ensuring compliance by all our personnel, business partners and representatives, for whose misconduct we may under some circumstances be legally responsible. Our failure or inability to comply with existing or future laws, rules or regulations in the countries in which we operate could result in government investigations and/or enforcement actions, which could result in significant financial cost (including investigation expenses, defense costs, assessments and criminal or civil penalties), reputational harm and other consequences that may adversely affect our operating results, financial condition and ability to conduct our business. For instance, in response to the war between Russia and Ukraine, the U.S., the European Union and other countries have imposed sanctions against Russia, Belarus and certain other regions, entities and individuals, and may impose additional sanctions, export controls or other measures. The imposition of sanctions, export controls and other measures could adversely impact our business including preventing us from performing existing contracts, recognizing revenue, pursuing new business opportunities or receiving payment for products already supplied or services already performed with customers.
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
Although we have engaged, and expect to continue to engage, in certain voluntary ESG initiatives to improve the ESG profile of our operations and product offerings, we cannot guarantee that such efforts will have the intended results, including whether we are able to measure and disclose related data of sufficient quality or timeliness or in accordance with particular methodological practices. For example, we have adopted certain GHG emissions reduction targets for Scope 1, 2 and 3 emissions. Although several of these goals have been validated by SBTi, our estimates concerning the timing and cost of implementing our goals are subject to risks and uncertainties, some of which are outside of our control. In addition, standards for calculating and disclosing emissions and other sustainability metrics continue to evolve, which can result in inconsistencies or other changes to data over time, revisions to our strategies and targets, or our ability to achieve them, subjecting us to additional scrutiny. Standards for ESG metrics and reporting continue to evolve due to a variety of factors, and our disclosures are expected to evolve as well, whether in response to regulatory requirements or otherwise; however, we cannot guarantee that our approach will align with any particular methodology or stakeholder expectations. Any failure, or perceived failure, to disclose in keeping with best practices, regulations, or other stakeholder expectations or to successfully achieve our voluntary goals, or the manner in which we achieve some or any portion of our goals, could adversely impact our reputation or, to the extent related to our sustainability-linked capital sources, financial condition and results of operations.
Our ESG efforts have included, and may in the future include further adoption, or expansion, of certain ESG practices or policies, which may require us to expend additional resources to implement or to forego certain business opportunities to the extent others in our value chain do not meet pertinent requirements of such policies. By contrast, any failure, or perceived failure, to conform to such policies could have an adverse impact on our reputation and business activities. Our performance may be subject to greater scrutiny as a result of our announcement of any goals or policies and the publication of our performance against the same. Stakeholders may have different, and at times conflicting, expectations. While some external sources may seek to pressure us to adopt additional or more aggressive ESG initiatives, there are simultaneous efforts by others to reduce companies’ efforts on such matters. Such proponents and opponents of ESG matters are increasingly resorting to activism or litigation to advance their perspectives. In addition, as noted above, regulators, including the European Union and the State of California, have adopted, or are considering adopting, regulations regarding ESG matters, including, but not limited to, climate change-related matters. Such regulatory approaches are not uniform, which may increase the cost and complexity of compliance. Addressing stakeholder expectations, including regulations, entails costs and any failure to successfully navigate such expectations may result in reputational harm, loss of customers or contracts, potential regulatory or investor engagement, or other adverse impacts to our business. Such ESG matters also impact at least certain of our suppliers and customers, which may compound or cause new impacts on our business, financial condition or results of operations.
We depend on key personnel to manage our business effectively, and if we are unable to attract, retain and motivate our key employees, our sales and product development could be harmed.
Our employees are vital to our success, and our key management, engineering and other employees are difficult to replace. We generally do not have employment contracts with our key employees. Further, we do not maintain key person life insurance for any of our employees. The expansion of high technology companies worldwide and the elevated demand for talent from the growth in demand for semiconductors in recent years has increased competition for qualified personnel. Competition for engineering and other technical personnel in many areas of the world in which we operate is especially intense due to the proliferation of technology companies worldwide. Our competitors have targeted individuals in our organization who have desired skills and experience. In addition, current or future immigration laws, policies or regulations may limit our ability to attract, hire and retain qualified personnel. If we are unable to attract, onboard and retain key personnel, or if we are not able to attract, assimilate, onboard and retain additional highly qualified employees to meet our current and future needs, our business and operations could be harmed.
We outsource a number of services to third-party service providers, which decreases our control over the performance of these functions. Disruptions or delays at our third-party service providers could adversely impact our operations.
We outsource a number of services, including our transportation, information systems management and logistics management of spare parts and certain accounting and procurement functions, among others, to domestic and overseas third-party service providers. While outsourcing arrangements may lower our cost of operations, they also reduce our direct control over the services rendered. It is uncertain what effect such diminished control will have on the quality or quantity of products delivered or services rendered, on our ability to quickly respond to changing market conditions, or on our ability to ensure compliance with all applicable domestic and foreign laws and regulations. In addition, many of these outsourced service providers, including certain hosted software applications that we use for confidential data storage, may employ cloud computing technology and other systems. These providers are susceptible to “cyber incidents,” such as software vulnerabilities, cyber-attacks aimed at theft of sensitive data, inadvertent cyber-security compromises, attacks aimed at operational disruption at the target or third-party service providers, all of which are outside of our control. If we do not effectively develop and manage our outsourcing strategies, if required export and other governmental approvals are not timely obtained, if our third-party service providers pass on the cost of inflation to us or do not perform as anticipated, or do not adequately maintain operational resilience or fail to protect our data from cyber-related security breaches, or if there are delays or difficulties in enhancing business processes, we may experience operational difficulties (such as limitations on our ability to ship products), increased costs, manufacturing or service interruptions or delays, loss of IP rights or other sensitive data, quality and compliance issues, and challenges in managing our product inventory or recording and reporting financial and management information, any of which could materially and adversely affect our business, financial condition and results of operations.
We depend on information technology for our business and are exposed to risks related to cybersecurity threats and cyber incidents affecting our, our customers’, suppliers’ and other service providers’ systems and networks.
In the conduct of our business, we and certain of our third-party providers collect, use, transmit and store data on information systems and networks, including systems, software, hardware and networks owned and maintained by KLA and/or by third-party providers (collectively, “IT Systems”). This data includes confidential information, transactional information and IP belonging to us, our customers and our business partners, as well as personal information of individuals (collectively, “Confidential Information”). We also integrate and use certain third-party services and products, including software, in our IT Systems, and such third-party products, services and systems are beyond our control. We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as diverse attack vectors, such as computer viruses, bugs, ransomware and other malware, technological errors and known and unknown vulnerabilities in our software and systems and those of third parties, cyber-related security breaches and similar disruptions from unauthorized intrusions, tampering, misuse or criminal acts made directly against our systems or networks, or through our third-party providers or the supply chain, including social engineering, phishing, or other events or developments that we may be unable to anticipate or fail to mitigate, including, but not limited to, financial fraud, including check fraud, vulnerabilities or misconfigurations in our IT Systems. In addition, insider actors, malicious or otherwise, could misappropriate our Confidential Information, compromise our IT Systems, tamper with our products or otherwise cause disruptions to our business operations. Cybersecurity threats also include attempts to infiltrate our products or services, including attacks targeting the security, confidentiality, integrity and/or availability of the hardware, software, and information stored in our products, including after those products have been sold by us and when they are incorporated into third-party facilities or infrastructure. Moreover, we have acquired and may continue to acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures, which exposes us to significant cybersecurity, operational and financial risks. Remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.
We and our third-party providers regularly experience cyber-attacks and events and on occasion incidents involving unauthorized access to IT Systems and Confidential Information and, although no such attacks, events or incidents have materially impacted our operations or financial results to date, there can be no assurance that such attacks, events or incidents will not be material to KLA in the future. Because the techniques used to perpetrate cyberattacks and other security incidents change frequently and increasingly leverage technologies such as AI, cyber-attacks may not be recognized until launched against a target and are increasingly designed to circumvent controls, avoid detection and remove or obfuscate forensic artifacts. As such, we may be unable to anticipate these techniques, implement adequate preventative measures, or adequately identify, investigate and recover from cybersecurity incidents. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. We strive to prioritize the remediation of identified security vulnerabilities based on known and anticipated risks, and we aim to patch vulnerabilities within reasonable timeframes. However, we are unable to comprehensively identify all vulnerabilities (particularly as related to third-party software and systems), apply patches or confirm that mitigating measures are in place, or ensure that any patches will be applied by us or our third parties before exploitation by a threat actor. If attackers are able to exploit vulnerabilities before patches are installed or mitigating measures are implemented, significant compromises could impact our IT Systems and Confidential Information. Moreover, AI may be used to generate cyberattacks as AI capabilities improve and are increasingly adopted. These attacks crafted with AI tools could directly attack our IT Systems or Confidential Information with greater speed and/or efficiency than a human threat actor or create more effective phishing emails, polymorphic malware that adapts real-time to a victim environment during deployment, and automated vulnerability identification, among other things. In addition, the threat could be introduced from the result of us, our customers or business partners incorporating AI into our respective businesses, for example, introducing malicious code by incorporating AI generated source code.
Any impact to the availability, integrity or confidentiality of our IT Systems or Confidential Information can materially adversely impact our business, operations and financial condition directly, or indirectly by impacting third parties in the supply chain, including direct or sub-tier suppliers, in many potential ways: disruptions to operations; misappropriation, corruption or theft of Confidential Information; misappropriation of funds and Company assets; reduced value of our investments in research, development and engineering; litigation (including class action lawsuits) with, or payment of damages to, third parties; reputational damage; costs to comply with regulatory inquiries or actions; data privacy issues; costs to rebuild our IT Systems or restore our Confidential Information; and increased cybersecurity protection and remediation costs. Additionally, cybersecurity and data security and protection laws and regulations are evolving and present increasing compliance challenges, which may increase our costs, affect our competitiveness, cause reputational harm and expose us to substantial fines or other penalties. Cybersecurity incidents affecting our customers could result in substantial delays in our ability to ship to those customers or install our products, which could result in delays in revenue recognition or the cancellation of orders, and cybersecurity incidents affecting our suppliers could result in substantial delays in our ability to obtain necessary components for our products from those suppliers, which could hamper our ability to ship our products to our customers and service them, harming our results of operations. For example, in February 2023, one of our suppliers experienced a ransomware event that caused delays in its manufacturing operations, resulting in its shipment delays to us for components we ordered, which, in turn, caused delays in some of our outbound shipments during the quarter. Similar events could cause disruptions in the future.
We carry insurance that provides limited protection against the potential losses arising from a cybersecurity incident, but it will not likely cover all such losses, and the losses it does not cover may be significant.

We rely upon critical information systems, including our ERP system, for daily business operations and financial reporting, and system failures, implementation issues, or limited access to critical information could adversely affect our business operations.
Our global operations are dependent upon certain information systems, including telecommunications, the internet, our corporate intranet, network communications, email and various computer hardware and software applications. System failures or malfunctions, such as difficulties with our customer and supplier relationship management systems, could disrupt our operations and our ability to timely and accurately process and report key components of our financial results. Our ERP system is integral to our ability to accurately and efficiently maintain our books and records, record transactions, provide critical information to our management, and prepare our financial statements. We are currently upgrading our ERP system, with implementation expected to be completed in the first quarter of fiscal year 2027. Implementation of an upgrade to an ERP system requires the investment of significant resources and could lead to data migration issues, administrative and technical problems, and delays. Moreover, once our ERP system is upgraded, it may not operate as we expect it to. Any disruptions or difficulties that may occur in connection with our ERP system or other systems (whether in connection with the regular operation, periodic enhancements, modifications or upgrades of such systems or the integration of our acquired businesses into such systems, or due to cybersecurity events such as ransomware attacks, including attacks on the information systems of our business partners and other third parties) could adversely affect our ability to complete important business processes, such as the evaluation of our internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. Any of these events could have an adverse effect on our business, operating results and financial condition.
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
If we are unable to successfully integrate and manage acquired businesses, if the costs associated with integrating the acquired businesses exceed our expectations, or if acquired businesses perform poorly, then our business and financial results may suffer. It is possible that the businesses we have acquired, as well as businesses we may acquire in the future, may perform worse than expected or prove to be more difficult to integrate and manage than anticipated. In addition, we may face other risks associated with acquisition transactions that may lead to a material adverse effect on our business and financial results, including:
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
Disruption of our manufacturing facilities, other operations, suppliers, or customers due to climate change, natural disasters, public health crises, terrorism, acts of war or other catastrophic events could result in order cancellations, delivery delays, supply chain disruption or loss of customers and could seriously harm our business.
We have significant manufacturing operations in the U.S., Singapore, Israel, China and various locations throughout Europe. In addition, our business is international in nature, with our sales, service and administrative personnel and our customers and suppliers located in numerous countries throughout the world. Operations at our manufacturing facilities and our assembly subcontractors and those of our suppliers, as well as our other operations and those of our customers, are subject to disruption for a variety of reasons, including work stoppages, acts of war, terrorism, public health crises, fire, earthquake, volcanic eruptions, drought, storms, extreme temperatures, energy shortages, spikes in energy demand or power blackouts, disruptions in the availability of water necessary for our operations, including in areas of relatively high water stress, flooding or other natural disasters. Certain of these events may become more frequent or intense as a result of climate change, or other environmental or social issues, which may in some instances also contribute to chronic changes such as sea-level rise or changes to meteorological or hydrological patterns that may also disrupt our or our suppliers’ operations or otherwise adversely impact our business. Such disruption has caused, as with the COVID-19 pandemic, and could in the future cause inefficiencies in our workforce and delays in, among other things, shipments of products to our customers, our ability to perform services requested by our customers, the ability of our suppliers to supply us components for our products in a timely manner, or the timely installation and acceptance of our products at customer sites. Such disruptions could also induce illiquidity for our customers and suppliers, further straining our supply chain and causing continued uncertainty in customers’ abilities to pay for the products they purchase and their demand for our products and services. In case of any disruptions in our supply chain, we may need to commit to increased purchases and provide longer lead times to secure critical components, which could increase inventory obsolescence risk.
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
We maintain significant operations in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors, and a state of hostility varying in degree and intensity has led to security and economic challenges for Israel. Persistent hostilities involving Iran and Iran-backed groups, including Hezbollah in Lebanon, the Houthis in Yemen and Hamas in the Gaza Strip, have involved missile strikes against civilian targets in various parts of Israel and attacks on marine vessels traversing the Red Sea. The recent escalation of conflicts in the region has heightened instability, disrupted airspace, and increased freight and insurance costs. Disruptions in shipping routes in the Red Sea could result in delays in shipping our products to customers, which could delay the timing of revenue recognition and create uncertainty related to timeliness of shipments from the region. In addition, some of our employees in Israel are obligated to perform annual reserve duty in the Israel Defense Forces, and may be called to active military duty in emergency circumstances. The ongoing conflicts, including additional military actions, retaliatory measures, sanctions, cyberattacks, or other governmental or market responses, could lead to further disruption of global energy supplies, heighten inflationary pressures on our input costs, adversely affect global supply chains, commodity prices, currency exchange rates, financial markets and overall macroeconomic conditions. These developments could impact our ability to operate our business directly and indirectly through a similar impact on our suppliers and customers.
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
In addition, the market price for our common stock is volatile and has fluctuated significantly during recent years. The trading price of our common stock could continue to be highly volatile and fluctuate widely in response to various factors, including, without limitation, conditions in the semiconductor industry and other industries in which we operate, fluctuations in the global economy or capital markets, our operating results or other performance metrics, or adverse consequences experienced by us as a result of any of the risks described elsewhere in this Item 1A. Volatility in the market price of our common stock could cause an investor in our common stock to experience a loss on the value of their investment in us. It could also increase stock-based compensation expenses, affect our effective tax rate and adversely impact our ability to raise capital through the sale of our common stock or to use our common stock as consideration to acquire other companies.

We are exposed to risks associated with our interest rate hedging activities.
In 2026, we entered into interest rate swaps which are designated as fair value hedges and allow us to convert a portion of our fixed-rate payments under the senior, unsecured long-term notes issued in June 2022 (“2022 Senior Notes”) into floating-rate payments based on the Daily Secured Overnight Financing Rate swap rate plus a fixed number of basis points. As of June 30, 2026, we had an aggregate principal amount of $2.00 billion in fixed-rate debt that was swapped to floating-rate debt.
Because the interest rate swaps convert a portion of our fixed-rate debt to floating-rate debt, an increase in interest rates would require us to pay additional interest on the swapped debt, which may have an adverse effect on our results of operations and cash flows. These hedges may be inadequate to achieve their intended purpose of managing the fair value of our fixed-rate debt exposure. Furthermore, if a financial counterparty to our hedges experiences financial difficulties or is otherwise unable to honor the terms of the interest rate hedges, we may experience material financial losses.
We are exposed to risks in connection with tax and regulatory compliance audits in various jurisdictions.
We are subject to tax and regulatory compliance audits (such as related to customs or product safety requirements) in various jurisdictions, and such jurisdictions may assess additional income or other taxes, penalties, fines or other prohibitions against us. Although we believe our tax estimates are reasonable and we have the controls in place to help ensure our products and practices comply with applicable regulations, the final determination of any such audit and any related litigation could be materially different from our historical income tax provisions and accruals related to income taxes and other contingencies. The results of an audit or litigation could have a material adverse effect on our operating results or cash flows in the period or periods for which that determination is made.
A change in our effective tax rate can have a significant adverse impact on our business.
We earn profits in, and are therefore potentially subject to taxes in, the U.S. and numerous foreign jurisdictions, including Singapore and Israel, the countries in which we earn the majority of our non-U.S. profits. Due to economic, political or other conditions, tax rates in those jurisdictions may be subject to significant change. A number of factors may adversely impact our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; changes in the tax rates imposed by those jurisdictions; expiration of tax holidays in certain jurisdictions that are not renewed; the resolution of issues arising from tax audits with various tax authorities; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; increases in expenses not deductible for tax purposes, including write-offs of acquired in-process research and development and impairment of goodwill in connection with acquisitions; changes in available tax credits; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws; changes in generally accepted accounting principles; and the repatriation of earnings from outside the U.S. for which we have not previously provided for U.S. taxes. A change in our effective tax rate can materially and adversely impact our results of operations.
In addition, changes to U.S. tax laws will significantly impact how U.S. multinational corporations are taxed on U.S. and foreign earnings. On July 4, 2025, the enactment of the One Big Beautiful Bill Act (“OBBBA”) provides for several permanent changes to the U.S. tax code including, among other items, modifying the Global Intangible Low-Taxed Income (“GILTI”) and Foreign-Derived Intangible Income (“FDII”) rules that were included in the Tax Cuts and Jobs Act, which was enacted into law on December 22, 2017.
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
The enactment of the Inflation Reduction Act (“IRA”) introduced a corporate alternative minimum tax (“CAMT”). The CAMT applies a 15% minimum income tax rate on certain large corporations. Although we were not subject to the CAMT in our fiscal year ended June 30, 2026, the enactment of the OBBBA and interpretations of such law may result in our subjection to CAMT liability in future periods, which can have a material and adverse impact to our future effective tax rate.
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
Industry and Technology Risks
Ongoing changes in the technology industry, including AI-related developments and changes in semiconductor manufacturing processes, customer investment patterns and end-market demand, could expose our business to significant risks.
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
•AI-driven design, verification, testing, process-node development, chip-based architectures, advanced packaging and novel materials science may compress semiconductor development cycles, lower barriers to entry, accelerate vertical integration or insourcing by customers or other technology companies, change inspection and metrology requirements, shorten the useful commercial life of existing products, reduce returns on our R&D investments, or render certain product lines, manufacturing processes or IP less valuable or obsolete;
•The focus on reducing energy usage and improving the environmental impact and sustainability associated with semiconductor manufacturing operations, including the availability of adequate and reliable energy sources
•Changes in demand for semiconductor chips due to changes in the timing, level of investment in, or technologies used in the buildout of data centers, including data-center buildout driven by demand for AI technologies;
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
We operate in industries that have historically been cyclical, including the semiconductor industry, and customer purchasing decisions are highly dependent on local and global economic conditions, industry conditions, capital spending patterns and AI-related investment trends. If we fail to respond to industry cycles, our business, financial condition and operating results could be adversely impacted.
The timing, length and severity of the up-and-down cycles in the industries that we serve are difficult to predict. The historically cyclical nature of the semiconductor industry in which we primarily operate is largely a function of our customers’ capital spending patterns and need for expanded manufacturing capacity, which, in turn, are affected by factors such as capacity utilization, consumer demand for products, inventory levels and our customers’ access to capital. Heavy investments in the capacity and infrastructure needed to support AI-driven semiconductor growth have elevated our customers’ capital spending. While AI adoption is likely to continue and grow, the sustainability of such elevated investments cannot be assured. Cyclicality affects our ability to accurately predict customer demand, future revenue and, in some cases, future expense levels. In anticipation of customer demand, including demand driven by AI-related investments, we may purchase or commit to purchase inventory, manufacturing capacity or other resources that do not materialize or are delayed, reduced or canceled. If our forecasts are inaccurate, we may hold inadequate, excess or obsolete inventory, incur cancellation, postponement or expediting costs, experience underutilized capacity or manufacturing inefficiencies, miss revenue opportunities, lose market share or damage customer relationships.
The growth that we have experienced over the past few years has resulted in higher levels of backlog. This could result in order modifications, rescheduling or even cancellations that may not be communicated to us in a timely manner, causing backlog to remain elevated until timing changes are agreed with the customer. Customer communication delays for orders already placed could affect our ability to respond quickly in weakening demand environments, which could harm our results of operations.
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
We are exposed to risks related to the development, adoption, governance and use of AI by us, our competitors and other third parties.
We are increasingly incorporating AI capabilities into the development of technologies and our business operations, and into our products and services. AI technology is complex and rapidly evolving, and may subject us to significant competitive, legal, regulatory and other risks. We cannot predict the pace or trajectory of AI development or the extent to which AI-driven disruption will affect the semiconductor industry, and AI technologies may disrupt the broader semiconductor supply chain and ecosystem in ways that are difficult to predict. The implementation of AI can be costly and there is no guarantee that our use of AI will enhance our technologies, benefit our business operations or produce products and services that are preferred by our customers. Our competitors may be more successful in their AI strategy and develop superior products and services with the aid of AI.
Additionally, AI algorithms or training methodologies may be flawed, and datasets may contain irrelevant, insufficient or biased information, which can cause errors in outputs. This may give rise to legal liability, damage our reputation and materially harm our business. Our employees, consultants, partners or third-party vendors may use AI tools without authorization or in a manner inconsistent with our policies, which could expose proprietary, confidential or regulated information to unauthorized recipients or create claims relating to privacy, open-source software, contractual obligations or other legal requirements. The use of AI in the development of our products and services, and our customers’ use of AI in relation to our products and services could also cause loss of IP, as well as subject us to risks, including third-party claims, related to IP infringement or misappropriation, data privacy and cybersecurity. Additionally, concerns over the use of AI for purposes contrary to public interests could impair public acceptance of AI and impair demand for our products and services.
Although we strive to use AI technologies responsibly and have implemented internal processes and controls designed to identify and mitigate ethical and legal concerns related to our use of AI technologies, such processes and controls may not be sufficient to identify, assess, and mitigate all AI-related risks, and we may not identify or resolve issues before they occur. Failure to effectively develop and manage our AI governance framework could result in legal liability, regulatory action, reputational harm, or other adverse consequences to our business.
Furthermore, the regulatory framework for AI technologies is rapidly evolving, uncertain, and varies significantly by jurisdiction, with new laws and regulations being enacted or proposed in the United States, the European Union and elsewhere. Compliance with new or changing AI-related laws and regulations may impose significant operational costs, require additional investment in governance and controls, or necessitate changes to our offerings or business practices. Any failure or perceived failure by us to comply with such regulatory requirements could subject us to legal liabilities, damage our reputation, or otherwise have a material and adverse impact on our business.
Business Model and Capital Structure Risks
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
Our business would be harmed if we do not receive parts, materials and subassemblies sufficient in number and performance to meet our production requirements and product specifications in a timely, cost-effective and compliant manner.
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
A supplier may discontinue production of a particular part for any number of reasons, including the supplier’s financial condition or business operational decisions, which would require us to purchase, in a single transaction, a large number of such discontinued parts in order to ensure that a continuous supply of such parts remains available to our customers. Such “end-of-life” parts purchases could result in significant expenditures by us in a particular period, and, ultimately, any unused parts may result in a significant inventory write-off, either of which could have an adverse impact on our financial condition and results of operations for the applicable periods. Recently, a few large suppliers have discontinued manufacturing certain DRAM chips that are incorporated in a number of our products, and the resulting shortage has caused a dramatic increase in the prices to acquire these chips. Our efforts to procure these chips contributed to an increase in purchase commitments in fiscal 2026. We estimate that the additional costs to procure these DRAM chips will continue to have an adverse impact on our gross margin in fiscal 2027. If we are unable to acquire adequate supply of such chips or acquire them in a timely or cost-controlled manner, our results of operations could be harmed.
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
We have a leveraged capital structure.
As of June 30, 2026, we had $5.95 billion aggregate principal amount of outstanding indebtedness, consisting of senior, unsecured long-term notes (the “Senior Notes”). This aggregate principal amount of senior, unsecured notes includes an issuance in February 2024 of $750.0 million aggregate principal amount of senior, unsecured notes, consisting of $500.0 million of 4.700% senior, unsecured notes due February 1, 2034 and an additional $250.0 million of 4.950% senior, unsecured notes due July 15, 2052 which was originally issued in June 2022. We have a Credit Agreement (the “Credit Agreement”) and Revolving Credit Facility (the “Revolving Credit Facility”) with a maturity date of July 3, 2030, with two one-year extension options that allow us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $500.0 million in the aggregate. As of June 30, 2026, we had no outstanding borrowings under our Revolving Credit Facility. We may incur additional indebtedness in the future by accessing the unfunded portion of our Revolving Credit Facility and/or entering into new financing arrangements. We also announced a stock repurchase program, under which the remaining available for repurchases was $9.74 billion as of June 30, 2026. A portion of the remaining repurchases may be financed with new indebtedness. Our ability to pay interest and repay the principal amount of our current indebtedness is dependent upon our ability to manage our business operations, our credit rating, the ongoing interest rate environment and the other risk factors discussed in this Item 1A. There can be no assurance that we will be able to manage any of these risks successfully.
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
Borrowings under our Revolving Credit Facility bear interest at a floating rate, and an increase in interest rates, particularly in the current environment of rising interest rates, would require us to pay additional interest on any borrowings, which may have an adverse effect on the value and liquidity of our debt and the market price of our common stock could decline. The interest rate under our Revolving Credit Facility is also subject to (i) an adjustment in conjunction with our credit rating downgrades or upgrades and (ii) an adjustment based on our performance against certain sustainability key performance indicators related to GHG emissions and renewable electricity usage. Additionally, under our Revolving Credit Facility, we are required to comply with affirmative and negative covenants, which include the maintenance of certain financial ratios, the details of which can be found in Note 7 “Debt” to our Consolidated Financial Statements.
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
•An impairment of our ability to obtain additional financing in the future; and
•Obligations to comply with restrictive and financial covenants as noted in the above risk factor and Note 7 “Debt” to our Consolidated Financial Statements.
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
There are risks associated with our receipt of government funding.
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
This choice of forum provision may increase costs to bring a claim, discourage claims or limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder finds favorable for disputes with the Company or our directors, officers or employees, which may discourage such lawsuits against the Company and its directors, officers and employees, even though an action, if successful, might benefit our stockholders. Alternatively, if a court were to find the choice of forum provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such matters in other jurisdictions, which could increase our costs of litigation and adversely affect our business and financial condition.
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
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Part I Item 1A “Risk Factors – We depend on information technology for our business and are exposed to risks related to cybersecurity threats and cyber incidents affecting our, our customers’, suppliers’ and other service providers’ systems and networks.”
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
Our Chief Legal Officer and Chief Information Security Officer (“CISO”) are members of our management team. They are principally responsible for assessing and managing our material risks from cybersecurity threats and for our overall cybersecurity risk management process, including the supervision of both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CISO has a degree with a focus on information technology, and is a Certified Information Systems Auditor with over 20 years of experience in information technology related roles, including building and leading cybersecurity, risk management and information protection teams. Our CISO reports to our Chief Legal Officer who oversees cybersecurity, and holds a Carnegie Mellon University Software Engineering Institute CERT Certificate for Cybersecurity Oversight. The operational cybersecurity team collectively have decades of relevant cybersecurity education and experience and maintain a wide range of industry certifications. We invest in regular, ongoing cybersecurity training for the cybersecurity team.
Our management team works closely with our Chief Legal Officer and CISO to stay informed about and monitor efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include: briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in our information technology environment.
ITEM 2.PROPERTIES
Our headquarters are located in Milpitas, California. We own and lease facilities worldwide that support our manufacturing, R&D, sales, service and administrative activities. Our principal manufacturing operations are located in the U.S., Singapore, Israel, China and various locations throughout Europe. Our principal R&D activities are conducted in the U.S., U.K., India, China, Singapore and Israel. We also maintain sales and service facilities in major semiconductor manufacturing regions around the world to support our global customer base. We believe our facilities are well maintained and suitable for their intended purposes and that our existing manufacturing capacity, together with planned expansions and operational improvements, is adequate to meet our current requirements and expected near-term growth. Because many of our facilities support multiple business activities and technologies, we do not identify or allocate property assets by operating segment.
ITEM 3.LEGAL PROCEEDINGS
The information set forth below under Note 14 “Litigation and Other Legal Matters” to our Consolidated Financial Statements is incorporated herein by reference.
ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the NASDAQ Global Select Market of The Nasdaq Stock Market LLC under the symbol “KLAC.”
On June 11, 2026, the Company effected a ten-for-one stock split of its common stock and a proportional increase in the number of authorized shares of common stock. Share and per share information throughout this Annual Report on Form 10-K have been retroactively adjusted to reflect the stock split. The par value per share remains unchanged at $0.001 per share after the stock split.
On August 6, 2026, we announced that our Board of Directors had declared a quarterly cash dividend of $0.230 per share to be paid on September 1, 2026 to stockholders of record as of the close of business on August 17, 2026.
As of August 3, 2026, there were 416 holders of record of our common stock.
Equity Repurchase Plans
The following is a summary of stock repurchases for each month during the fourth quarter of the fiscal year ended June 30, 2026:

Period	Total Number of Shares Purchased(1)	Average Price Paid(3) per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
April 1, 2026 to April 30, 2026	1,184,390	$170.47	1,184,390	$10,111,119,596
May 1, 2026 to May 31, 2026	999,790	$178.64	999,790	$9,932,517,229
June 1, 2026 to June 30, 2026	836,720	$227.35	836,720	$9,742,290,167
Total	3,020,900		3,020,900
__________________
(1)Our Board of Directors has authorized a program that permits us to repurchase our common stock, including a $7.00 billion increase approved by the Board on March 11, 2026, which is in addition to the $3.94 billion authorization remaining as of December 31, 2025 under the then existing share repurchase program approved on April 30, 2025. As of June 30, 2026, $9.74 billion remained available for repurchases under our repurchase program. All shares in the table were purchased pursuant to our publicly announced repurchase program.
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
The following graph compares the cumulative five-year total return attained by stockholders on our common stock relative to the cumulative total returns of the S&P 500 Index and the Philadelphia Semiconductor Index (“PHLX”). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of all dividends) from June 30, 2021 to June 30, 2026.

	June 2021	June 2022	June 2023	June 2024	June 2025	June 2026
KLA Corporation	$100.00	$99.58	$153.41	$263.28	$288.67	$978.58
S&P 500	$100.00	$89.38	$106.90	$133.15	$153.34	$187.57
PHLX Semiconductor	$100.00	$77.39	$112.82	$169.90	$173.82	$449.45
Our fiscal year ends June 30. The comparisons in the graph above are based upon historical data and are not necessarily indicative of, nor intended to forecast, future stock price performance.
ITEM 6.[RESERVED]
ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This discussion contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors, including but not limited to those discussed in Part I Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K (see “Special Note Regarding Forward-Looking Statements”). Discussions and analysis of fiscal year 2025 as compared against fiscal year 2024 have been omitted and can be found in Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the SEC.

EXECUTIVE SUMMARY
We are a leading supplier of process control and yield management solutions and services for the semiconductor and related electronics industries. Our broad portfolio of inspection and metrology products, along with related services, software and other offerings, supports R&D and manufacturing of ICs, wafers and reticles. Our products, services and expertise enable our customers to measure, detect, analyze and resolve critical nanometer-scale product defects, helping them to address manufacturing challenges and achieve higher yields at lower cost.
We also offer advanced technology solutions across a range of adjacent markets, including PCBs, advanced packaging, specialty semiconductors (such as LEDs, power devices and compound semiconductors), data storage and general materials research. In addition, our services business has grown consistently year over year and accounted for approximately 23% of our total revenues in fiscal 2026. Our services revenue, which is generated largely from recurring “subscription-like” contracts, provides maintenance and other services to maximize uptime, productivity and tool life for our customers, supported in part by continued demand from legacy semiconductor markets.
We are organized into three reportable segments, as follows:
•Semiconductor Process Control: a comprehensive portfolio of inspection, metrology and data analytics products, as well as related service offerings that help IC manufacturers achieve target yields throughout the semiconductor fabrication process, from R&D through volume production.
•Specialty Semiconductor Process: advanced vacuum deposition and etching process tools used by a broad range of specialty semiconductor customers.
•PCB and Component Inspection: a range of inspection, testing and measurement, and direct imaging for patterning products used by manufacturers of PCBs, advanced packaging, MEMS and other electronic components.
The semiconductor industry continues to experience market expansion and diversification. HPC and data centers, supported by increasing adoption of AI, are contributing to industry growth and these trends are expected to continue to influence industry investment into fiscal year 2027. AI represents a key technology inflection point driving innovation and demand at the leading edge, and our portfolio of products is well positioned to support leading-edge demand and the ongoing AI infrastructure buildout. Our semiconductor customers generally operate in one or both major semiconductor device manufacturing markets: memory and foundry/logic. Long-term demand drivers include continued adoption of EUV in HVM for logic and DRAM (including high-bandwidth memory), which are increasing process control requirements and expanding our served market. Demand for advanced semiconductor technologies, particularly at leading-edge nodes such as 2-nanometer, is increasing process complexity and process control intensity, which in turn is driving incremental demand for our solutions. Increasing complexity and value of semiconductor packages, particularly for AI and HPC applications, is also driving significant growth in our advanced packaging business. Broader industry trends, including digitization, communication improvements, healthcare innovation, industrial applications, and increasing semiconductor content in automobiles and intelligent systems, are supporting continued investment in legacy and mature-node capacity, where long product lifecycles and expanding end-market demand require ongoing manufacturing investments.
While we continue to invest in technological innovation, demand for our products may be affected by the timing of customer adoption decisions and changes in delivery schedules, which can result in variability in our operating results. In addition, geopolitical factors, including government regulations and tariffs, have impacted our results of operations and may continue to do so. We have also increased our purchase commitments, in part to secure the supply of key components, which may affect the timing and magnitude of our costs and working capital requirements. Despite these dynamics, we delivered higher revenue and net income in fiscal year 2026 compared to fiscal year 2025, driven by increased sales volume and disciplined cost management. Looking ahead to fiscal year 2027, we expect continued revenue growth as customer engagement and demand signals continue to strengthen.
We are continuously assessing the aggregate potential impact of government regulations, tariffs and other geopolitical risks on our financial results and operations. See Part I Item 1A “Risk Factors” for more information regarding how such actions by the U.S. government or another country could significantly impact our ability to provide our products and services to existing and potential customers, especially in China, and adversely affect our business, financial condition and results of operations.
On June 11, 2026, the Company effected a ten-for-one stock split of its common stock and a proportional increase in the number of authorized shares of common stock. Share and per share information throughout this Annual Report on Form 10-K have been retroactively adjusted to reflect the stock split.

The following table sets forth some of our key consolidated financial information for each of our last three fiscal years:

	Year Ended June 30,
(Dollar amounts in thousands, except diluted net income per share)	2026	2025	2024
Total revenues	$13,579,476	$12,156,162	$9,812,247
Costs of revenues	$5,255,060	$4,751,867	$3,928,073
Gross margin	61.3%	60.9%	60.0%
Net income	$4,830,771	$4,061,643	$2,761,896
Diluted net income per share	$3.66	$3.04	$2.03
We continue to focus on returning cash to our investors, making $2.29 billion in share repurchases and paying $1.06 billion in dividends in the year ended June 30, 2026. Our Board of Directors has authorized a program that permits us to repurchase our common stock, including an increase in the authorized repurchase amount of $7.00 billion in the third quarter of fiscal 2026. As of June 30, 2026, we had $9.74 billion of repurchase authority remaining. We also announced an increase in the dividend level in the third quarter of fiscal 2026 to $0.230 per share per quarter, which was our 17th consecutive annual dividend increase. Refer to the “Liquidity and Capital Resources” section below for more information on our strong cash flow generation and strategy of returning excess cash to our stockholders.
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
We determine the fair value of purchased intangible assets using the income approach, primarily by applying the relief-from-royalty or multi-period excess-earnings methods. In connection with the continued deterioration of the long-term forecast for our PCB businesses noted above, we recorded impairment losses related to purchased intangible assets of $8.7 million during the second quarter of fiscal 2025.
There can be no assurance that the estimates and assumptions used in our fair value calculations will prove to be an accurate prediction of the future. If our assumptions are not realized, or if there are future changes in any of the assumptions due to a change in economic conditions or otherwise, it is possible that a further impairment charge may need to be recorded in the future.
See Note 6 “Goodwill and Purchased Intangible Assets” in the Notes to our Consolidated Financial Statements for additional information.
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
Unrecognized tax benefits are recorded for uncertain tax positions on the largest amount that is more than 50% likely of being realized upon ultimate settlement. Evaluation of tax positions, their technical merits, and measurements using cumulative probability are inherently subjective estimates since they require our assessment of the probability of future outcomes. We recorded unrecognized tax benefits of $257.8 million and $258.6 million for the years ended June 30, 2026 and June 30, 2025, respectively. We reevaluate these uncertain tax positions on a quarterly basis based on certain factors including, but not limited to, changes in facts or circumstances; changes in tax law; audit settlements; new audit activities; and changes in accounting standards. Any changes to these factors can result in a material change to tax expense.
Our calculations of deferred tax assets and liabilities are based on estimates and judgments related to uncertainties in the application of complex tax laws and projections of future taxable income. The guidance requires that deferred tax assets be reduced by a valuation allowance if we determine it is more likely than not that a portion of the deferred tax asset will not be realized in the foreseeable future. We have determined that a valuation allowance is necessary against a portion of the deferred tax assets, but we anticipate that our future taxable income will be sufficient to recover the remainder of our deferred tax assets. We recorded tax valuation allowances of $356.6 million and $310.6 million as of June 30, 2026 and June 30, 2025, respectively, primarily related to California credit carry-forwards. Based on the enacted income apportionment rules in California, our future California income tax liability will not be sufficient to fully utilize the credit carry-forwards. We assess on a quarterly basis whether there should be a change to the valuation allowance for some portion or all of the deferred tax assets. If there is a change in our ability to recover our deferred tax assets that are not subject to a valuation allowance, we will be required to record an additional valuation allowance against such deferred tax assets which may materially increase our tax expense. If there is a change in our ability to utilize the California credit carry-forwards, we will be required to reduce our valuation allowance against such deferred tax assets which may materially decrease our tax expense.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including those recently adopted and the expected dates of adoption as well as estimated effects, if any, on our Consolidated Financial Statements of those not yet adopted, see Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements.
RESULTS OF OPERATIONS
Revenues and Gross Margin

	Year Ended June 30,
(Dollar amounts in thousands)	2026	2025	2024	FY26 vs. FY25		FY25 vs. FY24
Revenues:
Product	$10,453,537	$9,472,854	$7,482,679	$980,683	10%	$1,990,175	27%
Service	3,125,939	2,683,308	2,329,568	442,631	16%	353,740	15%
Total revenues	$13,579,476	$12,156,162	$9,812,247	$1,423,314	12%	$2,343,915	24%
Costs of revenues	$5,255,060	$4,751,867	$3,928,073	$503,193	11%	$823,794	21%
Gross margin	61.3%	60.9%	60.0%	0.4%		0.9%
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
The 12% increase in total revenues in the fiscal year ended June 30, 2026 compared to the prior fiscal year was primarily driven by higher product revenues resulting from increased leading-edge customer investments in foundry/logic, memory and advanced packaging technologies, supported by strong demand associated with AI and HPC applications. Revenue growth also benefited from higher service revenues, which increased 16% due to growth in our installed base of tools.
Revenues by segment(1)

	Year Ended June 30,
(Dollar amounts in thousands)	2026	2025	2024	FY26 vs. FY25		FY25 vs. FY24
Revenues:
Semiconductor Process Control	$12,244,733	$10,947,359	$8,733,556	$1,297,374	12%	$2,213,803	25%
Specialty Semiconductor Process	584,064	587,107	528,701	(3,043)	(1)%	58,406	11%
PCB and Component Inspection	750,415	621,721	552,491	128,694	21%	69,230	13%
Total segment revenues	$13,579,212	$12,156,187	$9,814,748	$1,423,025	12%	$2,341,439	24%
__________
(1)Segment revenues exclude corporate allocations and the effects of changes in foreign currency exchange rates. For additional details, refer to Note 17 “Segment Reporting and Geographic Information” to our Consolidated Financial Statements.
Revenue from our Semiconductor Process Control segment increased 12% in fiscal 2026 compared to fiscal 2025, primarily due to increased revenue from foundry/logic and memory customers, driven by continued leading-edge investment supporting AI and HPC applications. Revenue growth also benefited from strong customer adoption of our advanced packaging products and higher service revenue attributable to growth in the installed base of tools.
Revenue from our Specialty Semiconductor Process segment decreased slightly by 1% in fiscal 2026 compared to fiscal 2025, primarily due to lower customer investments and reduced product sales in China, mostly offset by higher service revenues resulting from growth in the installed base of tools.
Revenue from our PCB and Component Inspection segment increased 21% in fiscal 2026 compared to fiscal 2025, primarily driven by increased demand from customers investing in advanced packaging technologies, higher revenue from our PCB business, and increased service revenue attributable to growth in the installed base of tools. The increase was partially offset by the absence of revenue from our Display business following our exit from this business in the prior year.
Below is supplementary revenue information by major product categories for the indicated periods:

	Year Ended June 30,
(Dollar amounts in thousands)	2026		2025		2024		FY26 vs. FY25		FY25 vs. FY24
Revenues:
Wafer Inspection	$6,630,813	49%	$6,198,815	51%	$4,333,296	44%	$431,998	7%	$1,865,519	43%
Patterning	2,706,763	20%	2,196,347	18%	2,054,442	21%	510,416	23%	141,905	7%
Specialty Semiconductor Process	502,519	4%	517,201	4%	470,565	5%	(14,682)	(3)%	46,636	10%
PCB and Component Inspection	460,320	3%	355,891	3%	291,161	3%	104,429	29%	64,730	22%
Services	3,125,939	23%	2,683,308	22%	2,329,568	24%	442,631	16%	353,740	15%
Other	153,122	1%	204,600	2%	333,215	3%	(51,478)	(25)%	(128,615)	(39)%
Total	$13,579,476	100%	$12,156,162	100%	$9,812,247	100%	$1,423,314	12%	$2,343,915	24%

The following customer accounted for more than 10% of our total revenues, primarily in our Semiconductor Process Control segment, for the indicated periods:

Year Ended June 30,
2026	2025	2024
Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited	Taiwan Semiconductor Manufacturing Company Limited
Revenues by region
Revenues by region, based on ship-to location, for the periods indicated were as follows:

	Year Ended June 30,
(Dollar amounts in thousands)	2026		2025		2024
China	$4,048,358	29.8%	$4,042,567	33.3%	$4,196,727	42.8%
Taiwan	3,643,742	26.8%	3,205,392	26.4%	1,738,065	17.7%
Korea	1,833,836	13.5%	1,452,826	11.9%	906,924	9.2%
North America	1,757,337	13.0%	1,362,311	11.2%	1,070,791	10.9%
Japan	915,111	6.7%	1,133,002	9.3%	963,203	9.8%
Europe and Israel	726,693	5.4%	574,197	4.7%	540,263	5.6%
Rest of Asia	654,399	4.8%	385,867	3.2%	396,274	4.0%
Total	$13,579,476	100.0%	$12,156,162	100.0%	$9,812,247	100.0%
Revenue in China was comparable to the prior fiscal year, as continued investments in legacy-node technologies by domestic semiconductor companies were largely offset by export control restrictions affecting certain advanced technology transactions.
Revenue in Taiwan increased 13.7% compared with the prior fiscal year, primarily due to increased leading-edge customer investments in foundry/logic, memory and advanced packaging technologies, supported by strong demand associated with AI and HPC applications.
Revenue in Korea increased 26.2% compared with the prior fiscal year, due to increased investments by memory customers, including investments supporting high-bandwidth memory and advanced DRAM technology roadmaps.
Revenue in North America increased 29.0% compared with the prior fiscal year, primarily due to increased leading-edge customer investments in foundry/logic and memory technologies, supported by strong demand associated with AI and HPC applications.
Each of the remaining regions accounted for less than 10% of revenue in all periods presented.
Gross margin
Our gross margin fluctuates with revenue levels and product mix and is affected by variations in costs related to manufacturing and servicing our products, including our ability to scale our operations efficiently and effectively in response to prevailing business conditions.
The following table summarizes the major factors that contributed to the changes in gross margin:

Gross Margin
Fiscal Year Ended June 30, 2025	60.9%
Revenue volume of products and services	0.5%
Mix of products and services sold	(0.2)%
Manufacturing labor, overhead and efficiencies	0.2%
Other service and manufacturing costs	(0.1)%
Fiscal Year Ended June 30, 2026	61.3%
Changes in gross margin from revenue volume of products and services reflect our ability to leverage existing infrastructure to generate higher revenues. Changes in gross margin from the mix of products and services sold reflect the impact of changes within the composition of product and service offerings. Changes in gross margin from manufacturing labor, overhead and efficiencies reflect our ability to manage costs and drive productivity as we scale our manufacturing activity to respond to customer requirements and amortization of intangible assets. Changes in gross margin from other service and manufacturing costs include the impact of tariffs, customer support costs, including the efficiencies with which we deliver services to our customers, and the effectiveness with which we manage our production plans and inventory risk. Other service and manufacturing costs included higher installation and warranty costs and increased costs due to tariffs, partially offset by lower inventory-related charges in fiscal year 2026 compared to fiscal year 2025.
Research and Development

	Year Ended June 30,
(Dollar amounts in thousands)	2026	2025	2024	FY26 vs. FY25		FY25 vs. FY24
R&D expenses	$1,532,118	$1,360,334	$1,278,981	$171,784	13%	$81,353	6%
R&D expenses as a percentage of total revenues	11%	11%	13%	—%		(2)%
R&D expenses may fluctuate with product development phases and project timing as well as our R&D efforts. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs and other expenses.
R&D expenses during the fiscal year ended June 30, 2026 increased compared to the fiscal year ended June 30, 2025, primarily due to increases in employee-related expenses of $124.8 million as a result of increased headcount and higher compensation and benefits costs, and engineering project material costs of $36.0 million.
Our future operating results will depend significantly on our ability to make products and provide services that have a competitive advantage in our marketplace. To do this, we believe that we must continue to make substantial and focused investments in our R&D. We remain committed to product development in new and emerging technologies.
Selling, General and Administrative

	Year Ended June 30,
(Dollar amounts in thousands)	2026	2025	2024	FY26 vs. FY25		FY25 vs. FY24
SG&A expenses	$1,131,518	$1,029,734	$969,509	$101,784	10%	$60,225	6%
SG&A expenses as a percentage of total revenues	8%	8%	10%	—%		(2)%
SG&A expenses during the fiscal year ended June 30, 2026 increased compared to the fiscal year ended June 30, 2025, primarily due to increases in the following areas: employee-related expenses of $35.9 million as a result of increased headcount and higher compensation and benefits costs, facility-related expenses of $23.9 million, and provision for credit losses of $22.7 million.
Impairment of Goodwill and Purchased Intangible Assets
During the second quarter of fiscal 2025, we noted a continued deterioration of the long-term forecast for our PCB business, which is part of our PCB and Component Inspection reportable segment. We also completed an internal reorganization affecting the composition of reporting units within our Specialty Semiconductor Process and PCB and Component Inspection reportable segments. These two events triggered goodwill and purchased intangible assets impairment tests, which resulted in a $239.1 million goodwill and purchased intangible assets impairment charge in the PCB and Component Inspection reportable segment. See Note 6 “Goodwill and Purchased Intangible Assets” to our Consolidated Financial Statements for further details.
Restructuring Charges
Restructuring charges were $1.2 million and $7.7 million for the years ended June 30, 2026 and June 30, 2025, respectively, primarily due to severance and related charges for the restructuring of the former PCB and Display operating segment, as described further in Note 6 “Goodwill and Purchased Intangible Assets,” as well as write-downs of certain right of use assets and fixed assets that were abandoned.
For additional information, refer to Note 18 “Restructuring Charges” to our Consolidated Financial Statements.

Interest Expense and Other Expense (Income), Net

	Year Ended June 30,
(Dollar amounts in thousands)	2026	2025	2024	FY26 vs. FY25		FY25 vs. FY24
Interest expense	$284,440	$302,166	$311,253	$(17,726)	(6)%	$(9,087)	(3)%
Other expense (income), net	$(229,585)	$(171,487)	$(155,075)	$(58,098)	(34)%	$(16,412)	(11)%
Interest expense as a percentage of total revenues	2%	2%	3%
Other expense (income), net as a percentage of total revenues	(2)%	(1)%	(2)%
Interest expense represents interest associated with our debt instruments. Interest on our Senior Notes is payable semi-annually. Concurrent with the Senior Notes interest payments, floating interest payments on our interest rate swaps are paid semi-annually and the fixed-rate interest receivable on the swaps is received semi-annually. Interest expense during the fiscal year ended June 30, 2026 decreased compared to the fiscal year ended June 30, 2025 primarily due to reduced interest expense following our $750.0 million debt repayment in the second quarter of fiscal 2025.
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
The change in Other expense (income), net during the fiscal year ended June 30, 2026 compared to the fiscal year ended June 30, 2025 was primarily due to a net fair value gain of $28.0 million from an equity security, favorable foreign exchange fluctuation of $19.2 million, and release of a tax reserve of $11.6 million compared to the prior fiscal year, partially offset by lower interest income of $3.8 million.
Provision for Income Taxes
The following table provides details of income taxes:

	Year Ended June 30,
(Dollar amounts in thousands)	2026	2025	2024
Income before income taxes	$5,605,925	$4,644,448	$3,190,032
Provision for income taxes	$775,154	$582,805	$428,136
Effective tax rate	13.8%	12.5%	13.4%
Tax expense was higher as a percentage of income before taxes during the fiscal year ended June 30, 2026 compared to the fiscal year ended June 30, 2025 primarily due to a decrease in the proportion of earnings generated in jurisdictions with tax rates lower than the U.S. statutory rates and a decrease in the proportion of U.S. earnings eligible for the FDDEI deduction, partially offset by a decrease in our NCTI during the fiscal year ended June 30, 2026 and a $230.4 million goodwill impairment charge during the fiscal year ended June 30, 2025 which is non-deductible for income tax.
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
For discussions on tax examinations, assessments and certain related proceedings, see Note 13 “Income Taxes” to our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

	As of June 30,
(Dollar amounts in thousands)	2026	2025	2024
Cash and cash equivalents	$1,649,842	$2,078,908	$1,977,129
Marketable securities	3,252,566	2,415,715	2,526,866
Total cash, cash equivalents and marketable securities	$4,902,408	$4,494,623	$4,503,995
Percentage of total assets	27%	28%	29%

	Year Ended June 30,
(In thousands)	2026	2025	2024
Cash flows:
Net cash provided by operating activities	$4,143,079	$4,081,903	$3,308,575
Net cash used in investing activities	(1,190,095)	(202,481)	(1,476,985)
Net cash used in financing activities	(3,385,606)	(3,785,687)	(1,776,017)
Effect of exchange rate changes on cash and cash equivalents	3,556	8,044	(6,309)
Net increase (decrease) in cash and cash equivalents	$(429,066)	$101,779	$49,264
Cash, Cash Equivalents and Marketable Securities:
As of June 30, 2026, our cash, cash equivalents and marketable securities totaled $4.90 billion, compared to the $4.49 billion balance as of June 30, 2025. Refer to below discussions of sources and uses of cash during the fiscal year. As of June 30, 2026, $735.1 million of our $4.90 billion cash, cash equivalents, and marketable securities were held by our foreign subsidiaries and branch offices. We have recorded appropriate provisions for income or withholding taxes that may result from future repatriations of this balance.
Cash Flows Provided by Operating Activities:
We typically finance our liquidity requirements through cash generated from our operations. Net cash provided by operating activities during the fiscal year ended June 30, 2026 was $4.14 billion compared to $4.08 billion during the fiscal year ended June 30, 2025. The increase in cash provided was primarily due to an increase in customer and other collections of approximately $1.2 billion, mainly driven by higher shipments, plus a decrease of income tax and other tax payments of approximately $136 million; partially offset by increases in accounts payable payments of approximately $1.1 billion and employee-related payments of approximately $213 million.
Cash Flows Used in Investing Activities
Net cash used in investing activities during the fiscal year ended June 30, 2026 was $1.19 billion compared to $202.5 million during the fiscal year ended June 30, 2025. The increase in cash used was primarily due to increases in net purchases of available-for-sale securities of $959.9 million, and capital expenditures of $40.7 million, partially offset by a $10.5 million increase in proceeds from capital-related government assistance.
Cash Flows Used in Financing Activities:
Net cash used in financing activities during the fiscal year ended June 30, 2026 was $3.39 billion compared to $3.79 billion during the fiscal year ended June 30, 2025. The decrease in cash used was primarily due to a debt repayment of $750.0 million in the prior year, and an increase of cash provided by issuance of common stock of $17.1 million; partially offset by increases in cash paid for dividends and dividend equivalents of $153.2 million, cash used for common stock repurchases of $139.8 million and tax withholding payments related to vested and released RSUs of $72.3 million.
Stock Repurchases:
The shares of common stock repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the fiscal years ended June 30, 2026, 2025 and 2024. The total amount of stock repurchases during the fiscal years ended June 30, 2026, 2025 and 2024 was $2.29 billion, $2.15 billion and $1.74 billion, respectively. The stock repurchase program is intended, in part, to mitigate the potential dilutive impact related to our equity incentive plans and shares issued in connection with our ESPP as well as to return excess cash to our stockholders. As of June 30, 2026, an aggregate of $9.74 billion was available for repurchase under our stock repurchase program, which reflects an increase in the authorized repurchase amount of $7.00 billion in the third quarter of fiscal 2026, which is in addition to the

$3.94 billion authorization remaining as of December 31, 2025 under the then existing share repurchase program announced in the fourth quarter of fiscal 2025.
Cash Dividends:
The total amounts of regular quarterly cash dividends and dividend equivalents paid during the fiscal years ended June 30, 2026, 2025 and 2024 were $1.06 billion, $904.6 million and $773.0 million, respectively. The increase in the amount of regular quarterly cash dividends and dividend equivalents paid during the fiscal year ended June 30, 2026 as compared to the fiscal year ended June 30, 2025 reflected the cumulative effect of two increases in the level of our regular quarterly cash dividend from $0.170 to $0.190 per share announced during the fourth quarter of fiscal 2025, and from $0.190 to $0.230 per share announced during the third quarter of fiscal 2026. The amounts of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights were $13.3 million as of both June 30, 2026 and 2025. These amounts will be paid upon vesting of the underlying unvested RSUs as described in Note 9 “Equity and Long-term Incentive Compensation Plans” to our Consolidated Financial Statements.
On August 6, 2026, we announced that our Board of Directors had declared a quarterly cash dividend of $0.230 per share. Refer to Note 19 “Subsequent Events” to our Consolidated Financial Statements for additional information regarding the declaration of our quarterly cash dividend announced subsequent to June 30, 2026.
Senior Notes:
In 2026, we entered into interest rate swaps which are designated as fair value hedges and allow us to effectively convert a portion of our fixed-rate payments under the 2022 Senior Notes into floating-rate payments. Interest on the Senior Notes and interest on the swaps are both payable semi-annually. As of June 30, 2026, we had an aggregate principal amount of senior, unsecured notes totaling $5.95 billion with due dates ranging from fiscal 2029 through fiscal 2063. For additional information on these senior notes, see Note 7 “Debt” in the Notes to our Consolidated Financial Statements. As of June 30, 2026, we were in compliance with all of our covenants under the relevant indentures associated with the Senior Notes.
Revolving Credit Facility:
On July 3, 2025, we entered into a Revolving Credit Facility with a maturity date of July 3, 2030, that allows us to borrow up to $1.50 billion, replacing the Prior Revolving Credit Facility (as defined below). Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $500.0 million in the aggregate. As of June 30, 2025, we had in place a Credit Agreement dated June 8, 2022 (“Prior Credit Agreement”) for an unsecured Revolving Credit Facility (“Prior Revolving Credit Facility”) with a maturity date of June 8, 2027 that allowed us to borrow up to $1.50 billion. Subject to the terms of the Prior Credit Agreement, the Prior Revolving Credit Facility could have been increased by an amount up to $250.0 million in the aggregate.
As of June 30, 2026 and 2025, we had no outstanding borrowings under the Revolving Credit Facility or Prior Revolving Credit Facility, respectively. We were in compliance with all covenants under the Credit Agreement as of June 30, 2026 (the net leverage ratio was 0.53 to 1.00 compared to a maximum net leverage ratio of 3.25 to 1.00 on a quarterly basis covering the trailing four consecutive fiscal quarters for each fiscal quarter). Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2027. For additional information on the Revolving Credit Facility, see Note 7 “Debt” in the Notes to our Consolidated Financial Statements.
Factoring Arrangements
We have agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. In addition, we periodically sell certain letters of credit (“LC”), without recourse, received from customers as payment for goods and services.
The following table shows total receivables sold under factoring agreements and proceeds from sales of LC for the indicated periods:

	Year Ended June 30,
(In thousands)	2026	2025	2024
Receivables sold under factoring agreements	$515,480	$230,552	$254,889
Proceeds from sales of LC	$86,020	$55,525	$22,242
 Factoring and LC fees for the sale of certain trade receivables were recorded in Other expense (income), net and were not material for the periods presented.

We maintain guarantee arrangements available through various financial institutions for up to $176.2 million, of which $142.5 million had been issued as of June 30, 2026, primarily to fund guarantees to customs authorities for value-added tax and other operating requirements of our consolidated subsidiaries worldwide.
Material Cash Requirements
As of June 30, 2026, our aggregate principal debt obligation was $5.95 billion, which represents Senior Notes due from fiscal year 2029 to fiscal year 2063. Interest payments of $5.20 billion associated with all of our debt obligations are based on the principal amount multiplied by the applicable interest rate for each series of Senior Notes. For additional details, refer to Note 7 “Debt” to our Consolidated Financial Statements.
We maintain commitments to purchase inventory from our suppliers as well as goods, services, and other assets in the ordinary course of business. Our estimate of our significant purchase commitments primarily for material, services, supplies and asset purchases is $5.97 billion as of June 30, 2026, a majority of which will be due within the next 12 months. For additional details, refer to Note 15 “Commitments and Contingencies” to our Consolidated Financial Statements.
We also have commitments for our non-qualified executive deferred compensation plan of 417.3 million, operating lease obligations of $301.5 million and an income tax payable obligation related to uncertain tax positions of $275.3 million.
Working Capital
Working capital was $8.08 billion as of June 30, 2026, which represents an increase of $1.46 billion compared to our working capital as of June 30, 2025. As of June 30, 2026, our principal sources of liquidity consisted of $4.90 billion of cash, cash equivalents and marketable securities, as well as $1.50 billion availability under our Revolving Credit Facility. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions, and other factors such as uncertainty in the global and regional economies and the semiconductor, semiconductor-related and electronic device industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances, marketable securities and our $1.50 billion Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations for at least the next 12 months.
Credit Ratings
Our credit ratings as of June 30, 2026 are summarized below:

Rating Agency	Rating
Fitch	A
Moody’s	A2
S&P	A-
Factors that can affect our credit ratings include changes in our operating performance, the economic environment, conditions in the semiconductor and semiconductor capital equipment industries, our financial position, material acquisitions and changes in our business strategy.
Off-Balance Sheet Arrangements:
As of June 30, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial position, changes in financial condition, revenues and expenses, results of operations, liquidity, cash requirements or capital resources that are material to investors. Refer to Note 15 “Commitments and Contingencies” to our Consolidated Financial Statements for information related to indemnification obligations.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in interest rates, foreign currency exchange rates and marketable equity security prices. To mitigate these risks, we utilize derivative financial instruments, such as foreign currency hedges. All of the potential changes noted below are based on sensitivity analyses performed on our financial position as of June 30, 2026. Actual results may differ materially.
Interest Rate Risk
As of June 30, 2026, we had an investment portfolio of fixed income securities of $2.84 billion. These securities, as with all fixed income instruments, are subject to interest rate risk and will decline in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 bps from levels as of June 30, 2026, the fair value of the portfolio would have declined by $29.7 million.
The fair market value of our long-term fixed interest rate Senior Notes is subject to interest rate risk. Generally, the fair market value of fixed interest rate notes will increase as market interest rates fall and decrease as market interest rates rise. As of June 30, 2026, our fixed rate Senior Notes had a fair value and book value of $5.48 billion and $5.89 billion, respectively, due in various fiscal years ranging from 2029 to 2063. We manage our exposure to certain interest rate risks related to our Senior Notes through the use of interest rate swaps that effectively convert the fixed interest rates to floating interest rates based on the Daily Secured Overnight Financing Rate swap rate plus a fixed number of basis points. As of June 30, 2026, we had an aggregate principal amount of $2.00 billion in fixed-rate debt that was swapped to floating-rate debt. An immediate hypothetical 100 basis point increase in interest rates would lead to a $20.0 million increase in the annual interest expense associated with our hedged fixed-rate debt as of June 30, 2026.
We have in place a Revolving Credit Facility that allows us to borrow up to $1.50 billion, has a maturity date of July 3, 2030 with two one-year extension options, and may be increased by an amount up to $500.0 million in the aggregate. As of June 30, 2026, we had no outstanding borrowings under our Revolving Credit Facility. Pursuant to the terms of the Credit Agreement, we are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility at a rate that ranges from 4.0 bps to 10.0 bps, depending upon our then prevailing credit rating. As of June 30, 2026, the annual commitment fee was 5.5 bps. Any increase in our commitment fee under our Credit Agreement due to changes in credit ratings would have no material impact on our results of operations or cash flows.
Marketable Equity Security Risk
Our equity investment in a publicly traded company is subject to market price risk, which we typically do not attempt to reduce or eliminate through hedging activities. As of June 30, 2026, the fair value of our investment in the marketable equity security, which began publicly trading on the Tokyo Stock Exchange on April 5, 2021, was $46.8 million. Assuming a decline of 50% in market prices, the aggregate value of our investment in the marketable equity security could decrease by approximately $23 million, based on the value as of June 30, 2026.
See Note 5 “Marketable Securities” to our Consolidated Financial Statements in Part II, Item 8; “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7; and “Risk Factors” in Part I Item 1A of this Annual Report on Form 10-K for a description of recent market events that may affect the value of the investments in our portfolio that we held as of June 30, 2026.
Foreign Currency Risk
As of June 30, 2026, we had net forward and option contracts to purchase $497.4 million in foreign currency in order to hedge certain currency exposures (see Note 16 “Derivative Instruments and Hedging Activities” to our Consolidated Financial Statements for additional details). If we had entered into these contracts on June 30, 2026, the U.S. dollar equivalent would have been $526.7 million. A 10% adverse move in all currency exchange rates affecting the contracts would decrease the fair value of the contracts by $158.1 million. However, if this occurred, the fair value of the underlying exposures hedged by the contracts would increase by a similar amount. Accordingly, we believe that, as a result of the hedging of certain of our foreign currency exposure, changes in most relevant foreign currency exchange rates should have no material impact on our results of operations or cash flows.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KLA CORPORATION
Consolidated Balance Sheets

	As of June 30,
(In thousands, except par value)	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$1,649,842	$2,078,908
Marketable securities	3,252,566	2,415,715
Accounts receivable, net	2,889,208	2,263,915
Inventories	3,648,538	3,212,149
Other current assets	941,636	728,102
Total current assets	12,381,790	10,698,789
Land, property and equipment, net	1,380,550	1,252,775
Goodwill, net	1,788,758	1,792,193
Deferred income taxes	1,037,224	1,105,770
Purchased intangible assets, net	255,835	444,785
Other non-current assets	1,107,378	773,614
Total assets	$17,951,535	$16,067,926
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$623,668	$458,509
Deferred system revenue	932,901	816,834
Deferred service revenue	604,127	548,011
Other current liabilities	2,144,231	2,262,441
Total current liabilities	4,304,927	4,085,795
Long-term debt	5,887,415	5,884,257
Deferred tax liabilities	473,648	446,945
Deferred service revenue	238,111	348,844
Other non-current liabilities	697,614	609,632
Total liabilities	11,601,715	11,375,473
Commitments and contingencies (Notes 8, 14 and 15)
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000 shares authorized, none outstanding	—	—
Common stock, $0.001 par value, 5,000,000 shares authorized, 2,816,579 and 2,811,758 shares issued, 1,306,983 and 1,320,227 shares outstanding, as of June 30, 2026 and June 30, 2025, respectively	1,307	1,320
Capital in excess of par value	2,699,102	2,510,602
Retained earnings	3,683,864	2,179,330
Accumulated other comprehensive income (loss)	(34,453)	1,201
Total stockholders’ equity	6,349,820	4,692,453
Total liabilities and stockholders’ equity	$17,951,535	$16,067,926

See accompanying notes to Consolidated Financial Statements.

KLA CORPORATION
Consolidated Statements of Operations

	Year Ended June 30,
(In thousands, except per share amounts)	2026	2025	2024
Revenues:
Product	$10,453,537	$9,472,854	$7,482,679
Service	3,125,939	2,683,308	2,329,568
Total revenues	13,579,476	12,156,162	9,812,247
Costs and expenses:
Costs of revenues	5,255,060	4,751,867	3,928,073
Research and development	1,532,118	1,360,334	1,278,981
Selling, general and administrative	1,131,518	1,029,734	969,509
Impairment of goodwill and purchased intangible assets	—	239,100	289,474
Interest expense	284,440	302,166	311,253
Other expense (income), net	(229,585)	(171,487)	(155,075)
Income before income taxes	5,605,925	4,644,448	3,190,032
Provision for income taxes	775,154	582,805	428,136
Net income	4,830,771	4,061,643	2,761,896
Net income per share
Basic	$3.68	$3.05	$2.04
Diluted	$3.66	$3.04	$2.03
Weighted-average number of shares:
Basic	1,311,516	1,330,299	1,353,452
Diluted	1,319,633	1,337,502	1,361,869

See accompanying notes to Consolidated Financial Statements.

KLA CORPORATION
Consolidated Statements of Comprehensive Income

	Year Ended June 30,
(In thousands)	2026	2025	2024
Net income	$4,830,771	$4,061,643	$2,761,896
Other comprehensive income (loss):
Currency translation adjustments:
Cumulative currency translation adjustments	(11,744)	17,820	(11,763)
Income tax (provision) benefit	(499)	749	544
Net change related to currency translation adjustments	(12,243)	18,569	(11,219)
Cash flow hedges:
Net unrealized gains arising during the period	34,383	36,726	9,737
Reclassification adjustments for net gains included in net income	(52,824)	(15,429)	(25,904)
Income tax (provision) benefit	4,085	(2,742)	2,466
Net change related to cash flow hedges	(14,356)	18,555	(13,701)
Net change related to unrecognized losses and transition obligations in connection with defined benefit plans	3,571	3,706	3,043
Available-for-sale securities:
Net unrealized gains (losses) arising during the period	(15,491)	12,090	11,527
Reclassification adjustments for net (gains) losses included in net income	(587)	(59)	103
Income tax (provision) benefit	3,452	(2,585)	(2,487)
Net change related to available-for-sale securities	(12,626)	9,446	9,143
Other comprehensive income (loss)	(35,654)	50,276	(12,734)
Total comprehensive income	$4,795,117	$4,111,919	$2,749,162

See accompanying notes to Consolidated Financial Statements.

KLA CORPORATION
Consolidated Statements of Stockholders’ Equity

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2023	1,367,496	$2,107,663	$848,431	$(36,341)	$2,919,753
Net income	—	—	2,761,896	—	2,761,896
Other comprehensive loss	—	—	—	(12,734)	(12,734)
Net issuance under employee stock plans	7,074	1,908	—	—	1,908
Repurchase of common stock	(30,320)	(42,133)	(1,700,368)	—	(1,742,501)
Cash dividends ($0.565 per share) and dividend equivalents declared	—	—	(772,689)	—	(772,689)
Stock-based compensation expense	—	212,695	—	—	212,695
Balances as of June 30, 2024	1,344,250	2,280,133	1,137,270	(49,075)	3,368,328
Net income	—	—	4,061,643	—	4,061,643
Other comprehensive income	—	—	—	50,276	50,276
Net issuance under employee stock plans	6,034	18,853	—	—	18,853
Repurchase of common stock	(30,057)	(52,075)	(2,113,560)	—	(2,165,635)
Cash dividends ($0.675 per share) and dividend equivalents declared	—	—	(906,023)	—	(906,023)
Stock-based compensation expense	—	265,011	—	—	265,011
Balances as of June 30, 2025	1,320,227	2,511,922	2,179,330	1,201	4,692,453
Net income	—	—	4,830,771	—	4,830,771
Other comprehensive loss	—	—	—	(35,654)	(35,654)
Net issuance under employee stock plans	4,997	(86,154)	—	—	(86,154)
Repurchase of common stock	(18,241)	(35,530)	(2,268,405)	—	(2,303,935)
Cash dividends ($0.800 per share) and dividend equivalents declared	—	—	(1,057,832)	—	(1,057,832)
Stock-based compensation expense	—	310,171	—	—	310,171
Balances as of June 30, 2026	1,306,983	$2,700,409	$3,683,864	$(34,453)	$6,349,820

See accompanying notes to Consolidated Financial Statements.

KLA CORPORATION
Consolidated Statements of Cash Flows

	Year Ended June 30,
(In thousands)	2026	2025	2024
Cash flows from operating activities:
Net income	$4,830,771	$4,061,643	$2,761,896
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of goodwill and purchased intangible assets	—	239,100	289,474
Depreciation and amortization	393,978	394,088	401,730
Unrealized foreign exchange (gain) loss and other	6,725	14,974	(12,533)
Asset impairment charges	—	—	11,307
Stock-based compensation expense	310,171	265,011	212,695
Net gain on sale of assets	(683)	(161)	—
Deferred income taxes	77,795	(246,577)	(155,228)
Settlement of treasury lock agreement	—	—	415
Changes in assets and liabilities, net of assets acquired and liabilities assumed in business acquisitions:
Accounts receivable	(641,824)	(367,897)	(80,894)
Inventories	(465,963)	(155,170)	(164,092)
Other assets	(501,420)	(10,459)	(289,509)
Accounts payable	172,357	33,789	24,976
Deferred system revenue	116,071	(169,027)	334,136
Deferred service revenue	(54,617)	100,460	203,106
Other liabilities	(100,282)	(77,871)	(228,904)
Net cash provided by operating activities	4,143,079	4,081,903	3,308,575
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	—	(3,682)
Capital expenditures	(375,945)	(335,259)	(277,384)
Proceeds from capital-related government assistance	16,782	6,263	—
Purchases of available-for-sale and equity securities	(3,711,093)	(2,772,578)	(2,756,987)
Proceeds from maturity and sale of available-for-sale securities	2,894,046	2,915,435	1,567,637
Purchases of trading securities	(264,960)	(118,288)	(134,098)
Proceeds from sale of trading securities	248,624	105,751	121,020
Other, net	2,451	(3,805)	6,509
Net cash used in investing activities	(1,190,095)	(202,481)	(1,476,985)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	(1,602)	—	735,043
Repayment of debt	—	(750,000)	—
Common stock repurchases	(2,289,769)	(2,149,946)	(1,735,746)
Payment of dividends to stockholders	(1,057,832)	(904,594)	(773,041)
Issuance of common stock	168,573	151,514	144,934
Tax withholding payments related to vested and released restricted stock units	(204,976)	(132,661)	(143,024)
Contingent consideration payable and other, net	—	—	(4,183)
Net cash used in financing activities	(3,385,606)	(3,785,687)	(1,776,017)
Effect of exchange rate changes on cash and cash equivalents	3,556	8,044	(6,309)
Net increase (decrease) in cash and cash equivalents	(429,066)	101,779	49,264
Cash and cash equivalents at beginning of period	2,078,908	1,977,129	1,927,865
Cash and cash equivalents at end of period	$1,649,842	$2,078,908	$1,977,129
Supplemental cash flow disclosures:
Income taxes paid, net	$781,409	$886,937	$830,835
Interest paid, net of capitalized interest	$282,505	$292,771	$276,597
Non-cash activities:
Contingent consideration payable - financing activities	$—	$—	$(765)
Dividends payable - financing activities	$8,942	$8,660	$8,043
Unsettled common stock repurchase - financing activities	$5,494	$5,500	$5,500
Accrued purchases of land, property and equipment - investing activities	$21,531	$25,740	$13,849
See accompanying notes to Consolidated Financial Statements.

KLA CORPORATION
Notes to Consolidated Financial Statements
NOTE 1— DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business and Principles of Consolidation. KLA Corporation and its majority-owned subsidiaries (“KLA” or the “Company” and also referred to as “we,” “our,” “us” or similar references) is a supplier of process equipment, process control equipment, and data analytics products for a broad range of industries, including semiconductors and printed circuit boards (“PCBs”). We provide advanced process control and process-enabling solutions for manufacturing and testing wafers and reticles, integrated circuits (“ICs”), advanced packaging, light-emitting diodes, power devices, compound semiconductor devices, microelectromechanical systems (“MEMS”), data storage and PCBs as well as general materials research. We also provide comprehensive support and services across our installed base. Our extensive portfolio of inspection, metrology and data analytics products, and related services, helps IC manufacturers achieve target yield throughout the entire semiconductor fabrication process, from research and development (“R&D”) to final volume production. We develop and sell advanced vacuum deposition and etching process tools, which are used by a broad range of specialty semiconductor customers. We enable electronic device manufacturers to inspect, test and measure PCBs and ICs to verify their quality, deposit a pattern of desired electronic circuitry on the relevant substrate and perform three-dimensional shaping of metalized circuits on multiple surfaces. Our advanced products, coupled with our unique yield management software and services, allow us to deliver the solutions our semiconductor and PCB customers need to achieve their productivity goals by significantly reducing their risks and costs and improving their overall profitability and return on investment. Headquartered in Milpitas, California, we have subsidiaries both in the U.S. and key markets throughout the world.
The Consolidated Financial Statements include the accounts of KLA and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
Common Stock Split. On June 11, 2026, the Company effected a ten-for-one stock split of its common stock and a proportional increase in the number of authorized shares of common stock. Share and per share information throughout this Annual Report on Form 10-K have been retroactively adjusted to reflect the stock split. The par value per share remains unchanged at $0.001 per share after the stock split.
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
We regularly review the available-for-sale debt securities in an unrealized loss position and evaluate the current expected credit loss by considering available information relevant to the collectability of the security, such as historical experience, market data, issuer-specific factors including credit ratings, default and loss rates of the underlying collateral and structure and credit enhancements, current economic conditions and reasonable and supportable forecasts. There were no credit losses on available-for-sale debt securities recognized in the years ended June 30, 2026, 2025 and 2024.
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
Allowance for Credit Losses. A majority of our accounts receivable are derived from sales to large multinational semiconductor and electronics manufacturers throughout the world. We maintain an allowance for credit losses for expected uncollectible accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as selling, general and administrative (“SG&A”) expense in the Consolidated Statements of Operations. We assess collectability by reviewing accounts receivable on a collective basis where similar risk characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. The allowance for credit losses is reviewed on a quarterly basis to assess the adequacy of the allowance. Our assessment considered estimates of expected credit and collectability trends. The credit losses recognized on accounts receivable were not significant as of June 30, 2026 and 2025. Volatility in market conditions and evolving credit trends are difficult to predict and may cause variability that may have a material impact on our allowance for credit losses in future periods.
Property and Equipment. Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation of property and equipment is based on the straight-line method over the estimated useful lives of the assets. Estimated useful lives of certain assets for financial reporting purposes are as follows: buildings, 30 to 50 years, leasehold improvements, shorter of 15 years or lease term, machinery and equipment, 2 to 5 years, office furniture and fixtures, 7 years.
Construction-in-process assets are not depreciated until the assets are placed in service. Depreciation expense for the fiscal years ended June 30, 2026, 2025 and 2024 was $214.5 million, $192.0 million and $181.7 million, respectively.
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
Goodwill, Purchased Intangible Assets and Impairment Assessment. Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. During the second quarter of fiscal 2026, the Company changed the annual goodwill impairment testing date for all reporting units from February 28 to December 31 to better align with the timing of our budgeting and strategic planning process. We believe that the change in our annual impairment test date is preferable as it allows us to evaluate any potential impact strategic decisions may have on the recoverability of goodwill as those decisions are reached. This will also enable us to use the most current information available in the assessment process. The change in the annual impairment testing date did not delay, accelerate or avoid an impairment charge. We assess goodwill for impairment annually during our second fiscal quarter or whenever events or changes in circumstances indicate the carrying value may not be fully recoverable. We have the option to perform a qualitative assessment prior to necessitating a quantitative impairment test. In the qualitative assessment, if we determine that it is more likely than not that the fair value of a reporting unit is less than the carrying value, a quantitative test is then performed, which involves comparing the estimated fair value of a reporting unit to its carrying value including goodwill. If goodwill is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value. Refer to Note 6 “Goodwill and Purchased Intangible Assets” for information related to determining the fair value of a reporting unit.
Purchased intangible assets that are not considered to have an indefinite useful life are amortized over their estimated useful lives, which generally range from six months to nine years. The carrying values of our intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Fully amortized intangible assets are derecognized when they no longer provide future economic benefit.
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
A majority of our accounts receivable are derived from sales to large multinational semiconductor and electronics manufacturers located throughout the world, with a majority located in Asia. Our customer base is concentrated due to corporate consolidations, acquisitions and business closures, and to the extent that these customers experience liquidity issues in the future, we may be required to reserve for potential credit losses with respect to trade receivables. We perform ongoing credit evaluations of our customers’ financial condition and generally require little to no collateral to secure accounts receivable. We maintain an allowance for potential credit losses based upon expected collectability risk of all accounts receivable, however write-offs have historically not been significant. In addition, we may utilize letters of credit (“LC”) or non-recourse factoring to mitigate credit risk when considered appropriate.

We are exposed to credit loss in the event of non-performance by counterparties on the foreign exchange and interest rate swap contracts that we use in hedging activities and in certain factoring transactions. These counterparties are large international financial institutions, and, to date, no such counterparty has failed to meet its financial obligations to us under such contracts.
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
Fair Value of Financial Instruments. Our financial assets and liabilities are measured and recorded at fair value, except for our debt and certain equity investments in privately held companies. Equity investments without a readily available fair value are accounted for using the measurement alternative. The measurement alternative is calculated as cost minus impairment, if any, plus or minus changes resulting from observable price changes. See Note 7 “Debt” for disclosure of the fair value of our Senior Notes, as defined in that Note.
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

The principal market in which we execute our foreign currency and swap contracts is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants generally are large financial institutions. Our foreign currency contracts’ valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. Our interest rate swap derivatives are valued using discounted cash flow methodologies based on observable interest rate data. These contracts are typically classified within Level 2 of the fair value hierarchy.
Derivative Financial Instruments. We use financial instruments, such as foreign exchange contracts including forward and options transactions, to hedge a portion of, but not all, existing and forecasted foreign currency denominated transactions. We utilize foreign exchange contracts to hedge against future movements in foreign currency exchange rates that affect certain existing and forecasted foreign currency denominated sales and purchase transactions, such as the Japanese yen, the euro, the pound sterling and the new Israeli shekel. These foreign exchange contracts, designated as cash flow hedges, generally have maturities of less than 24 months. The effect of exchange rate changes on foreign exchange contracts is expected to offset the effect of exchange rate changes on the underlying hedged items. We use forward contracts to hedge the risk associated with the variability of cash flows due to changes in the benchmark interest rate of the intended debt financing (“Rate Lock Agreements”). We also enter into interest rate contracts, such as interest rate swaps, to hedge against the changes in fair value on certain of our fixed-rate indebtedness attributable to changes in the benchmark interest rate. These contracts are designated as fair value hedges. We believe these financial instruments do not subject us to speculative risk that would otherwise result from changes in currency exchange rates or interest rates. All of our derivative financial instruments are recorded at fair value based upon quoted market prices for comparable instruments adjusted for risk of counterparty non-performance. If a financial counterparty to any of our hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the foreign currency hedge or interest rate swap, we may experience material losses.
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
For fair value hedges, the gains and losses related to changes in the fair value of interest rate swaps substantially offset changes in the hedged portion of the underlying debt that are attributable to changes in the market interest rates. The net gains and losses on the interest rate swaps, as well as the offsetting gains or losses on the fixed-rate debt attributable to the hedged risks, are recognized as interest expense in the current period. The interest settlement payments associated with the interest rate swap agreements are classified as cash flows from operating activities in the Consolidated Statement of Cash Flows.
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
Accounting for Stock-Based Compensation Awards. We account for stock-based awards granted to employees for services based on the fair value of those awards. The fair value of stock-based awards is measured at the grant date and is recognized as expense over the employee’s requisite service period. The fair value for restricted stock units (“RSUs”) granted without “dividend equivalent” rights is determined using the closing price of our common stock on the grant date, adjusted to exclude the present value of dividends which are not accrued on the RSUs. The fair value for RSUs granted with “dividend equivalent” rights is determined using the closing price of our common stock on the grant date. The award holder is not entitled to receive payments under dividend equivalent rights unless the associated RSU award vests (i.e., the award holder is entitled to receive credits, payable in cash or shares of common stock, equal to the cash dividends that would have been received on the shares of our common stock underlying the RSUs had the shares been issued and outstanding on the dividend record date, but such dividend equivalents are only paid subject to the recipient satisfying the vesting requirements of the underlying award). Compensation expense for RSUs with performance metrics is calculated based upon expected achievement of the metrics specified in the grant, or when a grant contains a market condition, the grant date fair value using a Monte Carlo simulation. The Monte Carlo simulation incorporates estimates of the potential outcomes of the market condition on the grant date fair value of each award. Additionally, we estimate forfeitures based on historical experience and revise those estimates in subsequent periods if actual forfeitures differ from the estimated amounts. The fair value for our Employee Stock Purchase Plan (“ESPP”) is determined using a Black-Scholes valuation model for purchase rights. The Black-Scholes option-pricing model requires the input of assumptions, including the option’s expected term and the expected price volatility of the underlying stock. The expected stock price volatility assumption is based on the market-based historical implied volatility from traded options of our common stock.

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
Accounting for Non-qualified Deferred Compensation Plan. We have a non-qualified deferred compensation plan (known as the “Executive Deferred Savings Plan” or “EDSP”) under which certain executives and non-employee directors may defer a portion of their compensation. Participants are credited with returns based on their allocation of their account balances among measurement funds. We control the investment of these funds, and the participants remain general creditors of ours. We invest these funds in certain mutual funds and such investments are classified as trading securities in the Consolidated Balance Sheets. Investments in trading securities are measured at fair value in the statement of financial position. Unrealized holding gains and losses for trading securities are included in earnings. Distributions from the EDSP commence following a participant’s retirement or termination of employment or on a specified date allowed per the EDSP provisions, except in cases where such distributions are required to be delayed in order to avoid a prohibited distribution under Internal Revenue Code Section 409A. Participants can generally elect for the distributions to be paid in a lump sum or quarterly cash payments over a scheduled period for up to 15 years and are allowed to make subsequent changes to their existing elections as permissible under the EDSP provisions. The liability associated with the EDSP is included as a component of other current liabilities in the Consolidated Balance Sheets. Changes in the EDSP liability are recorded in SG&A expense in the Consolidated Statements of Operations. The net expense associated with changes in the liability included in SG&A expense was $60.0 million, $41.5 million and $37.2 million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively. We also have a deferred compensation asset that corresponds to the liability under the EDSP and it is included as a component of other non-current assets in the Consolidated Balance Sheets. Changes in the EDSP assets are recorded as net gains or losses in SG&A expense in the Consolidated Statements of Operations. The amount of net gains included in SG&A expense were $59.4 million, $40.7 million and $36.6 million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively.
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
The Tax Cuts and Jobs Act introduced the Foreign-Derived Intangible Income (“FDII”) rules and Global Intangible Low-Taxed Income (“GILTI”) provisions, wherein U.S. taxes on foreign income are imposed in excess of a deemed return on tangible assets of foreign corporations. This income is effectively taxed at a 10.5% tax rate in general. The One Big Beautiful Bill Act (“OBBBA”) renames FDII to Foreign-Derived Deduction Eligible Income (“FDDEI”), modifies the percentage of U.S. earnings under the FDII regime that is not subject to tax in the U.S. from 37.5% to 33.34%, renames GILTI to Net Controlled Foreign Corporation (“CFC”) Tested Income (“NCTI”), modifies the general effective tax rate on GILTI to 12.6% and removes the deemed return on tangible assets deduction. We elect to account for GILTI as a component of current period tax expense and not recognize deferred tax assets and liabilities for the basis differences expected to reverse as a result of GILTI provisions.
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
Contingencies and Litigation. We are subject to the possibility of losses from various contingencies. Considerable judgment is necessary to estimate the probability and amount of any loss from such contingencies. An accrual is made when it is probable that a liability has been incurred or an asset has been impaired, and the amount of loss can be reasonably estimated. We accrue a liability and recognize as expense the estimated costs to defend or settle asserted and unasserted claims existing as of the balance sheet date. See Note 14 “Litigation and Other Legal Matters” and Note 15 “Commitments and Contingencies” for additional details.
Government Incentives. We occasionally receive incentives from various international governmental entities related to capital expenditures, expenses and other activities, primarily in the form of cash grants and refundable tax credits. Government assistance is recognized when there is reasonable assurance that (1) the Company will comply with relevant conditions, such as employment levels, R&D investment, or construction of property, plant and equipment; and (2) the assistance will be received. If conditions are not satisfied or if the duration period for the arrangement is not met, the incentives may become subject to reduction, repayment, or termination. Government incentives related to the acquisition or construction of property, plant and equipment are recognized as a reduction in the carrying amounts of the related assets and reduce depreciation expense over the useful lives of the assets. Incentives related to specific operating activities are offset against the related expense in the period the expense is incurred.
During the fiscal years ended June 30, 2026 and June 30, 2025, we recognized an immaterial amount of government incentives, including both cash grants and refundable tax credits. These amounts were recognized as reductions to expense in the same line item on the Consolidated Statement of Operations as the expenditure in which the incentive is intended to compensate, or as a reduction in the cost basis of property, plant and equipment.
For cash grants, the corresponding receivable is recorded within other current assets or other non-current assets, as appropriate, in the Consolidated Balance Sheets. For refundable tax credits, the amounts are recorded as a reduction of income taxes payable and classified within other current liabilities or other non-current liabilities, as appropriate, in the Consolidated Balance Sheets.
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
Recent Accounting Pronouncements
Recently Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The new guidance requires enhanced disclosures about income tax expenses. This standard update is effective for our annual reports beginning in the fiscal year ended June 30, 2026. We adopted ASU 2023-09 starting with our annual report for the fiscal year ended June 30, 2026 on a prospective basis.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The new guidance removes all references to prescriptive and sequential software development stages or project stages throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed, and the software will be used to perform the function intended. The standard update is effective for our annual and interim reports beginning in the first quarter of our fiscal year ending June 30, 2028. Early adoption is permitted as of the beginning of an annual reporting period. We adopted ASU 2025-06 for our first quarter of the fiscal year ended June 30, 2026 using a prospective transition approach, and the effect was immaterial to our Consolidated Financial Statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient to measure credit losses on current accounts receivable and contract assets arising from transactions accounted for under ASC 606. This practical expedient allows companies to assume the current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. The standard update is effective for our annual and interim reports beginning in the first quarter of our fiscal year ending June 30, 2027. The amendments in this ASU should be applied on a prospective basis and early adoption is permitted. We chose to early adopt ASU 2025-05 during the quarter ended March 31, 2026, and elected the practical expedient. Since we adopted ASU 2025-05 in an interim reporting period, we are required to apply the amendments as of the beginning of the annual reporting period containing this interim reporting period. The adoption did not have a material impact on our Consolidated Financial Statements or related disclosures.
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

	As of June 30,
(Dollar amounts in thousands)	2026	2025	2024	FY26 vs. FY25		FY25 vs. FY24
Accounts receivable, net	$2,889,208	$2,263,915	$1,833,041	$625,293	28%	$430,874	24%
Contract assets	$131,673	$105,081	$69,259	$26,592	25%	$35,822	52%
Long-term accounts receivable, net	$180,729	$—	$—	$180,729	100%	$—	—%
Contract liabilities	$1,775,139	$1,713,689	$1,782,242	$61,450	4%	$(68,553)	(4)%
Our payment terms and conditions vary by contract type, although terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of shipment, with the remainder payable within 30 days of acceptance.
The change in contract assets during the fiscal year ended June 30, 2026 was mainly due to $124.1 million of revenue recognized for which the payment is subject to conditions other than the passage of time, partially offset by $97.2 million of contract assets reclassified to accounts receivable, net, as our right to consideration for these contract assets became unconditional. Contract assets are included in other current assets on our Consolidated Balance Sheets.
The change in contract liabilities during the fiscal year ended June 30, 2026 was mainly due to an increase in the value of products and services billed to customers for which control of the products and services has not transferred to the customers, partially offset by the recognition as revenue of $1.29 billion that was included in contract liabilities as of June 30, 2025. Contract liabilities are included in current liabilities and non-current liabilities, classified as deferred system revenue or deferred service revenue, on our Consolidated Balance Sheets.
The following table represents the transaction price for contracts that have not yet been recognized as revenue as of June 30, 2026, which equals our contract liabilities, and when the Company expects to recognize the amounts as revenue:

(In thousands)	Less than 12 months	12 to 24 months	24 months or greater	Total
Contract liabilities	$1,537,028	$163,356	$74,755	$1,775,139
NOTE 3 — FAIR VALUE MEASUREMENTS
Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the dates indicated below were presented on our Consolidated Balance Sheets as follows:

As of June 30, 2026 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
Municipal securities	$6,016	$—	$6,016
Corporate debt securities	6,075	—	6,075
Money market funds and other	1,233,035	1,233,035	—
Sovereign securities	999	—	999
Marketable securities:
Corporate debt securities	1,297,450	—	1,297,450
Municipal securities	17,403	—	17,403
Sovereign securities	39,219	—	39,219
U.S. Government agency securities	75,742	75,742	—
U.S. Treasury securities	1,355,711	1,275,725	79,986
Equity securities	46,772	46,772	—
Total cash equivalents and marketable securities(1)	4,078,422	2,631,274	1,447,148
Other current assets:
Derivative assets	41,821	—	41,821
Interest rate swap assets	2,534	—	2,534
Other non-current assets:
EDSP assets	416,389	398,414	17,975
Interest rate swap assets	6,990	—	6,990
Long-term accounts receivable, net	180,729	—	180,729
Total financial assets(1)	$4,726,885	$3,029,688	$1,697,197
Liabilities
Other current liabilities:
Derivative liabilities	$(12,546)	$—	$(12,546)
Other non-current liabilities:
Interest rate swap liabilities	(10,107)	—	(10,107)
Total financial liabilities	$(22,653)	$—	$(22,653)
__________________
(1)Excludes cash of $333.8 million held in operating accounts and time deposits of $490.2 million (of which $70.0 million were cash equivalents) as of June 30, 2026.

As of June 30, 2025 (In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets
Cash equivalents:
Municipal securities	$6,120	$—	$6,120
Corporate debt securities	1,498	—	1,498
Money market funds and other	1,531,022	1,531,022	—
U.S. Government agency securities	9,955	—	9,955
U.S. Treasury securities	9,981	—	9,981
Marketable securities:
Corporate debt securities	960,148	—	960,148
Municipal securities	51,453	—	51,453
U.S. Government agency securities	106,881	106,881	—
U.S. Treasury securities	877,578	802,682	74,896
Equity securities	23,962	23,962	—
Total cash equivalents and marketable securities(1)	3,578,598	2,464,547	1,114,051
Other current assets:
Derivative assets	59,503	—	59,503
Other non-current assets:
EDSP assets	349,530	336,090	13,440
Total financial assets(1)	$3,987,631	$2,800,637	$1,186,994
Liabilities
Other current liabilities:
Derivative liabilities	$(28,615)	$—	$(28,615)
Total financial liabilities	$(28,615)	$—	$(28,615)
__________________
(1)Excludes cash of $437.8 million held in operating accounts and time deposits of $478.2 million (of which $82.5 million were cash equivalents) as of June 30, 2025.
We did not have any financial assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of June 30, 2026 or June 30, 2025.

NOTE 4 — FINANCIAL STATEMENT COMPONENTS
Consolidated Balance Sheets

	As of June 30,
(In thousands)	2026	2025
Accounts receivable, net:
Accounts receivable, gross	$2,920,238	$2,297,930
Allowance for credit losses	(31,030)	(34,015)
	$2,889,208	$2,263,915
Inventories:
Customer service parts	$622,714	$600,769
Raw materials	1,849,676	1,491,786
Work-in-process	937,724	833,933
Finished goods	238,424	285,661
	$3,648,538	$3,212,149
Other current assets:
Deferred costs of revenues	$257,175	$223,829
Prepaid expenses	224,515	201,053
Prepaid income and other taxes	169,090	64,704
Contract assets	131,673	105,081
Other current assets	159,183	133,435
	$941,636	$728,102
Land, property and equipment, net:
Land	$86,654	$86,677
Buildings and leasehold improvements	1,254,196	1,132,176
Machinery and equipment	1,418,112	1,238,599
Office furniture and fixtures	86,119	73,993
Construction-in-process	224,431	207,807
	3,069,512	2,739,252
Less: accumulated depreciation	(1,688,962)	(1,486,477)
	$1,380,550	$1,252,775
Other non-current assets:
EDSP assets	$416,389	$349,530
Operating lease ROU assets	335,065	269,714
Long-term accounts receivable, net	180,729	—
Other non-current assets	175,195	154,370
	$1,107,378	$773,614
Other current liabilities:
Compensation and benefits	$491,108	$418,515
Customer deposits	430,128	636,369
EDSP liabilities	417,257	350,426
Interest payable	108,913	110,056
Income taxes payable	83,996	167,262
Operating lease liabilities	52,937	45,192
Other liabilities and accrued expenses	559,892	534,621
	$2,144,231	$2,262,441
Other non-current liabilities:
Income taxes payable	$250,846	$221,808
Operating lease liabilities	211,361	158,833
Pension liabilities	43,128	51,750
Customer deposits	3,816	6,823
Other non-current liabilities	188,463	170,418
	$697,614	$609,632

Accumulated Other Comprehensive Income (Loss)
The components of AOCI as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of June 30, 2026	$(69,520)	$(6,834)	$50,442	$(8,541)	$(34,453)

Balance as of June 30, 2025	$(57,277)	$5,792	$64,798	$(12,112)	$1,201
The effects on net income of amounts reclassified from AOCI to our Consolidated Statements of Operations for the indicated periods were as follows (in thousands, amounts in parentheses indicate debits or reductions to earnings):

	Location in the Consolidated Statements of Operations	Year Ended June 30,
AOCI Components		2026	2025	2024
Unrealized gains on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$6,826	$7,466	$18,374
	Costs of revenues and operating expenses	42,964	4,678	3,766
	Interest expense	3,034	3,285	3,764
	Net gains reclassified from AOCI	$52,824	$15,429	$25,904

Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$587	$59	$(103)

Consolidated Statements of Operations
The following table shows Other expense (income), net for the indicated periods:

	Year Ended June 30,
(In thousands)	2026	2025	2024
Other expense (income), net:
Interest income	$(177,055)	$(180,276)	$(160,688)
Foreign exchange (gains) losses, net	(16,248)	2,964	(7,268)
Net realized (gains) losses on sale of investments	(587)	(59)	103
Other	(35,695)	5,884	12,778
	$(229,585)	$(171,487)	$(155,075)

NOTE 5 — MARKETABLE SECURITIES
The amortized cost and fair value of our fixed income marketable securities as of the dates indicated below were as follows:

As of June 30, 2026 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$1,304,718	$1,123	$(2,316)	$1,303,525
Money market funds and other	1,233,035	—	—	1,233,035
Municipal securities	23,417	12	(10)	23,419
Sovereign securities	40,245	—	(27)	40,218
U.S. Government agency securities	75,848	81	(187)	75,742
U.S. Treasury securities	1,363,089	266	(7,644)	1,355,711
Subtotal	4,040,352	1,482	(10,184)	4,031,650
Add: Time deposits(1)	490,231	—	—	490,231
Less: Cash equivalents	1,316,087	—	—	1,316,087
Marketable securities(2)	$3,214,496	$1,482	$(10,184)	$3,205,794

As of June 30, 2025 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$957,256	$4,456	$(66)	$961,646
Money market funds and other	1,531,022	—	—	1,531,022
Municipal securities	57,445	129	(1)	57,573
U.S. Government agency securities	116,436	458	(58)	116,836
U.S. Treasury securities	885,101	2,787	(329)	887,559
Subtotal	3,547,260	7,830	(454)	3,554,636
Add: Time deposits(1)	478,191	—	—	478,191
Less: Cash equivalents	1,641,074	1	(1)	1,641,074
Marketable securities(2)	$2,384,377	$7,829	$(453)	$2,391,753
__________________
(1)Time deposits excluded from fair value measurements.
(2)Excludes equity marketable securities.
Our investment portfolio includes both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of our unrealized losses are due to changes in market interest rates, and bond yields. We believe that we have the ability to realize the full value of all these investments upon maturity. As of June 30, 2026, we had 555 investments in a gross unrealized loss position. The following table summarizes the fair value and gross unrealized losses of our investments that were in an unrealized loss position as of the dates indicated below:

As of June 30, 2026	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$703,303	$(2,316)	$—	$—	$703,303	$(2,316)
Municipal securities	9,957	(10)	—	—	9,957	(10)
Sovereign securities	37,200	(27)	—	—	37,200	(27)
U.S. Government agency securities	47,855	(187)	—	—	47,855	(187)
U.S. Treasury securities	1,185,956	(7,644)	—	—	1,185,956	(7,644)
Total	$1,984,271	$(10,184)	$—	$—	$1,984,271	$(10,184)

As of June 30, 2025	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$98,149	$(63)	$2,528	$(3)	$100,677	$(66)
Municipal securities	5,774	(1)	—	—	5,774	(1)
U.S. Government agency securities	32,780	(58)	—	—	32,780	(58)
U.S. Treasury securities	238,627	(297)	20,330	(32)	258,957	(329)
Total	$375,330	$(419)	$22,858	$(35)	$398,188	$(454)
The contractual maturities of securities classified as available-for-sale, regardless of their classification on our Consolidated Balance Sheets, as of the date indicated below were as follows:

As of June 30, 2026 (In thousands)	Amortized Cost	Fair Value
Due within one year	$1,468,388	$1,468,438
Due after one year through three years	1,746,108	1,737,356
Total	$3,214,496	$3,205,794
Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities for the fiscal years ended June 30, 2026, 2025 and 2024 were immaterial.
The costs for our equity marketable securities were $22.9 million as of both June 30, 2026, and June 30, 2025. Unrealized gains and losses for our equity marketable securities for the fiscal years ended June 30, 2026, 2025 and 2024 were immaterial.
NOTE 6 — GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in business combinations. Goodwill is not subject to amortization but is tested for impairment annually during the second fiscal quarter, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
The following table presents changes in goodwill carrying value by reportable segment during the fiscal years ended June 30, 2026 and 2025:

(In thousands)	Semiconductor Process Control	Specialty Semiconductor Process	PCB & Component Inspection	Total
Balances as of June 30, 2024	$753,018	$681,858	$580,850	$2,015,726
Goodwill impairment	—	—	(230,400)	(230,400)
Foreign currency adjustments	6,867	—	—	6,867
Balances as of June 30, 2025	759,885	681,858	350,450	1,792,193
Foreign currency adjustments	(1,669)	(768)	(998)	(3,435)
Balances as of June 30, 2026	$758,216	$681,090	$349,452	$1,788,758
We performed the required annual goodwill impairment test as of December 31, 2025 and concluded that goodwill was not impaired. As a result of our qualitative assessments, we determined that it was not necessary to perform a quantitative assessment at that time.
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
To determine the fair value of the reporting units noted above, we utilized income and market approaches and applied a weighting of 75 percent and 25 percent, respectively. The income approach was estimated through discounted cash flow analysis. The estimated fair value of this reporting unit was computed by adding the present value of the estimated annual discounted cash flows over a discrete projection period to the residual value of the business at the end of the projection period. This valuation technique required us to use significant estimates and assumptions, including long-term growth rates, discount rates and other inputs. The estimated growth rates for the projection period were based on our internal forecasts of anticipated future performance of the business. The residual value was estimated using a perpetual nominal growth rate, which was based on projected long-range inflation and long-term industry projections. The discount rates were calculated as the weighted average cost of capital of comparable peer companies, adjusted for company-specific risk. The market approach estimated the fair value of the reporting unit by utilizing the market comparable method, which uses revenue and earnings multiples from comparable companies.
We performed the required annual goodwill impairment testing for all reporting units as of February 29, 2024, and concluded that goodwill was not impaired, except for the Display reporting unit. As a result of this qualitative assessment, we determined that it was not necessary to perform a quantitative assessment for the reporting units subject to testing other than Display. In March 2024, we announced the end of manufacturing of most Display products, but we will continue to provide services to the installed base of Display products for existing customers. The exit of the business does not qualify as a discontinued operation under the relevant accounting guidance, but the decision triggered a quantitative impairment assessment for the Display reporting unit, which resulted in a total goodwill impairment charge of $70.5 million in the third quarter of fiscal 2024.
To determine the fair value of the Display reporting unit, we utilized an income approach estimated through a discounted cash flow analysis, by adding the present value of the estimated annual discounted cash flows over a discrete projection period. This valuation technique required us to use significant estimates and assumptions, including discount rates and internal forecasts of the anticipated future performance of the business. The discount rates were calculated as the weighted average cost of capital of comparable peer companies, adjusted for company-specific risk. There can be no assurance that these estimates and assumptions will prove to be an accurate prediction of the future, and a downward revision of these estimates and/or assumptions would decrease the fair value of our reporting units, which could result in additional impairment charges in the future.
There have been no significant events or circumstances affecting the valuation of goodwill subsequent to the assessment performed in the second quarter of the fiscal year ended June 30, 2026. The next annual assessment of goodwill by reporting unit is scheduled to be performed in the second quarter of the fiscal year ending June 30, 2027.
As of both June 30, 2026 and 2025, following the internal reorganization noted above, goodwill is net of accumulated impairment losses of $277.6 million and $70.5 million in the Semiconductor Process Control and PCB and Component Inspection reportable segments, respectively. As of June 30, 2024, following the fiscal 2024 goodwill impairment and changes to the PCB and Display operating segment noted above, goodwill is net of accumulated impairment losses of $277.6 million, $144.2 million and $70.5 million in the Semiconductor Process Control, Specialty Semiconductor Process and PCB and Component Inspection reportable segments, respectively.
Purchased Intangible Assets
Changes in the gross carrying amount of intangible assets result from changes in foreign currency exchange rates and acquisitions and derecognition of fully amortized intangible assets that no longer provide future economic benefit. The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)	As of June 30, 2026			As of June 30, 2025
Category	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	$1,531,405	$1,346,585	$184,820	$1,555,688	$1,222,520	$333,168
Customer relationships	323,297	283,438	39,859	359,555	285,274	74,281
Trade name/trademark	98,238	98,192	46	119,409	113,210	6,199
Order backlog and other	8,612	2,549	6,063	89,309	84,419	4,890
Intangible assets subject to amortization	1,961,552	1,730,764	230,788	2,123,961	1,705,423	418,538
IPR&D	43,907	18,860	25,047	46,074	19,827	26,247
Total	$2,005,459	$1,749,624	$255,835	$2,170,035	$1,725,250	$444,785
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
In the third quarter of fiscal 2024, in connection with the Company’s decision to exit the Display business, as described above, an immaterial amount of purchased intangible assets were abandoned.
The total impairment charges for goodwill and purchased intangible assets of $239.1 million during the second quarter of fiscal 2025 and $219.0 million during the second quarter of fiscal 2024, as well as the goodwill impairment charge of $70.5 million in the third quarter of fiscal 2024, were recognized as separate charges and included in income (loss) from operations.
As of June 30, 2026 and 2025, there were no impairment indicators for purchased intangible assets.
Amortization expense for purchased intangible assets was $190.8 million, $220.4 million, and $239.3 million, for the fiscal years ended June 30, 2026, 2025 and 2024, respectively.
Based on the purchased intangible assets gross carrying amount recorded as of June 30, 2026, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal Year Ending June 30:	Amortization (In thousands)
2027	$129,024
2028	49,123
2029	35,566
2030	14,760
2031	1,514
Thereafter	801
Total	$230,788

The expected amortization expense is an estimate. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets and other events.
NOTE 7 — DEBT
The following table summarizes our debt as of June 30, 2026 and June 30, 2025:

	As of June 30, 2026		As of June 30, 2025
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 4.100% Senior Notes due on March 15, 2029	$800,000	4.159%	$800,000	4.159%
Fixed-rate 4.650% Senior Notes due on July 15, 2032	1,000,000	4.657%	1,000,000	4.657%
Fixed-rate 4.700% Senior Notes due on February 1, 2034	500,000	4.777%	500,000	4.777%
Fixed-rate 5.650% Senior Notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Fixed-rate 5.000% Senior Notes due on March 15, 2049	400,000	5.047%	400,000	5.047%
Fixed-rate 3.300% Senior Notes due on March 1, 2050	750,000	3.302%	750,000	3.302%
Fixed-rate 4.950% Senior Notes due on July 15, 2052	1,450,000	5.023%	1,450,000	5.023%
Fixed-rate 5.250% Senior Notes due on July 15, 2062	800,000	5.259%	800,000	5.259%

Total	5,950,000		5,950,000
Fair value of interest rate swaps	(584)		—
Unamortized discount	(21,873)		(23,338)
Unamortized debt issuance costs	(40,128)		(42,405)
Total	$5,887,415		$5,884,257
Reported as:
Long-term debt	$5,887,415		$5,884,257
Total	$5,887,415		$5,884,257
Senior Notes and Debt Redemption
In 2026, we entered into interest rate swaps on $2.00 billion principal amount of the 2022 Senior Notes (defined below). The interest rate swaps effectively convert the fixed interest rates on the Senior Notes to floating interest rates based on the Secured Overnight Financing Rate (“SOFR”) swap rate. Under the terms of the swaps, we pay semi-annual interest at the daily compounded SOFR swap plus a fixed number of basis points on the notional amount and in exchange, we receive semi-annual fixed-rate interest on the Senior Notes from the swap. The interest rate swaps are accounted for as fair value hedges, and as a result the carrying value of the hedged portion of our 2022 Senior Notes reflects adjustments in fair value.
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
In June 2022, we issued $3.00 billion aggregate principal amount of senior, unsecured notes (the “2022 Senior Notes”) as follows: $1.00 billion of 4.650% senior, unsecured notes due July 15, 2032; $1.20 billion of 4.950% senior, unsecured notes due July 15, 2052; and $800.0 million of 5.250% senior, unsecured notes due July 15, 2062. A portion of the net proceeds of the 2022 Senior Notes was used to complete a tender offer in July 2022 for $500.0 million of our 2014 Senior Notes (defined below) due 2024 including associated redemption premiums, accrued interest and other fees and expenses. The redemption resulted in a pre-tax net loss on extinguishment of debt of $13.3 million for the fiscal year ended June 30, 2023. The remainder of the net proceeds was used for share repurchases and for general corporate purposes.
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
The Senior Notes rank senior in right of payment to all of the Issuer’s future subordinated indebtedness, equally in right of payment with all of the Issuer’s existing and future unsecured and unsubordinated indebtedness, are effectively subordinated in right of payment to all of the Issuer’s future secured indebtedness to the extent of the collateral securing such indebtedness and structurally subordinated in right of payment to all existing and future indebtedness and other liabilities of the Issuer’s subsidiaries.
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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of June 30, 2026 and 2025 was $5.48 billion and $5.54 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of June 30, 2026, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility
On July 3, 2025, we entered into a revolving credit facility (“Revolving Credit Facility”) with a maturity date of July 3, 2030 that allows us to borrow up to $1.50 billion, pursuant to the terms set forth in the credit agreement (“Credit Agreement”). The Revolving Credit Facility replaced our Prior Revolving Credit Facility described below. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $500.0 million in the aggregate. As of June 30, 2026, we had no outstanding borrowings under the Revolving Credit Facility. As of June 30, 2025, we had in place a Credit Agreement dated June 8, 2022 (“Prior Credit Agreement”) for an unsecured Revolving Credit Facility (“Prior Revolving Credit Facility”) having a maturity date of June 8, 2027 that allowed us to borrow up to $1.50 billion. Subject to the terms of the Prior Credit Agreement, the Prior Revolving Credit Facility could have been increased by an amount up to $250.0 million in the aggregate. As of June 30, 2025, we had no outstanding borrowings under the Prior Revolving Credit Facility.
Under the Revolving Credit Facility, we may borrow, repay and reborrow funds until the maturity date, which may be extended following the exercise of no more than two one-year extension options with the consent of the lenders. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility can be made as Term SOFR Loans or Alternate Base Rate (“ABR”) Loans, at the Company’s option. In the event that Term SOFR is unavailable, any Term SOFR elections will be converted to Daily Simple SOFR, as long as it is available. Each Term SOFR Loan will bear interest at a rate per annum equal to the applicable Adjusted Term SOFR rate, which is equal to the applicable Term SOFR rate plus a spread ranging from 62.5 bps to 100.0 bps, as determined by the Company’s credit ratings at the time. Each ABR Loan will bear interest at a rate per annum equal to the ABR, as determined by the Company’s credit ratings at the time. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 4.0 bps to 10.0 bps, subject to an adjustment in conjunction with changes to our credit rating. The applicable interest rates and commitment fees are also subject to adjustment based on the Company’s performance against certain environmental sustainability key performance indicators (“KPIs”) related to greenhouse gas (“GHG”) emissions and renewable electricity usage. Our performance against these KPIs in calendar year 2025 resulted in reductions to the fees associated with our Revolving Credit Facility. As of June 30, 2026, the applicable commitment fee on the daily undrawn balance of the Revolving Credit Facility was 5.5 bps.

Under the Revolving Credit Facility, the maximum net leverage ratio on a quarterly basis is 3.25 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which may be increased to 3.75 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of June 30, 2026, our maximum allowed net leverage ratio was 3.25 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of June 30, 2026.
NOTE 8 — LEASES
We have operating leases for facilities, vehicles and other equipment. Our facility leases are primarily used for administrative functions, R&D, manufacturing, and storage and distribution. Our finance leases are not material.
Our existing leases do not contain significant restrictive provisions or residual value guarantees; however, certain leases contain provisions for the payment of maintenance, real estate taxes or insurance costs by us. Our leases have remaining lease terms ranging from less than one year to 26 years, including periods covered by options to extend the lease when it is reasonably certain that the option will be exercised.
Lease expense was $61.4 million, $51.5 million and $54.6 million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively. Expense related to short-term leases, which were not recorded on the Consolidated Balance Sheets, were not material for the fiscal years ended June 30, 2026 and 2025. As of June 30, 2026 and 2025, the weighted-average remaining lease term was 6.5 years and 6.2 years, respectively, and the weighted-average discount rate for operating leases was 3.74% and 4.06%, as of June 30, 2026 and 2025, respectively.
Supplemental cash flow information related to leases was as follows:

	Year Ended June 30,
(In thousands)	2026	2025
Operating cash outflows from operating leases	$56,558	$47,183
ROU assets obtained in exchange for new operating lease liabilities	$101,074	$46,018
Maturities of lease liabilities as of June 30, 2026 were as follows:

Fiscal Year Ending June 30:	Amount (In thousands)
2027	$62,474
2028	54,245
2029	42,585
2030	38,615
2031	30,180
2032 and thereafter	73,387
Total lease payments	301,486
Less imputed interest	(37,188)
Total	$264,298
As of June 30, 2026, we did not have any material leases that had not yet commenced.
NOTE 9 — EQUITY AND LONG-TERM INCENTIVE COMPENSATION PLANS
Equity Incentive Program
On August 3, 2023, our Board of Directors adopted the KLA Corporation 2023 Incentive Award Plan (the “2023 Plan”), which replaced our 2004 Equity Incentive Plan (the “2004 Plan”) for grants of equity awards occurring on or after November 1, 2023. The new plan was approved by our stockholders at the annual meeting of stockholders held on November 1, 2023. As of June 30, 2026, we were able to issue new equity incentive awards, such as RSUs and stock options, to our employees, consultants and members of our Board of Directors under our 2023 Plan, with 91.5 million shares available for issuance.
Any 2004 Plan and 2023 Plan awards of RSUs, performance shares, performance units or deferred stock units are counted against the total number of shares issuable under the 2023 Plan share reserve, or previously under the 2004 Plan reserve, as two shares for every one share subject thereto.

In addition, the plan administrator has the ability to grant “dividend equivalent” rights in connection with awards of RSUs, performance shares, performance units and deferred stock units before they are fully vested. The plan administrator, at its discretion, may grant a right to receive dividends on the aforementioned awards, which may be settled in cash or our stock subject to meeting the vesting requirement of the underlying awards. All grants during the fiscal years ended June 30, 2026, 2025 and 2024 included dividend equivalent rights.
Equity Incentive Plans - General Information
The following table summarizes the combined activity under our equity incentive plans:

(In thousands)	Available For Grant(1)
Balances as of June 30, 2023	77,602
Plan shares increased	32,500
RSUs granted(2)	(8,484)
RSUs canceled	783
Balances as of June 30, 2024	102,401
RSUs granted(2)	(8,050)
RSUs granted adjustment(3)	617
RSUs canceled	774
Balances as of June 30, 2025	95,742
RSUs granted(2)	(5,367)
RSUs granted adjustment(3)	535
RSUs canceled	572
Balances as of June 30, 2026	91,482
__________________
(1)The number of RSUs reflects the application of the award multiplier of 2.0x as described above.
(2)Includes RSUs granted to senior management with performance-based vesting criteria (in addition to service-based vesting criteria for any of such RSUs that are deemed to have been earned) (“performance-based RSUs”). As of June 30, 2026, it had not yet been determined the extent to which (if at all) the performance-based vesting criteria had been satisfied. Therefore, this line item includes all such performance-based RSUs granted during the fiscal year, reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (1.5 million shares, 1.5 million shares and 1.7 million shares for the fiscal years ended June 30, 2026, 2025 and 2024, respectively, reflecting the application of the 2.0x multiplier described above).
(3)Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the fiscal year ended June 30, 2026.
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

The following table shows stock-based compensation (“SBC”) expense for the indicated periods:

	Year Ended June 30,
(In thousands)	2026	2025	2024
SBC expense by:
Costs of revenues	$57,680	$46,502	$35,942
R&D	95,249	77,271	60,124
SG&A	157,242	141,238	116,629
Total SBC expense	$310,171	$265,011	$212,695
 SBC capitalized as inventory as of June 30, 2026 and 2025 was $34.0 million and $26.3 million, respectively.
Restricted Stock Units
The following table shows the activity and weighted-average grant date fair values for RSUs during the fiscal year ended June 30, 2026:

	Shares (In thousands) (1)	Weighted-Average Grant Date Fair Value
Outstanding RSUs as of June 30, 2025(2)	12,926	$53.63
Granted(3)	2,683	$128.33
Granted adjustments(4)	(267)	$39.74
Vested and released	(5,035)	$46.94
Forfeited	(286)	$62.64
Outstanding RSUs as of June 30, 2026(2)	10,021	$77.11
 __________________
(1)Share numbers reflect actual shares subject to awarded RSUs.
(2)Includes performance-based RSUs.
(3)This line item includes performance-based RSUs granted during the fiscal year ended June 30, 2026 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.7 million shares for the fiscal year ended June 30, 2026, reflect the application of the multiplier described above).
(4)Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the fiscal year ended June 30, 2026.
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
The following table shows the weighted-average grant date fair value per unit for the RSUs granted, aggregate grant date fair value of RSUs vested, and tax benefits realized by us in connection with vested and released RSUs for the indicated periods:

(In thousands, except for weighted-average grant date fair value)	Year Ended June 30,
	2026	2025	2024
Weighted-average grant date fair value per unit	$128.33	$72.68	$58.45
Grant date fair value of vested RSUs	$236,333	$191,352	$144,888
Tax benefits realized by us in connection with vested and released RSUs	$108,264	$48,858	$47,315
As of June 30, 2026, the unrecognized SBC expense balance related to RSUs was $558.1 million, excluding the impact of estimated forfeitures, and will be recognized over an estimated weighted-average amortization period of 1.3 years. The intrinsic value of outstanding RSUs as of June 30, 2026 was $3.02 billion.

Cash LTI Compensation
As part of our employee compensation program, we issue Cash LTI awards to many of our employees. Executives and non-employee members of the Board of Directors do not participate in the Cash LTI Plan. During the fiscal years ended June 30, 2026 and 2025, we approved Cash LTI awards of $33.4 million and $41.7 million, respectively. Cash LTI awards issued to employees under the Cash LTI Plan will vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date. During the fiscal years ended June 30, 2026, 2025 and 2024, we recognized $45.5 million, $56.8 million and $70.3 million, respectively, in compensation expense under the Cash LTI Plan. As of June 30, 2026, the unrecognized compensation balance (excluding the impact of estimated forfeitures) related to the Cash LTI Plan was $81.7 million.
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
The fair value of each purchase right under the ESPP was estimated on the date of grant using the Black-Scholes model and the straight-line attribution approach with the following weighted-average assumptions:

	Year Ended June 30,
	2026	2025	2024
Stock purchase plan:
Expected stock price volatility	41.3%	33.8%	32.2%
Risk-free interest rate	4.1%	5.0%	5.3%
Dividend yield	0.7%	0.9%	1.1%
Expected life (in years)	0.50	0.50	0.50
The following table shows total cash received from employees for the issuance of shares under the ESPP, the number of shares purchased by employees through the ESPP, the tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP and the weighted-average fair value per share for the indicated periods:

(In thousands, except for weighted-average fair value per share)	Year Ended June 30,
	2026	2025	2024
Total cash received from employees for the issuance of shares under the ESPP	$168,573	$151,514	$144,934
Number of shares purchased by employees through the ESPP	1,770	2,809	3,201
Tax benefits realized by us in connection with the disqualifying dispositions of shares purchased under the ESPP	$3,812	$2,834	$2,623
Weighted-average fair value per share based on Black-Scholes model	$27.91	$16.49	$12.50
The ESPP shares are replenished annually on the first day of each fiscal year by virtue of an evergreen provision. The     provision allows for share replenishment equal to the lesser of 20.0 million shares or the number of shares that we estimate will be required to be issued under the ESPP during the forthcoming fiscal year. As of June 30, 2026, a total of 24.7 million shares were reserved and available for issuance under the ESPP.
Quarterly cash dividends
On June 2, 2026, we paid a quarterly cash dividend of $0.230 per share on the outstanding shares of our common stock to stockholders of record as of the close of business on May 18, 2026. The total amount of regular quarterly cash dividends and dividend equivalents paid during the fiscal years ended June 30, 2026 and 2025 was $1.06 billion and $904.6 million, respectively. The amount of accrued dividend equivalents payable related to unvested RSUs with dividend equivalent rights was $13.3 million as of both June 30, 2026 and 2025. These amounts will be paid upon vesting of the underlying RSUs. Refer to Note 19 “Subsequent Events” to our Consolidated Financial Statements for additional information regarding the declaration of our quarterly cash dividend announced subsequent to June 30, 2026.
NOTE 10 — STOCK REPURCHASE PROGRAM
Our Board of Directors has authorized a program that permits us to repurchase our common stock, including increases in the authorized repurchase amount of $5.00 billion in the fourth quarter of fiscal 2025 and $7.00 billion in the third quarter of fiscal 2026. The stock repurchase program has no expiration date and may be suspended at any time. The intent of the program is, in part, to mitigate the potential dilutive impact related to our equity incentive plans and shares issued in connection with our ESPP as well as to return excess cash to our stockholders. Any and all share repurchase transactions are subject to market conditions and applicable legal requirements.
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
As of June 30, 2026, an aggregate of $9.74 billion of authorization was available for repurchase under the stock repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

(In thousands)	Year Ended June 30,
	2026	2025	2024
Number of shares of common stock repurchased	18,241	30,057	30,320
Total cost of repurchases	$2,303,935	$2,165,635	$1,742,501
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
The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share amounts)	Year Ended June 30,
	2026	2025	2024
Numerator:
Net income	$4,830,771	$4,061,643	$2,761,896
Denominator:
Weighted-average shares – basic, excluding unvested RSUs	1,311,516	1,330,299	1,353,452
Effect of dilutive RSUs and options	8,117	7,203	8,417
Weighted-average shares – diluted	1,319,633	1,337,502	1,361,869
Basic net income per share	$3.68	$3.05	$2.04
Diluted net income per share	$3.66	$3.04	$2.03
Anti-dilutive securities excluded from the computation of diluted net income per share	162	—	353

NOTE 12 — EMPLOYEE BENEFIT PLANS
Profit-sharing program and U.S. 401(k)
We have a profit-sharing program for eligible employees, which distributes a percentage of our pre-tax profits on a quarterly basis. In addition, we have an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Beginning in July 2025, the employer match is 100% of an employee’s eligible contributions up to 4% of eligible compensation. Prior to July 2025, the employer match was the greater of 50% of the first $8,000 of an eligible employee’s contributions or 50% of the first 5% of eligible compensation contributed plus 25% of the next 5% of compensation contributed. The total expenses under the profit-sharing and 401(k) programs amounted to $50.1 million, $43.2 million, and $39.4 million in the fiscal years ended June 30, 2026, 2025 and 2024, respectively.
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
The foreign plans’ investments are measured at fair value on a recurring basis. They are managed by third-party trustees consistent with the regulations or market practice of the country where the assets are invested. We are not actively involved in the investment strategy, nor do we have control over the target allocation of these investments. We manage a variety of risks, including market, credit and liquidity risks, across our plan assets through our investment managers. We define a concentration of risk as an undiversified exposure to one of the above-mentioned risks that increases the exposure of the loss of plan assets unnecessarily. We monitor exposure to such risks in the foreign plans by monitoring the magnitude of the risk in each plan and diversifying our exposure to such risks across a variety of instruments, markets and counterparties. As of June 30, 2026, we did not have concentrations of plan asset investment risk in any single entity, manager, counterparty, sector, industry or country.
We apply authoritative guidance that requires an employer to recognize the funded status of each of our defined benefit pension and post-retirement benefit plans as a net asset or liability on its balance sheets. Additionally, the authoritative guidance requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. The benefit obligations and related assets under our plans have been measured as of June 30, 2026 and 2025 and were immaterial. The net funded status of these plans is recognized as a liability and included in other current or non-current liabilities in the Consolidated Balance Sheets in the years presented. The net periodic benefit costs were immaterial for the fiscal years ended June 30, 2026, 2025 and 2024.
NOTE 13 — INCOME TAXES
The components of income before income taxes were as follows:

	Year Ended June 30,
(In thousands)	2026	2025	2024
Domestic income before income taxes	$3,629,727	$3,070,097	$1,997,090
Foreign income before income taxes	1,976,198	1,574,351	1,192,942
Total income before income taxes	$5,605,925	$4,644,448	$3,190,032

The provision for income taxes was comprised of the following:

(In thousands)	Year Ended June 30,
	2026	2025	2024
Current:
Federal	$330,215	$624,002	$395,876
State	9,621	21,161	10,737
Foreign	348,301	182,448	160,401
	688,137	827,611	567,014
Deferred:
Federal	80,690	(222,907)	(110,686)
State	952	(5,433)	(2,770)
Foreign	5,375	(16,466)	(25,422)
	87,017	(244,806)	(138,878)
Provision for income taxes	$775,154	$582,805	$428,136
The significant components of deferred income tax assets and liabilities were as follows:

(In thousands)	As of June 30,
	2026	2025
Deferred tax assets:
Tax credits and net operating losses	$364,290	$327,618
Capitalized R&D expenses	361,467	447,043
Depreciation and amortization	220,997	190,256
Inventory reserves	144,298	135,121
Employee benefits accrual	125,406	106,746
Non-deductible reserves	63,679	69,790
Unearned revenue	52,454	48,372
SBC	19,978	18,835
Other	17,936	43,843
Gross deferred tax assets	1,370,505	1,387,624
Valuation allowance	(356,639)	(310,599)
Net deferred tax assets	$1,013,866	$1,077,025
Deferred tax liabilities:
Unremitted earnings of foreign subsidiaries not indefinitely reinvested	$(411,657)	$(360,544)
Deferred profit	(31,064)	(41,378)
Unrealized gain on investments	(7,569)	(16,278)
Total deferred tax liabilities	(450,290)	(418,200)
Total net deferred tax assets	$563,576	$658,825
Our deferred tax assets for the years ended June 30, 2026 and 2025 reflect the impact of the mandatory capitalization of research and experimental expenditures as required by the 2017 Tax Cuts and Jobs Act, which was subsequently modified by the OBBBA to require capitalization of only foreign research expenses.
As of June 30, 2026, we had U.S. federal, state and foreign net operating loss (“NOL”) carry-forwards of $1.3 million, $10.0 million and $83.2 million, respectively. We also had foreign capital loss carry-forwards of $1.7 million as of June 30, 2026. The U.S. federal NOL carry-forwards will expire at various dates from 2027 through 2035. The utilization of NOLs created by acquired companies is subject to annual limitations under Section 382 of the Internal Revenue Code. However, it is not expected that such annual limitation will significantly impair the realization of these NOLs. The state NOLs will expire at various dates beginning in 2031 through 2036. Foreign NOLs and capital loss carry-forwards will be carried forward indefinitely. State credits of $440.8 million will also be carried forward indefinitely.

The net deferred tax asset valuation allowance was $356.6 million and $310.6 million as of June 30, 2026 and 2025, respectively. The change was primarily due to an increase in the valuation allowance related to state credit carry-forwards generated in the fiscal year ended June 30, 2026. The valuation allowance is based on our assessment that it is more likely than not that certain deferred tax assets will not be realized in the foreseeable future. Of the valuation allowance as of June 30, 2026, $355.9 million was related to federal and state credit carry-forwards. The remainder of the valuation allowance was related to state NOL carry-forwards.
 As of June 30, 2026, we intend to indefinitely reinvest $185.9 million of cumulative undistributed earnings held by certain non-U.S. subsidiaries. If these undistributed earnings were repatriated to the U.S., the potential deferred tax liability associated with the undistributed earnings would be approximately $39 million.
We benefit from tax holidays in Singapore where we manufacture certain of our products. These tax holidays are on approved investments. The tax holidays were amended and renewed under substantially similar terms as of July 1, 2025, and are scheduled to expire through December 2032. We are in compliance with all the terms and conditions of the tax holidays as of June 30, 2026. The net impact of these tax holidays was to decrease our tax expense by $120.9 million, $198.6 million, and $159.4 million in the fiscal years ended June 30, 2026, 2025, and 2024, respectively. The benefits of the tax holidays on diluted net income per share were $0.09, $0.15 and $0.12 for the fiscal years ended June 30, 2026, 2025, and 2024, respectively.
Beginning in the fiscal year ended June 30, 2026, we adopted ASU 2023-09 on a prospective basis. The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate pursuant to the disclosure requirements of ASU 2023-09 for the fiscal year ended June 30, 2026 was as follows:

(Dollar amounts in thousands)	Year Ended June 30, 2026
Federal statutory income tax rate	$1,177,244	21.0%
State and local income taxes, net of federal income tax effect(1)	8,553	0.2%
Effect of cross border tax laws
FDII	(222,284)	(4.0)%
Other	17,952	0.3%
Tax credits
R&D credit	(59,203)	(1.0)%
Other	(9,043)	(0.2)%
Nontaxable or nondeductible items	12,380	0.2%
Changes in unrecognized tax benefits	(8,439)	(0.2)%
Other adjustments
SBC	(72,329)	(1.3)%
Other	(4,499)	(0.1)%
Foreign tax effects
Singapore
Tax incentives	(95,804)	(1.7)%
Other(2)	(38,928)	(0.7)%
China	48,337	0.9%
Other jurisdictions	21,217	0.4%
Effective income tax rate	$775,154	13.8%
________________
(1)Oregon makes up the majority of the effect of the state and local income tax category.
(2)Includes foreign tax rate differential.

The reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate was as follows:

	Year Ended June 30,
	2025	2024
Federal statutory rate	21.0%	21.0%
GILTI	2.9%	3.7%
Goodwill impairment	1.1%	1.7%
Net change in tax reserves	0.3%	1.1%
State income taxes, net of federal benefit	0.3%	0.3%
FDII	(6.6)%	(5.9)%
Effect of foreign operations taxed at various rates	(5.1)%	(6.6)%
R&D tax credit	(1.1)%	(1.6)%
Other	(0.3)%	(0.3)%
Effective income tax rate	12.5%	13.4%
Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended June 30, 2026 was as follows:

(In thousands)	Year Ended June 30, 2026
Federal	$509,387
State	12,426
Foreign
China	91,214
Other	168,382
Cash paid for income taxes, net of refunds received	$781,409
A reconciliation of gross unrecognized tax benefits was as follows:

	Year Ended June 30,
(In thousands)	2026	2025	2024
Unrecognized tax benefits at the beginning of the year	$258,604	$245,707	$213,092
Increases for tax positions taken in current year	38,538	35,429	40,209
Increases for tax positions taken in prior years	10,685	10,862	23,291
Increases (decreases) for settlements with taxing authorities	1,808	(4,687)	—
Decreases for tax positions taken in prior years	(31,840)	(11,607)	(26,766)
Decreases for lapsing of statutes of limitations	(20,028)	(17,100)	(4,119)
Unrecognized tax benefits at the end of the year	$257,767	$258,604	$245,707
The amounts of unrecognized tax benefits that would impact the effective tax rate were $237.7 million, $244.9 million and $244.6 million as of June 30, 2026, 2025 and 2024, respectively. The amounts of interest and penalties recognized during the years ended June 30, 2026, 2025 and 2024 were expenses (benefits) of ($4.5 million), $9.0 million and $8.3 million, respectively. Our policy is to include interest and penalties related to unrecognized tax benefits within Other expense (income), net. The amounts of interest and penalties accrued as of June 30, 2026 and 2025 were $45.8 million and $50.1 million, respectively.
In the normal course of business, we are subject to examination by tax authorities throughout the world. We are subject to U.S. federal income tax examinations for all years beginning from the fiscal year ended June 30, 2023 and are under U.S. federal income tax examination for the fiscal year ended June 30, 2018. We are subject to state income tax examinations for all years beginning from the fiscal year ended June 30, 2022. We are also subject to examinations in other major foreign jurisdictions, including Singapore and Israel, for all years beginning from the fiscal year ended June 30, 2019. We have completed the audit in Israel for calendar year ended December 31, 2019 to the fiscal year ended June 30, 2022. We believe our current unrecognized tax benefits are sufficient.

Legislative Developments
In January 2026, the Organization for Economic Co-operation and Development (“OECD”) introduced two new Pillar Two safe harbors which are expected to be available for fiscal years beginning on or after January 1, 2026: (1) the Side-by-Side Safe Harbor (“SBSSH”) for multinational entities headquartered in the jurisdictions with both eligible domestic and worldwide tax systems, and (2) the Ultimate Parent Entity (“UPE”) Safe Harbor for multinational entities with a UPE located in a jurisdiction that has only an eligible domestic tax system. The U.S. is an eligible jurisdiction for the SBSSH. We are not expecting a material tax impact to our Consolidated Financial Statements when countries begin to enact legislation to adopt the SBSSH provisions.
In December 2025, Israel adopted the Pillar Two Global Anti-Base Erosion (“GloBE”) rules under the Multinational Enterprise (“Minimum Tax”) Act, which includes a domestic minimum tax of 15% that will be effective for us beginning in the fiscal year ending June 30, 2027. The Pillar Two GloBE rules are deemed an alternative minimum tax so we did not recognize any deferred taxes for the estimated effects of the future minimum tax under current GAAP. We are not expecting a material tax impact to our Consolidated Financial Statements.
On July 4, 2025, President Trump signed into law the OBBBA. The OBBBA provides for several permanent changes to the U.S. tax code among other items, including modifying the GILTI and FDII rules from the Tax Cuts and Jobs Act; restoring full expensing for domestic research expenses; and reinstating 100% bonus depreciation provisions. ASC 740, Income Taxes, requires that the tax effects of changes in tax rates and laws be recognized in the period in which the legislation is enacted. The OBBBA provisions resulted in an increase to our cash flows from operating activities and an increase to our effective tax rate in our fiscal year ended June 30, 2026. The effective tax rate changes have been reflected in the Consolidated Financial Statements for the fiscal year ended June 30, 2026, and did not have a material impact to our Consolidated Financial Statements.
In November 2024, Singapore adopted the Pillar Two GloBE rules under the Minimum Tax Act, which includes a domestic minimum tax of 15% that is effective for us in the fiscal year ended June 30, 2026. There was no material impact to our Consolidated Financial Statements during the fiscal year ended June 30, 2026. The Pillar Two GloBE rules are deemed an alternative minimum tax so we did not recognize any deferred taxes for the estimated effects of the future minimum tax under current GAAP.
California Governor Newsom approved the 2024-25 California State Budget on June 27, 2024, which includes a provision to suspend the use of all NOLs and limits the use of R&D tax credits to $5 million for tax years 2024 through 2026. On June 29, 2026, Governor Newsom approved the 2026-27 California State Budget, which extends the $5 million limitation through tax years beginning before January 1, 2030. Effective for tax years beginning on or after January 1, 2030, the business credit limitation will apply permanently and it will equal the greater of 70% of the total taxes imposed or $5 million per tax year. There was no material tax impact to our Consolidated Financial Statements in our fiscal years ended June 30, 2026 and June 30, 2025 from the California State Budget provisions.
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
President Biden also signed into law the IRA on August 16, 2022. The IRA has several provisions including a 15% corporate alternative minimum tax (“CAMT”) for certain large corporations that have at least an average of $1.0 billion of adjusted financial statement income over a consecutive three-tax-year period. There was no material tax impact to our Consolidated Financial Statements in our fiscal year ended June 30, 2026 from the CAMT provision.
In December 2021, the OECD’s Inclusive Framework on Base Erosion and Profit Shifting released GloBE rules under Pillar Two. For the countries that have enacted legislation to adopt the Pillar Two GloBE rules, the provision requiring a 15% minimum effective tax rate on income earned in the respective countries and a global 15% minimum effective top-up tax are effective for us beginning in our fiscal year ended June 30, 2025. There was no material tax impact to our Consolidated Financial Statements from these Pillar Two provisions during our fiscal years ended June 30, 2026 and June 30, 2025.
NOTE 14 — LITIGATION AND OTHER LEGAL MATTERS
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
NOTE 15 — COMMITMENTS AND CONTINGENCIES
Factoring. We have factoring agreements with financial institutions to sell certain of our trade receivables and promissory notes from customers without recourse. We do not believe we are at risk for any material losses as a result of these agreements. In addition, we periodically sell certain LC, without recourse, received from customers in payment for goods and services.
The following table shows total receivables sold under factoring agreements and proceeds from sales of LC for the indicated periods:

	Year Ended June 30,
(In thousands)	2026	2025	2024
Receivables sold under factoring agreements	$515,480	$230,552	$254,889
Proceeds from sales of LC	$86,020	$55,525	$22,242
Factoring and LC fees for the sale of certain trade receivables were recorded in Other expense (income), net and were not material for the periods presented. KLA may continue servicing the receivables that are sold.
Purchase Commitments. We maintain commitments to purchase inventory from our suppliers as well as goods, services, and other assets in the ordinary course of business. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed between the parties. This forecasted time-horizon can vary among different suppliers. Our estimate of our significant purchase commitments primarily for material, services, supplies and asset purchases is approximately $5.97 billion as of June 30, 2026, a majority of which are due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash LTI Plan. As of June 30, 2026, we have committed $101.2 million for future payment obligations under our Cash LTI Plan. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date.
Guarantees and Contingencies. We maintain guarantee arrangements available through various financial institutions for up to $176.2 million, of which $142.5 million had been issued as of June 30, 2026, primarily to fund guarantees to customs authorities for value-added tax and other operating requirements of our consolidated subsidiaries worldwide.
We have a duty drawback program that allows for the recovery of certain import duties upon the export of qualifying goods. Our accounting policy is to recognize a receivable for duty drawback upon submission of a qualifying claim to U.S. Customs and Border Protection when recovery is considered probable and estimable.
In February 2026, the U.S. Supreme Court held that certain tariffs imposed under the International Emergency Economic Powers Act were not authorized. As a result, we are pursuing recovery of duties previously paid and have submitted and will continue to submit qualifying claims through the administrative refund process established by U.S. Customs and Border Protection. We have also begun receiving refunds through this process. Our accounting policy is to recognize a receivable for a tariff refund upon submission of a qualifying claim to U.S. Customs and Border Protection. Changes in the refund process or related legal challenges could impact the timing of cash receipts and our results of operations; however, we do not expect the impact to be material.
In January 2025, we entered into a long-term virtual power purchase agreement to purchase a portion of the output generated from a solar energy project for a fixed price. As part of this agreement, we will also receive renewable energy credits commensurate with the power we acquire. These credits can be applied against our GHG emissions, accelerating the progress towards our goals of 100% renewable electricity across our global operations by 2030, reduction of our Scope 1 and 2 emissions from our 2021 baseline by 50% by 2030 and achievement of net zero Scope 1 and Scope 2 emissions by 2050. This agreement did not have a material impact on our results of operations, financial condition or cash flows during the fiscal years ended June 30, 2026 and June 30, 2025.
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
NOTE 16 — DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The authoritative guidance requires companies to recognize all derivative instruments, including foreign exchange contracts, rate lock agreements and interest rate swaps (collectively “derivatives”), as either assets or liabilities at fair value on the Consolidated Balance Sheets. In accordance with the accounting guidance, we designate foreign currency forward transactions and options contracts and interest rate forward transactions as cash flow hedges. In accordance with the accounting guidance, we also designate certain foreign currency exchange contracts as net investment hedge transactions intended to mitigate the variability of the value of certain investments in foreign subsidiaries.
Since fiscal 2015, we have entered into five sets of Rate Lock Agreements to hedge the benchmark interest rate on portions of our Senior Notes prior to issuance. Upon issuance of the associated debt, the Rate Lock Agreements were settled and their fair values were recorded within AOCI. The resulting gains and losses from these transactions are amortized to interest expense over the lives of the associated debt. As of June 30, 2026, the aggregate unamortized portion of the fair value of the forward contracts for the Rate Lock Agreements was a $41.3 million net gain.

We utilize fixed-to-floating interest rate swaps designated as fair value hedges to minimize certain exposures to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The interest rate swaps effectively convert the fixed interest rates on a portion of our 2022 Senior Notes to floating interest rates based on the SOFR swap rate. Under the terms of the swaps, we pay semi-annual interest at the daily compounded SOFR swap rate plus a fixed number of basis points on the $2.00 billion notional amount of Senior Notes hedged, and in exchange, we receive fixed-rate interest on the Senior Notes hedged from the swap counterparties on a semi-annual basis. If a financial counterparty to any of our hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the interest rate swap, we may experience material losses. We apply the shortcut method to these fair value hedges as they are assumed to be perfectly effective in hedging the change in interest rates related to a portion of our 2022 Senior Notes. The resulting gains and losses from these transactions are recognized in interest expense each period.
Derivatives in Hedging Relationships: Foreign Exchange Contracts and Rate Lock Agreements
The gains (losses) on derivatives in cash flow and net investment hedging relationships recognized in OCI for the indicated periods were as follows:

	Year Ended June 30,
(In thousands)	2026	2025	2024
Derivatives Designated as Cash Flow Hedging Instruments:
Rate lock agreements:
Amounts included in the assessment of effectiveness	$—	$—	$415
Foreign exchange contracts:
Amounts included in the assessment of effectiveness	$34,281	$36,747	$9,176
Amounts excluded from the assessment of effectiveness	$102	$(21)	$146
Derivatives Designated as Net Investment Hedging Instruments:
Foreign exchange contracts(1)	$19,053	$(23,630)	$3,459
________________
(1)No amounts were reclassified from AOCI into earnings related to the sale of a subsidiary, as there were no such sales during the periods presented.

The locations and amounts of designated and non-designated derivatives’ gains and losses reported in the Consolidated Statements of Operations for the indicated periods were as follows:

(In thousands)	Revenues	Costs of Revenues and Operating Expense	Interest Expense	Other Expense (Income), Net
For the year ended June 30, 2024
Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$9,812,247	$6,466,037	$311,253	$(155,075)
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains reclassified from AOCI to earnings	$—	$—	$3,764	$—
Foreign exchange contracts:
Amount of gains reclassified from AOCI to earnings	$19,246	$3,766	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(872)	$—	$—	$2,328
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains recognized in earnings	$—	$—	$—	$10,597
For the year ended June 30, 2025
Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$12,156,162	$7,381,035	$302,166	$(171,487)
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains reclassified from AOCI to earnings	$—	$—	$3,285	$—
Foreign exchange contracts:
Amount of gains reclassified from AOCI to earnings	$8,950	$4,678	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(1,484)	$—	$—	$2,984
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains recognized in earnings	$—	$—	$—	$37,588
For the year ended June 30, 2026
Total amounts presented in the Consolidated Statements of Operations in which the effects of cash flow and fair value hedges are recorded	$13,579,476	$7,918,696	$284,440	$(229,585)
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains reclassified from AOCI to earnings	$—	$—	$3,034	$—
Foreign exchange contracts:
Amount of gains reclassified from AOCI to earnings	$7,577	$42,964	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(751)	$—	$—	$18,944
Interest rate contracts:
Amount of gains recognized in earnings	$—	$—	$559	$—
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains recognized in earnings	$—	$—	$—	$24,135

The U.S. dollar equivalent of all outstanding notional amounts of foreign currency hedge contracts, with maximum remaining maturities of approximately 11 months as of June 30, 2026 and 14 months as of June 30, 2025, were as follows:

(In thousands)	As of June 30, 2026	As of June 30, 2025
Cash flow hedge contracts - foreign currency
Purchase	$533,193	$405,349
Sell	$61,209	$159,475
Net Investment hedge contracts - foreign currency
Sell	$343,791	$384,130
Other foreign currency hedge contracts
Purchase	$978,174	$618,844
Sell	$608,933	$429,643
The locations and fair value of our derivatives reported in our Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet Location	As of June 30, 2026	As of June 30, 2025	Balance Sheet Location	As of June 30, 2026	As of June 30, 2025

(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$28,423	$29,492	Other current liabilities	$(5,385)	$(24,331)
Interest rate contracts	Other current assets	2,534	—
Interest rate contracts	Other non-current assets	6,990	—	Other non-current liabilities	(10,107)	—
Total derivatives designated as hedging instruments		37,947	29,492		(15,492)	(24,331)
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	13,398	30,011	Other current liabilities	(7,161)	(4,284)
Total derivatives not designated as hedging instruments		13,398	30,011		(7,161)	(4,284)
Total derivatives		$51,345	$59,503		$(22,653)	$(28,615)
The changes in AOCI, before taxes, related to derivatives for the indicated periods were as follows:

	Year Ended June 30,
(In thousands)	2026	2025	2024
Beginning balance	$66,570	$68,903	$81,611
Amount reclassified to earnings as net gains	(52,824)	(15,429)	(25,904)
Net change in unrealized gains	53,436	13,096	13,196
Ending balance	$67,182	$66,570	$68,903
As of June 30, 2026, the net gain reported in AOCI that is expected to be reclassified into earnings within the next 12 months is $16.7 million.

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

As of June 30, 2026				Gross Amounts of Derivatives Not Offset in the Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$51,345	$—	$51,345	$(17,605)	$—	$33,740
Derivatives - liabilities	$(22,653)	$—	$(22,653)	$17,605	$—	$(5,048)

As of June 30, 2025				Gross Amounts of Derivatives Not Offset in the Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$59,503	$—	$59,503	$(28,615)	$—	$30,888
Derivatives - liabilities	$(28,615)	$—	$(28,615)	$28,615	$—	$—
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
PCB and Component Inspection
The PCB and Component Inspection segment enables electronic device manufacturers to inspect, test and measure PCBs, flat panel displays and ICs to verify their quality, pattern the desired electronic circuitry on the relevant substrate and perform three-dimensional shaping of metalized circuits on multiple surfaces. In March 2024, we announced the end of manufacturing of most Display products, but will continue to provide services to the installed base of Display products for existing customers.
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
The following is a summary of results for each of our three reportable segments for the indicated periods.

(In thousands)	Semiconductor Process Control	Specialty Semiconductor Process	PCB and Component Inspection	Total
For the year ended June 30, 2024
Revenues	$8,733,556	$528,701	$552,491	$9,814,748
Less:
Costs of revenues	3,104,254	245,791	393,531
R&D	1,077,366	40,043	147,867
SG&A	728,349	43,959	116,074
Other segment items (1)	56,014	108,069	365,292
Segment profit (loss)	$3,767,573	$90,839	$(470,273)	$3,388,139
For the year ended June 30, 2025
Revenues	$10,947,359	$587,107	$621,721	$12,156,187
Less:
Costs of revenues	3,922,735	283,160	358,847
R&D	1,165,858	47,054	133,487
SG&A	814,074	48,980	102,662
Other segment items (1)	41,946	108,961	307,882
Segment profit (loss)	$5,002,746	$98,952	$(281,157)	$4,820,541
For the year ended June 30, 2026
Revenues	$12,244,733	$584,064	$750,415	$13,579,212
Less:
Costs of revenues	4,453,558	305,303	365,120
R&D	1,341,321	59,418	130,166
SG&A	930,850	47,423	100,930
Other segment items (1)	36,174	107,347	46,155
Segment profit	$5,482,830	$64,573	$108,044	$5,655,447
__________________
(1)Other segment items for each reportable segment includes:
•Semiconductor Process Control — amortization of purchased intangible assets and acquisition related expenses.
•Specialty Semiconductor Process — amortization of purchased intangible assets.
•PCB and Component Inspection — amortization of purchased intangible assets for all periods presented and impairment of goodwill and purchased intangible assets for the years ended June 30, 2024 and 2025.
The following table reconciles total reportable segment revenue to total revenue for the indicated periods:

	Year Ended June 30,
(In thousands)	2026	2025	2024
Total revenues for reportable segments	$13,579,212	$12,156,187	$9,814,748
Effects of changes in foreign currency exchange rates	264	(25)	(2,501)
Total revenues	$13,579,476	$12,156,162	$9,812,247

The following table reconciles total segment profit to total income before income taxes for the indicated periods:

	Year Ended June 30,
(In thousands)	2026	2025	2024
Total segment profit	$5,655,447	$4,820,541	$3,388,139
Unallocated amounts (1)	(5,333)	45,414	41,929
Interest expense	284,440	302,166	311,253
Other expense (income), net	(229,585)	(171,487)	(155,075)
Income before income taxes	$5,605,925	$4,644,448	$3,190,032
__________________
(1)Unallocated amounts include effects of changes in exchange rates, restructuring costs and other corporate expenses.
Our significant operations outside the U.S. include manufacturing facilities in Singapore, Israel, China and various locations throughout Europe and sales and service facilities in major semiconductor manufacturing regions around the world to support our global customer base. For geographical revenue reporting, revenues are attributed to the geographic location in which the customer is located. Long-lived assets consist of land, property and equipment, net, and are attributed to the geographic region in which they are located.
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

(Dollar amounts in thousands)	Year Ended June 30,
	2026		2025		2024
Revenues:
China	$4,048,358	29.8%	$4,042,567	33.3%	$4,196,727	42.8%
Taiwan	3,643,742	26.8%	3,205,392	26.4%	1,738,065	17.7%
Korea	1,833,836	13.5%	1,452,826	11.9%	906,924	9.2%
North America	1,757,337	13.0%	1,362,311	11.2%	1,070,791	10.9%
Japan	915,111	6.7%	1,133,002	9.3%	963,203	9.8%
Europe and Israel	726,693	5.4%	574,197	4.7%	540,263	5.6%
Rest of Asia	654,399	4.8%	385,867	3.2%	396,274	4.0%
Total	$13,579,476	100.0%	$12,156,162	100.0%	$9,812,247	100.0%
The following is a summary of revenues by major product categories for the indicated periods:

(Dollar amounts in thousands)	Year Ended June 30,
	2026		2025		2024
Revenues:
Wafer Inspection	$6,630,813	49%	$6,198,815	51%	$4,333,296	44%
Patterning	2,706,763	20%	2,196,347	18%	2,054,442	21%
Specialty Semiconductor Process	502,519	4%	517,201	4%	470,565	5%
PCB and Component Inspection	460,320	3%	355,891	3%	291,161	3%
Services	3,125,939	23%	2,683,308	22%	2,329,568	24%
Other	153,122	1%	204,600	2%	333,215	3%
Total	$13,579,476	100%	$12,156,162	100%	$9,812,247	100%
Wafer Inspection and Patterning products are offered in the Semiconductor Process Control segment. Services are offered in multiple segments. Other includes primarily refurbished systems, remanufactured legacy systems, and enhancements and upgrades for previous-generation products that are part of the Semiconductor Process Control segment.
In each of the fiscal years ended June 30, 2026 and 2025, one customer accounted for approximately 19% of total revenues. In the fiscal year ended June 30, 2024, one customer accounted for approximately 13% of total revenues.

Land, property and equipment, net by geographic region as of the dates indicated below were as follows:

	As of June 30,
(In thousands)	2026	2025
Land, property and equipment, net:
U.S.	$771,331	$728,162
Europe	289,614	253,848
Singapore	191,534	153,052
Rest of Asia	73,110	49,109
Israel	54,961	68,604
Total	$1,380,550	$1,252,775
NOTE 18 — RESTRUCTURING CHARGES
From time to time, management approves restructuring plans including workforce reductions in an effort to streamline operations.
Restructuring charges were $1.2 million, $7.7 million and $21.6 million for fiscal years ended June 30, 2026, June 30, 2025 and June 30, 2024, respectively, primarily due to severance and related charges for the restructuring of the former PCB and Display operating segment, as described further in Note 6 “Goodwill and Purchased Intangible Assets.” Restructuring charges for fiscal years 2025 and 2024 also included write-downs of certain ROU assets and fixed assets that were abandoned. The amounts of restructuring charges accrued were $5.3 million and $5.9 million as of June 30, 2026 and 2025, respectively.
NOTE 19— SUBSEQUENT EVENTS
On August 6, 2026, we announced that our Board of Directors had declared a quarterly cash dividend of $0.230 per share to be paid on September 1, 2026 to stockholders of record as of the close of business on August 17, 2026.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of KLA Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of KLA Corporation and its subsidiaries (the “Company”) as of June 30, 2026 and 2025, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2026, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition
As described in Note 1 to the consolidated financial statements, the Company’s arrangements with its customers include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. The transaction consideration, including any sales incentives, is allocated between separate performance obligations of an arrangement based on the stand-alone selling price for each distinct product or service. Revenues are measured based on consideration stipulated in the arrangement with each customer. Revenue is recognized from product sales at a point in time when the performance obligation has been satisfied by transferring control of the product to the customer. Services revenue is recognized ratably over the period the customer simultaneously receives and consumes the benefits of the services provided or when the related service is performed. The Company’s total revenues were $13,579.5 million for the year ended June 30, 2026.
The principal consideration for our determination that performing procedures relating to revenue recognition is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recording of product and services revenue at the transaction consideration once control passes to the customer. These procedures also included, among others (i) testing the completeness, accuracy, and occurrence of revenue recognized for a sample of product revenue transactions by obtaining and inspecting source documents, such as purchase orders, sales orders, and proof of shipment; (ii) testing the completeness, accuracy, and occurrence of a sample of service revenue transactions by obtaining and inspecting source documents, such as purchase orders, sales orders, and other evidence supporting the service period; and (iii) for a sample of outstanding customer invoice balances as of June 30, 2026, obtaining and inspecting source documents, such as invoices, proof of shipment, and subsequent cash receipts.
/s/ PricewaterhouseCoopers LLP
San Jose, California
August 6, 2026
We have served as the Company’s auditor since 1977.

SCHEDULE II
Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Period	Charged to Expense	Deductions/Adjustments	Balance at End of Period
Fiscal Year Ended June 30, 2024:
Allowance for Credit Losses	$33,632	$5,912	$(6,762)	$32,782
Allowance for Deferred Tax Assets	$259,172	$—	$30,362	$289,534
Fiscal Year Ended June 30, 2025:
Allowance for Credit Losses	$32,782	$11,494	$(10,261)	$34,015
Allowance for Deferred Tax Assets	$289,534	$(1,315)	$22,380	$310,599
Fiscal Year Ended June 30, 2026:
Allowance for Credit Losses	$34,015	$28,398	$(31,383)	$31,030
Allowance for Deferred Tax Assets	$310,599	$(1,366)	$47,406	$356,639
ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act (“Disclosure Controls”) as of the end of the period covered by this Annual Report on Form 10-K (this “Report”) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b). The evaluation of our disclosure controls and procedures was conducted under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Based on this evaluation, the CEO and CFO have concluded that as of June 30, 2026, the end of the period covered by this Report, our Disclosure Controls were effective at a reasonable assurance level.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2026.

The effectiveness of our internal control over financial reporting as of June 30, 2026 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act that occurred during the fourth quarter of the fiscal year ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.OTHER INFORMATION
Rule 10b5-1 Trading Plans Adopted by Officers and Directors During the Fourth Quarter
In the fourth quarter of fiscal 2026, the following officers adopted trading plans, or amendments to existing trading plans, to sell and/or gift shares of our common stock that have been or will be issued upon the vesting of RSUs, or purchased in our employee stock purchase plan, that are intended to satisfy the affirmative defense conditions set forth in Rule 10b5-1(c) under the Securities Exchange Act. The material terms of the trading plans other than pricing conditions are set forth in the table below:

Name of Officer	Title of Officer	Date of Adoption	Duration	Maximum Number of Shares to be Sold (1) (2)
Bren Higgins	Executive Vice President and Chief Financial Officer	May 11, 2026	446 days (3)	202,480
Ahmad Khan	President, Semiconductor Products and Customers	May 11, 2026	285 days (4)	253,159
Brian Lorig	Executive Vice President, KLA Global Services	May 14, 2026	287 days (5)	122,773
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
(3) Mr. Higgins’ trading plan terminates when the last trade is placed under the plan. The last scheduled trade is on July 6, 2027; provided that if any scheduled trades are not placed because of trading conditions set forth in the plan, the trading plan will terminate on July 30, 2027.

(4) Mr. Khan’s trading plan terminates when the last trade is placed under the plan. The last scheduled trade is on February 8, 2027; provided that if any scheduled trades are not placed because of trading conditions set forth in the plan, the trading plan will terminate on February 19, 2027.
(5) Mr. Lorig’s trading plan terminates when the last trade is placed under the plan. The last scheduled trade is on January 4, 2027; provided that if any scheduled trades are not placed because of trading conditions set forth in the plan, the trading plan will terminate on February 24, 2027.
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
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES
For the information required by this Item, see “Proposal Two: Ratification of Appointment of PricewaterhouseCoopers LLP as Our Independent Registered Public Accounting Firm for the Fiscal Year Ending June 30, 2027” in the Proxy Statement, which is incorporated herein by reference.
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
1. Financial Statements:
The following financial statements and schedules of the Registrant are contained in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:

2. Financial Statement Schedule:
The following financial statement schedule of the Registrant is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements:

Schedule II—Valuation and Qualifying Accounts for the three years in the period ended June 30, 2026	95
All other schedules are omitted because they are either not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.
3. Exhibits
The information required by this item is set forth below.

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
3.1	Restated Certificate of Incorporation of KLA Corporation	8-K	No. 000-09992	3.2	June 12, 2026
3.2	Amended and Restated Bylaws	8-K	No. 000-09992	3.1	November 7, 2025
4.1	Description of the Registrant’s securities registered under Section 12 of the Securities Act of 1934
4.2	Indenture dated November 6, 2014 between KLA-Tencor Corporation and Wells Fargo Bank, National Association, as trustee	8-K	No. 000-09992	4.1	November 7, 2014
4.3	Form of Officer’s Certificate setting forth the terms of the Notes (with form of Notes attached)	8-K	No. 000-09992	4.2	November 7, 2014
4.4	Indenture, dated as of June 23, 2022 between KLA Corporation and U.S. Bank Trust Company, National Association, as trustee	8-K	No. 000-09992	4.1	June 24, 2022
4.5	Form of Officer’s Certificate setting forth the terms of the 4.650% Senior Notes due 2032, 4.950% Senior Notes due 2052, and 5.250% Senior Notes due 2062 (with form of Notes attached)	8-K	No. 000-09992	4.2	June 24, 2022
4.6	Form of Officer’s Certificate setting forth the terms of the 4.100% Senior Notes due 2029 and 5.000% Senior Notes due 2049 (with form of Notes attached)	8-K	No. 000-09992	4.2	March 20, 2019
4.7	Form of Officer’s Certificate setting forth the terms of the 3.300% Senior Notes due 2050 (with form of Notes attached)	8-K	No. 000-09992	4.2	March 3, 2020
4.8	Officer’s Certificate, dated February 1, 2024, including the form of the Company’s 4.700% Senior Notes due 2034	8-K	No. 000-09992	4.2	February 1, 2024
10.1	2004 Equity Incentive Plan (as amended and restated (as of November 7, 2018))*	S-8	No. 228283	10.1	November 8, 2018

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
10.2	Form of Restricted Stock Unit Award Notification (Performance-Vesting)*	10-K	No. 000-09992	10.2	August 6, 2021
10.3	Form of Restricted Stock Unit Award Notification (Service-Vesting)*	10-K	No. 000-09992	10.3	August 6, 2021
10.4	Form of Accelerated Stock Repurchases Agreement	8-K	No. 000-09992	10.1	June 24, 2022
10.5	Executive Deferred Savings Plan (as amended and restated effective July 31, 2019)*	10-K	No. 000-09992	10.9	August 16, 2019
10.6	Amended and Restated Executive Severance Plan*	8-K	No. 000-09992	10.1	October 20, 2016
10.7	Amended and Restated 2010 Executive Severance Plan*	10-Q	No. 000-09992	10.45	October 22, 2015
10.8	Calendar Year 2026 Executive Incentive Plan*+	10-Q	No. 000-09992	10.1	April 30, 2026
10.9	Form of Restricted Stock Unit Award Notification and Agreement (Special Awards)*+	10-Q	No. 000-09992	10.1	October 28, 2022
10.10	KLA Corporation 2023 Incentive Award Plan*	8-K	No. 000-09992	10.1	November 3, 2023
10.11	KLA Corporation 2023 Incentive Award Plan Global Restricted Stock Unit Agreement*	10-Q	No. 000-09992	10.2	January 26, 2024
10.12	Senior Advisor Agreement, dated November 15, 2024, by and between KLA Corporation and Oreste Donzella*	10-Q	No. 000-09992	10.1	January 31, 2025
10.13	Credit Agreement, dated as of July 3, 2025, among KLA Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent	8-K	No. 000-09992	10.1	July 8, 2025
19.1	Policy on Insider Trading and Unauthorized Disclosures
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d - 14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d - 14(a) of the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350^
97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	No. 000-09992	97.1	August 5, 2024
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit Number	Filing Date
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document).
__________________

*	Denotes a management contract, plan or arrangement.
+	Certain portions of this document that constitute confidential information have been redacted in accordance with Regulation S-K, Item 601(b)(10).
^	Furnished herewith
ITEM 16.     FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLA Corporation

August 5, 2026	By:	/S/ RICHARD P. WALLACE
Date		Richard P. Wallace
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

Signature	Title	Date

/s/ RICHARD P. WALLACE	President, Chief Executive Officer and Director (principal executive officer)	August 5, 2026
Richard P. Wallace

/s/ BREN D. HIGGINS	Executive Vice President and Chief Financial Officer (principal financial officer)	August 5, 2026
Bren D. Higgins

/s/ VIRENDRA A. KIRLOSKAR	Senior Vice President and Chief Accounting Officer (principal accounting officer)	August 5, 2026
Virendra A. Kirloskar

/s/ ROBERT M. CALDERONI	Chairman of the Board and Director	August 6, 2026
Robert M. Calderoni

/s/ JASON CONLEY	Director	August 5, 2026
Jason Conley

/s/ TRACY EMBREE	Director	August 5, 2026
Tracy Embree

/s/ JENEANNE HANLEY	Director	August 5, 2026
Jeneanne Hanley

/s/ KEVIN J. KENNEDY	Director	August 5, 2026
Kevin J. Kennedy

/s/ MICHAEL R. MCMULLEN	Director	August 5, 2026
Michael R. McMullen

/s/ VICTOR PENG	Director	August 5, 2026
Victor Peng

/s/ JAMIE E. SAMATH	Director	August 5, 2026
Jamie E. Samath

/s/ SUSAN J.S. TAYLOR	Director	August 5, 2026
Susan J.S. Taylor