Form 10-Q
period 2026-09-30
KLA CORP
filed 2026-10-29
CIK 319201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of October 26, 2026, there were 1,302,962,435 shares of the registrant’s Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS
KLA CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	September 30, 2026	June 30, 2026
ASSETS
Current assets:
Cash and cash equivalents	$1,531,950	$1,649,842
Marketable securities	3,209,241	3,252,566
Accounts receivable, net	3,072,087	2,889,208
Inventories	4,090,426	3,648,538
Other current assets	669,711	941,636
Total current assets	12,573,415	12,381,790
Land, property and equipment, net	1,541,331	1,380,550
Goodwill, net	1,789,683	1,788,758
Deferred income taxes	1,054,617	1,037,224
Purchased intangible assets, net	212,598	255,835
Other non-current assets	1,233,091	1,107,378
Total assets	$18,404,735	$17,951,535
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$740,743	$623,668
Deferred system revenue	843,008	932,901
Deferred service revenue	634,232	604,127
Other current liabilities	2,337,103	2,144,231
Total current liabilities	4,555,086	4,304,927
Long-term debt	5,723,289	5,887,415
Deferred tax liabilities	452,541	473,648
Deferred service revenue	230,562	238,111
Other non-current liabilities	919,850	697,614
Total liabilities	11,881,328	11,601,715
Commitments and contingencies (Notes 8, 13 and 14)
Stockholders’ equity:
Common stock and capital in excess of par value	2,585,416	2,700,409
Retained earnings	3,997,397	3,683,864
Accumulated other comprehensive loss	(59,406)	(34,453)
Total stockholders’ equity	6,523,407	6,349,820
Total liabilities and stockholders’ equity	$18,404,735	$17,951,535
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
(In thousands, except per share amounts)	2026	2025
Revenues:
Product	$3,285,469	$2,465,006
Service	850,546	744,690
Total revenues	4,136,015	3,209,696
Costs and expenses:
Costs of revenues	1,577,791	1,243,070
Research and development	395,096	360,461
Selling, general and administrative	301,458	268,988
Interest expense	67,927	71,075
Other expense (income), net	(30,339)	(43,374)
Income before income taxes	1,824,082	1,309,476
Provision for income taxes	275,494	188,436
Net income	$1,548,588	$1,121,040
Net income per share
Basic	$1.19	$0.85
Diluted	$1.18	$0.85
Weighted-average number of shares:
Basic	1,305,330	1,317,567
Diluted	1,311,064	1,323,808
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,
(In thousands)	2026	2025
Net income	$1,548,588	$1,121,040
Other comprehensive income (loss):
Currency translation adjustments:
Cumulative currency translation adjustments	4,962	4,640
Income tax provision	(1,578)	(716)
Net change related to currency translation adjustments	3,384	3,924
Cash flow hedges:
Net unrealized gains (losses) arising during the period	(13,014)	3,364
Reclassification adjustments for net gains included in net income	(6,148)	(12,212)
Income tax benefit	2,826	2,404
Net change related to cash flow hedges	(16,336)	(6,444)
Net change related to unrecognized gains and transition obligations in connection with defined benefit plans	410	146
Available-for-sale securities:
Net unrealized gains (losses) arising during the period	(15,887)	2,446
Reclassification adjustments for net (gains) losses included in net income	85	(97)
Income tax (provision) benefit	3,391	(505)
Net change related to available-for-sale securities	(12,411)	1,844
Other comprehensive loss	(24,953)	(530)
Total comprehensive income	$1,523,635	$1,120,510
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2026	1,306,983	$2,700,409	$3,683,864	$(34,453)	$6,349,820
Net income	—	—	1,548,588	—	1,548,588
Other comprehensive loss	—	—	—	(24,953)	(24,953)
Net issuance under employee stock plans	1,194	(188,932)	—	—	(188,932)
Repurchase of common stock	(4,914)	(10,134)	(932,784)	—	(942,918)
Cash dividends ($0.230 per share) and dividend equivalents declared	—	—	(302,271)	—	(302,271)
Stock-based compensation expense	—	84,073	—	—	84,073
Balances as of September 30, 2026	1,303,263	$2,585,416	$3,997,397	$(59,406)	$6,523,407

	Common Stock and Capital in Excess of Par Value		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
(In thousands, except per share amounts)	Shares	Amount
Balances as of June 30, 2025	1,320,227	$2,511,922	$2,179,330	$1,201	$4,692,453
Net income	—	—	1,121,040	—	1,121,040
Other comprehensive loss	—	—	—	(530)	(530)
Net issuance under employee stock plans	1,161	(81,122)	—	—	(81,122)
Repurchase of common stock	(6,225)	(11,861)	(552,539)	—	(564,400)
Cash dividends ($0.190 per share) and dividend equivalents declared	—	—	(252,552)	—	(252,552)
Stock-based compensation expense	—	70,182	—	—	70,182
Balances as of September 30, 2025	1,315,163	$2,489,121	$2,495,279	$671	$4,985,071
See accompanying notes to Condensed Consolidated Financial Statements (unaudited).

KLA CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$1,548,588	$1,121,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,424	97,016
Unrealized foreign exchange (gain) loss and other	(6,872)	12,078
Stock-based compensation expense	84,073	70,182
Deferred income taxes	(27,093)	(10,615)
Changes in assets and liabilities:
Accounts receivable	(179,196)	(12,575)
Inventories	(433,839)	(95,738)
Other assets	176,890	50,921
Accounts payable	116,666	(23,680)
Deferred system revenue	(89,893)	1,974
Deferred service revenue	22,556	(4,970)
Other liabilities	221,635	(44,042)
Net cash provided by operating activities	1,530,939	1,161,591
Cash flows from investing activities:
Capital expenditures	(194,756)	(95,894)
Proceeds from capital-related government assistance	435	1,541
Purchases of available-for-sale and equity securities	(701,246)	(949,871)
Proceeds from maturity and sale of available-for-sale securities	716,202	632,795
Purchases of trading securities	(36,801)	(156,864)
Proceeds from sale of trading securities	38,228	158,305
Net cash used in investing activities	(177,938)	(409,988)
Cash flows from financing activities:
Payment of debt issuance costs	—	(1,602)
Common stock repurchases	(935,776)	(545,067)
Payment of dividends to stockholders	(305,145)	(254,008)
Tax withholding payments related to vested and released restricted stock units	(238,682)	(81,122)
Net cash used in financing activities	(1,479,603)	(881,799)
Effect of exchange rate changes on cash and cash equivalents	8,710	(2,501)
Net decrease in cash and cash equivalents	(117,892)	(132,697)
Cash and cash equivalents at beginning of period	1,649,842	2,078,908
Cash and cash equivalents at end of period	$1,531,950	$1,946,211
Supplemental cash flow disclosures:
Income taxes paid, net	$61,284	$119,049
Interest paid, net of capitalized interest	$131,275	$131,494
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
The unaudited interim Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for audited financial statements. The balance sheet as of June 30, 2026 was derived from the Company’s audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, but does not include all disclosures required by GAAP for audited financial statements. The unaudited interim Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal, recurring adjustments) necessary for a fair statement of the financial position, results of operations, comprehensive income, stockholders’ equity and cash flows for the periods indicated. These Condensed Consolidated Financial Statements and notes, however, should be read in conjunction with Item 8 “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.
The Condensed Consolidated Financial Statements include the accounts of KLA and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.
The results of operations for the three months ended September 30, 2026 are not necessarily indicative of the results that may be expected for any other interim period or for the full fiscal year ending June 30, 2027.
Common Stock Split. On June 11, 2026, the Company effected a ten-for-one stock split of its common stock and a proportional increase in the number of authorized shares of common stock. Share and per share information throughout this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the stock split. The par value per share remains unchanged at $0.001 per share after the stock split.
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
Significant Accounting Policies. There have been no material changes to our significant accounting policies summarized in Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.
Recent Accounting Pronouncements
Recently Adopted
None.
Updates Not Yet Effective
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance requires enhanced disclosures about certain expenses in the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. In 2025, the FASB issued ASU 2025-01 which clarifies the effective date for entities that do not have an annual reporting period that ends on December 31. The Company is required to adopt this standard for our annual reports beginning in the fiscal year ending June 30, 2028, and interim period reports beginning in the first quarter of the fiscal year ending June 30, 2029. Early adoption is permitted. The amendments in this ASU should be applied either on a prospective or retrospective basis. We are currently evaluating the impact of this ASU on our disclosures.
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

	As of	As of
(Dollar amounts in thousands)	September 30, 2026	June 30, 2026	$ Change	% Change
Accounts receivable, net	$3,072,087	$2,889,208	$182,879	6%
Contract assets	$129,900	$131,673	$(1,773)	(1)%
Long-term accounts receivable, net	$266,755	$180,729	$86,026	48%
Contract liabilities	$1,707,802	$1,775,139	$(67,337)	(4)%
Our payment terms and conditions vary by contract type, although terms generally include a requirement of payment of 70% to 90% of total contract consideration within 30 to 60 days of shipment, with the remainder payable within 30 days of acceptance.
The change in contract assets during the three months ended September 30, 2026 was mainly due to $73.0 million of contract assets reclassified to accounts receivable, net, as our right to consideration for these contract assets became unconditional, partially offset by $71.4 million of revenue recognized for which the payment is subject to conditions other than passage of time. Contract assets are included in other current assets on our Condensed Consolidated Balance Sheets.
The change in contract liabilities during the three months ended September 30, 2026 was mainly due to the recognition as revenue of $932.6 million that was included in contract liabilities as of June 30, 2026, partially offset by an increase in the value of products and services billed to customers for which control of the products and services has not transferred to the customers. Contract liabilities are included in current liabilities and non-current liabilities, classified as deferred system revenue or deferred service revenue, on our Condensed Consolidated Balance Sheets.
The following table represents the transaction price for contracts that have not yet been recognized as revenue as of September 30, 2026, which equals our contract liabilities, and when the Company expects to recognize the amounts as revenue:

(In thousands)	Less than 12 months	12 to 24 months	24 months or greater	Total
Contract liabilities	$1,477,240	$167,971	$62,591	$1,707,802

NOTE 3 – FAIR VALUE MEASUREMENTS
Financial assets (excluding cash held in operating accounts and time deposits) and liabilities measured at fair value on a recurring basis as of the dates indicated below were presented on our Condensed Consolidated Balance Sheets as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of September 30, 2026 (In thousands)	Total	(Level 1)	(Level 2)
Assets
Cash equivalents:
Corporate debt securities	$7,523	$—	$7,523
Money market funds and other	1,132,489	1,132,489	—
Sovereign securities	995	—	995
Municipal securities	1,000	—	1,000
Marketable securities:
Corporate debt securities	1,306,637	—	1,306,637
Municipal securities	15,851	—	15,851
Sovereign securities	32,924	—	32,924
U.S. Government agency securities	78,809	78,809	—
U.S. Treasury securities	1,358,138	1,319,886	38,252
Equity securities	33,289	33,289	—
Total cash equivalents and marketable securities(1)	3,967,655	2,564,473	1,403,182
Other current assets:
Derivative assets	11,550	—	11,550
Other non-current assets:
Executive Deferred Savings Plan assets	411,061	385,237	25,824
Long-term accounts receivable, net	266,755	—	266,755
Total financial assets(1)	$4,657,021	$2,949,710	$1,707,311
Liabilities
Other current liabilities:
Derivative liabilities	$(25,198)	$—	$(25,198)
Interest rate swap liabilities	(3,443)	—	(3,443)
Other non-current liabilities:
Interest rate swap liabilities	(162,201)	—	(162,201)
Total financial liabilities	$(190,842)	$—	$(190,842)
________________
(1) Excludes cash of $336.6 million held in operating accounts and time deposits of $437.0 million (of which $53.4 million were cash equivalents) as of September 30, 2026.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
As of June 30, 2026 (In thousands)	Total	(Level 1)	(Level 2)
Assets
Cash equivalents:
Municipal securities	$6,016	$—	$6,016
Corporate debt securities	6,075	—	6,075
Money market funds and other	1,233,035	1,233,035	—
Sovereign securities	999	—	999
Marketable securities:
Corporate debt securities	1,297,450	—	1,297,450
Municipal securities	17,403	—	17,403
Sovereign securities	39,219	—	39,219
U.S. Government agency securities	75,742	75,742	—
U.S. Treasury securities	1,355,711	1,275,725	79,986
Equity securities	46,772	46,772	—
Total cash equivalents and marketable securities(1)	4,078,422	2,631,274	1,447,148
Other current assets:
Derivative assets	41,821	—	41,821
Interest rate swap assets	2,534	—	2,534
Other non-current assets:
Executive Deferred Savings Plan assets	416,389	398,414	17,975
Interest rate swap assets	6,990	—	6,990
Long-term accounts receivable, net	180,729	—	180,729
Total financial assets(1)	$4,726,885	$3,029,688	$1,697,197
Liabilities
Other current liabilities:
Derivative liabilities	$(12,546)	$—	$(12,546)
Other non-current liabilities:
Interest rate swap liabilities	(10,107)	—	(10,107)
Total financial liabilities	$(22,653)	$—	$(22,653)
________________
(1) Excludes cash of $333.8 million held in operating accounts and time deposits of $490.2 million (of which $70.0 million were cash equivalents) as of June 30, 2026.
We did not have any financial assets or liabilities measured at fair value on a recurring basis within Level 3 fair value measurements as of September 30, 2026 or June 30, 2026. For additional details on our fair value measurement policies and hierarchy, refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

NOTE 4 – FINANCIAL STATEMENT COMPONENTS
Condensed Consolidated Balance Sheets

	As of	As of
(In thousands)	September 30, 2026	June 30, 2026
Accounts receivable, net:
Accounts receivable, gross	$3,103,627	$2,920,238
Allowance for credit losses	(31,540)	(31,030)
	$3,072,087	$2,889,208
Inventories:
Customer service parts	$639,024	$622,714
Raw materials	2,126,927	1,849,676
Work-in-process	1,076,942	937,724
Finished goods	247,533	238,424
	$4,090,426	$3,648,538
Other current assets:
Deferred costs of revenues	$219,239	$257,175
Prepaid expenses	143,971	224,515
Contract assets	129,900	131,673
Prepaid income and other taxes	60,938	169,090
Other current assets	115,663	159,183
	$669,711	$941,636
Land, property and equipment, net:
Land	$202,532	$86,654
Buildings and leasehold improvements	1,333,186	1,254,196
Machinery and equipment	1,479,287	1,418,112
Office furniture and fixtures	86,252	86,119
Construction-in-process	181,063	224,431
	3,282,320	3,069,512
Less: accumulated depreciation	(1,740,989)	(1,688,962)
	$1,541,331	$1,380,550
Other non-current assets:
Executive Deferred Savings Plan(1) assets	$411,061	$416,389
Operating lease right of use assets	345,151	335,065
Long-term accounts receivable, net	266,755	180,729
Other non-current assets	210,124	175,195
	$1,233,091	$1,107,378
Other current liabilities:
Compensation and benefits	$574,679	$491,108
Customer deposits	493,816	430,128
Executive Deferred Savings Plan(1) liabilities	413,197	417,257
Income taxes payable	142,281	83,996
Operating lease liabilities	54,013	52,937
Interest payable	46,545	108,913
Other liabilities and accrued expenses	612,572	559,892
	$2,337,103	$2,144,231
Other non-current liabilities:
Income taxes payable	$299,437	$250,846
Operating lease liabilities	215,342	211,361
Pension liabilities	43,733	43,128
Customer deposits	13,960	3,816
Other non-current liabilities	347,378	188,463
	$919,850	$697,614

________________
(1)We have a non-qualified deferred compensation plan (known as the “Executive Deferred Savings Plan” or “EDSP”) under which certain employees and non-employee directors may defer a portion of their compensation. The expense (benefit) associated with changes in the EDSP liability included in selling, general and administrative (“SG&A”) was $(2.6) million and $18.2 million in the three months ended September 30, 2026 and 2025, respectively. The amount of net gains (losses) associated with changes in the EDSP assets included in SG&A expense was $(2.6) million and $18.2 million in the three months ended September 30, 2026 and 2025, respectively. For additional details, refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.
Accumulated Other Comprehensive Income (Loss)
The components of Accumulated Other Comprehensive Income (Loss) (“AOCI”) as of the dates indicated below were as follows:

(In thousands)	Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Securities	Unrealized Gains (Losses) on Derivatives	Unrealized Gains (Losses) on Defined Benefit Plans	Total
Balance as of September 30, 2026	$(66,136)	$(19,245)	$34,106	$(8,131)	$(59,406)

Balance as of June 30, 2026	$(69,520)	$(6,834)	$50,442	$(8,541)	$(34,453)
The effects on net income of amounts reclassified from AOCI to the Condensed Consolidated Statements of Operations for the indicated periods were as follows (in thousands, amounts in parentheses indicate debits or reductions to earnings):

AOCI Components		Three Months Ended
	Location in the Condensed Consolidated Statement of Operations	September 30,
		2026	2025
Unrealized gains on cash flow hedges from foreign exchange and interest rate contracts	Revenues	$1,916	$210
	Costs of revenues and operating expenses	3,473	11,244
	Interest expense	759	758
	Net gains reclassified from AOCI	$6,148	$12,212
Unrealized gains (losses) on available-for-sale securities	Other expense (income), net	$(85)	$97
NOTE 5 – MARKETABLE SECURITIES
The amortized cost and fair value of our fixed income marketable securities as of the dates indicated below were as follows:

As of September 30, 2026 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$1,321,654	$438	$(7,932)	$1,314,160
Money market funds and other	1,132,489	—	—	1,132,489
Municipal securities	16,901	—	(50)	16,851
Sovereign securities	33,969	1	(51)	33,919
U.S. Government agency securities	79,159	34	(384)	78,809
U.S. Treasury securities	1,374,698	49	(16,609)	1,358,138
Subtotal	3,958,870	522	(25,026)	3,934,366
Add: Time deposits(1)	436,957	—	—	436,957
Less: Cash equivalents	1,195,373	—	(2)	1,195,371
Marketable securities(2)	$3,200,454	$522	$(25,024)	$3,175,952

As of June 30, 2026 (In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Corporate debt securities	$1,304,718	$1,123	$(2,316)	$1,303,525
Money market funds and other	1,233,035	—	—	1,233,035
Municipal securities	23,417	12	(10)	23,419
Sovereign securities	40,245	—	(27)	40,218
U.S. Government agency securities	75,848	81	(187)	75,742
U.S. Treasury securities	1,363,089	266	(7,644)	1,355,711
Subtotal	4,040,352	1,482	(10,184)	4,031,650
Add: Time deposits(1)	490,231	—	—	490,231
Less: Cash equivalents	1,316,087	—	—	1,316,087
Marketable securities(2)	$3,214,496	$1,482	$(10,184)	$3,205,794
________________
(1) Time deposits excluded from fair value measurements.
(2) Excludes equity marketable securities.
Our investment portfolio includes both corporate and government securities that have a maximum maturity of three years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. Most of our unrealized losses are due to changes in market interest rates and bond yields. We believe that we have the ability to realize the full value of all these investments upon maturity. As of September 30, 2026, we had 685 investments in a gross unrealized loss position. The following table summarizes the fair value and gross unrealized losses of our investments that were in an unrealized loss position as of the dates indicated below, none of which were in a continuous loss position for 12 months or more:

As of September 30, 2026 (In thousands)	Fair Value	Gross Unrealized Losses
Corporate debt securities	$977,020	$(7,932)
Municipal securities	16,851	(50)
Sovereign securities	27,886	(51)
U.S. Government agency securities	55,819	(384)
U.S. Treasury securities	1,297,852	(16,609)
Total	$2,375,428	$(25,026)

As of June 30, 2026 (In thousands)	Fair Value	Gross Unrealized Losses
Corporate debt securities	$703,303	$(2,316)
Municipal securities	9,957	(10)
Sovereign securities	37,200	(27)
U.S. Government agency securities	47,855	(187)
U.S. Treasury securities	1,185,956	(7,644)
Total	$1,984,271	$(10,184)
The contractual maturities of securities classified as available-for-sale, regardless of their classification on our Condensed Consolidated Balance Sheets, as of the date indicated below were as follows:

As of September 30, 2026 (In thousands)	Amortized Cost	Fair Value
Due within one year	$1,418,011	$1,415,383
Due after one year through three years	1,782,443	1,760,569
Total	$3,200,454	$3,175,952

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Realized gains and losses on available-for-sale securities for the three months ended September 30, 2026 and 2025 were immaterial.
The costs for our equity marketable securities were $22.9 million as of both September 30, 2026, and June 30, 2026. Unrealized gains and losses for our equity marketable securities for the three months ended September 30, 2026 and 2025 were immaterial.
NOTE 6 – GOODWILL AND PURCHASED INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in business combinations.
The following table presents changes in goodwill carrying value by reportable segment during the three months ended September 30, 2026:

(In thousands)	Semiconductor Process Control	Specialty Semiconductor Process	Printed Circuit Board (“PCB”) and Component Inspection	Total
Balances as of June 30, 2026	$758,216	$681,090	$349,452	$1,788,758
Foreign currency adjustments	(426)	216	1,135	925
Balances as of September 30, 2026	$757,790	$681,306	$350,587	$1,789,683
As of September 30, 2026, and June 30, 2026, goodwill is net of accumulated impairment losses of $277.6 million and $70.5 million in the Semiconductor Process Control and PCB and Component Inspection reportable segments, respectively.
Goodwill is not subject to amortization but is tested for impairment annually, as well as whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
As of September 30, 2026, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the annual assessment performed in the second quarter of the fiscal year 2026. For additional details, refer to Note 6, “Goodwill and Purchased Intangible Assets” to our Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026.
Purchased Intangible Assets
Changes in the gross carrying amount of intangible assets result from changes in foreign currency exchange rates, acquisitions and derecognition of fully amortized intangible assets that no longer provide future economic benefit. The components of purchased intangible assets as of the dates indicated below were as follows:

(In thousands)	As of September 30, 2026			As of June 30, 2026
Category	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount	Gross Carrying Amount	Accumulated Amortization and Impairment	Net Amount
Existing technology	$1,531,180	$1,381,291	$149,889	$1,531,405	$1,346,585	$184,820
Customer relationships	324,426	292,593	31,833	323,297	283,438	39,859
Trade name/trademark	98,238	98,192	46	98,238	98,192	46
Order backlog and other	8,612	2,829	5,783	8,612	2,549	6,063
Intangible assets subject to amortization	1,962,456	1,774,905	187,551	1,961,552	1,730,764	230,788
In-process research and development	43,907	18,860	25,047	43,907	18,860	25,047
Total	$2,006,363	$1,793,765	$212,598	$2,005,459	$1,749,624	$255,835
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

As of September 30, 2026, there were no impairment indicators for purchased intangible assets.
Amortization expense for purchased intangible assets was $43.3 million and $49.3 million for the three months ended September 30, 2026 and 2025, respectively.
Based on the purchased intangible assets gross carrying amount recorded as of September 30, 2026, the remaining estimated annual amortization expense is expected to be as follows:

Fiscal Year Ending June 30:	Amortization (In thousands)
2027 (remaining nine months)	$85,822
2028	49,123
2029	35,566
2030	14,760
2031	1,514
2032 and thereafter	766
Total	$187,551
The expected amortization expense is an estimate. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency exchange rates, impairment of intangible assets and other events.
NOTE 7 – DEBT
The following table summarizes our debt as of September 30, 2026 and June 30, 2026:

	As of September 30, 2026		As of June 30, 2026
	Amount (In thousands)	Effective Interest Rate	Amount (In thousands)	Effective Interest Rate
Fixed-rate 4.100% Senior Notes due on March 15, 2029	$800,000	4.159%	$800,000	4.159%
Fixed-rate 4.650% Senior Notes due on July 15, 2032	1,000,000	4.657%	1,000,000	4.657%
Fixed-rate 4.700% Senior Notes due on February 1, 2034	500,000	4.777%	500,000	4.777%
Fixed-rate 5.650% Senior Notes due on November 1, 2034	250,000	5.670%	250,000	5.670%
Fixed-rate 5.000% Senior Notes due on March 15, 2049	400,000	5.047%	400,000	5.047%
Fixed-rate 3.300% Senior Notes due on March 1, 2050	750,000	3.302%	750,000	3.302%
Fixed-rate 4.950% Senior Notes due on July 15, 2052	1,450,000	5.023%	1,450,000	5.023%
Fixed-rate 5.250% Senior Notes due on July 15, 2062	800,000	5.259%	800,000	5.259%

Total	5,950,000		5,950,000
Fair value of interest rate swaps	(165,645)		(584)
Unamortized discount	(21,507)		(21,873)
Unamortized debt issuance costs	(39,559)		(40,128)
Total	$5,723,289		$5,887,415
Reported as:
Long-term debt	5,723,289		5,887,415
Total	$5,723,289		$5,887,415
Senior Notes
In fiscal 2026, we entered into interest rate swaps on $2.00 billion principal amount of the senior, unsecured long-term notes issued in June 2022 (“2022 Senior Notes”). The interest rate swaps effectively convert the fixed interest rates on the hedged portion of 2022 Senior Notes to floating interest rates based on the Secured Overnight Financing Rate (“SOFR”) swap rate. Under the terms of the swaps, we pay semi-annual interest at the daily compounded SOFR swap plus a fixed number of basis points on the notional amount and in exchange, we receive semi-annual fixed-rate interest on the 2022 Senior Notes from the swap. The interest rate swaps are accounted for as fair value hedges, and as a result the carrying value of the hedged portion of our 2022 Senior Notes reflects adjustments in fair value.

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
Based on the trading prices of the Senior Notes on the applicable dates, the fair value of the Senior Notes as of September 30, 2026 and June 30, 2026 was $5.08 billion and $5.48 billion, respectively. While the Senior Notes are recorded at cost, the fair value of the long-term debt was determined based on quoted prices in markets that are not active; accordingly, the long-term debt is categorized as Level 2 for purposes of the fair value measurement hierarchy.
As of September 30, 2026, we were in compliance with all of our covenants under the Indenture associated with the Senior Notes.
Revolving Credit Facility
We have in place a Credit Agreement dated July 3, 2025 (“Credit Agreement”) for an unsecured revolving credit facility (“Revolving Credit Facility”) with a maturity date of July 3, 2030 that allows us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $500.0 million in the aggregate. As of September 30, 2026, we had no outstanding borrowings under the Revolving Credit Facility.
Under the Revolving Credit Facility, we may borrow, repay and reborrow funds until the maturity date, which may be extended following the exercise of no more than two one-year extension options with the consent of the lenders. We may prepay outstanding borrowings under the Revolving Credit Facility at any time without a prepayment penalty.
Borrowings under the Revolving Credit Facility can be made as Term SOFR Loans or Alternate Base Rate (“ABR”) Loans, at the Company’s option. In the event that Term SOFR is unavailable, any Term SOFR elections will be converted to Daily Simple SOFR, as long as it is available. Each Term SOFR Loan will bear interest at a rate per annum equal to the applicable Adjusted Term SOFR rate, which is equal to the applicable Term SOFR rate plus a spread ranging from 62.5 bps to 100.0 bps, as determined by the Company’s credit ratings at the time. Each ABR Loan will bear interest at a rate per annum equal to the ABR, as determined by the Company’s credit ratings at the time. We are also obligated to pay an annual commitment fee on the daily undrawn balance of the Revolving Credit Facility, which ranges from 4.0 bps to 10.0 bps, subject to an adjustment in conjunction with changes to our credit rating. The applicable interest rates and commitment fees are also subject to adjustment based on the Company’s performance against certain environmental sustainability key performance indicators (“KPIs”) related to greenhouse gas emissions and renewable electricity usage. Our performance against these KPIs in calendar year 2025 resulted in reductions to the fees associated with our Revolving Credit Facility. As of September 30, 2026, the applicable commitment fee on the daily undrawn balance of the Revolving Credit Facility was 5.5 bps.
Under the Revolving Credit Facility, the maximum net leverage ratio on a quarterly basis is 3.25 to 1.00, covering the trailing four consecutive fiscal quarters for each fiscal quarter, which may be increased to 3.75 to 1.00 for a period of time in connection with a material acquisition or a series of material acquisitions. As of September 30, 2026, our maximum allowed net leverage ratio was 3.25 to 1.00.
We were in compliance with all covenants under the Credit Agreement as of September 30, 2026.

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
Lease expense was $17.3 million and $13.6 million for the three months ended September 30, 2026 and 2025, respectively. Expenses related to short-term leases, which were not recorded on the Condensed Consolidated Balance Sheets, were not material for the three months ended September 30, 2026 and 2025. As of both September 30, 2026 and June 30, 2026, the weighted-average remaining lease term was 6.5 years, and the weighted-average discount rate for operating leases was 3.71% and 3.74% as of September 30, 2026 and June 30, 2026, respectively.
Supplemental cash flow information related to leases was as follows:

	Three Months Ended September 30,
In thousands	2026	2025
Operating cash outflows from operating leases	$15,664	$13,571
Right of use assets obtained in exchange for new operating lease liabilities	$16,834	$10,186
Maturities of lease liabilities as of September 30, 2026 were as follows:

Fiscal Year Ending June 30:	(In thousands)
2027 (remaining nine months)	$49,007
2028	58,449
2029	45,580
2030	41,099
2031	32,237
2032 and thereafter	79,760
Total lease payments	306,132
Less imputed interest	(36,777)
Total	$269,355
As of September 30, 2026, we did not have any material leases that had not yet commenced.
NOTE 9 – EQUITY AND LONG-TERM INCENTIVE COMPENSATION PLANS
As of September 30, 2026, 90.4 million shares remained available for issuance under the KLA Corporation 2023 Incentive Award Plan (“2023 Plan”). In addition, we have an Employee Stock Purchase Plan (“ESPP”), which enables eligible employees to purchase our common stock. We also offer a cash-based long-term incentive program (“Cash LTI”) to eligible employees.
For details of the 2023 Plan, ESPP and Cash LTI plans, refer to Note 9 “Equity and Long-Term Incentive Compensation Plans” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Equity Incentive Plans - General Information
The following table summarizes the combined activity under our equity incentive plans:

(In thousands)	Available For Grant(1)
Balance as of June 30, 2026	91,482
Restricted stock units granted(2)	(1,863)
Restricted stock units granted adjustment(3)	524
Restricted stock units canceled	224
Balance as of September 30, 2026	90,367
__________________
(1)The number of restricted stock units (“RSUs”) reflects the application of the award multiplier of 2.0x to calculate the impact of the award on the shares reserved under the 2023 Plan.
(2)Includes RSUs granted to senior management during the three months ended September 30, 2026 with performance-based vesting criteria (in addition to service-based vesting criteria for any of such RSUs that are deemed to have been earned) (“performance-based RSUs”). This line item includes all such performance-based RSUs granted during the three months ended September 30, 2026 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (1.1 million shares for the three months ended September 30, 2026 reflect the application of the multiplier described above).
(3)Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the three months ended September 30, 2026.
The fair value of stock-based awards is measured at the grant date and is recognized as an expense over the employee’s requisite service period. The fair value for RSUs granted with “dividend equivalent” rights is determined using the closing price of our common stock on the grant date.
The following table shows stock-based compensation (“SBC”) expense for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2026	2025
SBC expense by:
Costs of revenues	$16,320	$12,235
R&D	25,772	21,358
SG&A	41,981	36,589
Total SBC expense	$84,073	$70,182
SBC capitalized as inventory was $37.6 million and $34.0 million as of September 30, 2026 and June 30, 2026, respectively.
Restricted Stock Units
The following table shows the activity and weighted-average grant date fair values for RSUs during the three months ended September 30, 2026:

	Shares(1) (In thousands)	Weighted-Average Grant Date Fair Value
Outstanding RSUs as of June 30, 2026(2)	10,021	$77.11
Granted(3)	931	$192.90
Granted adjustments(4)	(262)	$46.99
Vested and released	(2,202)	$50.47
Forfeited	(112)	$79.44
Outstanding RSUs as of September 30, 2026(2)	8,376	$98.13
__________________
(1)Share numbers reflect actual shares subject to awarded RSUs.

(2)Includes performance-based RSUs.
(3)This line item includes performance-based RSUs granted during the three months ended September 30, 2026 reported at the maximum possible number of shares that may ultimately be issuable if all applicable performance-based criteria are achieved at their maximum levels and all applicable service-based criteria are fully satisfied (0.6 million shares for the three months ended September 30, 2026 reflect the application of the multiplier described above).
(4)Represents the portion of RSUs granted with performance-based vesting criteria and reported at the actual number of shares issued upon achievement of the performance vesting criteria during the three months ended September 30, 2026.
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
As of September 30, 2026, the unrecognized SBC expense balance related to RSUs was $658.1 million, excluding the impact of estimated forfeitures, and will be recognized over an estimated weighted-average amortization period of 1.5 years. The intrinsic value of outstanding RSUs as of September 30, 2026 was $1.63 billion.
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
As of September 30, 2026, an aggregate of $8.81 billion of authorization was available for repurchase under the stock repurchase program.
Share repurchases for the indicated periods (based on the trade date of the applicable repurchase) were as follows:

	Three Months Ended September 30,
(In thousands)	2026	2025
Number of shares of common stock repurchased	4,914	6,225
Total cost of repurchases	$942,918	$564,400
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

The following table sets forth the computation of basic and diluted net income per share:

(In thousands, except per share amounts)	Three Months Ended September 30,
	2026	2025
Numerator:
Net income	$1,548,588	$1,121,040
Denominator:
Weighted-average shares - basic, excluding unvested RSUs	1,305,330	1,317,567
Effect of dilutive RSUs and options	5,734	6,241
Weighted-average shares - diluted	1,311,064	1,323,808
Basic net income per share	$1.19	$0.85
Diluted net income per share	$1.18	$0.85
There were no anti-dilutive securities excluded from the computation of diluted net income per share for the three months ended September 30, 2026 and 2025.
NOTE 12 – INCOME TAXES
The following table provides details of income taxes:

	Three Months Ended September 30,
(Dollar amounts in thousands)	2026	2025
Income before income taxes	$1,824,082	$1,309,476
Provision for income taxes	$275,494	$188,436
Effective tax rate	15.1%	14.4%
Our effective tax rate was lower than the U.S. federal statutory rate during the three months ended September 30, 2026, primarily due to the proportion of earnings generated in jurisdictions with tax rates lower than the U.S. statutory rate and the proportion of U.S. earnings eligible for the Foreign-Derived Deduction Eligible Income deduction.
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
Legislative Developments
In January 2026, the Organization for Economic Co-operation and Development (“OECD”) introduced two new Pillar Two safe harbors which are expected to be available for fiscal years beginning on or after January 1, 2026: (1) the Side-by-Side Safe Harbor (“SBSSH”) for multinational entities headquartered in the jurisdictions with both eligible domestic and worldwide tax systems, and (2) the Ultimate Parent Entity (“UPE”) Safe Harbor for multinational entities with a UPE located in a jurisdiction that has only an eligible domestic tax system. Both the SBSSH and UPE Safe Harbor exempt certain multinational enterprises from the Undertaxed Profits Rule (“UTPR”) provision. We are eligible for the SBSSH and are not expecting a material tax impact to our Condensed Consolidated Financial Statements when countries begin to enact legislation to adopt the SBSSH provisions.
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
On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA provides for several permanent changes to the U.S. tax code among other items, including modifying the Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income rules from the Tax Cuts and Jobs Act; restoring full expensing for domestic research expenses; and reinstating 100% bonus depreciation provisions. Accounting Standards Codification (“ASC”) 740, Income Taxes, requires that the tax effects of changes in tax rates and laws be recognized in the period in which the legislation is enacted. The OBBBA provisions resulted in an increase to our cash flows from operating activities and an increase to our effective tax rate in our fiscal year ended June 30, 2026. The effective tax rate changes have been reflected in the condensed consolidated financial statements for the three months ended September 30, 2026, and did not have a material impact on our Condensed Consolidated Financial Statements.
In November 2024, Singapore adopted the Pillar Two GloBE rules under the Minimum Tax Act, which includes a domestic minimum tax of 15% that is effective for us in the current fiscal year. There was no material impact to our Condensed Consolidated Financial Statements during the three months ended September 30, 2026. The Pillar Two GloBE rules are deemed an alternative minimum tax so we did not recognize any deferred taxes for the estimated effects of the future minimum tax under current GAAP.
California Governor Newsom approved the 2024-25 California State Budget on June 27, 2024, which includes a provision to suspend the use of all net operating losses and limits the use of R&D tax credits to $5 million for tax years 2024 through 2026. On June 29, 2026, Governor Newsom approved the 2026-27 California State Budget, which extends the $5 million limitation through tax years beginning before January 1, 2030. Effective for tax years beginning on or after January 1, 2030, the business credit limitation will apply permanently and it will equal the greater of 70% of the total taxes imposed or $5 million per tax year. There was no material tax impact to our Condensed Consolidated Financial Statements during the three months ended September 30, 2026 from the California State Budget provisions.
In December 2021, the OECD’s Inclusive Framework on Base Erosion and Profit Shifting released GloBE rules under Pillar Two. For the countries that have enacted legislation to adopt the Pillar Two GloBE rules, the Qualified Domestic Minimum Top-up Tax provision requiring a 15% minimum effective tax rate on income earned in the respective countries and the UTPR provision requiring a global 15% minimum effective top-up tax were effective for us beginning in our fiscal year ended June 30, 2025.
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
The following table shows total receivables sold under factoring agreements and proceeds from sales of LC for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2026	2025
Receivables sold under factoring agreements	$31,670	$106,367
Proceeds from sales of LC	$2,565	$18,226
Factoring and LC fees for the sale of certain trade receivables were recorded in Other expense (income), net and were not material for the periods presented. KLA may continue servicing the receivables that are sold.
Purchase Commitments. We maintain commitments to purchase inventory from our suppliers as well as goods, services and other assets in the ordinary course of business. Our liability under these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed between the parties. This forecasted time-horizon can vary among different suppliers. Our estimate of our significant purchase commitments primarily for material, services, supplies and asset purchases is approximately $8.87 billion as of September 30, 2026, a majority of which are due within the next 12 months. Actual expenditures will vary based upon the volume of the transactions and length of contractual service provided. In addition, the amounts paid under these arrangements may be less in the event that the arrangements are renegotiated or canceled. Certain agreements provide for potential cancellation penalties.
Cash LTI Plan. As of September 30, 2026, we have committed $100.0 million for future payment obligations under our Cash LTI Plan. Cash LTI awards issued to employees under the Cash LTI Plan vest in three or four equal installments, with one-third or one-fourth of the aggregate amount of the Cash LTI award vesting on each anniversary of the grant date over a three- or four-year period. In order to receive payments under a Cash LTI award, participants must remain employed by us as of the applicable award vesting date.
Guarantees, Contingencies and Other. We maintain guarantee arrangements available through various financial institutions for up to $180.6 million, of which $147.2 million had been issued as of September 30, 2026, primarily to fund guarantees to customs authorities for value-added tax and other operating requirements of our consolidated subsidiaries worldwide.
We have a duty drawback program that allows for the recovery of certain import duties upon the export of qualifying goods. Our accounting policy is to recognize a receivable for duty drawback upon submission of a qualifying claim to U.S. Customs and Border Protection when recovery is considered probable and estimable.
During the three months ended June 30, 2026 and September 30, 2026, we submitted claims for refunds of tariffs previously paid under the International Emergency Economic Powers Act refund program and have substantially received the related refunds. The refunds did not have a material impact on our consolidated financial statements. We do not expect any remaining claims or recoveries to have a material impact on our consolidated financial statements.
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
NOTE 15 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The authoritative guidance requires companies to recognize all derivative instruments, including foreign exchange contracts, rate lock agreements and interest rate swaps (collectively, “derivatives”), as either assets or liabilities at fair value on the Condensed Consolidated Balance Sheets. In accordance with the accounting guidance, we designate foreign currency forward transactions and options contracts and interest rate forward transactions as cash flow hedges. In accordance with the accounting guidance, we also designate certain foreign currency exchange contracts as net investment hedge transactions intended to mitigate the variability of the value of certain investments in foreign subsidiaries.
Since fiscal 2015, we have entered into five sets of forward contracts, generally to hedge the benchmark interest rate on portions of our Senior Notes prior to issuance (collectively, “Rate Lock Agreements”). Upon issuance of the associated debt, the Rate Lock Agreements were settled and their fair values were recorded within AOCI. The resulting gains and losses from these transactions are amortized to interest expense over the lives of the associated debt. As of September 30, 2026, the aggregate unamortized portion of the fair value of the forward contracts for the Rate Lock Agreements was a $40.6 million net gain.
We utilize fixed-to-floating interest rate swaps designated as fair value hedges to minimize certain exposures to changes in the fair value of fixed-rate debt that result from fluctuations in benchmark interest rates. The interest rate swaps effectively convert the fixed interest rates on a portion of our 2022 Senior Notes to floating interest rates based on the SOFR swap rate. Under the terms of the swaps, we pay semi-annual interest at the daily compounded SOFR swap rate plus a fixed number of basis points on the $2.00 billion notional amount of 2022 Senior Notes hedged, and in exchange, we receive fixed-rate interest on the 2022 Senior Notes hedged from the swap counterparties on a semi-annual basis. If a financial counterparty to any of our hedging arrangements experiences financial difficulties or is otherwise unable to honor the terms of the interest rate swap, we may experience material losses. We apply the shortcut method to these fair value hedges as they are assumed to be perfectly effective in hedging the change in interest rates related to a portion of our 2022 Senior Notes. The resulting gains and losses from these transactions are recognized in interest expense each period.
For additional details, refer to Note 1 “Description of Business and Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.
Derivatives in Hedging Relationships: Foreign Exchange Contracts and Rate Lock Agreements
The gains (losses) on derivatives in cash flow and net investment hedging relationships recognized in other comprehensive income for the indicated periods were as follows:

	Three Months Ended September 30,
(In thousands)	2026	2025
Derivatives Designated as Cash Flow Hedging Instruments:
Foreign exchange contracts:
Amounts included in the assessment of effectiveness	$(12,984)	$3,300
Amounts excluded from the assessment of effectiveness	$(30)	$64
Derivatives Designated as Net Investment Hedging Instruments:
Foreign exchange contracts(1):	$(4,044)	$19,325
__________________
(1)No amounts were reclassified from AOCI into earnings related to the sale of a subsidiary, as there were no such sales during the periods presented.

The locations and amounts of designated and non-designated derivatives’ gains and losses reported in the Condensed Consolidated Statements of Operations for the indicated periods were as follows:

	Three Months Ended September 30,				Three Months Ended September 30,
	2026				2025
(In thousands)	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net	Revenues	Costs of Revenues and Operating Expenses	Interest Expense	Other Expense (Income), Net
Total amounts presented in the Condensed Consolidated Statements of Operations in which the effects of cash flow hedges are recorded	$4,136,015	$2,274,345	$67,927	$(30,339)	$3,209,696	$1,872,519	$71,075	$(43,374)
Gains (Losses) on Derivatives Designated as Hedging Instruments:
Rate lock agreements:
Amount of gains reclassified from AOCI to earnings	$—	$—	$759	$—	$—	$—	$758	$—
Foreign exchange contracts:
Amount of gains reclassified from AOCI to earnings	$2,091	$3,473	$—	$—	$381	$11,244	$—	$—
Amount excluded from the assessment of effectiveness recognized in earnings	$(175)	$—	$—	$2,509	$(171)	$—	$—	$3,823
Interest rate contracts:
Amount of gains recognized in earnings	$—	$—	$2,188	$—	$—	$—	$—	$—
Gains (Losses) on Derivatives Not Designated as Hedging Instruments:
Amount of gains (losses) recognized in earnings	$—	$—	$—	$(10,806)	$—	$—	$—	$261
The U.S. dollar equivalent of all outstanding notional amounts of foreign currency hedge contracts with maximum remaining maturities of approximately 22 months as of the dates indicated below, were as follows:

	As of	As of
(In thousands)	September 30, 2026	June 30, 2026
Cash flow hedge contracts - foreign currency
Purchase	$574,633	$533,193
Sell	$107,026	$61,209
Net investment hedge contracts - foreign currency
Sell	$341,625	$343,791
Other foreign currency hedge contracts
Purchase	$822,018	$978,174
Sell	$517,417	$608,933

The locations and fair value of our derivatives reported in our Condensed Consolidated Balance Sheets as of the dates indicated below were as follows:

	Asset Derivatives			Liability Derivatives
	Balance Sheet	As of	As of	Balance Sheet	As of	As of
	Location	September 30, 2026	June 30, 2026	Location	September 30, 2026	June 30, 2026
(In thousands)		Fair Value			Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	Other current assets	$7,696	$28,423	Other current liabilities	$(12,860)	$(5,385)
Interest rate contracts	Other current assets	—	2,534	Other current liabilities	(3,443)	—
Interest rate contracts	Other non-current assets	—	6,990	Other non-current liabilities	(162,201)	(10,107)
Total derivatives designated as hedging instruments		7,696	37,947		(178,504)	(15,492)
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	3,854	13,398	Other current liabilities	(12,338)	(7,161)
Total derivatives not designated as hedging instruments		3,854	13,398		(12,338)	(7,161)
Total derivatives		$11,550	$51,345		$(190,842)	$(22,653)
The changes in AOCI, before taxes, related to derivatives for the indicated periods were as follows:

	Three Months Ended September 30,
(In thousands)	2026	2025
Beginning AOCI	$67,182	$66,570
Amount reclassified to earnings as net gains	(6,148)	(12,212)
Net change in unrealized gains (losses)	(17,058)	22,689
Ending AOCI	$43,976	$77,047
As of September 30, 2026, the net gain reported in AOCI that is expected to be reclassified into earnings within the next 12 months is $2.8 million.
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

As of September 30, 2026				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$11,550	$—	$11,550	$(9,893)	$—	$1,657
Derivatives - liabilities	$(190,842)	$—	$(190,842)	$9,893	$—	$(180,949)

As of June 30, 2026				Gross Amounts of Derivatives Not Offset in the Condensed Consolidated Balance Sheets
(In thousands)	Gross Amounts of Derivatives	Gross Amounts of Derivatives Offset in the Condensed Consolidated Balance Sheets	Net Amount of Derivatives Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives - assets	$51,345	$—	$51,345	$(17,605)	$—	$33,740
Derivatives - liabilities	$(22,653)	$—	$(22,653)	$17,605	$—	$(5,048)
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

The following is a summary of results for each of our three reportable segments for the indicated periods:

(In thousands)	Semiconductor Process Control	Specialty Semiconductor Process	PCB and Component Inspection	Total
For the three months ended September 30, 2026
Revenues	$3,754,254	$139,487	$242,151	$4,135,892
Less:
Costs of revenues	1,351,091	75,066	107,362
R&D	350,808	15,711	28,149
SG&A	248,783	13,166	25,719
Other segment items (1)	7,504	26,031	9,505
Segment profit	$1,796,068	$9,513	$71,416	$1,876,997
For the three months ended September 30, 2025
Revenues	$2,899,392	$119,755	$189,488	$3,208,635
Less:
Costs of revenues	1,056,837	61,541	93,183
R&D	311,016	13,506	32,112
SG&A	215,043	11,437	25,703
Other segment items (1)	9,745	27,281	11,999
Segment profit	$1,306,751	$5,990	$26,491	$1,339,232
__________________
(1)Other segment items includes amortization of purchased intangible assets.
The following table reconciles total reportable segment revenue to total revenue for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2026	2025
Total revenues for reportable segments	$4,135,892	$3,208,635
Effects of changes in foreign currency exchange rates	123	1,061
Total revenues	$4,136,015	$3,209,696
The following table reconciles total segment profit to total income before income taxes for the indicated periods:

	Three Months Ended September 30,
(In thousands)	2026	2025
Total segment profit	$1,876,997	$1,339,232
Unallocated amounts (1)	15,327	2,055
Interest expense	67,927	71,075
Other expense (income), net	(30,339)	(43,374)
Income before income taxes	$1,824,082	$1,309,476
__________________
(1)Unallocated amounts include effects of changes in exchange rates, restructuring costs and other corporate expenses.
Our significant operations outside the United States include manufacturing facilities in Singapore, Israel, China and various locations throughout Europe and sales and service facilities in major semiconductor manufacturing regions around the world to support our global customer base. For geographical revenue reporting, revenues are attributed to the geographic location in which the customer is located. Long-lived assets consist of land, property and equipment, net, and are attributed to the geographic region in which they are located.

The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended September 30,
	2026		2025
Revenues:
China	$1,425,744	34.5%	$1,267,156	39.5%
Taiwan	1,022,729	24.7%	793,608	24.7%
North America	618,029	14.9%	297,907	9.3%
Korea	497,169	12.0%	299,373	9.3%
Rest of Asia	218,233	5.3%	105,467	3.3%
Europe and Israel	194,331	4.7%	150,976	4.7%
Japan	159,780	3.9%	295,209	9.2%
Total	$4,136,015	100.0%	$3,209,696	100.0%
The following is a summary of revenues by major product categories for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended September 30,
	2026		2025
Revenues:
Wafer Inspection	$2,111,203	51%	$1,537,244	48%
Patterning	862,468	21%	667,427	21%
Specialty Semiconductor Process	113,597	3%	100,219	3%
PCB and Component Inspection	167,510	4%	117,298	4%
Services	850,546	20%	744,690	23%
Other	30,691	1%	42,818	1%
Total	$4,136,015	100%	$3,209,696	100%
Wafer Inspection and Patterning products are offered in the Semiconductor Process Control segment. Services are offered in multiple segments. Other includes primarily refurbished systems, remanufactured legacy systems, and enhancements and upgrades for previous-generation products that are part of the Semiconductor Process Control segment.
In the three months ended September 30, 2026, two customers accounted for approximately 21% and 13% of total revenues each. In the three months ended September 30, 2025, three customers accounted for approximately 15%, 11%, and 10% of total revenues each.
Land, property and equipment, net by geographic region as of the dates indicated below were as follows:

	As of	As of
(In thousands)	September 30, 2026	June 30, 2026
Land, property and equipment, net:
United States	$769,142	$771,331
Europe	296,056	289,614
Singapore	225,151	191,534
Rest of Asia	192,607	73,110
Israel	58,375	54,961
Total	$1,541,331	$1,380,550
NOTE 17 – RESTRUCTURING CHARGES
From time to time, management approves restructuring plans including workforce reductions in an effort to streamline operations.
Restructuring charges were immaterial for both the three months ended September 30, 2026 and 2025. As of September 30, 2026 and June 30, 2026, the accrual for restructuring charges, which include severance and related charges for restructuring activities, was $5.0 million and $5.3 million, respectively.

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
•Evolving Bureau of Industry and Security of the U.S. Department of Commerce rules and regulations and their impact on our ability to sell products to and provide services to certain customers in People’s Republic of China (“China”);
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
•Our reliance on critical information, including our enterprise resource planning system for daily operations;
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
For a more detailed discussion of these and other risk factors that might cause or contribute to differences from the forward-looking statements in this report, see Part II, Item 1A “Risk Factors” in this report as well as Part I, Item 1 “Business,” Part I, Item 1A “Risk Factors” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended June 30, 2026. You should carefully review these risks and also review the risks described in documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligation and do not intend to update the forward-looking statements in this report after the date hereof.
EXECUTIVE SUMMARY
We are a leading supplier of process control and yield management solutions and services for the semiconductor and related electronics industries. Our broad portfolio of inspection and metrology products, along with related services, software and other offerings, support R&D and manufacturing of integrated circuits (“ICs”), wafers and reticles. Our products, services and expertise enable our customers to measure, detect, analyze and resolve critical nanometer-scale product defects, helping them to address manufacturing challenges and achieve higher yields at lower cost.
We also offer advanced technology solutions across a range of adjacent markets, including printed circuit boards (“PCBs”), advanced packaging, specialty semiconductor (such as LEDs, power devices and compound semiconductors), data storage and general materials research. In addition, our services business has grown consistently year-over-year and accounted for approximately 20% of our total revenues in the first quarter of fiscal 2027. Our services revenue, which is generated largely from recurring “subscription-like” contracts, provides maintenance and other services to maximize uptime, productivity and tool life for our customers, supported in part by continued demand from legacy semiconductor markets.
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
The semiconductor industry continues to experience market expansion and diversification. High-performance computing (“HPC”) and data centers, supported by increasing adoption of AI, are contributing to industry growth and these trends are expected to continue to influence industry investment in fiscal year 2027. AI represents a key technology inflection point driving innovation and demand at the leading edge, and our portfolio of products is well positioned to support leading-edge demand and the ongoing AI infrastructure buildout. Our semiconductor customers generally operate in one or both major semiconductor device manufacturing markets: memory and foundry/logic. Long-term demand drivers include continued adoption of extreme ultraviolet lithography (“EUV”) in high-volume manufacturing (“HVM”) for logic and DRAM (including high-bandwidth memory), which are increasing process control requirements and expanding our served market. Demand for advanced semiconductor technologies, particularly at leading-edge nodes such as 2-nanometer, is increasing process complexity and process control intensity, which in turn is driving incremental demand for our solutions. Increasing complexity and value of semiconductor packages, particularly for AI and HPC applications, is also driving significant growth in our advanced packaging business. Broader industry trends, including digitization, communication improvements, healthcare innovation, industrial applications, and increasing semiconductor content in automobiles and intelligent systems, are supporting continued investment in legacy and mature-node capacity, where long product lifecycles and expanding end-market demand require ongoing manufacturing investments.
While we continue to invest in technological innovation, demand for our products may be affected by the timing of customer adoption decisions and changes in delivery schedules, which can result in variability in our operating results. In addition, geopolitical factors, including government regulations and tariffs, have impacted our results of operations and may continue to do so. We have also increased our purchase commitments, in part to secure the supply of key components, which may affect the timing and magnitude of our costs and working capital requirements. Despite these dynamics, we delivered higher revenue and net income in the three months ended September 30, 2026 compared to the three months ended June 30, 2026 and September 30, 2025, driven by increased sales volume and disciplined cost management. Looking ahead, we expect continued revenue growth as we expand manufacturing capacity and increase production levels to meet customer demand.
We are continuously assessing the aggregate potential impact of government regulations, tariffs and other geopolitical risks on our financial results and operations. See Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for our fiscal year ended June 30, 2026 for more information regarding how such actions by the U.S. government or another country could significantly impact our ability to provide our products and services to existing and potential customers, especially in China, and adversely affect our business, financial condition and results of operations.

The following table sets forth some of our key quarterly unaudited financial information:

(Dollar amounts in thousands, except net income per share)	Three Months Ended
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Total revenues	$4,136,015	$3,657,556	$3,415,078	$3,297,146	$3,209,696
Costs of revenues	$1,577,791	$1,413,108	$1,327,672	$1,271,210	$1,243,070
Gross margin	61.9%	61.4%	61.1%	61.4%	61.3%
Net income(1)	$1,548,588	$1,363,059	$1,200,990	$1,145,682	$1,121,040
Diluted net income per share(2)	$1.18	$1.04	$0.91	$0.87	$0.85
__________________
(1)Our net income increased to $1.55 billion in the three months ended September 30, 2026 compared to both the three months ended June 30, 2026 and September 30, 2025. For the explanation of these changes, refer to the “Results of Operations” section below, as the changes are a result of movements in various income statement line items.
(2)Diluted net income per share is computed independently for each of the quarters presented based on the weighted-average fully diluted shares outstanding for each quarter. Therefore, the sum of quarterly diluted net income per share information may not equal annual (or other multiple-quarter calculations of) diluted net income per share.
We continue to focus on returning cash to our investors, making $935.8 million in share repurchases and paying $305.1 million in dividends in the three months ended September 30, 2026. Our Board of Directors has authorized a program that permits us to repurchase our common stock, including an increase in the authorized repurchase amount of $7.00 billion in the third quarter of fiscal 2026. As of September 30, 2026, we had $8.81 billion of repurchase authority remaining. In March 2026, we also announced an increase in the dividend level to $0.230 per share per quarter, which was our 17th consecutive annual dividend increase. Refer to the “Liquidity and Capital Resources” section below for more information on our strong cash flow generation and strategy of returning excess cash to our stockholders.
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
There have been no material changes in our critical accounting estimates since our Annual Report on Form 10-K for the fiscal year ended June 30, 2026. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended June 30, 2026 for a complete description of our critical accounting estimates.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, including those recently adopted and the expected dates of adoption as well as estimated effects, if any, on our Condensed Consolidated Financial Statements of those not yet adopted, see Note 1 “Basis of Presentation” to our Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS
Beginning this quarter, we have changed our primary basis of comparison of results of operations in Management’s Discussion and Analysis from the corresponding quarter in the prior fiscal year to the immediately preceding fiscal quarter. Management believes a sequential comparison provides a more meaningful view of current business trends and operating performance. Accordingly, the analysis below compares the three months ended September 30, 2026 to the three months ended June 30, 2026 and, as required in the first period following this change, also includes comparisons to the three months ended September 30, 2025, where applicable.
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

	Three Months Ended,		Q1 FY27 vs. Q4 FY26
(Dollar amounts in thousands)	September 30, 2026	June 30, 2026
Revenues:
Product	$3,285,469	$2,837,151	$448,318	16%
Service	850,546	820,405	30,141	4%
Total revenues	$4,136,015	$3,657,556	$478,459	13%
Costs of revenues	$1,577,791	$1,413,108	$164,683	12%
Gross margin	61.9%	61.4%

	Three Months Ended,		Q1 FY27 vs. Q1 FY26
(Dollar amounts in thousands)	September 30, 2026	September 30, 2025
Revenues:
Product	$3,285,469	$2,465,006	$820,463	33%
Service	850,546	744,690	105,856	14%
Total revenues	$4,136,015	$3,209,696	$926,319	29%
Costs of revenues	$1,577,791	$1,243,070	$334,721	27%
Gross margin	61.9%	61.3%
Total revenues increased 13% in the three months ended September 30, 2026 compared to the three months ended June 30, 2026, primarily due to higher demand from leading-edge customers in memory, foundry/logic, and advanced packaging technologies, supported by continued data center investment and the adoption of AI and HPC semiconductor devices. Service revenues increased 4%, reflecting support requirements associated with higher product shipments and continued growth in our installed base of tools.
Total revenues increased 29% in the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to higher demand from leading-edge customers in memory, advanced packaging, and foundry/logic technologies, supported by continued data center investment and the adoption of AI and HPC semiconductor devices. Service revenues increased 14%, reflecting support requirements associated with higher product shipments and continued growth in our installed base of tools.

Revenues by segment(1)

	Three Months Ended,		Q1 FY27 vs. Q4 FY26
(Dollar amounts in thousands)	September 30, 2026	June 30, 2026
Revenues:
Semiconductor Process Control	$3,754,254	$3,256,781	$497,473	15%
Specialty Semiconductor Process	139,487	159,704	(20,217)	(13)%
PCB and Component Inspection	242,151	241,110	1,041	—%
Total revenues for reportable segments	$4,135,892	$3,657,595	$478,297	13%

	Three Months Ended,		Q1 FY27 vs. Q1 FY26
(Dollar amounts in thousands)	September 30, 2026	September 30, 2025
Revenues:
Semiconductor Process Control	$3,754,254	$2,899,392	$854,862	29%
Specialty Semiconductor Process	139,487	119,755	19,732	16%
PCB and Component Inspection	242,151	189,488	52,663	28%
Total revenues for reportable segments	$4,135,892	$3,208,635	$927,257	29%
_______________
(1)Segment revenues exclude corporate allocations and the effects of changes in foreign currency exchange rates. For additional details, refer to Note 16 “Segment Reporting and Geographic Information” to our Condensed Consolidated Financial Statements.
Revenues from our Semiconductor Process Control segment for the three months ended September 30, 2026 increased by 15% compared to the three months ended June 30, 2026, and increased 29% compared to the same period in the prior year, reflecting higher demand from leading-edge customers in memory, foundry/logic, and advanced packaging technologies, supported by continued data center investment and the adoption of AI and HPC semiconductor devices. Revenue growth also benefited from higher service revenues due to support requirements associated with higher product shipments and continued growth in our installed base of tools.
Revenues from our Specialty Semiconductor Process segment for the three months ended September 30, 2026 decreased by 13% compared to the three months ended June 30, 2026, primarily due to timing of system shipments partially offset by higher service revenues from an increasing number of tools in our installed base. Revenues in this segment increased by 16% during the three months ended September 30, 2026 compared to the same period in the prior year, due to timing of system shipments and higher service revenues due to support requirements associated with higher product shipments and continued growth in our installed base of tools. These period-to-period fluctuations primarily reflect the timing of customer deliveries rather than significant changes in underlying business activity.
Revenues from our PCB and Component Inspection segment were essentially unchanged during the three months ended September 30, 2026 compared to the three months ended June 30, 2026. Revenues in this segment increased by 28% during the three months ended September 30, 2026 compared to the same period in the prior year, due to increased revenue from advanced packaging and PCB and component inspection products, along with higher service revenues from growth in our installed base.

Below is supplementary revenue information by major product categories for the indicated periods:

(Dollar amounts in thousands)	Three Months Ended,				Q1 FY27 vs. Q4 FY26
	September 30, 2026		June 30, 2026
Revenues:
Wafer Inspection	$2,111,203	51%	$1,781,116	49%	$330,087	19%
Patterning	862,468	21%	728,099	20%	134,369	18%
Specialty Semiconductor Process	113,597	3%	136,513	4%	(22,916)	(17)%
PCB and Component Inspection	167,510	4%	167,526	4%	(16)	—%
Services	850,546	20%	820,405	22%	30,141	4%
Other	30,691	1%	23,897	1%	6,794	28%
Total	$4,136,015	100%	$3,657,556	100%	$478,459	13%

(Dollar amounts in thousands)	Three Months Ended,				Q1 FY27 vs. Q1 FY26
	September 30, 2026		September 30, 2025
Revenues:
Wafer Inspection	$2,111,203	51%	$1,537,244	48%	$573,959	37%
Patterning	862,468	21%	667,427	21%	195,041	29%
Specialty Semiconductor Process	113,597	3%	100,219	3%	13,378	13%
PCB and Component Inspection	167,510	4%	117,298	4%	50,212	43%
Services	850,546	20%	744,690	23%	105,856	14%
Other	30,691	1%	42,818	1%	(12,127)	(28)%
Total	$4,136,015	100%	$3,209,696	100%	$926,319	29%
Revenues by region
The following is a summary of revenues by geographic region, based on ship-to location, for the indicated periods:

	Three Months Ended,				Q1 FY27 vs. Q4 FY26
(Dollar amounts in thousands)	September 30, 2026		June 30, 2026
Revenues:
China	$1,425,744	34.5%	$956,728	26.2%	$469,016	49%
Taiwan	1,022,729	24.7%	1,136,037	31.1%	(113,308)	(10)%
North America	618,029	14.9%	654,959	17.9%	(36,930)	(6)%
Korea	497,169	12.0%	374,089	10.2%	123,080	33%
Rest of Asia	218,233	5.3%	158,042	4.3%	60,191	38%
Europe and Israel	194,331	4.7%	167,223	4.6%	27,108	16%
Japan	159,780	3.9%	210,478	5.7%	(50,698)	(24)%
Total	$4,136,015	100.0%	$3,657,556	100.0%	$478,459	13%

	Three Months Ended,				Q1 FY27 vs. Q1 FY26
(Dollar amounts in thousands)	September 30, 2026		September 30, 2025
Revenues:
China	$1,425,744	34.5%	$1,267,156	39.5%	$158,588	13%
Taiwan	1,022,729	24.7%	793,608	24.7%	229,121	29%
North America	618,029	14.9%	297,907	9.3%	320,122	107%
Korea	497,169	12.0%	299,373	9.3%	197,796	66%
Rest of Asia	218,233	5.3%	105,467	3.3%	112,766	107%
Europe and Israel	194,331	4.7%	150,976	4.7%	43,355	29%
Japan	159,780	3.9%	295,209	9.2%	(135,429)	(46)%
Total	$4,136,015	100.0%	$3,209,696	100.0%	$926,319	29%

Revenues from our customers in China increased 49% in the three months ended September 30, 2026 compared to the three months ended June 30, 2026, and increased 13% compared to the same period in the prior year, primarily driven by increased demand from foundry/logic customers, particularly at mature technology nodes.
Revenues from our customers in Taiwan decreased 10% in the three months ended September 30, 2026 compared to the three months ended June 30, 2026, primarily due to lower deliveries to leading-edge foundry/logic customers driven by the timing of customer expansion, partially offset by higher demand from memory customers. Revenues from customers in Taiwan increased 29% in the three months ended September 30, 2026, compared to the same period in the prior year, due to increased demand from leading-edge customers in foundry/logic, memory, and advanced packaging technologies.
Revenues from our customers in North America decreased 6% in the three months ended September 30, 2026 compared to the three months ended June 30, 2026, primarily due to slightly lower leading-edge foundry/logic customer deliveries. Revenues from customers in North America increased 107% in the three months ended September 30, 2026, compared to the same period in the prior year, primarily due to increased demand from leading-edge customers in foundry/logic and memory technologies.
Revenues from our customers in Korea increased 33% in the three months ended September 30, 2026, compared to the three months ended June 30, 2026, and increased 66% compared to the same period in the prior year, due to increased demand from memory customers, including investments supporting high-bandwidth memory and advanced DRAM technology roadmaps.
Each of the remaining regions accounted for less than 10% of revenue in all periods presented.
Gross margin
Our gross margin fluctuates with revenue levels and product mix and is affected by variations in costs related to manufacturing and servicing our products, including our ability to scale our operations efficiently and effectively in response to prevailing business conditions.
The following tables summarize the major factors that contributed to the changes in gross margin during the periods presented:

Gross Margin
Three Months Ended
June 30, 2026	61.4%
Revenue volume of products and services	0.6%
Mix of products and services sold	0.5%
Manufacturing labor, overhead and efficiencies	0.3%
Other service and manufacturing costs	(0.9)%
September 30, 2026	61.9%

Gross Margin
Three Months Ended
September 30, 2025	61.3%
Revenue volume of products and services	1.7%
Mix of products and services sold	(1.2)%
Manufacturing labor, overhead and efficiencies	0.6%
Other service and manufacturing costs	(0.5)%
September 30, 2026	61.9%
Changes in gross margin from revenue volume of products and services reflect our ability to leverage existing infrastructure to generate higher revenues. Changes in gross margin from the mix of products and services sold reflect the impact of changes within the composition of product and service offerings. Changes in gross margin from manufacturing labor, overhead and efficiencies reflect our ability to manage costs and drive productivity as we scale our manufacturing activity to respond to customer requirements and amortization of intangible assets. In both periods presented above, manufacturing labor, overhead and efficiencies included higher employee-related costs due to increases in headcount partially offset by absorption benefits from higher manufacturing volumes. Changes in gross margin from other service and manufacturing costs include the impact of tariffs, customer support costs, including the efficiencies in which we manage our production plans and inventory risk.
Research and Development
R&D expenses may fluctuate with product development phases and project timing as well as our R&D efforts. As technological innovation is essential to our success, we may incur significant costs associated with R&D projects, including compensation for engineering talent, engineering material costs and other expenses.

(Dollar amounts in thousands)	Three Months Ended,		Q1 FY27 vs. Q4 FY26
	September 30, 2026	June 30, 2026
R&D expenses	$395,096	$399,023	$(3,927)	(1)%
R&D expenses as a percentage of total revenues	10%	11%
R&D expenses during the three months ended September 30, 2026 were comparable to the three months ended June 30, 2026.

(Dollar amounts in thousands)	Three Months Ended,		Q1 FY27 vs. Q1 FY26
	September 30, 2026	September 30, 2025
R&D expenses	$395,096	$360,461	$34,635	10%
R&D expenses as a percentage of total revenues	10%	11%
R&D expenses during the three months ended September 30, 2026 increased compared to the three months ended September 30, 2025, primarily due to an increase in employee-related expenses of $31.4 million as a result of increased headcount and higher compensation and benefits costs.
Our future operating results will depend significantly on our ability to make products and provide services that have a competitive advantage in our marketplace. To do this, we believe that we must continue to make substantial and focused investments in our R&D. We remain committed to product development in new and emerging technologies.
Selling, General and Administrative

	Three Months Ended,		Q1 FY27 vs. Q4 FY26
(Dollar amounts in thousands)	September 30, 2026	June 30, 2026
SG&A expenses	$301,458	$291,477	$9,981	3%
SG&A expenses as a percentage of total revenues	7%	8%
SG&A expenses during the three months ended September 30, 2026 increased compared to the three months ended June 30, 2026, primarily due to higher losses on disposal of fixed assets of $4.6 million and an increase in facilities-related expense of $3.1 million.

(Dollar amounts in thousands)	Three Months Ended,		Q1 FY27 vs. Q1 FY26
	September 30, 2026	September 30, 2025
SG&A expenses	$301,458	$268,988	$32,470	12%
SG&A expenses as a percentage of total revenues	7%	8%
SG&A expenses during the three months ended September 30, 2026 increased compared to the three months ended September 30, 2025, primarily due to increases in employee-related expenses of $24.8 million as a result of additional headcount and higher employee compensation and benefit costs, and higher losses on disposal of fixed assets of $4.7 million.
Restructuring Charges
Restructuring charges were immaterial for the each of three months ended September 30, 2026, June 30, 2026 and September 30, 2025. For additional information, refer to Note 17 “Restructuring Charges” to our Condensed Consolidated Financial Statements.

Interest Expense and Other Expense (Income), Net
Interest expense represents interest associated with our debt instruments. Interest on our senior, unsecured long-term notes (the “Senior Notes”) is payable semi-annually. Concurrent with the Senior Notes interest payments, floating interest payments on our interest rate swaps are paid semi-annually and the fixed-rate interest receivable on the swaps is received semi-annually.
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

(Dollar amounts in thousands)	Three Months Ended,		Q1 FY27 vs. Q4 FY26
	September 30, 2026	June 30, 2026
Interest expense	$67,927	$73,274	$(5,347)	(7)%
Other expense (income), net	$(30,339)	$(68,711)	$38,372	56%
Interest expense as a percentage of total revenues	2%	2%
Other expense (income), net as a percentage of total revenues	< 1%	(2)%
Interest expense during the three months ended September 30, 2026 decreased slightly compared to the three months ended June 30, 2026, primarily due to reduced factoring-related interest expense of $4.3 million.
The change in other expense (income), net during the three months ended September 30, 2026 compared to the three months ended June 30, 2026 was primarily due to a net fair value loss of $18.5 million from an equity investment and release of a tax reserve of $11.6 million in the prior quarter.

(Dollar amounts in thousands)	Three Months Ended,		Q1 FY27 vs. Q1 FY26
	September 30, 2026	September 30, 2025
Interest expense	$67,927	$71,075	$(3,148)	(4)%
Other expense (income), net	$(30,339)	$(43,374)	$13,035	30%
Interest expense as a percentage of total revenues	2%	2%
Other expense (income), net as a percentage of total revenues	< 1%	(1)%
Interest expense during the three months ended September 30, 2026 decreased slightly compared to the three months ended September 30, 2025, primarily due to favorable interest rate swap settlements.
The change in other expense (income), net during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to a net fair value loss of $15.1 million from an equity investment, partially offset by favorable foreign exchange fluctuations of $3.1 million.
Provision for Income Taxes
The following tables provide details of income taxes:

	Three Months Ended,
(Dollar amounts in thousands)	September 30, 2026	June 30, 2026
Income before income taxes	$1,824,082	$1,549,385
Provision for income taxes	$275,494	$186,326
Effective tax rate	15.1%	12.0%
The effective tax rate during the three months ended September 30, 2026 was higher compared to the three months ended June 30, 2026, primarily due to a reduction in the tax effects of our stock-based compensation expense and the tax effects of the Undertaxed Profits Rule (“UTPR”) provision under the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Global Anti-Base Erosion (“GloBE”) rules during the three months ended September 30, 2026. We are expecting $94.5 million tax expense in our fiscal year ending June 30, 2027 relating to the UTPR provision and have accrued $20.2 million tax expense during the three months ended September 30, 2026. As countries enact legislation to adopt the Side-by-Side Safe Harbor, the UTPR tax expense may be reversed without payment.

	Three Months Ended,
(Dollar amounts in thousands)	September 30, 2026	September 30, 2025
Income before income taxes	$1,824,082	$1,309,476
Provision for income taxes	$275,494	$188,436
Effective tax rate	15.1%	14.4%
The effective tax rate during the three months ended September 30, 2026 was higher compared to the three months ended September 30, 2025, primarily due to the tax effects of the UTPR provision under the OECD Pillar Two GloBE rules during the three months ended September 30, 2026.
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
LIQUIDITY AND CAPITAL RESOURCES

	As of	As of
(Dollar amounts in thousands)	September 30, 2026	June 30, 2026
Cash and cash equivalents	$1,531,950	$1,649,842
Marketable securities	3,209,241	3,252,566
Total cash, cash equivalents and marketable securities	$4,741,191	$4,902,408
Percentage of total assets	26%	27%

	Three Months Ended September 30,
(In thousands)	2026	2025
Cash flows:
Net cash provided by operating activities	$1,530,939	$1,161,591
Net cash used in investing activities	(177,938)	(409,988)
Net cash used in financing activities	(1,479,603)	(881,799)
Effect of exchange rate changes on cash and cash equivalents	8,710	(2,501)
Net decrease in cash and cash equivalents	$(117,892)	$(132,697)
Cash, Cash Equivalents and Marketable Securities
As of September 30, 2026, our cash, cash equivalents and marketable securities totaled $4.74 billion, compared to the $4.90 billion balance as of June 30, 2026. Refer to below discussions of sources and uses of cash during the three months ended September 30, 2026. As of September 30, 2026, $785.7 million of our $4.74 billion of cash, cash equivalents and marketable securities were held by our foreign subsidiaries and branch offices. We have recorded appropriate provisions for income or withholding taxes that may result from future repatriations of this balance.
Cash Flows Provided by Operating Activities
We typically finance our liquidity requirements through cash generated from our operations. Net cash provided by operating activities during the three months ended September 30, 2026 was $1.53 billion compared to $1.16 billion during the three months ended September 30, 2025. This increase in cash provided was primarily due to an increase in customer and other collections of approximately $940 million primarily driven by higher shipments, a decrease in income tax payments of approximately $58 million and a decrease in other tax payments of approximately $50 million; partially offset by increases in accounts payable payments of approximately $595 million and employee-related payments of approximately $70 million.

Cash Flows Used in Investing Activities
Net cash used in investing activities during the three months ended September 30, 2026 was $177.9 million compared to $410.0 million during the three months ended September 30, 2025. This decrease in cash used was primarily due to decreases in net purchases of available-for-sale securities of $332.0 million, partially offset by a $98.9 million increase in capital expenditures and $1.1 million decrease in government assistance.
Cash Flows Used in Financing Activities
Net cash used in financing activities during the three months ended September 30, 2026 was $1.48 billion compared to $881.8 million during the three months ended September 30, 2025. This increase in cash used was primarily due to increases in common stock repurchases of $390.7 million, tax withholding payments related to vested and released restricted stock units (“RSUs”) of $157.6 million and payment of dividends and dividend equivalents of $51.1 million.
Stock Repurchases
The shares of common stock repurchased under our stock repurchase program have reduced our basic and diluted weighted-average shares outstanding for the three months ended September 30, 2026 and 2025. The total amount of stock repurchases during the three months ended September 30, 2026 and 2025 were $935.8 million and $545.1 million, respectively. The stock repurchase program is intended, in part, to mitigate the potential dilutive impact related to our equity incentive plans and shares issued in connection with our Employee Stock Purchase Program as well as to return excess cash to our stockholders. As of September 30, 2026, an aggregate of $8.81 billion was available for repurchase under our stock repurchase program, which reflects an increase in the authorized repurchase amount of $7.00 billion in the third quarter of fiscal 2026.
Cash Dividends
During the three months ended September 30, 2026, our Board of Directors declared a regular quarterly cash dividend of $0.230 per share on our outstanding common stock, which was paid on September 1, 2026 to our stockholders of record as of the close of business on August 17, 2026. During the same period in fiscal year ended June 30, 2026, our Board of Directors declared and paid a regular quarterly cash dividend of $0.190 per share on our outstanding common stock. The total amount of regular quarterly cash dividends and dividend equivalents paid during the three months ended September 30, 2026 and 2025 was $305.1 million and $254.0 million, respectively. The amount of accrued dividend equivalents payable for regular quarterly cash dividends on unvested RSUs with dividend equivalent rights as of September 30, 2026 and June 30, 2026 was $10.4 million and $13.3 million, respectively. These amounts will be paid upon vesting of the underlying unvested RSUs as described in Note 9 “Equity and Long-term Incentive Compensation Plans” to our Condensed Consolidated Financial Statements.
Senior Notes
As of September 30, 2026, we had an aggregate principal amount of Senior Notes totaling $5.95 billion with due dates ranging from fiscal 2029 through fiscal 2063. For additional information on these Senior Notes, see Note 7 “Debt” to our Condensed Consolidated Financial Statements. As of September 30, 2026, we were in compliance with all of our covenants under the relevant indentures associated with the Senior Notes.
Revolving Credit Facility
We have in place a Credit Agreement (“Credit Agreement”) for an unsecured revolving credit facility (“Revolving Credit Facility”) with a maturity date of July 3, 2030 that allows us to borrow up to $1.50 billion. Subject to the terms of the Credit Agreement, the Revolving Credit Facility may be increased by an amount up to $500.0 million in the aggregate. As of September 30, 2026, we had no outstanding borrowings under the Revolving Credit Facility. We were in compliance with all covenants under the Credit Agreement as of September 30, 2026 (the net leverage ratio was 0.49 to 1.00, compared to a maximum net leverage ratio of 3.25 to 1.00 on a quarterly basis covering the trailing four consecutive fiscal quarters for each fiscal quarter). Considering our current liquidity position, short-term financial forecasts and ability to prepay the Revolving Credit Facility, if necessary, we expect to continue to be in compliance with our financial covenants at the end of our fiscal year ending June 30, 2027.
For additional information on the Revolving Credit Facility, see Note 7 “Debt” to our Condensed Consolidated Financial Statements.
Material Cash Requirements
For details regarding our debt and other material cash commitments, refer to Note 7 “Debt” and Note 14 “Commitments and Contingencies,” respectively, to our Condensed Consolidated Financial Statements. For additional details regarding our material cash requirements, refer to “Material Cash Requirements” in the “Liquidity and Capital Resources” section of Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.
Off-Balance Sheet Arrangements
As of September 30, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial position, changes in financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. Refer to Note 14 “Commitments and Contingencies” to our Condensed Consolidated Financial Statements for information related to indemnification obligations.
Working Capital
Working capital was $8.02 billion as of September 30, 2026, which represents a decrease of $58.5 million compared to our working capital of $8.08 billion as of June 30, 2026. As of September 30, 2026, our principal sources of liquidity consisted of $4.74 billion of cash, cash equivalents and marketable securities, as well as $1.50 billion availability under our Revolving Credit Facility. Our liquidity may be affected by many factors, some of which are based on the normal ongoing operations of the business, spending for business acquisitions, and other factors such as uncertainty in the global and regional economies and the semiconductor, semiconductor-related and electronic device industries. Although cash requirements will fluctuate based on the timing and extent of these factors, we believe that cash generated from operations, together with the liquidity provided by existing cash and cash equivalents balances, marketable securities and our $1.50 billion Revolving Credit Facility, will be sufficient to satisfy our liquidity requirements associated with working capital needs, capital expenditures, cash dividends, stock repurchases and other contractual obligations for at least the next 12 months.
Credit Ratings
Our credit ratings as of September 30, 2026 are summarized below:

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our interest rate risk, marketable equity security risk or foreign currency risk since our Annual Report on Form 10-K for the fiscal year ended June 30, 2026. Refer to “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II, Item 7A of our Annual Report on Form 10-K for our fiscal year ended June 30, 2026 for a complete description of our market risk.
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
Changes in Internal Control over Financial Reporting
During the first quarter of fiscal 2027, we implemented an upgraded enterprise resource planning (“ERP”) system, resulting in modifications to certain business processes and related internal controls over financial reporting. Management performed implementation testing and continues to monitor the operation of the ERP system and related controls. There were no other changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recent fiscal quarter covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information set forth above under Note 13 “Litigation and Other Legal Matters” to our Condensed Consolidated Financial Statements in Item 1 of Part 1 is incorporated herein by reference.
ITEM 1A.    RISK FACTORS
Other than the risk factor listed below, there have been no material changes in our risk factors since our Annual Report on Form 10-K for the fiscal year ended June 30, 2026. Refer to “Risk Factors” contained in Part I Item 1A of our Annual Report on Form 10-K for our fiscal year ended June 30, 2026 for a complete description of our risk factors. Any of these risks, as well as risks unknown to us or that we believe are currently immaterial, could have a material adverse impact on our business, financial condition or results of operations.
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
While patent, copyright and trademark protection for our IP is important, we believe our future success in highly dynamic markets is most dependent upon the technical competence and creative skills of our personnel. We attempt to protect our trade secrets and other proprietary information through confidentiality and other agreements with our customers, suppliers, employees and consultants and through other security measures. We also maintain exclusive and non-exclusive licenses with third parties for strategic technology used in certain products. However, these employees, consultants and third parties may breach these agreements, and we may not have adequate remedies for wrongdoing. We also try to control access to and distribution of our technology and proprietary information. Despite our efforts, internal or external parties, including state actors, may attempt to copy, disclose, obtain, reverse engineer, decompile or otherwise misappropriate our IP or technology, including through the use of AI or machine learning technologies. Advances in AI and machine learning technologies may make policing unauthorized use of our IP and technology more difficult to detect, and if third parties are able to replicate our technologies, our competitors may be able to take advantage of our R&D efforts to develop competing products. In addition, former employees may seek employment with our customers, suppliers or competitors and there can be no assurance that the confidential nature of our proprietary information will be maintained in the course of such future employment. In addition, the laws of certain territories in which we develop, manufacture or sell our products may not protect our IP rights to the same extent as the laws of the U.S. In any event, the extent to which we can protect our trade secrets through the use of confidentiality agreements is limited, and our success will depend to a significant extent on our ability to innovate ahead of our competitors.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Equity Repurchase Plans
The following is a summary of stock repurchases for the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid per Share(3)	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)(3)
July 1, 2026 to July 31, 2026	1,583,942	$206.32	1,583,942	$9,415,487,309
August 1, 2026 to August 31, 2026	1,867,466	$187.19	1,867,466	$9,065,924,684
September 1, 2026 to September 30, 2026	1,462,790	$177.14	1,462,790	$8,806,808,110
Total	4,914,198		4,914,198
__________________
(1)Our Board of Directors has authorized a program that permits us to repurchase our common stock, including a $7.00 billion increase approved by the Board in the third quarter of fiscal 2026. As of September 30, 2026, $8.81 billion remained available for repurchases under our repurchase program. All shares in the table were purchased pursuant to our publicly announced repurchase program.
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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date
3.1	Restated Certificate of Incorporation	8-K	No. 000-09992	3.2	June 12, 2026

3.2	Amended and Restated By-Laws	8-K	No. 000-09992	3.1	November 7, 2025

31.1	Certification of Chief Executive Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer under Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350^

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
^ Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLA CORPORATION
(Registrant)

October 29, 2026	/s/ RICHARD P. WALLACE
(Date)	Richard P. Wallace
President and Chief Executive Officer (Principal Executive Officer)

October 29, 2026	/s/ BREN D. HIGGINS
(Date)	Bren D. Higgins
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

October 29, 2026	/s/ VIRENDRA A. KIRLOSKAR
(Date)	Virendra A. Kirloskar
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)